Form 10-K
period 1998-12-31
LODGIAN INC
filed 1999-04-01
CIK 1066138

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-14537
                                              -------

                                 LODGIAN, INC.
             (Exact name of registrant as specified in its charter)


                          DELAWARE                                         52-2093696
                          --------                                         ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Identification No.)

3445 Peachtree Road N.E., Suite 700, Atlanta, Georgia                         30326
-----------------------------------------------------                       ---------
         (Address of principal executive offices)                           (Zip Code)

      (Registrant's telephone number, including area code) (404) 364-9400
                                                           --------------

           Securities registered pursuant to Section 12(b)of the Act:


Title of each class                            Name of each exchange on which registered
-------------------                            -----------------------------------------
Common Stock, $.01 par value per share                           New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X          No
                              -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 30, 1999, was $150,599,007 based on the closing price of $5.0625 per share of the Common Stock as reported by the New York Stock Exchange on such date.

The registrant had 29,747,952 shares of Common Stock, par value $.01, outstanding as of March 30, 1999.

Documents incorporated by reference: Certain information in Lodgian, Inc.'s definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

Lodgian, Inc. ("Lodgian" or the "Company") is a successor to Servico, Inc. ("Servico") as a result of Servico's merger (the "Merger") with Impac Hotel Group, LLC, a privately owned hotel ownership, management and development company ("Impac"). The Merger was completed on December 11, 1998. Because the Merger was accounted for under the purchase accounting method, Lodgian's results for the year ended 1998 reflect Impac's contributions only since December 11, 1998.

GENERAL

         The Company is one of the largest owners and operators of full-service hotels in the United States. The Company operated 144 hotels containing approximately 27,230 rooms located in 35 states, Canada and Europe at December 31, 1998. The Company's hotels include 124 wholly owned hotels, 17 hotels owned in partnership where the Company has a fifty percent or greater equity interest, 1 hotel owned in partnership where the Company has a minority equity interest and 2 hotels managed for third parties. Substantially all of the Company's hotels are affiliated with nationally recognized hospitality franchises, including Crowne Plaza, Doubletree, Hilton, Holiday Inn, Marriott, Omni, Radisson, Sheraton and Westin. The Company owns and operates 83 hotels under franchise agreements with Holiday Inn and 18 hotels under franchise agreements with Marriott. These relationships make the Company the second largest Holiday Inn franchisees and one of the largest Marriott franchisees nationally.

         The Company's hotels are primarily full-service properties which offer food and beverage services, meeting space and banquet facilities and compete in the mid-price and upscale segments of the lodging industry. Management believes that these segments have more inelastic demand than other segments of the lodging industry and that they have recently experienced less development of new properties than other lodging segments, such as the limited service, economy and budget segments.

         The Company's success in managing, developing, renovating and repositioning its hotels has resulted in strong relationships with its franchisors. The Company prides itself on the recognition and awards the Company has received from its franchisors. These awards include, among others:
(i) Best New Hotel Opening in 1997 for the Courtyard by Marriott, Tulsa and in 1998 for the Denver Airport Marriott; in each case by Marriott International
(ii) President's Award for three hotels for 1998 from Marriott International;
(iii) Modernization Award for the last four consecutive years from Bass Hotels and Resorts; (iv) Torchbearer Award for several hotels from Bass Hotels and Resorts; and (v) Hotel of the Year for the Club Hotel by Doubletree in Philadelphia from Promus Hotels. The Company was also named "Best New Franchisee" by Marriott International in 1995.

         The Company's operating strategy emphasizes (i) experienced and hands-on management, with performance-based incentives at corporate, regional and individual hotel levels, (ii) effective centralized corporate and regional support personnel, who closely monitor hotel-level performance and provide substantial accounting, payroll, human resources, sales and marketing, information technology and data processing, training and other support services, (iii) the use of centralized reservations and sales support,
(iv) the use of banquet facilities, food and beverage operations and meeting space to maximize occupancy and improve profitability, (v) a commitment to reinvest capital into its owned hotels, and (vi) an emphasis on premium brands, as nearly 80% of the Company's portfolio is comprised of hotels operating under the Crowne Plaza, Doubletree, Hilton, Holiday Inn, Marriott, Radisson, Sheraton, and Westin brands.

RECENT DEVELOPMENTS

         At the beginning of 1998, Servico operated 71 hotels with 14,500 rooms in 23 states and Canada. In June, 1998, Servico completed the acquisition from AMI of 14 hotel properties located in the Northeast and mid-Atlantic states and containing 2,298 rooms for an aggregate acquisition value of $75 million. Three of these properties were subsequently sold for an aggregate price of approximately $7.68 million. In November 1998, Servico made an equity investment in six European hotel properties.

         On December 11, 1998 Servico completed its Merger with Impac Hotel Group to form Lodgian. As a result of the Merger, the Company acquired 55 owned or managed hotels with 9,236 rooms in 24 states from Impac.

         In accordance with the Merger agreement, Servico shareholders received 18,439,809 newly issued shares of the Company's Common Stock having an aggregate fair market value of $112,943,830, and Impac members received 8 million newly issued shares of the Company's Common Stock having an aggregate fair market value of $49 million and $15 million in cash consideration. An additional 1.4 million shares were issued to Impac unitholders and are held in escrow. The shares will be released from escrow upon completion of newly developed hotels in Denver, Colorado; Livermore, California; Rio Rancho, New Mexico; Portland, Oregon; and Lake Oswego, Oregon.

         The Company believes the Merger enhances its growth potential and provides significant opportunities for operating synergies, due to the complementary nature of the two companies' property portfolios, strategies and core competencies. Management believes that the addition of Impac's in-house development capabilities and relationships with high quality franchisors, such as Marriott, will enable the Company to take advantage of more opportunities to redevelop its existing hotels as well as to selectively acquire and develop new hotels. The Company also believes it has opportunities to improve the operating performance of Impac's hotels by applying Servico's operating expertise and "best practices". In addition, the Company believes that it will be able to generate greater value from Servico's portfolio through operating synergies (including opportunities for cost savings in overhead, purchasing, insurance and related activities) and by leveraging Impac's skills to redevelop, renovate and reposition selected properties.

         On November 10, 1998, David Buddemeyer, Servico's Chairman and Chief Executive Officer, resigned from Servico. In addition, on February 28, 1999, Warren Knight, the Company's Chief Financial Officer, resigned and was replaced on an interim basis by Lawrence Carballo. The Company is currently actively seeking a new Chief Financial Officer. Upon completion of the merger, the Company closed its headquarters in West Palm Beach, Florida and relocated to Atlanta, Georgia.

PERFORMANCE

         In order to adequately address the Company's performance as compared to prior years, the Company discusses in this section only those activities undertaken by Servico without regard for the Merger with Impac.

         Servico generally classified its hotels as either "Stabilized Hotels" or "Reposition Hotels." The Stabilized Hotels currently include all hotels which were acquired by Servico through 1995 and 12 of the hotels acquired during 1996 and 1997 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include 11 of the hotels acquired by Servico during 1996 and 1997, all of which are still the subject of management's post acquisition repositioning and renovation initiatives. Since January 1996, Servico acquired ownership interests in a total of 42 hotel properties and closed or sold a total of 4 properties. The following table sets forth information concerning the acquisition of ownership interests in hotels during 1997 and 1998:


                                             TOTAL               WHOLLY OWNED            PARTIALLY OWNED
                                     --------------------    --------------------     --------------------
                                     NUMBER OF  NUMBER OF    NUMBER OF  NUMBER OF     NUMBER OF  NUMBER OF
                                      HOTELS      ROOMS       HOTELS      ROOMS        HOTELS     ROOMS
                                     ---------  ---------    ---------  ---------     ---------  ---------
Fiscal Year-End 1996 .........          57       11,059         43        7,950          14        3,109
1997 Additions ...............          12        3,002         15        3,689          (3)        (687)
                                        --       ------         --       ------          --       ------
Fiscal Year-End 1997 .........          69       14,061         58       11,639          11        2,422
1998 Net Additions ...........          20        3,933         13        2,729           6        1,204
                                        --       ------         --       ------          --       ------
Fiscal Year-End 1998 .........          89       17,994         71       14,318          17        3,626
                                        ==       ======         ==       ======          --       ======

         During the repositioning period (generally 12 to 18 months) hotels will usually experience lower operating results such as revenue per available room ("RevPAR") and profit margins. Nonetheless, these hotels still contribute to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and net income. Moreover, the Company expects significant improvements in the operating performance of those hotels which have undergone a renovation or repositioning.

         To better illustrate and demonstrate execution of the Company's repositioning strategy and same-store sales comparisons, the Company, beginning in 1999, will reclassify its hotels as either "Stabilized Hotels", "Stabilizing Hotels" or "Being Repositioned Hotels". Stabilized Hotels are properties which have experienced little or no disruption to their operations over the past 36 months as the result of redevelopment or repositioning efforts or newly-constructed hotels which have been in service for 24 months or more. Stabilizing Hotels are properties which have undergone substantial renovation or repositioning investment within the last 36 months, which work is now completed, or newly developed properties placed into service within the past 24 months. Management believes that these properties should experience higher growth in RevPAR and cash flow than the Stabilized Hotels. On average, the Company's hotels which have undergone substantial renovation have generally reached stabilization in approximately 24 to 36 months after their completion date and the Company's newly developed hotels have reached stabilization in approximately 12 to 18 months after their completion date. Being Repositioned Hotels are hotels currently experiencing substantial disruption to their operations due to extensive renovation and repositioning investment. Once this work is completed these properties will be reclassified as Stabilizing.

         The Company is in the process of repositioning and renovating the Being Repositioned Hotels based on strategic plans designed to address the opportunities presented by each hotel and the hotel's particular market. Renovations are chosen based on meeting return on investment criteria and brand standards. These renovations include enhancing lobbies, restaurants and public areas, upgrading guest rooms and converting unprofitable lounge areas to meeting rooms to accommodate the needs of business travelers. In certain instances, hotel properties are rebranded to improve market share and further identify the improved property to the community. The following properties are currently under renovation:

LODGIAN HOTELS UNDER RENOVATION


HOTELS AND CURRENT BRAND                      NEW BRAND              # OF          LOCATION
                                                                     ROOMS
 Niagara Inn                             Four Points by Sheraton      190      Niagara Falls, NY
 Clarion Niagara Falls, NY               Holiday Inn Select           395      Niagara Falls, NY
 Holiday Inn Grand Island                                             265      Grand Island, NY
 Comfort Inn Boston (Revere)             Courtyard by Marriott        120      Boston, MA
 Club Hotel by Doubletree                                             399      Louisville, KY
 Holiday Inn Express                                                  210      Nashville, TN
 Holiday Inn Belmont, MD                                              135      Baltimore, MD
 Holiday Inn BWI Airport, MD                                          259      Baltimore, MD
 Holiday Inn Cromwell Bridge, MD                                      139      Baltimore, MD
 Holiday Inn East Hartford, CT                                        130      E. Hartford, CT
 Holiday Inn Frederick, MD                                            157      Baltimore, MD
 Holiday Inn Glen Burnie North, MD                                    128      Baltimore, MD
 Holiday Inn Inner Harbor, MD                                         373      Baltimore, MD
 Holiday Inn Lancaster (East), PA                                     189      Lancaster, PA
 Holiday Inn New Haven, CT                                            160      New Haven, CT
 Holiday Inn York, PA (Arsenal Rd.)                                   100      York, PA
 Holiday Inn Rolling Meadows                                          422      Rolling Meadows, IL
 Ramada Plaza Houston, TX                Crowne Plaza                 298      Houston, TX
 Sheraton West Palm Beach, FL                                         350      West Palm Beach, FL
 Hotel Arenburg, Belgium                                              155      Brussels
 Hotel Diplomat, Belgium                                               68      Brussels
 Hotel Royal Astor, Belgium                                            95      Brussels
 Delta Hotel, Belgium                                                 246      Brussels
 Galaxy Hotel, Netherlands               Holiday Inn                  282      Amsterdam
 Crowne Plaza Brussels                                                358      Brussels

         The Company has developed 16 properties since 1995 that are currently operating and have an additional 3 upscale properties under construction, as shown below. On average, the Company's newly developed hotels have reached stabilization in approximately 12 to 18 months after their completion date.

PROPERTIES UNDER CONSTRUCTION


HOTEL                                     NUMBER OF ROOMS          LOCATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Courtyard by Marriott - Livermore, CA           122            San Francisco, CA
--------------------------------------------------------------------------------
Marriott City Center - Portland, OR             249            Portland, OR
--------------------------------------------------------------------------------
Hilton Garden Inn Lake Oswego, OR               160            Lake Oswego, OR

         The Company's management team has successfully managed hotels in all segments of the hotel industry. Management believes that the Company's past success and future performance depend on its ability (i) to identify underperforming hotels and quickly implement successful turnaround plans; (ii) to develop and implement marketing plans that position each hotel property within its local market and (iii) to develop and implement business plans that focus on maximizing revenues and improving market share, guest satisfaction, and cost controls. The Company's management culture stresses accountability of results, entrepreneurship and use of state-of-the-art technology.

PORTFOLIO

         The Company has significantly increased the size of its hotel portfolio through acquisition and new development, as shown below:

LODGIAN HOTEL PORTFOLIO


HOTELS                                             # OF                  LOCATION
                                                  ROOMS
Best Western Central Omaha                         213                Omaha, NE
Best Western Council Bluffs                         89                Council Bluffs, IA
Best Western Northwoods Atrium Inn                 197                Charleston, SC
Clarion Royce Hotel                                193                Pittsburgh, PA
Comfort Inn Roseville                              118                Roseville, MN
Comfort Inn San Antonio                            203                San Antonio, TX
Comfort Suites Greenville                           85                Greenville, SC
Courtyard by Marriott - Abilene                     99                Abilene, TX
Courtyard by Marriott - Bentonville                 90                Bentonville, AR
Courtyard by Marriott - Buckhead                   181                Atlanta, GA
Courtyard by Marriott - Florence                    78                Florence, KY
Courtyard by Marriott - Lafayette                   90                Lafayette, LA
Courtyard by Marriott - Livermore                  122                San Francisco, CA
Courtyard by Marriott - Paducah                    100                Paducah, KY
Courtyard by Marriott - Revere                     120                Boston, MA
Courtyard by Marriott - Tifton                      90                Tifton, GA
Courtyard by Marriott - Tulsa                      122                Tulsa, OK
Crowne Plaza Cedar Rapids                          275                Cedar Rapids, IA
Crowne Plaza Houston                               298                Houston, TX
Crowne Plaza Macon                                 298                Macon, GA
Crowne Plaza Saginaw                               177                Saginaw, MI
Crowne Plaza Worcester                             243                Worcester, MA
Crowne Plaza Brussels                              358                Brussels
Days Inn Silver Spring                             140                Silver Spring, MD

Doubletree Club Hollywood                          160                Hollywood, CA
Doubletree Club Louisville                         399                Louisville, KY
Doubletree Club Philadelphia                       188                Philadelphia, PA
Fairfield Inn Augusta                              117                Augusta, GA
Fairfield Inn Colchester                           117                Burlington, VT
Fairfield Inn Jackson                              105                Jackson, TN
Fairfield Inn Merrimack                            116                Merrimack, NH
Fairfield Inn Valdosta                             108                Valdosta, GA
Four Point by Sheraton Niagara Falls               190                Niagara Falls, NY
Four Points Hilton Head                            139                Hilton Head, SC
Four Points Omaha                                  168                Omaha, NE
Four Points West Des Moines                        161                Des Moines, IA
Hampton Inn Dothan                                 113                Dothan, AL
Hampton Inn Pensacola                              124                Pensacola, FL
Hilton Fort Wayne                                  245                Ft. Wayne, IN
Hilton Garden Lake Oswego                          160                Lake Oswego, OR
Hilton Garden Rio Rancho                           129                Rio Rancho, NM
Hilton Inn Columbia                                152                Columbia,MD
Hilton Inn Northfield                              186                Northfield, MI
Hilton Inn Sioux City                              193                Sioux City, IA
Holiday Inn, Netherlands                           282                Amsterdam
Holiday Inn Anchorage                              251                Anchorage, AK
Holiday Inn Arden Hills/St. Paul                   156                St. Paul, MN
Holiday Inn Augusta                                239                Augusta, GA
Holiday Inn Austin (South)                         210                Austin, TX
Holiday Inn Belmont                                135                Baltimore, MD
Holiday Inn Birmingham                             166                Birmingham, AL
Holiday Inn Bloomington                            187                Bloomington, IN
Holiday Inn Boise                                  265                Boise, ID
Holiday Inn Brunswick (I-95)                       126                Brunswick, GA
Holiday Inn BWI Airport                            259                Baltimore, MD
Holiday Inn Cincinnati                             244                Cincinnati, OH
Holiday Inn City Center                            240                Columbus, OH
Holiday Inn Clarksburg                             160                Clarksburg, WV
Holiday Inn Cromwell Bridge                        139                Baltimore, MD
Holiday Inn Dothan                                 102                Dothan, AL
Holiday Inn East Hartford                          130                E. Hartford, CT
Holiday Inn Express Fort Pierce                    100                Ft. Pierce, FL
Holiday Inn Express Gadsden                        141                Gadsden, AL
Holiday Inn Express Nashville                      210                Nashville, TN
Holiday Inn Express Palm Desert                    129                Palm Desert, CA
Holiday Inn Express Pensacola                      214                Pensacola, FL
Holiday Inn Fairmont                               106                Fairmont, WV
Holiday Inn Fayetteville                           198                Fayetteville, NC
Holiday Inn Florence                               106                Florence, KY
Holiday Inn Fort Mitchell                          214                Ft. Mitchell, KY
Holiday Inn Fort Wayne                             208                Ft. Wayne, IN
Holiday Inn Frederick                              157                Baltimore, MD
Holiday Inn Frisco                                 216                Frisco, CO
Holiday Inn Glen Burnie North                      128                Baltimore, MD
Holiday Inn Grand Island                           265                Grand Island, NY
Holiday Inn Greentree                              200                Pittsburgh, PA
Holiday Inn Hamburg                                129                Buffalo, NY
Holiday Inn Hilton Head                            201                Hilton Head, SC

Holiday Inn Inner Harbor                           373                Baltimore, MD
Holiday Inn Jamestown                              150                Jamestown, NY
Holiday Inn Jekyll Island                          199                Jekyll Island, GA
Holiday Inn Lancaster (East)                       189                Lancaster, PA
Holiday Inn Lancaster (North)*                     160                Lancaster, PA
Holiday Inn Lansing West                           239                Lansing, MI
Holiday Inn Lawrence                               192                Lawrence, KS
Holiday Inn Manhattan                              197                Manhattan, KS
Holiday Inn Marietta                               196                Atlanta, GA
Holiday Inn Market Center Dallas                   246                Dallas, TX
Holiday Inn McKnight Rd                            147                Pittsburgh, PA
Holiday Inn Meadow Lands                           138                Pittsburgh, PA
Holiday Inn Melbourne                              293                Melbourne, FL
Holiday Inn Memphis                                175                Memphis, TN
Holiday Inn Monroeville                            189                Pittsburgh, PA
Holiday Inn Morgantown                             147                Morgantown, WV
Holiday Inn Myrtle Beach                           133                Myrtle Beach, SC
Holiday Inn New Haven                              160                New Haven, CT
Holiday Inn North Miami                             98                Miami, FL
Holiday Inn Parkway East                           180                Pittsburgh, PA
Holiday Inn Phoenix West                           144                Phoenix, AZ
Holiday Inn Raleigh Downtown                       202                Raleigh, NC
Holiday Inn Richfield                              219                Richfield, OH
Holiday Inn Rolling Meadows                        422                Rolling Meadows, IL
Holiday Inn Santa Fe                               130                Santa Fe, NM
Holiday Inn Select Airport Phoenix                 298                Phoenix, AZ
Holiday Inn Select DFW                             282                Dallas, TX
Holiday Inn Select Niagara Falls                   395                Niagara Falls, NY
Holiday Inn Select Riverside                       286                Riverside, CA
Holiday Inn Select Strongsville                    304                Cleveland, OH
Holiday Inn Select Wilsonville                     169                Portland, OR
Holiday Inn Select Windsor, Ontario                214                Windsor, Ontario
Holiday Inn Sheffield                              201                Sheffield, AL
Holiday Inn Silver Spring                          232                Silver Spring, MD
Holiday Inn St. Louis North                        391                St. Louis, MO
Holiday Inn St. Louis West                         249                St. Louis, MO
Holiday Inn Syracuse                               153                Syracuse, NY
Holiday Inn University Mall                        152                Pensacola, FL
Holiday Inn Valdosta                               173                Valdosta, GA
Holiday Inn Wichita Airport                        152                Wichita, KS
Holiday Inn Winter Haven                           225                Winter Haven, FL
Holiday Inn York (Arsenal Rd.)                     100                York, PA
Holiday Inn York (Market St.)*                     120                York, PA
Howard Johnson Flagstaff                           100                Flagstaff, AZ
Marriott - Denver                                  238                Denver, CO
Marriott - Portland                                249                Portland, OR
Omni Albany                                        386                Albany, NY
Omni West Palm Beach                               219                West Palm Beach, FL
Quality Hotel & Conference Ctr.                    204                New Orleans, LA
Radisson Chattanooga                               238                Chattanooga, TN
Radisson New Orleans                               244                New Orleans, LA
Radisson Phoenix Hotel                             163                Phoenix, AZ
Residence Inn Dedham                                96                Boston, MA
Residence Inn Little Rock                           81                Little Rock, AR


Sheraton Hotel Concord                             323                Concord, CA
Sheraton West Palm Beach                           350                West Palm Beach, FL
Super 8 Hazard                                      86                Hazard, KY
Super 8 Prestonsburg                                80                Prestonsburg, KY
Westin William Penn Hotel                          595                Pittsburgh, PA
Town Center Hotel Silver Spring                    254                Silver Spring, MD
Mayfair House Miami                                179                Miami, FL
French Quarter Suites Memphis                      105                Memphis, TN
Hotel Arenburg, Belgium                            155                Brussels
Hotel Diplomat, Belgium                             68                Brussels
Hotel Royal Astor, Belgium                          95                Brussels
Delta Hotel, Belgium                               246                Brussels

FRANCHISE AFFILIATIONS

         In recent years, operators of hotels not owned or managed by major lodging companies have affiliated their hotels with national hotel franchisors as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Franchisors provide a number of services to hotel operators which can positively contribute to the improved financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that hotel franchisors with larger numbers of hotels enjoy greater brand awareness among potential hotel guests than those with fewer numbers of hotels. Hotels typically operate with high fixed costs, and increases in revenues generated by affiliation with a national franchisor can, at times, contribute positively to a hotel's financial performance.

         At December 31, 1998, substantially all of the Company's owned or managed hotels were affiliated with national hotel franchisors, as set forth in the following table:


                                              TOTAL                     WHOLLY OWNED              PARTIALLY OWNED
                                  ----------------------------   -------------------------   ------------------------
FRANCHISOR                        # OF HOTELS       # OF ROOMS   # OF HOTELS    # OF ROOMS   # OF HOTELS   # OF ROOMS
----------------------            -----------       ----------   -----------    ----------   -----------   ----------
Bass Hotels & Resorts                      83           16,876            72        14,172            11        2,704
Marriott International                     18            2,229            18         2,229             0            0
Best Western                                3              499             3           499             0            0
Choice Hotels                               5              803             5           803             0            0
H.F.S.                                      4              406             4           406             0            0
Hilton                                      6            1,065             5           872             1          193
Omni                                        2              605             1           386             1          219
Promus                                      5              984             5           984             0            0
Radisson                                    2              407             1           163             1          244
Starwood                                    7            1,926             7         1,926             0            0
Other                                       7            1,102             3           538             4          564
Totals                                    142(a)        26,902           124        22,978            18        3,924

(a) Does not include hotels managed, but not owned, by Lodgian.


         The Company believes that its strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums. With 71% of the portfolio composed of Holiday Inn and Marriott, the Company is well-positioned to take advantage of superior brand equity, quality standards and reservation contribution. As a result of renovations and improvements by the Company, as well as improvements made by other franchisees across the country due to the "Holiday Inn Worldwide Core Modernization" program, the Company believes that the Holiday Inn image will be greatly enhanced. In addition, the Company believes that Marriott continues to be a very strong name among travelers and in the industry, providing consistently high quality products and service. The Company hotels also benefit from both franchise 800 reservation numbers, which contribute approximately 30-35% of reservations Company wide.

         The Company's license agreements with the national hotel franchises typically authorize the operation of a hotel under the licensed name, at a specific location or within a specific area, and require that the hotel be operated in accordance with standards specified by the licensor. The license agreements also permit the Company to utilize the licensor's reservation system. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor's nationwide reservation system and certain ancillary charges. Royalty fees under the Company's various license agreements generally range from 3% to 5% of gross room revenues, while advertising/marketing fees provided for in the agreements generally range from 1% to 2% of gross room revenues and reservation system fees generally are 1% of gross room revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The license agreements generally have an original ten-year term, although certain license agreements provide for original 15 and 20-year terms. The majority of the Company's license agreements have five to ten years remaining on the term. The licensor may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility or the licensor may elect not to renew the license. It is the Company's policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

MANAGEMENT AGREEMENTS

         At December 31, 1998, the Company managed two hotels for third parties. All hotels managed for third parties are done so in accordance with written management agreements. These management agreements provide that the Company be paid a base fee calculated as a percentage of gross revenues, and generally provide for an accounting services fee and an incentive management fee. The incentive fees are generally a percentage of gross operating profits exceeding negotiated amounts. All operating and other expenses are paid by the owner. The management agreements provide for original terms of from one to five years. Fees payable to the Company under the management agreements range from 3% to 4% of gross sales.

         One of the Company's hotels, the Westin William Penn Hotel located in Pittsburgh, Pennsylvania, is managed by an unaffiliated third party. The terms of this management agreement provide for the manager to receive the greater of a base fee of 3% of gross revenues or an incentive fee based on profits available for debt service. The agreement also provides that it is the Company's responsibility to make funds available for capital improvements.

COMPETITION AND SEASONALITY

         The hotel business is highly competitive. The demand for accommodations and the resulting cash flow vary seasonally. The off-season tends to be the winter months for properties located in colder weather climates and the summer months for properties located in warmer weather climates. Levels of demand are dependent upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The Company's hotels depend upon both commercial and tourist travelers for revenues. Generally, the Company's hotels operate in areas that contain numerous other competitive lodging facilities, including hotels associated with franchisors which may have more extensive reservation networks than those which may be available to the Company. The Company competes with other facilities on various bases, including room prices, quality, service, location and amenities customarily offered to the traveling public.

OPERATING STRATEGY

         The Company has developed a highly focused operating strategy designed to maximize the financial performance of its hotels while providing its guests with high quality service and value. Key elements of the Company's operating strategy include:

         Experienced and Targeted Management. The Company seeks to maximize the performance of its hotels by developing marketing and management plans specifically tailored for each individual hotel. The Company develops and implements marketing plans that position each hotel property within its local market and facilitate targeted sales and marketing efforts. These plans focus on maximizing revenues and improving market share, guest satisfaction, and cost controls. The Company believes that experienced and hands-on management of hotel operations is the most critical element in maximizing revenue and cash flow of hotels, especially in full service hotels, and the Company's management culture stresses accountability of results, entrepreneurship and use of leading edge technology.

         Effective Centralized Controls and Assistance. The Company has implemented centralized support and controls which seek to provide corporate and group support services while promoting flexibility and encouraging employees to develop innovative solutions. The Company's hotels are organized into six regions, each headed by a regional vice president who reports to the chief operating officer. This structure enables the Company to provide close oversight of property managers at the regional and local level while ensuring that information, standards and goals are communicated effectively across the entire portfolio. The Company has established certain uniform productivity standards and skill requirements for hotel employees which management believes increase operating efficiencies by enhancing the Company's ability to measure performance and to interchange certain employees within its hotel system.

         Leading Edge Technology. The Company has invested substantial capital in state-of-the-art information technology, which allows for real-time reporting, among many other capabilities. The Company is also in the process of implementing Oracle web-based technology, which will permit (i) more accurate and efficient revenue and expense forecasting, (ii) labor and cash management and (iii) the ability to monitor daily revenue results, labor costs, and expenses of every one of our hotels from anywhere in the country. In addition, these systems are expected to streamline the process and reduce the costs of our financial reporting. Lastly, through the Company's proprietary network, the Company can provide real-time reporting, distribute corporate communications, and disseminate critical information to over 10,000 associates company-wide

         Centralized Reservations and Sales Support. Lodgian's sophisticated telecommunication and information technology has enabled its Revenue Center to provide centralized reservations for many of the Company's hotels by seamlessly transferring incoming reservation calls from hotels to the Revenue Center, thereby freeing up hotel associates to service guests. The Company believes that properly trained, dedicated reservation agents generate a higher conversion ratio per call. Specialists at the Revenue Center have complete access to the property management systems and price each room according to market demand, inventory supply, and competitor strategies.

         The Revenue Center not only houses Individual Reservations but also an entire Group Sales Center enabling hotel salespeople to focus on specific sales and marketing efforts while Revenue Center associates service the accounts. Event planning, detailed banquet orders, and contracts are all generated from the Revenue Center to alleviate the administrative burden at certain hotels. Along these lines, a Research and Development team concentrates on qualifying leads before turning them over to the hotel for follow up and closing the sale. The specialists at the Revenue Center are responsible for a number of functions, including bidding on business, servicing accounts and executing contracts, while the hotel is held accountable for direct sales efforts, developing relationships, and actually hosting the event.

         Selective Use of Premium Brands. The Company believes that the selection of an appropriate franchise brand is essential in positioning a hotel optimally within its local market. Because the Company is not bound by a single franchise brand, the Company can choose a franchise relationship that will maximize a hotel's performance in its particular market and complement the management strategies of both the individual hotel and the Company itself. The Company selects brands based on factors such as revenue contribution, product quality standards, local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. The Company believes that its relationships with many major hotel franchisors place it in an advantageous position when dealing with those franchisors and allows the Company to negotiate favorable franchise agreements. The Company believes its continued growth will further strengthen its relationships with franchisors as the Company focuses on choosing brands that meet market demands and Company expectations.


GROWTH STRATEGY

         The Company has developed a strategy designed to increase its revenues, cash flow and profitability while focusing on return on investment as the primary criterion or growth. The key components of the Company's strategy include those targeted to achieve internal growth through capital investment and operational improvements and those targeted to achieve external growth through acquisition and new development.

INTERNAL GROWTH

         Generate Internal Growth Through Focused Operating Strategy. The Company seeks to improve the performance of its hotels by applying its operating strategy and initiatives. The Company's operating strategy provides for marketing and business plans tailored for each individual hotel, accountability and performance-based compensation for individual hotel and regional vice presidents, effective centralized controls and assistance, centralized reservations and sales support, and selective use of a multiple branding strategy.

         Enhance Hotel Performance Through Disciplined Capital Investment. The Company seeks to reposition and renovate hotels based on strategic plans designed to address the opportunities presented by each hotel and the hotel's particular market. These renovations include enhancing lobbies, restaurants and public areas, upgrading guest rooms and converting unprofitable lounge areas to meeting rooms to accommodate the needs of business travelers. Renovations often include a substantial exterior renovation to improve the property's overall appearance and appeal. Such renovations generate attractive returns on investment by increasing occupancy and profitability and generate predictable cash flow and earnings growth.

EXTERNAL GROWTH

         The Company's external growth strategy primarily consists of (i) acquiring existing full-service, mid-price and upscale hotels which are in need of substantial renovation and repositioning and (ii) developing new full-service, mid-price and upscale hotels, primarily franchised under Marriott brands.

         Acquire and Improve Underperforming Hotels. As a fully integrated owner and manager, the Company seeks to capitalize on its management expertise by continuing to acquire underperforming hotels and implement operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. The Company has generally invested significant capital to renovate and reposition newly acquired hotels. In certain instances, the Company re-brands hotels in order to highlight property improvements to the marketplace and to improve market share.

         The Company believes that a number of lodging industry trends will enable it to continue to successfully execute its acquisition and renovation/repositioning strategy. The Company believes that there has generally been less competition to purchase underperforming hotels than other properties because of the level of expertise and amount of capital required to purchase and efficiently reposition such hotels, construction difficulties often encountered during the renovation phase, and the negative impact on earnings and cash flows during the repositioning period. In addition, a number of major franchisors, such as Holiday Inn, have launched quality improvement initiatives under which owners are required to invest substantial amounts of capital to upgrade older properties or have those properties lose their franchise. Management believes that these initiatives will provide the Company with new acquisition opportunities as individual or small-portfolio owners are unable or unwilling to invest the capital required to raise quality standards to the level required by franchisors. The Company successfully renovates and repositions hotels in situations with varying levels of service, room rates and market types, and the Company plans to continue such renovation programs as the Company acquires new hotels. Management expects that the Company's relationships throughout the industry and its in-house development capabilities will continue to provide it with a competitive advantage in identifying, evaluating, redeveloping and managing hotels that meet its criteria.

         Selectively Develop New Hotels. The Company plans to continue to selectively develop new full-service, mid-price and upscale hotels. The Company intends to develop these properties primarily under the Marriott and Courtyard by Marriott brands due to the high quality image, strong reservations and marketing networks and overall quality management of these brands. The Company has focused its development in suburbs of large metropolitan areas that are experiencing significant demand growth. The Company believes that the cost and expertise required of building such assets generally limits access to the marketplace, and that its in-house development and construction departments enable it to develop hotels more efficiently.

         The Company's historical objective has been to develop each property as cost efficiently as possible while meeting quality standards. The Company has developed 16 hotels with 2,010 rooms since 1995 that are currently operating, including the Marriott in Denver, Colorado (238 rooms) and the Hilton Garden Inn in Rio Rancho, New Mexico (129 rooms) which opened in Nov. and Dec. 1998, respectively. The Company has an additional 3 hotels with 531 rooms under construction, including the Marriott in Portland (249 rooms), the Courtyard by Marriott in Livermore, California (122 rooms) and the Hilton Garden Inn in Lake Oswego, Oregon (181 rooms) which are scheduled to open in the third Quarter of 1999 and in the first Quarter of 2000. In addition, at December, 1998 the Company owned or held options on land parcels that would permit the development of 7 new hotels with a total of 1,512 rooms.

FINANCING ARRANGEMENTS

         Substantially all of the Company's hotels are subject to mortgage financing, which at December 31, 1998, totaled approximately $852.8 million. Approximately $403.2 million of the mortgage financing collateralized by the Company's hotels, and entered into by the various subsidiaries, is guaranteed by the Company. The Company's guarantees of mortgage financing generally provide for direct recourse by the lender against the Company, without requiring the lender to seek recourse against either the applicable subsidiary or the hotel property securing the mortgage financing. As a consequence, if payments under mortgage financing guaranteed by the Company are not timely made, the Company may be required to make payments in accordance with its guarantees.

EMPLOYEES

         At December 31, 1998, the Company had approximately 8,000 full-time and 4,000 part-time employees. There are 150 full time employees of the Company engaged in administrative and executive activities. The balance of the Company's employees manage, operate and maintain the Company's properties. At December 31, 1998, approximately 1,500 of the Company's full- and part-time employees located at 11 hotels were covered by collective bargaining agreements. Management considers its relations with its employees to be satisfactory.

INSURANCE

         The Company maintains insurance covering liabilities for personal injuries and property damage. The Company also maintains, among other types of insurance coverage, real and personal property insurance, directors and officers liability insurance, liquor liability insurance, workers' compensation insurance, travel accident insurance for certain of its employees, fiduciary liability insurance and business automobile insurance. The Company believes it maintains sufficient insurance coverage for the operation of its business.

REGULATION

         The Company's hotels are subject to state and local regulations with respect to the sale of alcoholic beverages, and the Company must obtain and maintain various licenses and permits. All such licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Certain of these licenses and permits are material to the Company's business and the loss of such licenses could have a material adverse effect on the Company's financial condition and results of operations. The Company is not aware of any reason why it should not be in a position to maintain its licenses. The Company is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to the person who, while intoxicated, caused the injury. The Company believes that its insurance coverage with respect to any such liquor liability is adequate.

         The Company is subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. The Company believes it complies with such laws and regulations in all material respects.

         To date, federal and state environmental regulations have not had a material effect on the Company's operations. However, such laws potentially impose cleanup costs for hazardous waste contamination on property owners. If any material hazardous waste contamination problems do exist on any of the Company's properties, the Company may be exposed to liability for the costs associated with the cleanup of such sites.

BACKGROUND

         A predecessor of the Company was incorporated in 1956 under the laws of the state of Delaware. From 1956 through 1990, the predecessor engaged in the ownership and operation of hotels under a series of different ownerships. In September 1990, the predecessor filed for protection under Chapter 11 of the United States Bankruptcy Code. The predecessor emerged from reorganization proceedings in August 1992 as Servico, Inc., a Florida corporation. Servico completed the Merger with Impac in December 1998.



ITEM 2.  PROPERTIES

         At December 31, 1998, the Company had ownership interests in 142 hotels containing 26,902 rooms. The Company's hotels generally target commercial, convention, association and vacation travelers as customers. Substantially all of the hotels are "full-service" properties with lodging, food, beverage and meeting facilities, and are subject to financing as described in "Item 1. Business."

         Set forth below is information regarding the Company's owned hotels at December 31, 1998*:

                                      TOTAL(a)                 WHOLLY OWNED            PARTIALLY OWNED(b)
                            --------------------------   ------------------------   -----------------------
FRANCHISE                   # OF HOTELS     # OF ROOMS   # OF HOTELS   # OF ROOMS   # OF HOTELS  # OF ROOMS
------------                -----------     ----------   -----------   ----------   -----------  ----------
Canada                                1            214             1          214             0           0
Central                              21          3,842            21        3,842             0           0
Europe                                6          1,204             0            0             6       1,204
Mid Atlantic                         21          3,717            21        3,717             0           0
Midwest                              19          4,303            14        3,266             5       1,037
Northeast                            25          4,869            23        4,479             2         390
Southeast                            38          6,510            33        5,217             5       1,293
Western                              11          2,243            11        2,243             0           0
                            -------------------------------------------------------------------------------
Totals                              142         26,902           124       22,978            18       3,924
                            ===============================================================================

*excludes the two managed hotels



(a) Excluded from this figure are two hotels managed, but not owned, by the Company.

(b) Partially owned hotels are owned by partnerships of which Company subsidiaries, in most instances, are the general partner. The Company's partially owned hotels consist of 30% ownership of one hotel containing 240 rooms, 50% ownership of ten hotels (including six European hotels) containing 2,107 rooms, 51% ownership of six hotels containing 1,279 rooms and 60% ownership of one hotel with 298 rooms.


         20 of the Company's hotels are located on land subject to long-term leases. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1998, the shareholders of Servico and the members of Impac were given an opportunity to change their votes approving the Merger. Servico's shareholders voted to approve the Merger at Servico's annual meeting held on September 18, 1998 and a majority of the members of Impac submitted consents in favor of the Merger. The Merger agreement, however, was amended on September 16, 1998. Due to the proximity of the amendment date to the date of approval of the Merger, in November 1998, Servico shareholders and Impac members were given an opportunity to change their votes and withdraw their consents with respect to the Merger through the solicitation of proxies. 89.5% of shares outstanding were voted pursuant to the November proxy, of which 100% of shares voted approved the Merger.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Lodgian's common stock is listed on the New York Stock Exchange and its trading symbol is LOD. Prior to June 19, 1997, Servico's common stock was listed on the American Stock Exchange. The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock and American Exchanges, as appropriate, on a quarterly basis for the past two years.

                                 1998                 1997
                         --------------------   ----------------
                          HIGH          LOW     HIGH        LOW
                         -------      -------   ----       -----
First Quarter            $20.4375     $15.5     $20.5      $16.0
Second Quarter            22.375       14.6875   17.0       13.75
Third Quarter             15.875        7.25     18.0       14.25
Fourth Quarter             7.0625       3.125    19.0       14.0

         As of March 26, 1999, there were 429 shareholders of record of Lodgian common stock. In addition, there are 2,645 Servico shareholders who have not yet converted their shares into shares of the Company. When all Servico shareholders have converted their shares, the Company will have 3,074 shareholders.

         The Company has not paid any cash dividends since its reorganization and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. There are no restrictions on the Company's ability to pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1994 through 1998. This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.


                                               1998               1997               1996               1995              1994
                                            ---------         -----------         ----------         ---------         ----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues ..............................     $395,214          $   276,657         $  239,526         $  178,480        $  149,683
(Loss) income before non-recurring
  items, net of taxes .................       18,049               12,570              5,398              4,264             2,588
Non-recurring items, net of taxes(a) ..      (21,194)                  --              3,150               (356)              193
(Loss) income before extraordinary
  items, net of taxes .................       (3,145)              12,570              8,548              3,909             2,781
Extraordinary items, net of taxes .....       (2,076)              (3,751)              (348)                --             1,436
Net (loss) income .....................       (5,221)               8,819              8,200              3,909             4,217
EBITDA (b) ............................       98,225               69,559             57,915             36,894            26,376
Earnings per common share (c):
   Income before non-recurring items,
     net of taxes .....................          .89                  .83                .58                .49               .33
   (Loss) income before extraordinary
     items, net of taxes ..............         (.16)                 .83                .92                .45               .36
   Net (loss) income ..................         (.26)                 .58                .88                .45               .54
Earnings per common share-assuming
   dilution:
   Income before non-recurring items,
     net of taxes .....................          .89                  .80                .55                .46               .31
   (Loss) income before extraordinary
     items, net of taxes ..............         (.16)                 .80                .88                .42               .33
   Net (loss) income ..................         (.26)                 .56                .84                .42               .51
Basic weighted average shares .........   20,230,000           15,183,258          9,295,358          8,651,444         7,826,945
Diluted weighted average shares .......   20,230,000           15,639,719          9,751,139          9,318,670         8,334,520
Cash dividends per common share .......           --                   --                 --                 --                --
End of period:
   Total assets .......................   $1,497,921          $   627,651         $  439,786         $  324,202        $  228,900
   Long-term obligations ..............      816,644              323,320            284,880            210,242           143,830
   Total stockholders' equity .........      283,767              239,535             74,738             62,820            46,740

------------------------------------------
(a) Non-recurring items, net of taxes, are as follows:
    Gain on litigation settlement......     $     --          $        --         $    3,653         $       --        $       --
    Other non-recurring income (expense)        (259)                  --               (503)              (356)              193
    Settlement on swap transaction.....      (18,895)                  --                 --                 --                --
    Severance and other................       (2,040)                  --                 --                 --                --


(b) EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

(c) All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per Share".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate, RevPAR and EBITDA margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

         The Company's business strategy includes the acquisition of underperforming hotels and the implementation of the Company's operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require a twelve to eighteen month period before newly acquired underperforming hotels are repositioned and stabilized. During this period, the revenues and earnings of these hotels may be adversely affected and may negatively impact consolidated RevPAR, average daily rate, and occupancy rate performance as well as consolidated earnings margins.

         During 1997 and 1998, the Company purchased 88 hotels and sold 3 hotels. These figures include 53 hotels acquired in connection with the Merger. The Company's operating results were materially impacted by these acquisition and renovation activities. Accordingly, in order to better illustrate underlying trends of the Company's core hotel base, the Company has historically tracked the performance of both Stabilized Hotels and Reposition Hotels. The Stabilized Hotels currently include all hotels which were acquired by the Company through 1995 and 12 of the hotels acquired by Servico during 1996 and 1997 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include 11 of the hotels acquired by Servico during 1996 and 1997 and the 20 hotels acquired during 1998 (the "1998 Acquisitions"), all of which are still the subject of management's post acquisition repositioning and renovation initiatives. The Impac hotels were acquired during the last quarter of 1998; therefore, the performance measures for the Reposition Hotels are not comparable to prior periods and the Impac hotels are not included in these performance measures.

         The discussion of results of operations, income taxes and liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8, Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.

RESULTS OF OPERATIONS

         Year Ended December 31, 1998 ("1998") as Compared to the Year Ended December 31, 1997 ("1997")

         At December 31, 1998, the Company owned 142 hotels, managed 2 hotels for third party owners and had a minority investment in one hotel compared with 68 hotels owned, two managed for third party owners and a minority investment in one hotel at December 31, 1997. The 1998 occupancy and average daily rate for owned hotels was 69.20% and $73.18, respectively, compared with 66.7% and $71.91, respectively, for 1997.

         RevPAR for the Stabilized Hotels increased .1% during 1998 to $50.78 from $50.71 during 1997. The occupancy level and average daily rate for the Stabilized Hotels during 1998 was 70.5% and $72.03 respectively, compared with 69.0% and $73.49 respectively for 1997. These changes for the Stabilized Hotels during 1998 are attributable to varied performance among those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during 1998 were $50.25, 65.1% and $77.19 respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during 1999. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

         Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $395.2 million for 1998, a 42.8% increase over revenues of $276.7 million for 1997. The Reposition Hotels contributed approximately $49.5 million to the increase in revenues. The 1998 Acquisitions contributed the remaining balance of approximately $33.6 million.

         Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $156.9 million for 1998 and $110.5 million for 1997. Of the $46.4 million increase, $19.3 million is directly attributable to the Reposition Hotels with approximately $12.5 million relating to 1998 Acquisitions. The direct operating expenses for the Stabilized Hotels were $118.2 million (30% of related direct revenues) for 1998 as compared to $87.3 million (41.7% of related direct revenues) for 1997. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Other operating expenses for the Company were $130 million for 1998 and $88 million for 1997. This increase of $42 million represents the expenses incurred with respect to the 1998 acquisitions and by the Reposition Hotels associated with the generation of the $83.1 million increase in revenues discussed above. Depreciation and amortization expense for the Company was $31.1 million for 1998 and $23 million for 1997. Included in this $8.1 million increase was $3 million associated with the Reposition Hotels and the remaining increase was related to the 1998 acquisitions, and to equipment purchases and improvements made at the Stabilized Hotels.

         As a result of the above, income from operations was $67.1 million for 1998 as compared to $46.1 million for 1997.

         The Company incurred $21.2 million (net of a tax benefit of $14.1 million) in non recurring charges during 1999. During August 1998, the Company entered into treasury rate lock transactions with notional amount of $175 million and $200 million (collectively, the "Swaps") with a lender for the purpose of hedging their interest rate exposure on two anticipated financing transactions. During September 1998, the Company determined that it was not probable that it could consummate the anticipated transactions and recognized a loss of $18.9 million (net of tax benefit of $12.6 million). In addition, the Company incurred approximately $3.4 million of severance and other expenses in connection with the Merger which have been substantially paid at December 31, 1998. These expenses consisted primarily of costs associated with the closing and relocation of the Company's West Palm Beach, FL Corporate headquarters to the Company's headquarters in Atlanta, GA and termination and relocation of certain employees.

         Interest expense, net of interest income, was $29.1 million for 1998, a $4.9 million increase from the $24.2 million for 1997. The increase was primarily a result of an increase in the level of debt associated with the 1998 acquisitions.

         Minority interests in net income of consolidated partnerships were approximately $1.4 million for 1998 and $1 million for 1997.

         During 1998 the Company repaid, prior to maturity, approximately $247 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $2.1 million (net of income tax benefit of $1.4 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $3.8 million, after taxes, in 1997 which related to the refinancing of certain hotels.

         After a benefit for income taxes of $2.1 million in 1998 and a provision for income taxes of $8.4 million in 1997, the Company had net (loss) income of $(5.2) million ($(.26) per share) for 1998 and $8.8 million ($.56 per share) for 1997. Excluding the non-recurring items discussed above, the Company had recurring income of $18 million for 1998 ($.89 per share) and $12.6 million for 1997 ($.80 per share) in 1998 and 1997, respectively.

         Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996 ("1996")

         At December 31, 1997, the Company owned 68 hotels, managed two hotels for third party owners and had a minority investment in one hotel compared with 56 hotels owned, four managed for third party owners and a minority investment in one hotel at December 31, 1996. Occupancy and average daily rate for owned hotels for 1997 was 66.7% and $71.91, respectively, compared with 66.0% and $68.01, respectively, for 1996.

         RevPAR for the Stabilized Hotels increased 6.4% during 1997 to $50.71 from $47.68 during 1996. The occupancy level and average daily rate for the Stabilized Hotels during 1997 was 69.0% and $73.49 respectively, compared with 67.4% and $70.74 respectively for 1996. The increase in occupancy and average daily rate for the Stabilized Hotels during 1997 is attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during 1997 were $39.52, 59.7% and $66.20 respectively.

         Revenues for the Company were $276.7 million for 1997, a 15.5% increase over revenues of $239.5 million for 1996. Of this $37.2 million increase in revenues, approximately $9.2 million was attributable to the Stabilized Hotels primarily as a result of the 6.4% increase in RevPAR discussed above. The Reposition Hotels contributed approximately $28 million to the increase in revenues, of which approximately $14.6 million related to the Reposition Hotels acquired in 1996 which were not operated for the full year of 1996 but were operated for the full year of 1997. Reposition Hotels acquired in 1997 contributed the remaining balance of approximately $13.4 million.

         Direct operating expenses for the Company were $110.5 million for 1997 and $96.4 million for 1996. Of the $14.1 million increase, $13.1 million is directly attributable to the Reposition Hotels with approximately $5.9 million relating to Reposition Hotels acquired in 1997. The direct operating expenses for the Stabilized Hotels were $87.3 million (41.7% of related direct revenues) for 1997 as compared to $86.2 million (42.9% of related direct revenues) for 1996. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Other operating expenses for the Company were $88 million for 1997 and $77.2 million for 1996. This increase of $10.8 million represents the expenses incurred by the Reposition Hotels associated with the generation of the $28 million increase in revenues discussed above. Depreciation and amortization expense for the Company was $23 million for 1997 and $18.7 million for 1996. Included in this $4.3 million increase was $2.7 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

         As a result of the above, income from operations was $46.1 million for 1997 as compared to $37.9 million for 1996. (Included in 1996 was a non-recurring charge of $.8 million relating to a severance payment.)

         Interest expense, net of interest income, was $24.2 million for 1997, a $3.6 million decrease from the $27.8 million for 1996. The decrease was offset in part by a $1.2 million increase relating to the 1997 Acquisitions. The decrease was primarily a result of a reduction in the level of debt and effective interest rate in connection with certain debt which was repaid with the proceeds of a common stock offering.

         Included in other income for 1996 was a non-recurring $3.6 million gain on litigation settlement (net of expenses) in connection with a lawsuit brought on behalf of the Company against a bank group and law firm based on alleged breaches of their duties to the Company.

         Minority interests in net income of consolidated partnerships were approximately $1 million for 1997 and $2.1 million for 1996. Of this $1.1 million decrease, $.9 million related to three hotels in which the Company increased its ownership from 51% to 100% during 1997.

         During 1997 the Company repaid, prior to maturity, approximately $128 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $3.8 million (net of income tax benefit of $2.5 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $.3 million, after taxes in 1996 which related to the refinancing of certain hotels.

         After a provision for income taxes of $8.4 million for 1997 and $3.2 million for 1996, the Company had net income of $8.8 million ($.56 per share) for 1997 and $8.2 million ($.84 per share) for 1996. Without consideration of the non-recurring items discussed above, the Company had recurring income of $12.6 million for 1997 ($.80 per share) and $5.4 million for 1996 ($.55 per share).

INCOME TAXES

         As of December 31, 1998, the Company had a net operating loss carryforward of approximately $45.3 million for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") for 1998 of $98.2 million, a 41% increase over the $69.6 million from 1997. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for 1998 was $293 million as compared to $42 million for 1997.

         At December 31, 1998, the Company had a working capital deficit of $65.1 million as compared to working capital deficit of $1.3 million at December 31, 1997. Current maturities of long-term obligations increased by $30.4 million, primarily due to financing that the Company incurred at the time of the merger with Impac. Subsequent to year end, a lender released approximately $15.0 million from deposits for capital expenditures. This amount became available to pay correct obligations.

         At December 31, 1998, the Company's long-term obligations were $816.6, not including $175 million of Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). The Company's long-term obligations were $323.3 million at December 31, 1997.

         Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing of hotels, the Company has agreed to make certain capital improvements and, as of December 31, 1998, has approximately $30 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $85 million, of which approximately $50 million is expected to be spent during 1999 and 2000.

         In June 1997, Servico completed a secondary offering of 10,000,000 shares of common stock, at $14.50 per share. An additional 1,500,000 shares were issued in July 1997 upon exercise by the underwriter of the over-allotment option. The offering resulted in net proceeds to Servico of $156 million, which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.8 million and as additional working capital.

         In June 1998 the Company completed the acquisition of an entity owning 14 hotels containing 2,298 guest rooms. The Company has sold 3 of these hotels and intends to sell 2 additional hotels, which aggregate 526 guest rooms, and will spend approximately 35 million to renovate and reposition the remaining 10 hotels. The acquisition price for the 14 hotels was $74 million and was paid for by the assumption of $58 million in existing debt and $1.5 million in other liabilities and the balance with existing cash.

         Additionally in June 1998, $175 million of CRESTS were issued. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, substantially all of which were used to repay existing debt.

         In connection with the Merger on December 11, 1998 the Company obtained $265 million of mortgage financing from Lehman Brothers Holding, Inc. ("Lehman"). The net proceeds were used to repay existing debt and the $31.5 million due as a result of two swap transactions. This financing contains various covenants and coverage ratios, which the Company is in compliance with at December 31, 1998.

         In March 1999, Lehman released $15 million of an original $23 million escrow, which was established at the time the $265 million loan was closed. This escrowed amount was for future capital improvements. Simultaneously, Lehman issued the Company a commitment for $15 million to replenish this escrow at a future date. Upon closing of this additional $15 million, the Lehman loan would be increased to $280 million at the same terms and conditions as previously described.

         Continuation of the Company's previous growth strategy would require additional financing. Further, under the terms of the Lehman financing, future acquisitions would be subject to Lehman's prior approval and the Company does not currently have any lines of credit. The Company's financial position may, in the future, be strengthened through an increase in revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in the three most recent fiscal years, and it is not anticipated that inflation will have a material effect on the Company in the near term.

YEAR 2000 MATTERS

         The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on its recently completed assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999.

         The Company has divided its year 2000 issues into what it considers to be critical and non-critical issues. The Company believes that in its line of business the critical issues revolve around the ability to process retail transactions from the reservation stage through settlement and collection at the hotel. Additionally, of prime importance is the maintenance of accurate accounting and corporate records.

         The systems that the Company has identified as being critical include but may not be limited to the following: Unix Operating System, Property Management Systems, Point of Sale Systems, Oracle General Ledger System, Credit Card Processing, banking relationships and its telecommunications vendors.

         The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, computerized irrigation systems, other third party vendors and possible security issues.

         The Company has initiated formal communications with its significant suppliers to determine the Company's vulnerability to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of the Company's suppliers will be timely converted and would not have an adverse effect on the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $1,000,000 nor have a material effect on its financial statements. All expenditures have been appropriately allocated for through the 1999 capital improvements budget by property. The

Company has spent less than $150,000 to date, all of which has been expensed. The Company anticipates completing the Year 2000 project not later than August 31, 1999, which is prior to any anticipated impact on its operating systems.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-K which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the operation and acquisition of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in
Part I of this Form 10-K and other Lodgian, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this From 10-K will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the Company's financial instruments which are sensitive to changes in interest rates, including Redeemable Preferred Stock and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. As of December 31, 1998, the change in current yields between one-year and five-year and five-year U.S. Treasury bonds is three basis points, thus, minimal fluctuations in the average interest rates are anticipated over the maturity periods.

Expected Maturity Date

                                                                                                                        Fair
                                               1999     2000        2001       2002      2003   Thereafter   Total      Value
                                               ----     ----        ----       ----      ----   ----------   -----      -----
                                                                               (in thousands)
Liabilities

Long-term Debt:

     Mortgage notes payable with
  interest at variable rate of LIBOR
  plus 3.25%                                  $18,000   $247,000     $    0     $    0    $    0   $     0   $265,000  $265,000

     Credit facilities totalling $396
  million with interest at variable
  rate of LIBOR plus 2.25% to
  2.75% maturing through 2001.
  At maturity, each loan converts
  to term loans with a fixed rate
  of interest and a 20 year
  amortization period                             722      3,842      6,816      7,940     8,580   295,844   323,744    323,744

     Mortgage notes payable with
  an interest rate of 9%                       10,000     62,000          0          0         0         0    72,000     72,000

     Mortgage notes payable with
  fixed rates ranging from 8.6%
  to 10.7% payable through 2010                 3,715      4,174      4,584      5,024    38,655   107,957   164,109    164,109

  Other                                         3,697      8,033      5,197        279       307    10,412    27,925     27,925
                                              -------   --------    -------    -------   -------  --------  --------   --------
Total                                         $36,134   $325,049    $16,597    $13,243   $47,542  $414,213  $852,778   $852,778
                                              =======   ========    =======    =======   =======  ========  ========   ========
Average interest rate                            11.2%      11.9%       8.6%       8.6%      8.6%      8.5%     10.0%

Other:
   Convertible preferred securities                0         0            0          0         0         0  $175,000   $ 78,750

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for a list of the Lodgian, Inc. Consolidated Financial Statements and schedules filed as part of this report.


SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

         The following table summarizes the unaudited quarterly financial data (in thousands, except share data):



                                                               FIRST      SECOND       THIRD    FOURTH
                                                              QUARTER     QUARTER     QUARTER   QUARTER
                                                              -------     -------     -------   -------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

YEAR ENDED DECEMBER 31, 1998
Revenues...............................................       $82,881   $102,388   $101,360   $108,585
Income from operations.................................        12,481     21,716     17,374     15,540

Income before extraordinary item.......................         2,996      7,323    (13,715)       251
    Loss on early extinguishment of debt, net of
    income taxes of $2,500.............................            --     (1,095)       (47)      (934)
Net (loss).............................................         2,996      6,228    (13,762)      (683)
Earnings per share:
    Income (loss) before extraordinary item............           .14        .35       (.71)       .01
    Extraordinary item.................................            --       (.05)        --       (.05)
    Net income (loss)..................................           .14        .30       (.71)      (.03)

Earnings per share - assuming dilution (a):
    Income (loss) before extraordinary item............           .14        .34       (.71)       .01
    Extraordinary item.................................            --       (.05)        --       (.05)
    Net income (loss)..................................           .14        .29       (.71)      (.03)


                                                               FIRST      SECOND       THIRD    FOURTH
                                                              QUARTER     QUARTER     QUARTER   QUARTER
                                                              -------     -------     -------   -------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
YEAR ENDED DECEMBER 31, 1997
Revenues...............................................       $62,647     $71,176     $68,591   $74,243

Income from operations.................................         8,681      14,927      12,335    10,155

Income before extraordinary item:                                 310       4,143       4,955     3,162

Extraordinary item:
    Loss on early extinguishment of debt, net of income
    of taxes of $2,500.................................            --      (3,751)         --        --
Net Income.............................................           310         392       4,955     3,162
Earnings per share:
    Income before extraordinary item...................           .03         .43         .24       .15
    Extraordinary item.................................            --        (.39)         --        --
    Net income.........................................           .03         .04         .24       .15

Earnings per share - assuming dilution (a):
    Income before extraordinary item...................           .03         .42         .23       .15

    Extraordinary item.................................            --        (.38)         --        --

    Net income.........................................           .03         .04         .23       .15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEMS 10, 11, 12 AND 13

         Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference from Lodgian, Inc.'s definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following are filed as part of this report:

                  (1)(2) Financial Statements

                  The financial statements, financial statement schedules and supplementary information listed in the accompanying Index to Financial Statement Covered by Report of Independent Certified Accountants.

                  (3) Exhibits

                  The exhibits listed in the accompanying Index to Exhibits.

         (b)      Reports on Form 8-K:

                  On December 28, 1998, the Company filed a Current Report on Form 8-K reporting the completion of the merger between Servico, Inc. and Impac Hotel Group, L.L.C. The financial statements of Servico, Inc. and Impac Hotel Group, L.L.C. were filed as part of this report.

                               INDEX TO EXHIBITS


2.1      Amended and Restated Agreement and Plan of Merger (the "Merger
         Agreement") among Lodgian, Inc., Servico, Inc, Impac Hotel Group,
         L.L.C., SHG-S Sub, Inc., SHG-I Sub, L.L.C., P-Burg Lodging Associates,
         Inc., SHG-II Sub, Inc., Hazard Lodging Associates, Inc., SHG-III Sub,
         Inc., Memphis Lodging Associates, Inc., SHG-IV Sub, Inc., Delk Lodging
         Associates, Inc., SHG-V Sub, Inc., Impac Hotel Development, Inc.,
         SHG-VI Sub, Inc., Impac Design and Constructions, Inc., SHG-VII Sub,
         Inc., Impac Hotel Group, Inc. and SHG-VIII Sub, Inc., dated as of July
         22, 1998. (a)

2.2      Amendment to the Merger Agreement, dated as of September 16, 1998
         (incorporated by reference to Servico's Form 8-K filed on September
         17, 1998 (SEC File No. 001-11342)).

3.1      Restated Certificate of Incorporation of Lodgian, Inc. (a)

3.2      Restated Bylaws of Lodgian, Inc. (a)

4.1      Indenture, dated as of June 17, 1998, between Servico, Inc., Lodgian,
         Inc. and Wilmington Trust Company, as Trustee. (a)

4.2      First Supplemental Indenture, dated as of June 17, 1998, between Servico,
         Inc., Lodgian, Inc. and Wilmington Trust Company, as Trustee. (a)

4.3      Registration Rights Agreement, dated June 17, 1998, among Lodgian Capital
         Trust I, Servico, Inc. and NationsBanc Montgomery Securities, LLC. (a)

4.4      Registration Rights Agreement between Lodgian, Inc. and certain unitholders of Impac Hotel Group, L.L.C. (a)

10.1     Lodgian 1998 Short-Term Incentive Compensation Plan. (a)

10.2     Lodgian 1998 Stock Incentive Plan. (a)

10.3     Lodgian Non-Employee Directors' Stock Plan. (a)

10.4     Guarantee Agreement, dated as of June 17, 1998, between Servico, Inc.,
         Lodgian, Inc. and Wilmington Trust Company, as Guarantee Trustee. (a)

10.5 Amended and Restated Declaration of Trust of Lodgian Capital Trust I, dated as of June 17, 1998, between Servico, Inc., as Sponsor, David A.
         Buddemeyer, Charles M. Diaz and Phillip R. Hale, as Regular Trustees, and Wilmington Trust Company, as Delaware Trust and Property Trustee.
         (a)

10.6     Severance Agreement, dated November 10, 1998, between Servico, Inc. and
         David Buddemeyer.

10.7     Severance Agreement, dated February 28, 1999, between the Company and
         Warren M. Knight.


10.8     Employment Agreement between the Company and Robert S. Cole. (a)

10.9     Employment Agreement, dated May 2, 1997, between Karyn Marasco and
         Servico, Inc. (incorporated by reference to Servico's Form 10-Q for the period ended June 30, 1997, filed on August 14, 1997 (SEC File No.
         001-11342)).

10.10    Acquisition Agreement, dated as of November 7, 1997, by and among Prime
         Motor Inns Limited Partnership, Prime-American Realty Corp. and Servico,
         Inc. (b)

10.11    Stock Purchase Agreement, dated as of December 9, 1997, by and among
         Prime-American Realty Corp., Prime Hospitality, Inc. and Servico, Inc. (b)

10.12    First Amendment to Acquisition Agreement, dated March 12, 1998, by and among Prime Motor Inns Limited Partnership, Prime-American Realty Corp. and
         Servico, Inc. (b)

10.13    Voting Agreement, dated as of March 20, 1998, between Servico, Inc. and
         Certain Members of Impac. (c)

10.14    Voting Agreement, dated as of March 20, 1998, between Servico, Inc. and
         Certain Other Members of Impac. (c)

10.15    Loan Agreement, dated as of December 11, 1998, between Servico
         Windsor, Inc., Secore Financial Corporation and the borrowers listed on the signature pages thereto. (d)

10.16    Pledge Agreement, dated as of December 11, 1998, among Secore
         Financial Corporation, Lehman Brothers Holdings Inc., Lodgian, Inc.,
         Servico, Inc., Servico Operations Corporation, Sharon Motel
         Enterprises, Inc., KDS Corporation, AMIOP Acquisition Corp., Servico
         Acquisition Corp. and Palm Beach Motel Enterprises. (d)

10.17    Guaranty, dated as of December 11, 1998, by Servico, Inc., Lodgian, Inc.,
         Servico Operations Corporation, Sharon Motel Enterprises, Inc., KDS
         Corporation, AMIOP Acquisition Corp., Servico Acquisition Corp. and Palm Beach
         Motel Enterprises in favor of Secore Financial Corporation. (d)

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Certified Public Accountants.

27.1     Financial Data Schedule. (For SEC use only)

99.1     Press Release, dated November 9, 1998. (d)

99.2     Press Release, dated December 11, 1998. (d)

(a) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-4, as amended, filed on July 17, 1998 (SEC File No. 333-59315).

(b) This exhibit is incorporated by reference to Servico, Inc.'s Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (SEC File No. 001-11342).

(c) This exhibit is incorporated by reference to Servico, Inc.'s Form 8-K dated March 20, 1998, filed on March 26, 1998.

(d) This exhibit is incorporated by reference to the Company's Form 8-K dated December 11, 1998, filed on December 28, 1998 (SEC File No. 001-14537).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                               LODGIAN, INC.


                               By: /s/ Robert S. Cole
                                  ----------------------------------------
                                  Robert S. Cole, Chief Executive Officer,
                                  President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 31, 1999.

                               SIGNATURE

                               /s/ Robert S. Cole
                               -------------------------------------------
                               Robert S. Cole
                               Chief Executive Officer, President and Director

                               /s/ Lawrence Carballo
                               -------------------------------------------
                               Lawrence Carballo
                               Interim Chief Financial and Principal Accounting Officer

                               /s/ Joseph C. Calabro
                               --------------------------------------------
                               Joseph C. Calabro
                               Chairman of the Office of the Chairman of the Board of Directors

                               /s/ John Lang
                               --------------------------------------------
                               John Lang
                               Director

                               /s/ Michael A. Leven
                               --------------------------------------------
                               Michael A. Leven
                               Director

                               /s/ Peter R. Tyson
                               --------------------------------------------
                               Peter R. Tyson
                               Director

                               /s/ Richard H. Weiner
                               --------------------------------------------
                               Richard H. Weiner
                               Director

                         Lodgian, Inc. and Subsidiaries

                          Index to Financial Statements
                        Covered by Report of Independent
                                    Auditors
                             [Item 14(a)(1) and (2)]

Consolidated Financial Statements                                                                        Page
                                                                                                         ----
Report of Independent Auditors.......................................................................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997............................................ F-3

Consolidated Statements of Income for the Years Ended
      December 31, 1998, 1997 and 1996.................................................................. F-4

Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996...................................................... F-5

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996 ................................................................. F-6

Notes to Consolidated Financial Statements.............................................................. F-8



All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

                         Report of Independent Auditors

The Stockholders and
  Board of Directors
Lodgian, Inc.

We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (formerly known as Servico, Inc) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lodgian, Inc. (formerly known as Servico, Inc.) and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   Ernst & Young LLP

Atlanta, Georgia
March 31, 1999

                         Lodgian, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                       December 31
                                                                  1998              1997
                                                               -----------       ----------
                                                             (In Thousands, except share data)
Assets
Current assets:
    Cash and cash equivalents                                  $    19,185       $  15,243
    Cash, restricted                                                 6,302              --
    Accounts receivable, net of allowances                          25,498          11,023
    Inventories                                                      9,263           4,485
    Prepaid expenses                                                 8,697           7,469
    Other current assets                                             9,996           3,684
                                                               -----------       ---------
Total current assets                                                78,941          41,904

Property and equipment, net                                      1,317,470         534,080
Deposits for capital expenditures                                   30,386          30,901
Other assets, net                                                   71,124          20,766
                                                               -----------       ---------
                                                               $ 1,497,921       $ 627,651
                                                               ===========       =========
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                           $    57,253       $   7,543
    Accrued liabilities                                             50,633          27,355
    Current portion of long-term obligations                        36,134           5,728
                                                               -----------       ---------
Total current liabilities                                          144,020          40,626

Long-term obligations, less current portion                        816,644         323,320
Deferred income taxes                                               63,469          10,615

Commitments and contingencies                                           --              --

Minority interests:
    Preferred redeemable securities                                175,000              --
    Other                                                           15,021          13,555

    Stockholders' equity:
        Common stock, $.01 par value-
           shares authorized; 27,937,057 and 20,974,852
           shares issued and outstanding at
           December 31, 1998 and 1997, respectively                    278             210
        Additional paid-in capital                                 261,976         211,577
        Retained earnings                                           23,106          28,327
        Accumulated other comprehensive loss                        (1,593)           (579)
                                                               -----------       ---------
Total stockholders' equity                                         283,767         239,535
                                                               -----------       ---------
Total liabilities and stockholders' equity                     $ 1,497,921       $ 627,651
                                                               ===========       =========

See accompanying notes

                         Lodgian, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                          Year ended December 31
                                                  1998            1997            1996
                                                ---------       ---------       ---------
                                                  (In Thousands, except per share data)
Revenues:
    Rooms                                       $ 267,862       $ 179,956       $ 156,564
    Food and beverage                             107,334          80,335          68,803
    Other                                          20,018          16,366          14,159
                                                ---------       ---------       ---------
                                                  395,214         276,657         239,526

Operating expenses:
    Direct:
        Rooms                                      75,316          49,608          43,667
        Food and beverage                          81,643          60,919          52,761
    General and administrative                     10,080           8,973           9,297
    Depreciation and amortization                  31,114          23,023          18,677
    Other                                         129,950          88,036          77,183
                                                ---------       ---------       ---------
                                                  328,103         230,559         201,585
                                                ---------       ---------       ---------
                                                   67,111          46,098          37,941

Other income (expenses):
    Interest income and other                       1,260           1,720           1,723
    Gain on litigation settlement                      --              --           3,612
    Loss on asset disposition                        (432)             --              --
    Interest expense                              (30,378)        (25,909)        (29,443)
    Settlement on swap transactions               (31,492)             --              --
    Severance and other expenses                   (3,400)             --              --
Minority interests:
    Preferred redeemable securities                (6,475)             --              --
    Other                                          (1,436)           (960)         (2,060)
                                                ---------       ---------       ---------
(Loss) income before income
     taxes and extraordinary item                  (5,242)         20,949          11,773
(Benefit) provision for income taxes               (2,097)          8,379           3,225
                                                ---------       ---------       ---------
(Loss) income before
    extraordinary item                             (3,145)         12,570           8,548
Extraordinary item:
        Loss on extinguishment of
           indebtedness, net of income tax
           benefit of $1,384, $2,500 and
           $232 in 1998, 1997 and 1996,
           respectively                            (2,076)         (3,751)           (348)
                                                ---------       ---------       ---------
Net (loss) income                               $  (5,221)      $   8,819       $   8,200
                                                =========       =========       =========
Earnings (loss) per common share:
    (Loss) income before extraordinary
        item                                    $    (.16)      $     .83       $     .92
    Extraordinary item                               (.10)           (.25)           (.04)
                                                ---------       ---------       ---------
    Net (loss) income per common share          $    (.26)      $     .58       $     .88
                                                =========       =========       =========
Earnings (loss) per common share-
    assuming dilution:
    (Loss) income before extraordinary
        item                                    $    (.16)      $     .80       $     .88
    Extraordinary item                               (.10)           (.24)           (.04)
                                                ---------       ---------       ---------
    Net (loss) income per common
        share-assuming dilution                 $    (.26)      $     .56       $     .84
                                                =========       =========       =========

See accompanying notes
                                      F-4

                         Lodgian, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                      Accumu-
                                                                                       lated
                                                                                       Other
                                      Common Stock          Additional                 Compre-            Total
                                  ---------------------      Paid-in     Retained      hensive         Stockholder's
                                    Shares      Amount       Capital     Earnings       Loss              Equity
                                  ----------   --------     ----------   --------     ----------       -------------
                                                         (In Thousands, except share data)
Balance at December 31, 1995       8,846,269   $     88     $  51,424      $11,308    $        -        $  62,820
  401(k) Plan contribution            25,536          1           465            -             -              466
  Exercise of stock options          497,800          5         2,008            -             -            2,013
  Tax benefit from exercise
     of stock options                      -          -         1,239            -             -            1,239
  Net income                               -          -             -        8,200             -            8,200
                                  ----------   --------     ---------    ---------    ----------        ---------
Balance at December 31, 1996       9,369,605         94        55,136    $  19,508             -           74,738
  Issuance of common stock        11,500,000        115       156,085            -             -          156,200
  401(k) Plan contribution            49,847          -           282            -             -              282
  Exercise of stock options           86,600          1           437            -             -              438
  Tax benefit from exercise
      of stock options                     -          -           175            -             -              175
  Purchase of common stock           (31,200)         -          (538)           -             -             (538)
  Net income                               -          -             -        8,819             -            8,819
  Currency translation
     adjustments                           -          -             -            -          (579)            (579)
                                                                                                        ---------
  Comprehensive income                     -          -             -            -             -            8,240
                                  ----------   --------     ---------    ---------    ----------        ---------
Balance at December 31, 1997      20,974,852        210       211,577       28,327          (579)         239,535
  Issuance of common stock in
    connection with purchase
    of Impac                       9,400,000         94        82,626            -             -           82,720
  401(k) Plan contribution            88,205          -           430            -             -              430
  Exercise of stock options          134,900          1         1,143            -             -            1,144
  Tax benefit from exercise
     of stock options                      -          -           245            -             -              245
  Purchase of common stock        (2,660,900)       (27)      (34,045)           -             -          (34,072)
  Net loss                                 -          -             -       (5,221)            -           (5,221)
  Currency translation
     adjustments                           -          -             -            -        (1,014)          (1,014)
                                                                                                        ---------
  Comprehensive loss                       -          -             -            -             -           (6,235)
                                  ----------   --------     ---------    ---------    ----------        ---------
Balance at December 31, 1998      27,937,057   $    278      $261,976      $23,106       $(1,593)        $283,767
                                  ==========   ========     =========    =========    ==========        =========


See accompanying notes.

                         Lodgian, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                          Year ended December 31
                                                                  1998             1997              1996
                                                                ---------       -----------       ------------
                                                                                (In Thousands)
Operating activities
Net (loss) income                                               $ (5,221)       $     8,819        $       8,200
Adjustments to reconcile net (loss)  income to
    net cash provided by operating
    activities:
        Depreciation and amortization                             31,114             23,023               18,677
        Loss on extinguishment of
           indebtedness                                            3,460              6,251                  580
        Deferred income taxes                                       (726)             2,216                1,252
        Minority interests - other                                 1,430                960                2,060
        401(k) Plan contributions                                    430                282                  548
        Provision for (recoveries of) losses on
           receivables                                                77                (69)                  27
        Equity in (profit) loss of
           unconsolidated entities                                  (782)              (107)                  63
        Gain on litigation settlement                                  -                  -               (3,868)
        Gain on recovery of investments                                -                  -                 (134)
        Changes in operating assets and
           liabilities, net of effect of
           acquisitions:
               Accounts receivable                                (6,563)            (2,017)                (824)
               Inventories                                        (1,883)            (1,458)                (761)
               Other assets                                      (18,412)               425                1,875
               Accounts payable                                   14,913              1,174                  200
               Accrued liabilities                                11,464              2,522                3,075
                                                                ---------        ----------           ----------
Net cash provided by operating activities                         29,301             42,021               30,970

Investing activities
Acquisitions of property and equipment                           (67,717)          (143,406)             (70,312)
Acquisitions of Impac                                                                     -                    -
Capital improvements, net                                       (118,667)           (48,252)             (26,323)
Purchase of minority interests                                         -            (11,748)                   -
Net deposits for capital expenditures                              3,860            (17,247)              (7,074)
Purchase of marketable securities                                      -               (500)                   -
Payments on notes receivable issued to
    related parties                                                    -                470                1,200
Decrease in investment in unconsolidated
    entities                                                           -                 17                2,198
Notes receivable issued to related parties                             -                  -               (1,670)
Net proceeds from litigation settlement                                -                  -                3,868
Net proceeds from recovery of investments                              -                  -                  556
                                                                --------         ----------          -----------
Net cash used in investing activities                           (182,524)         (220, 666)             (97,557)

                         Lodgian, Inc. and Subsidiaries

                                                                                 Year ended December 31
                                                                           1998            1997              1996
                                                                        ---------      ------------      -------------
                                                                                      (In Thousands)
Financing activities
Proceeds from issuance of long-term obligations                         $ 600,284      $    191,560      $     166,317
Proceeds from issuance of common stock                                      1,144           156,638              2,013
Principal payments of long-term obligations                              (390,026)         (167,647)           (92,216)
Payments of deferred loan costs                                           (20,165)           (4,652)            (6,533)
(Distributions to) contributions from minority
    interests                                                                   -              (946)             5,078
Payments for repurchase of common stock                                   (34,022)             (538)                 -
                                                                        ---------      ------------      -------------
Net cash provided by financing activities                                 157,165           174,415             74,659
                                                                        ---------      ------------      -------------
Net increase (decrease) in cash and cash
    equivalents                                                             3,942            (4,230)             8,072
Cash and cash equivalents at beginning of year                             15,243            19,473             11,401
                                                                        ---------      ------------      -------------
Cash and cash equivalents at end of year                                $  19,185      $     15,243      $      19,473
                                                                        =========      ============      =============
Supplemental cash flow information Cash paid during the year for:
    Interest, net of amount capitalized                                 $  31,512      $     22,109      $      23,147
                                                                        =========      ============      =============
    Income taxes paid, net of refunds                                   $   5,210      $      1,091      $       2,531
                                                                        =========      ============      =============
Supplemental disclosure of non cash investing
    and financing activities

Non cash acquisition and related financing of
    property and equipment                                              $ 696,851      $          -      $           -
                                                                        =========      ============      =============
Issuance of stock in                                                    $  82,700      $          -      $           -
    connection with acquisition of Impac                                =========      ============      =============


See accompanying notes.

                         Lodgian, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Summary of Significant Accounting Policies

Description of Business

On December 11, 1998 Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company Lodgian, Inc. ("Lodgian" or the "Company"). This transaction has been accounted for under the purchase method of accounting, whereby Servico is considered the acquiring company. For further discussion of the merger see Note 2.

As a result of the merger, Lodgian its wholly owned subsidiaries and consolidated partnerships (collectively, the "Company"), own or manage hotels in 35 states, Canada and Europe. At December 31, 1998 and 1997, the Company owned, either wholly or partially, or managed 144 and 71 hotels, respectively.

Principles of Consolidation

The financial statements consolidate the accounts of Lodgian, its wholly owned subsidiaries and partnerships in which Lodgian exercises control over the partnerships' assets and operations. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines.

An unconsolidated entity (owning 1 hotel) and a joint venture which owns and operates six hotels in Belgium and the Netherlands, in which the Company exercises significant influence over operating and financial policies, are accounted for on the equity method. The Company's investments in unconsolidated entities was $10,091,000 December 31, 1998, and is included in other assets, net in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

Minority Interests - Other

Minority interests represent the minority interests' proportionate share of equity or deficit of partnerships which are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

                         Lodgian, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Minority Interests - Preferred Redeemable Securities

Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock. For further discussion of the CRESTS, see Note 5.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property under capital leases is amortized using the straight line method over the shorter of the estimated useful lives of the assets or the lease term.

The Company capitalizes interest costs incurred during the renovation and construction of capital assets. During the years ended December 31, 1998, 1997 and 1996, the Company capitalized $3,499,000, $1,650,000 and $644,000 of interest, respectively.

Management periodically evaluates the Company's property and equipment to determine if there has been any impairment in the carrying value of the assets in accordance with Financial Accounting SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Deferred Costs

Deferred franchise, financing, and other deferred costs of $41,336,000 and $16,371,000 at December 31, 1998 and 1997, respectively, are included in other assets, net of accumulated amortization of $3,061,000 and $2,509,000 at December 31, 1998 and 1997, respectively, which is computed using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash, consists of amounts reserved for capital improvements, debt service, taxes and insurance.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)


Fair Values of Financial Instruments

The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of long-term debt approximates market value as of December 31, 1998 and 1997. The fair market value of the Company's CRESTS which is $78,750,000 at December 31, 1998, is based on quoted market prices. Management has estimated the fair value of the Company's interest rate protection agreements to be approximately $5,000,000 at December 31, 1998 based on dealer quotes.

Concentration of Credit Risk

Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 1998 and 1997, these allowances were $979,000 and $300,000, respectively.

Earnings Per Common and Common Equivalent Share

The Company adopted SFAS 128 "Earnings Per Share" effective for the year ended December 31, 1998. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock contributed or to be contributed by the Company to its employees 401(k) Plan (the "401(k)"). Dilutive earnings per common share include the Company's outstanding stock options and shares convertible under the Company's CRESTS, if dilutive.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25,

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

"Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under Financial SFAS 123, "Accounting for Stock-Based Compensation", net income and earnings per share are not materially different from amounts reported, therefore, no pro forma information has been presented.

The Financial Accounting Standards Board is expected to issue an interpretation of APB 25 (the "Interpretation") in the third quarter of 1999. Two of the key areas affected by the proposal are the accounting for stock option repricings and options issued to non-employee directors. The interpretation would be applied prospectively to transactions that occur after December 15, 1998.

The Interpretation will require that once an option granted to an employee is repriced, that option would be accounted for as if it were a variable plan, giving rise to compensation expense for subsequent changes in stock price, from the date the option is repriced to the date it is exercised. Under the proposal, no compensation expense would be recorded on the date of the repricing. However, compensation would be recorded quarterly through the date of exercise to the extent that the fair market value of the common stock is in excess of the exercise price of the options adjusted for the repricing. The interpretation requires, in measuring compensation expense, the use of the higher of the repriced exercise price of the options or the fair market value of the stock on the date the interpretation is effective.

Additionally, under the proposed Interpretation, options granted to non-employee directors subsequent to December 15, 1998, would no longer be accounted for under APB 25's intrinsic value method. Instead, such options would be accounted for under the fair value method.

The Company repriced options totaling 1,408,400 on December 18, 1998 that will be subject to these requirements when the new Interpretation becomes effective.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $2,162,000, $1,867,000 and $1,613,000 in advertising costs during 1998, 1997 and
1996, respectively.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effects on the statements of operations of transaction gains and losses is insignificant for all years presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 1998, the Company adopted the SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is the belief of management that the Company operates under one reporting segment-hotel ownership and management. Therefore, the adoption of SFAS 131 did not have a material impact on the Company's financial statement disclosures.

As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



2. Merger, Acquisitions and Related Items

On December 11, 1998, Servico merged with Impac in a transaction accounted for under the purchase method of accounting, pursuant to APB 16, "Business Combinations", whereby Servico is considered the acquiring company. The operations of Impac are included in the consolidated statement of operations from the date of acquisition. Under the terms of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), Servico's existing shareholders received one share of Lodgian common stock for each of Servico stock held by them (approximately 18,440,000 million shares). The purchase price of Impac approximated $104,367,000, consisting of $15 million in cash, the issuance of 9.4 million shares of common stock of Lodgian at $8.80, of which 1.4 million shares are contingent upon the completion of construction of five hotels, and acquisition related costs of approximately $6,647,000. The purchase price has been allocated to the fair value of the net assets acquired as follows (in thousands):



Cash                                            $     7,027
Inventory                                             2,685
Accounts receivable                                  12,239
Property and equipment                              616,000
Goodwill and other assets                            12,089
Accounts payable                                    (58,432)
Long term obligations                              (429,466)
Deferred income taxes                               (47,900)
Accrued liabilities                                  (9,875)
Total purchase price                            $   104,367
                                                ===========


In connection with the purchase, of Impac, the Company recorded goodwill of approximately $11 million, included in other assets above, which is being amortized over 20 years.

The allocation of the purchase price is tentative pending completion of valuations of the property and equipment acquired. The allocation may change upon the completion of these valuations.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



2. Merger, Acquisitions and Related Items (continued)




In connection with the merger with Impac, Servico incurred approximately $3,400,000 of expenses which consisted primarily of expenses associated with the closing and relocation of Servico's West Palm Beach, Florida corporate headquarters to the Company's headquarters in Atlanta, Georgia and termination and relocation of certain Servico employees. These costs have been expensed as incurred and are included in severance and other expenses in the 1998 consolidated statement of operations. Substantially all of these costs have been paid by December 31, 1998.

On June 1, 1998, the Company acquired the issued and outstanding units of AMI Operating Partners, L.P. (AMI), in a transaction accounted for under the purchase method of accounting. The purchase price of AMI approximated $74 million which included cash of $16 million and the assumption of $58 million in debt. The operations of AMI are included in the consolidated statement of operations from the date of acquisition. The purchase price was principally allocated to the 15 hotel properties acquired.

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of Impac had been consummated on January 1, 1997, follows:


                                        1998                  1997
                                     ----------             ---------
                                              (In Thousands,
                                          except per share data)
Revenues                             $545,794               $396,516
Net (loss) income                     (21,146)                (8,837)
Net (loss) income before
  extraordinary item                  (19,070)                 2,917
Net (loss) income per
   common share:
        Basic and Diluted            $   (.75)              $   (.38)

During November 1998, the President and Chief Executive Officer of Servico announced his resignation effective the date of the merger with Impac. In connection with his resignation, Mr. Buddemeyer was provided a severance package approximating $1.3 million. This amount was expensed during the fourth quarter of 1998 and is included in severance and other expenses in the 1998 consolidated statement of operations. Approximately $164,000 of this amount relates to compensation expense associated with the extension of the terms of his stock options, pursuant to APB 25.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



3. Property and Equipment

At December 31, 1998 and 1997, property and equipment consisted of the following:


                                               Useful
                                                Lives
                                               (Years)       1998              1997
                                               -------     ---------         ---------
                                                                 (In Thousands)
Land                                             -        $  168,303         $  48,798
Buildings and improvements                     10-40         976,608           430,363
Furnishings and equipment                       3-10         187,055            99,487
                                                          ----------         ---------
                                                           1,331,966           578,648
Less accumulated depreciation
    and amortization                                        (104,528)          (75,976)
    Construction in progress                                  90,032            31,408
                                                          ----------         ---------
                                                          $1,317,470         $ 534,080
                                                          ==========         =========

During the year ended December 31, 1997, the Company purchased 12 hotels for an aggregate purchase price of $140,300,000 which were paid for by the delivery of mortgage notes totaling $72,655,000 and cash for the balance. The 12 hotels purchased, containing an aggregate of 3,002 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company. In addition, the Company increased its ownership interests in the partnerships, owning three hotels, from 51% to 100% for approximately $11,800,000.

                         Lodgian, Inc. and Subsidiaries

4. Accrued Liabilities

     At December 31, 1998 and 1997, accrued liabilities consisted of the following:


                                                   1998            1997
                                                 ---------       --------
                                                      (In Thousands)
Salaries and related costs                       $26,798          $10,775
Real estate taxes                                  9,095            4,118
Interest                                           4,370            1,969
Advance deposits                                   3,799            1,666
Sales taxes                                        5,412            2,523
Other                                              1,159            6,304
                                                 -------          -------
                                                 $50,633          $27,355
                                                 =======          =======

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



5. Long-Term Obligations and Preferred Redeemable Securities

Long-term obligations consisted of the following at December 31:


                                                                1998                 1997
                                                              --------             --------
                                                                     (In Thousands)
     Mortgage notes payable with
interest at a variable rate of LIBOR
(5% at December 31, 1998 plus
3.25%). The notes are payable
through 2000                                                  $265,000             $      -

     Credit facilities, of $396
million with interest LIBOR + 2.25%
to 2.75% maturing through 2001. At
maturity, each loan converts to term
loans amortizing over a 20 year
period                                                         323,744                    -

     Mortgage notes with an interest
rate of 9% payable through 2000                                 72,000                    -

     Mortgage notes with fixed rates
ranging from 8.6% to 10.7% payable
through 2010                                                   164,109              152,469

     Mortgage notes with variable
rates of interest                                                    -              166,817

Other                                                           27,925                9,762
                                                              --------             --------
                                                               852,778              329,048
Less current portion of long-term
     obligations                                               (36,134)              (5,728)
                                                              --------             --------
                                                              $816,644             $323,320
                                                              ========             ========

Substantially, all of the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $403,249,000 has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



5. Long-Term Obligations and Preferred Redeemable Securities (continued)

On December 11, 1998, the Company consummated financing agreements, which resulted in net proceeds of approximately $337 million. The net proceeds were primarily used to pay the costs of the merger with Impac, escrow funds for renovations on certain properties and to repay, prior to maturity, approximately $142,205,000 in debt secured by 27 of its hotels. As a result, the Company recorded an extraordinary loss on early extinguishment of debt of approximately $934,000 (net of income tax benefit of $622,000) relating to the write-off of unamortized deferred financing costs. Approximately $31.5 million of the $337 million relates to the settlement on two swap transactions entered into by the Company with its lender. For further discussion of swap transaction see Note 6.

In June 1998, the Company issued $175 million of Convertible Redeemable Equity Structures Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay existing debt prior to maturity. As a result, the Company recorded an extraordinary loss on early extinguishment of debt of approximately $1,142,000 (net of income tax benefit of $761,000) relating to the write off of unamortized financing costs. The CRESTS are included in the accompany consolidated balance sheet as Minority Interests-Preferred Redeemable Securities. The interest expense incurred on the CRESTS have been included as Minority Interests - Preferred Redeemable Securities in the Consolidated Statement of Operations.

During 1997 Lodgian completed a secondary offering of 11.5 million shares of common stock at $14.50 per share, which resulted in net proceeds to Lodgian of $156,000,000. The Company repaid, prior to maturity, approximately $128,000,000 in debt secured by 21 of its hotels and, as a result, recorded an extraordinary loss on early extinguishment of debt of approximately $3,800,000 (net of income tax benefit of $2,500,000) relating to the write-off of unamortized loan costs associated with the debt. Seventeen of these hotels have subsequently been used to secure approximately $81,200,000 in new variable rate mortgage notes which generated approximately $78,300,000 of net proceeds for use in the acquisition of new properties. The Company has also refinanced eight other properties generating approximately $3,100,000 in net proceeds.

The Company has entered into an interest rate protection agreement on $54 million related to one of the above credit facilities. Pursuant to the terms of this agreement, when the loan matures in 2001 and converts to term loans, the interest rate will be based on a benchmark treasury rate of 7.235%. In the event the company determines that it is in its best interest to "break" that interest rate lock, it may be required to pay a significant fee to the lender.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



5. Long-Term Obligations and Preferred Redeemable Securities (continued)

Maturities of long-term obligations for each of the five years after December 31, 1998 and thereafter, are as follows (in thousands):


         1999                              $ 36,134
         2000                               325,049
         2001                                16,597
         2002                                13,243
         2003                                47,542
         Thereafter                         414,213
                                           --------
                                           $852,778
                                           ========

6. Settlement on Swap Transactions

During August 1998, the Company entered into treasury rate lock transactions with notional amounts of $175 million and $200 million (collectively, the "Swaps") with a lender for the purpose of hedging their interest rate exposure on two anticipated financing transactions. During September 1998, the Company determined that it was not probable that it would consummate the anticipated transactions and recognized a loss in the consolidated statement of operations of $31.5 million related to the settlement of the Swaps. The obligation related to the settlement of the Swaps was included in the $337 million financing transaction discussed in Note 5.

7. Stockholders' Equity

During 1998, in accordance with previously announced share buyback programs, the Company has repurchased in open market transactions and retired 2,660,900 shares of its common stock.

                         Lodgian, Inc. and Subsidiaries

8. Income Taxes

Provision for income taxes for the Company is as follows:


                                                     Year ended December 31
                           1998                              1997                               1996
              -----------------------------     -----------------------------      -----------------------------
              Current    Deferred     Total     Current    Deferred     Total      Current    Deferred     Total
              --------   --------   -------     -------    --------    ------      -------    --------    ------
 Federal       $(1,140)    $(481)   $(1,621)     $3,289      $3,186    $6,475       $1,322      $1,170    $2,492
State and
  local           (423)      (53)      (476)      1,693         211     1,904          651          82       733
              --------   -------    -------     -------    --------    ------      -------    --------    ------
               $(1,563)    $(534)   $(2,097)     $4,982      $3,397    $8,379       $1,973      $1,252    $3,225
              ========   ========   =======     =======    ========    ======      =======    ========    ======

The components of the cumulative effect of temporary differences in the deferred income tax liability and asset balances at December 31, 1998 and 1997, are as follows:


                                         1998                                   1997
                           -----------------------------------     ------------------------------------
                                       Current     Non-Current                 Current      Non-Current
                            Total       Asset       Liability       Total       Asset        Liability
                           --------    -------     -----------     -------     -------     ------------
                                                         (In Thousands)
Property and
   equipment               $ 78,523   $      -     $    78,523     $ 21,151    $     -     $    21,151
Net operating loss
   carryforward             (16,015)      (605)        (15,410)      (7,905)      (605)         (7,300)
Alternative
   minimum tax
   credits                     (999)         -            (999)      (3,739)         -          (3,739)
Self-insurance
   reserve                   (1,360)    (1,360)              -         (878)      (878)              -
Vacation pay
   accrual                     (745)      (745)              -         (681)      (681)              -
Other                         1,239       (115)          1,354          413        (90)            503
                           --------   --------     -----------     --------    -------     -----------
                           $ 60,644   $ (2,825)    $    63,469     $  8,361    $(2,254)    $    10,615
                           ========   ========     ===========     ========    =======     ===========

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



8. Income Taxes (continued)

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:


                                                            Year ended December 31
                                                 1998                1997              1996
                                                -------             ------            -------
Federal income tax at
 statutory federal rate                         $(1,782)            $7,123            $ 4,003
 State income taxes, net                           (315)             1,256                483
Tax benefit with respect to
 legal settlement                                     -                  -             (1,261)
                                                -------             ------            -------
                                                $(2,097)            $8,379            $ 3,225
                                                =======             ======            =======

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $45,300,000 for federal income tax purposes which expire in years 2005 through 2018. The full amount of the income tax benefit of this net operating loss carryforward has been reflected in the Consolidated Financial Statements of the Company in prior years.

9. Related Party Transactions


The Company's President was a shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries will have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquires or develops any of the hotels or properties identified in the Merger Agreement as Impac's acquisition pipeline.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                     1998               1997             1996
                                                  ------------      ------------      ----------
Numerator:
    (Loss) income before extraordinary
         item                                     $ (3,145,000)     $ 12,570,000      $8,548,000
    Extraordinary item                              (2,076,000)       (3,751,000)       (348,000)
                                                  ------------      ------------      ----------
    Net loss income                               $ (5,221,000)     $  8,819,000      $8,200,000
                                                  ============      ============      ==========
Denominator:
    Denominator for basic earnings per
        share - weighted-average shares             20,245,000        15,183,000       9,295,000
    Effect of dilutive securities:
        Employee stock options                               -           457,000         456,000
                                                  ------------      ------------      ----------
    Denominator for dilutive earnings per
        share - adjusted weighted-average           20,245,000        15,640,000       9,751,000
        shares                                    ============      ============      ==========
Basic earnings per share:
    (Loss) income before extraordinary
       item                                       $       (.16)     $        .83      $      .92
    Extraordinary item                                    (.10)             (.25)           (.04)
                                                  ------------      ------------      ----------
    Net loss income                               $       .(26)     $        .58      $      .88
                                                  ============      ============      ==========
Diluted earnings per share:
    Income before extraordinary item              $       (.16)     $        .80      $      .88

    Extraordinary item                                    (.10)             (.24)           (.04)
                                                  ------------      ------------      ----------
    Net income                                    $       (.26)     $        .56      $      .84
                                                  ============      ============      ==========

All prior-period earnings per share amounts have been restated to conform to the SFAS 128 "Earnings per share".

The computation of diluted EPS did not include shares associated with the assumed conversion of the CRESTS or stock options totaling 8,169,935 because their inclusion would have been antidilutive.

                         Lodgian, Inc. and Subsidiaries


             Notes to Consolidated Financial Statements (continued)



11. Commitments and Contingencies

Six of the Company's hotels are subject to long-term ground leases expiring from 2014 through 2075 which provide for minimum payments as well as incentive rent payments and most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. The land covered by one lease can be purchased by the Company for approximately $2,600,000. For the years ended December 31, 1998, 1997 and 1996, lease expense for the five noncancellable ground leases was approximately $2,400,000, $1,624,000 and $1,381,000, respectively.

At December 31, 1998, the future minimum commitments for noncancellable ground leases are as follows (in thousands):


                      1999                  $ 3,438
                      2000                    3,444
                      2001                    3,427
                      2002                    3,434
                      2003                    2,405
                      Thereafter             73,429
                                            --------
                                            $89,577
                                            ========

The Company has entered into license agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have five to ten years remaining on the term. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increased license, reservation and advertising fees, as well as substantial renovation of the facility. Payments made in connection with these agreements totaled approximately $19,268,000, $14,498,000 and $12,401,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensors. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.

                         Lodgian, Inc. and Subsidiaries


             Notes to Consolidated Financial Statements (continued)



11. Commitments and Contingencies (continued)



Twenty-five hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. Further, in connection with the financing of the Company's hotels (see Note 4) and the acquisition of other hotels (see Note
2), the Company has agreed to make certain capital improvements and had approximately $30 million escrowed for such improvements which is included in other assets on the accompanying balance sheet. The Company estimates its remaining obligations for all the above commitments to be approximately $85 million of which approximately $50 million is expected to be spent in 1999 and the balance during 2000 and 2001.

The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $3,557,000, $2,497,000 and $2,106,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

A wholly-owned subsidiary of Lodgian, Inc. has provided a guarantee of the debt of a joint venture in which the Company accounts for under the equity method of accounting. As of December 31, 1998, the balance of this obligation approximated $80 million. Assets with a carrying value of approximately $100 million collateralize this obligation.

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon the facts known by management and the advice of counsel, have a material adverse effect on the Company's financial condition or results of operations.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



12. Employee Benefits Plans and Stock Option Plan

The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 1998, 1997 and 1996, was approximately $500,000, $412,000 and $499,000, respectively.

The Company adopted, the 401(k) for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k), subject to certain conditions, with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 1998, 1997 and 1996, was $430,000, $282,000 and $548,000,
respectively. The 401(k) does not require a contribution by the Company.

The Company has also adopted the Lodgian, Inc. Stock Option Plan, as amended, (the "Option Plan"). In accordance with the Option Plan, options to acquire up to 3,250,000 shares of common stock may be granted to employees, directors, independent contractors and agents as determined by a committee appointed by the Board of Directors. Options may be granted at an exercise price not less than fair market value on the date of grant. These options will generally vest over five years.

In addition, in August 1997 each non-employee director was awarded an option to acquire 20,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted outside of the Lodgian Stock Option plan.

On December 18, 1998, the Company re-priced its options. See discussion of impact of pending accounting pronouncement related to stock option repricings in
Note 1.

                         Lodgian, Inc. and Subsidiaries

12. Employee Benefits Plans and Stock Option Plan (continued)

The following table indicates all options granted and their status:


                                                                     Option Price
                                                     Number of          Range per
                                                      Shares             Share
                                                     ---------       --------------
Balance December 31, 1995                            1,137,200      $ 4.00 - $ 9.50
    Granted                                            216,500       10.75 -  16.13
    Exercised                                         (497,800)       4.00 -   9.50
    Forfeited                                          (38,900)       8.63 -  10.75
                                                     ---------      ---------------
Balance December 31, 1996                              817,000        4.00 -  16.13
    Granted                                            977,700       15.5  -  16.81
    Exercised                                          (86,600)       4.00 -  10.75
    Forfeited                                          (19,400)       8.63 -  10.75
                                                     ---------      ---------------
Balance December 31, 1997                            1,688,700        4.00 -  16.81
    Granted                                            755,000            6.13
    Exercised                                         (134,900)       4.00 -  16.75
    Forfeited                                          (27,900)       8.63 -  16.75
                                                     ---------      ---------------
Balance December 31, 1998                            2,280,900      $ 4.00 - $ 6.15
                                                     =========      ===============



At December 31, 1998, there were 911,280 options exercisable. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.

13. Certain Other Events

In January 1996, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provided for payments totaling approximately $830,000 over a twenty-four month period, the cost of which is included in other operating expenses for the year ended December 31, 1996.

                         Lodgian, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



13. Certain Other Events (continued)

In March 1996, the Company received approximately $3,900,000 in connection with the settlement of a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less approximately $300,000 of associated expenses, is included in other income for the year ended December 31, 1996.

14. Subsequent Events

In March 1999, a lender released $15 million of an original $23 million escrow initiated at the time their $265 million loan was closed. This holdback related to future capital improvements. Simultaneously, the lender issued the Company a commitment for $15 million to replenish this escrow at a future date subject to the same terms and conditions as the original loan.

On March 30, 1999, the board of directors adopted a Shareholder Rights Plan and declared one Right on each outstanding share of the Company's common stock. The dividend will be paid on April 19, 1999 to stockholders of record on April 14, 1999. Initially the Rights will trade with the common stock of the Company and will not be exercisable. The Right will separate from the common stock and become exercisable upon the occurrence of events typical of shareholder rights plans. In general, such separation will occur when any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's common stock. Thereafter, separate Right Certificates will be distributed and each Right will entitle its holder to purchase one- hundredth of a share of the Company's Participating Preferred Stock for an exercise price of $25. Each one-hundredth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's common stock.