Form 10-Q
period 1999-03-31
LODGIAN INC
filed 1999-05-17
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

                           Commission File No. 1-11342

                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  52-2093696
               --------                                  ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

     3445 PEACHTREE ROAD, N.E.,
       SUITE 700, ATLANTA, GA                               30326
     --------------------------                             -----
(Address of principal executive offices)                  (Zip Code)

                                 (404) 364-9400
                                -----------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,        NOT APPLICABLE
if changed since last report)                               --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X          No
                            ---         --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                            OUTSTANDING AS OF MAY 12, 1999
             -----                            ------------------------------
             Common                                     27,992,104

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                            No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998...........................3

           Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 1999 and 1998.............4

           Condensed Consolidated Statements of Stockholders'
              Equity for the Three Months Ended March 31, 1999
              and for the Year Ended December 31, 1998.......................5

           Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 1999 and 1998.................6

           Notes to Condensed Consolidated Financial Statements..............7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................8


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................13

SIGNATURES .................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)





                                                                        MARCH 31,            DECEMBER 31,
                                                                           1999                   1998
                                                                      ----------------       ----------------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ......................................          $ 18,293               $ 19,185
   Cash, restricted ...............................................             6,127                  6,302
   Accounts receivable, net of allowances .........................            28,612                 25,498
   Other current assets ...........................................            26,678                 27,956
                                                                      ----------------       ----------------
Total current assets ..............................................            79,710                 78,941

Property and equipment, net .......................................         1,329,968              1,317,470
Deposits for capital expenditures .................................            16,186                 30,386
Other assets, net .................................................            68,816                 71,124
                                                                      ----------------       ----------------
                                                                           $1,494,680             $1,497,921
                                                                      ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................          $ 56,935               $ 57,253
   Accrued liabilities ............................................            48,988                 50,633
   Current portion of long-term obligations .......................            36,122                 36,134
                                                                      ----------------       ----------------
Total current liabilities .........................................           142,045                144,020

Long-term obligations, less current portion .......................           818,627                816,644

Deferred income taxes .............................................            61,841                 63,469

Commitments and contingencies .....................................                  -                      -

Minority interests:
   Preferred redeemable securities ................................           175,000                175,000
   Other ..........................................................            15,642                 15,021

Stockholders' equity
   Common Stock, $.01 par value--75,000,000
      shares authorized; 27,981,501 shares and 27,937,057 shares issued and outstanding at March 31, 1999 and December 31,
      1998, respectively ..........................................               278                    278
   Additional paid-in capital .....................................           262,176                261,976
   Retained earnings ..............................................            20,664                 23,106
   Accumulated other comprehensive loss ...........................            (1,593)                (1,593)
                                                                      ----------------       ----------------
Total stockholders' equity ........................................           281,525                283,767
                                                                      ----------------       ----------------
                                                                           $1,494,680             $1,497,921
                                                                      ================       ================

See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------
                                                                   1999              1998
                                                               --------------    --------------
Revenues:
   Rooms......................................................      $ 96,784          $ 55,833
   Food and beverage..........................................        32,070            22,146
   Other......................................................         6,950             4,902
                                                               --------------    --------------
                                                               --------------    --------------
Total revenues................................................       135,804            82,881
                                                               --------------    --------------

Operating expenses:
   Direct:
      Rooms...................................................        26,264            15,509
      Food and beverage.......................................        24,108            17,647
   General and administrative.................................         5,229             2,387
   Depreciation and amortization..............................        13,750             7,207
   Other......................................................        47,840            27,650
                                                               --------------    --------------
Total operating expenses......................................       117,191            70,400
                                                               --------------    --------------

Income from operations........................................        18,613            12,481

Other Income (expenses):
   Interest income and other..................................           348               454
   Interest expense...........................................      (19,128)           (7,846)
Minority interests:
   Preferred redeemable securities............................       (3,159)                 -
   Other......................................................         (744)              (94)
                                                               --------------    --------------
(Loss) income before income tax...............................       (4,070)             4,995
Benefit (provision) for income taxes..........................         1,628           (1,999)
                                                               --------------    --------------
Net (loss) income.............................................     $ (2,442)           $ 2,996
                                                               ==============    ==============

(Loss) income per common share: ..............................      $ (0.09)           $  0.14
                                                               ==============    ==============

(Loss) income per common share-assuming dilution..............      $ (0.09)           $  0.14
                                                               ==============    ==============

See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)



                                                                                                         ACCUMU-
                                                                                                          LATED
                                                                                                          OTHER          TOTAL
                                                    COMMON STOCK             ADDITIONAL                   COMPRE-        STOCK-
                                            ----------------------------      PAID-IN       RETAINED      HENSIVE        HOLDERS'
                                                 SHARES         AMOUNT        CAPITAL       EARNINGS       LOSS          EQUITY
                                            ----------------  ----------   -------------  ------------  -----------   ------------
Balance at December 31, 1997 ............        20,974,852       $ 210       $ 211,577      $ 28,327       $ (579)     $ 239,535
    Issuance of common stock in
      connection with the Merger ........         9,400,000          94          82,626             -            -         82,720
    401(k) Plan contribution ............            88,205           -             430             -            -            430
    Exercise of stock options ...........           134,900           1           1,143             -            -          1,144
    Tax benefit from exercise of stock
      options ...........................                 -           -             245             -            -            245
    Purchase of common stock ............        (2,660,900)        (27)        (34,045)            -            -        (34,072)
    Net loss ............................                 -           -               -        (5,221)           -         (5,221)
    Currency translation adjustments ....                 -           -               -             -       (1,014)        (1,014)
                                            ----------------  ----------   -------------  ------------  -----------   ------------
Balance at December 31, 1998 ............        27,937,057         278         261,976        23,106       (1,593)       283,767
    401(k) Plan contribution ............            44,444           -             200             -            -            200
Net loss ................................                 -           -               -        (2,442)           -         (2,442)
                                            ================  ==========   =============  ============  ===========   ============
Balance at March 31, 1999 ...............        27,981,501       $ 278       $ 262,176      $ 20,664     $ (1,593)     $ 281,525
                                            ================  ==========   =============  ============  ===========   ============



The data for the three months ended March 31, 1999 is unaudited.

See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             1999               1998
                                                                          ------------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $9,968           $ 9,568
                                                                          ------------       -----------
INVESTING ACTIVITIES:
    Capital expenditures, net .........................................       (29,848)          (14,258)
    Proceeds from sale of assets ......................................         3,600                 -
    Acquisitions of property and equipment ............................             -           (35,411)
    Net withdrawals (deposits) for capital expenditures ...............        14,200            (5,232)
    Deposits for asset purchases ......................................             -            (8,558)
    Other .............................................................             -               692
                                                                          ------------       -----------
    Net cash used in investing activities .............................       (12,048)          (62,767)
                                                                          ------------       -----------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations ...................         6,273            54,788
    Proceeds from issuance of common stock ............................             -               515
    Principal payments on long-term obligations .......................        (4,302)           (1,512)
    Payments of deferred loan costs ...................................          (660)             (900)
    Contributions from (distributions to) minority interests ..........          (123)              232
                                                                          ------------       -----------
    Net cash provided by financing activities .........................         1,188            53,123
                                                                          ------------       -----------
Net decrease in cash and cash equivalents .............................          (892)              (76)

Cash and cash equivalents at beginning of period ......................        19,185            15,243
                                                                          ------------       -----------

Cash and cash equivalents at end of period ............................       $18,293           $15,167
                                                                          ============       ===========
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
    Interest, net of amount capitalized ...............................       $22,015           $ 6,636
                                                                          ============       ===========
    Income taxes ......................................................             -             $ 285
                                                                          ============       ===========



See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

The condensed consolidated financial statements include the accounts of Lodgian, Inc. ("Lodgian" or the "Company"), its wholly-owned subsidiaries and partnerships in which Lodgian exercises control over the partnerships' assets and operations. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. Investments in partnerships (operating seven hotels) where the Company's ownership is between 20%-50% are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1999           1998
                                                       (In Thousands, except
                                                           per share data)

Numerator:

Net (loss) income ..............................       $(2,442)        $2,996
                                                   ============    ===========
Denominator:
   Denominator for basic earnings per
       share--weighted-average shares ..........        27,056         20,989
   Effect of dilutive securities:
      Employee stock options ...................             -            448
                                                   ------------    -----------
      Denominator for dilutive earnings per
      share--adjusted weighted-average shares ..        27,056         21,437
                                                   ============    ===========
Basic earning per share:
   Net (loss) income ...........................        $(0.09)         $0.14
                                                   ============    ===========
Diluted earnings per share:
   Net (loss) income ...........................        $(0.09)         $0.14
                                                   ============    ===========


The 1999 computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities, employee stock options and contingent shares in connection with the Merger because their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate ("ADR"), revenue per available room ("RevPAR") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of our hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

Our business strategy includes the acquisition of underperforming hotels and the implementation of our operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require a 12 to 18 month period before newly acquired, underperforming hotels are repositioned and stabilized. During this period, the revenues and earnings of these hotels may be adversely affected and may have a negative impact on RevPAR, average daily rate and occupancy rate performance, as well as operating margins for the Company overall. In addition, our strategy also includes developing new full service hotels. Newly developed properties typically require 24 months following completion to stabilize. To track the execution of our repositioning and development growth strategy's impact on the Company's results of operations, we classify our hotels as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels," as described below:

     STABILIZED HOTELS are properties which have experienced little or no disruption to their operations over the past 24 to 36 months as the result of redevelopment or repositioning efforts or newly-constructed hotels which have been in service for 24 months or more.

     STABILIZING HOTELS are (1) properties which have undergone renovation or repositioning investment within the last 36 months, which work is now completed, or (2) newly developed properties placed into service within the past 24 months. Management believes that these properties should experience higher rates of growth in RevPAR and operating margin than the Stabilized Hotels. On average, our hotels which have undergone renovation have generally reached stabilization within approximately 12 to 18 months after their completion date, and our newly developed hotels have reached stabilization in approximately 24 months after their completion date.

     BEING  REPOSITIONED  HOTELS are  hotels  experiencing  disruption  to their operations due to renovation and repositioning. During this period (generally 12 to 18 months) hotels will usually experience lower operating results, such as RevPAR, and operating margins. We expect significant improvements in the operating performance of those hotels which have undergone repositioning once the renovation is completed. After the reposition work is completed these properties will be reclassified as Stabilizing Hotels.

Management classifies each hotel into one of the three categories at the beginning of each fiscal year. Management will determine the category most appropriate for each hotel based on its evaluation of objective and subjective factors, including the time of completion of renovation and whether the full benefit of renovations have been realized.

THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER 1999") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 ("FIRST QUARTER 1998")

HISTORICAL RESULTS OF OPERATIONS

In June 1998, the Company acquired AMI Operating Partners, L.P. ("AMI"), an entity that owned and operated 14 hotels, three of which were subsequently sold. In December 1998, the Company merged (the "Merger") with Impac Hotel Group, LLC ("Impac"), an entity that owned or managed 55 hotels, three of which are under construction. Because these transactions were accounted for using the purchase accounting method, the results of AMI and Impac are included in our consolidated results of operations from the time they were acquired. This makes comparisons of our historical operating results with prior periods less meaningful.

REVENUES

Revenues are composed of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from our hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by us for services rendered in conjunction with managed properties.

Revenues for the Company were $135.8 million for the First Quarter 1999, a 63.8% increase over revenues of $82.9 million for the First Quarter 1998. Of this $52.9 million increase, $49 million was attributable to the acquisition of AMI and the Merger.

The following table summarizes certain operating data for the Company's hotels for the three months ended March 31, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.



                               HOTELS (1)                ADR               OCCUPANCY                   REVPAR
                        -------------------  -----------------------   ---------------------   -----------------------
                           1999       1998        1999        1998         1999        1998        1999         1998
                           ----       ----        ----        ----         ----        ----        ----         ----
Stabilized ...........       77         50      $ 73.94      $75.25       62.50%     60.90%       $46.20      $ 45.80
Stabilizing ..........       33         12      $ 75.51      $70.79       58.30%     53.90%       $44.01      $ 38.18
Being Repositioned ...       21          8      $ 73.81      $73.08       42.50%     47.10%       $31.37      $ 34.45
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
Total ................      131         70      $ 74.23      $74.25       57.80%     57.70%       $42.90      $ 42.82
                        ========   ========  ===========  ==========   ==========  =========   ==========  ===========



(1) Excludes two hotels managed for third parties and the seven partially owned non-consolidated hotels. All 1998 figures in the table exclude AMI and the Merger.


OPERATING EXPENSES

Operating expenses are composed of direct, general and administrative, other hotel operating expenses and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component which can be leveraged with increases in revenues. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. Other expenses include primarily property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. These expenses are primarily fixed.

Direct operating expenses for the Company were $50.4 million (39.1% of direct revenues) for the First Quarter 1999 and $33.2 million (42.5% of direct revenue) for the First Quarter of 1998. Of the $17.2 million increase, $16.1 million was attributable to the acquisition of AMI and the Merger.

General and administrative expenses were $5.2 million in First Quarter 1999 and $2.4 million in First Quarter 1998. Of the $2.8 million increase, approximately $2.3 million was attributable to the acquisition of AMI and the Merger. Additionally, $.5 million represents non-recurring expenses, principally severance.

Depreciation and amortization were $13.8 million in First Quarter 1999 and $7.2 million in First Quarter 1998. The $6.6 million increase was attributable to the acquisition of AMI, the Merger and the completion of renovation projects.

Other operating expenses were $47.8 million in First Quarter 1999 and $27.6 million in First Quarter 1998. Of the $20.2 million increase, $18.4 million was attributable to the acquisition of AMI and the Merger. In addition, $1.0 million was attributable to the Company's share of loss from an unconsolidated partnership, including $.5 million of depreciation.

As a result of the above, income from operations was $18.6 million in First Quarter 1999 as compared to $12.5 million in First Quarter 1998.

Interest expense was $19.1 million in First Quarter 1999 and $7.8 million in First Quarter 1998. This increase is primarily a result of an increase in the level of debt associated with the acquisition of AMI and the Merger.

Minority interest expense was $3.9 million in First Quarter 1999 and $.1 million in First Quarter 1998. Of the $3.8 million increase, $3.2 million represents interest on the Company's Convertible Redeemable Equity Structure Trust Securities that were issued in June 1998.

NET INCOME (LOSS)

After a tax benefit of $1.6 million in First Quarter 1999 and a provision for income taxes of $2.0 million in First Quarter 1998, the Company had a net loss of $2.4 million ($.09 per share) in First Quarter 1999 compared with net income of $3.0 million ($.14 per share) in First Quarter 1998.

INCOME TAXES

As of December 31, 1998 the Company had a net operating loss carryforward of approximately $45.3 million for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1999 of $32.9 million, a 66.2% increase over the $19.8 million for the 1998 period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the three months ended March 31, 1999 was $10.0 million as compared to $9.6 million for the 1998 period.

At March 31, 1999, the Company had a working capital deficit of $62.3 million as compared to a working capital deficit of $65.1 million at December 31, 1998.

At March 31, 1999 the Company's long-term obligations were $818.6 million, not including $175 million of Convertible Redeemable Equity Structure Trust Securities. The Company's long-term obligations were $816.6 million at December 31, 1998.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing of hotels, the Company has agreed to make certain capital improvements and, as of March 31, 1999, has approximately

$16 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $62 million, of which approximately $27 million is expected to be spent during 1999 and 2000.

In connection with the Merger on December 11, 1998, the Company obtained $265 million of mortgage notes from Lehman Brothers Holding, Inc. ("Lehman"). The net proceeds were used to repay existing debt and related obligations. This financing contains various covenants and coverage ratios, with which the Company is in compliance at March 31, 1999.

At the time of the Merger, $23 million of the $265 million provided by Lehman was set aside in escrow for future capital improvements. In March 1999, Lehman released $15 million from escrow, and simultaneously issued the Company a commitment for $15 million to replenish this escrow at a future date. This additional loan is expected to close in May, thereby increasing the total facility to $280 million on the same terms and conditions as previously described.

Continuation of the Company's current growth strategy will require additional financing. Further, under the terms of the Lehman financing, future acquisitions will be subject to Lehman's prior approval, and the Company does not currently have any lines of credit. The Company's financial position may, in the future, be strengthened through an increase in revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

INFLATION

The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

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

The Company has divided its year 2000 issues into what it considers to be critical and non-critical issues. The Company believes that in its line of business the critical issues revolve around the ability to process transactions from the reservation stage through settlements and collection at the hotel. Additionally, of prime importance is the maintenance of accurate accounting and corporate records.

The systems that the Company has identified as being critical include but may not be limited to the following: Unix Operating System, Property Management
Systems, Point of Sale Systems, Oracle General Ledger System and Credit Card Processing, as well as the Company's banking relationships and telecommunications vendors.

The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, other third party vendors and possible security issues.

The Company has initiated formal communications with its significant suppliers to determine the Company's vulnerability to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of the Company's suppliers will be timely converted and would not have an adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are neither expected to exceed $1,000,000 nor have a material effect on its financial statements. All expenditures have been appropriately identified through the 1999 hotel capital improvements budget. The Company has spent less than $150,000 to date, all of which has been expensed. The Company anticipates completing the Year 2000 project not later than August 31, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS

Statements  in  this  Form  10-Q  which  express  "belief,"  "anticipation,"  or
"expectation," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the acquisition, renovation and operation of hotels, government legislation and regulation, competition in the lodging industry, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry, year 2000 matters and other factors described in other Lodgian, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)   Reports on Form 8-K

               A report on Form 8-K/A was filed on February 26, 1999, relating to pro forma financial statements with respect to the Merger.

               A report on Form 8-K was filed on April 2, 1999, relating to Lodgian's Shareholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LODGIAN, INC.
                                 Registrant


DATE: May 15, 1999               /s/ Robert S. Cole
                                 Robert S. Cole
                                 President  and Chief Executive Officer



DATE: May 15, 1999               /s/ Kenneth R. Posner
                                 Kenneth R. Posner
                                 Chief Financial Officer

                                  EXHIBIT INDEX



          Exhibit Number                             Description

               27                     Financial Data Schedule (For SEC use only)