Form 10-Q
period 1999-06-30
LODGIAN INC
filed 1999-08-16
CIK 1066138

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                           Commission File No. 1-11342
                                               -------
                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                                           52-2093696
              --------                                                           ----------
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


3445 Peachtree Road, N.E., Suite 700, Atlanta, GA                   30326
--------------------------------------------------                  -----
  (Address of principal executive offices)                        (Zip Code)

                                 (404) 364-9400
                                 --------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)    Not Applicable
                                                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No ___
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                 Outstanding as of August 13, 1999
     -----                                 ---------------------------------
     Common                                             27,872,040

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





PART I.       FINANCIAL INFORMATION.....................................................Page No.

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of
                 June 30, 1999 (unaudited) and December 31, 1998........................     3

              Condensed Consolidated Statements of Income (unaudited)
                 for the Three and Six Months Ended June 30, 1999 and 1998..............     4

              Condensed Consolidated Statements of Stockholders'
                 Equity for the Six Months Ended June 30, 1999 (unaudited)
                 and for the Year Ended December 31, 1998...............................     5

              Condensed Consolidated Statements of Cash Flows (unaudited) for
                 the Six Months Ended June 30, 1999 and 1998............................     6

              Notes to Condensed Consolidated Financial Statements......................     7


Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................     17

Item 4.       Submission of Matters to a Vote of Security Holders.......................     22


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................

Item 6.       Exhibits and Reports on Form 8-K..........................................     22

SIGNATURES    ..........................................................................     23


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30,                  DECEMBER 31,
                                                                                 1999                        1998
                                                                              ----------                 ----------
                                                                              (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                                    $   20,322                 $   19,185
 Cash, restricted                                                                  6,127                      6,302
 Accounts receivable, net of allowances                                           36,593                     25,498
 Other current assets                                                             33,482                     27,956
                                                                              ----------                 ----------
Total current assets                                                              96,524                     78,941

Property and equipment, net                                                    1,332,522                  1,317,470
Deposits for capital expenditures                                                 29,798                     30,386
Other assets, net                                                                 61,065                     71,124
                                                                              ----------                 ----------
                                                                              $1,519,909                 $1,497,921
                                                                              ----------                 ----------
                                                                              ----------                 ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $   47,756                 $   57,253
 Accrued liabilities                                                              52,687                     50,633
 Current portion of long-term obligations                                         36,110                     36,134
                                                                              ----------                 ----------
Total current liabilities                                                        136,553                    144,020

Long term obligations, less current portion                                      833,442                    816,644

Deferred income taxes                                                             68,002                     63,469

Commitments and contingencies                                                          -                          -

Minority interests:
 Preferred redeemable securities                                                 175,000                    175,000
 Other                                                                            15,922                     15,021

Stockholders' equity
 Common Stock, $.01 par value--75,000,000
  shares authorized; 28,013,595 shares and
  27,937,057 shares issued and outstanding at
  June 30, 1999 and December 31, 1998, respectively                                  278                        278
 Additional paid-in capital                                                      262,436                    261,976
 Retained earnings                                                                29,905                     23,106
Accumulated other comprehensive loss                                              (1,629)                    (1,593)
                                                                              ----------                 ----------
Total stockholders' equity                                                       290,990                    283,767
                                                                              ----------                 ----------
                                                                              $1,519,909                 $1,497,921
                                                                              ----------                 ----------
                                                                              ----------                 ----------


SEE ACCOMPANYING NOTES.

                         LODGIAN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                               ---------------------------           ---------------------------
                                                                 1999               1998               1999              1998
                                                               --------           --------           --------           --------
Revenues
  Rooms                                                        $114,879           $ 68,928           $211,663           $124,761
  Food and beverage                                              37,056             28,394             69,126             50,540
  Other                                                           7,928              5,066             14,878              9,968
                                                               --------           --------           --------           --------
                                                                159,863            102,388            295,667            185,269
                                                               --------           --------           --------           --------
Operating expenses:
Direct:
  Rooms                                                          30,858             18,563             57,122             34,072
  Food and Beverage                                              26,433             20,813             50,541             38,460
  Other                                                           4,093              2,881              8,216              5,318
General and administrative                                        6,138              2,442             11,367              4,829
Depreciation and amortization                                    13,750              7,552             27,500             14,758
Other hotel operating expenses                                   41,426             28,421             85,143             53,634
                                                               --------           --------           --------           --------
                                                                122,698             80,672            239,889            151,071
                                                               --------           --------           --------           --------

Income from operations                                           37,165             21,716             55,778             34,198
Other income (expenses):
  Interest income and other                                         469                246                817                700
  Loss on asset disposition                                           -               (432)                 -               (432)
  Interest expense                                              (18,209)            (8,286)           (37,139)           (16,132)
Minority interests:
  Preferred redeemable securities                                (3,457)              (311)            (6,814)              (311)
  Other                                                            (566)              (729)            (1,310)              (823)
                                                               --------           --------           --------           --------
Income before income taxes
  and extraordinary items                                        15,402             12,204             11,332             17,200
Provision for income taxes                                        6,161              4,881              4,533              6,880
                                                               --------           --------           --------           --------
Income before extraordinary items                                 9,241              7,323              6,799             10,320

Extraordinary item:
  Loss on early extinguishment of debt, net of
    income tax benefit of $730                                        -             (1,095)                 -             (1,095)
                                                               --------           --------           --------           --------
Net income                                                     $  9,241           $  6,228           $  6,799           $  9,225
                                                               --------           --------           --------           --------
                                                               --------           --------           --------           --------

Earnings per common share:
  Income before extraordinary item                             $   0.34           $   0.35           $   0.25           $   0.49
  Extraordinary item                                                  -              (0.05)                 -              (0.05)
                                                               --------           --------           --------           --------
  Net income                                                   $   0.34           $   0.30           $   0.25           $   0.44
                                                               --------           --------           --------           --------
                                                               --------           --------           --------           --------
Earnings per common share-assuming dilution:
  Income before extraordinary item                             $   0.32           $   0.34           $   0.25           $   0.49
  Extraordinary item                                                  -              (0.05)                                (0.05)
                                                               --------           --------           --------           --------
  Net income                                                   $   0.32           $   0.29           $   0.25           $   0.44
                                                               --------           --------           --------           --------
                                                               --------           --------           --------           --------

SEE ACCOMPANYING NOTES.

EBITDA                                                         $ 51,409           $ 29,432           $84,266            $ 49,260
                                                               --------           --------           --------           --------
                                                               --------           --------           --------           --------

Weighted average shares outstanding:
 Basic                                                           27,080             20,795            26,909              20,871
 Diluted                                                         35,426             21,869            26,909              21,633

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                     Accumu-
                                                                                                      lated
                                                                                                      Other          Total
                                              Common Stock            Additional                      Compre-        Stock-
                                         ----------------------        Paid-In        Retained        hensive       holders'
                                          Shares        Amount         Capital        Earnings         Loss          Equity
                                         ----------     -------       ----------      --------      ----------      ---------


Balance at December 31, 1997              20,974,852        $210       $ 211,577       $ 28,327      $   (579)      $ 239,535
 Issuance of common stock in
  connection with the Merger               9,400,000          94          82,626              -             -          82,720
 401 (k) Plan contribution                    88,205           -             430              -             -             430
 Exercise of stock options                   134,900           1           1,143              -             -           1,144
 Tax benefit from exercise of stock
  options                                          -           -             245              -             -             245
 Purchase of common stock                 (2,660,900)        (27)        (34,045)             -             -         (34,072)
 Net loss                                          -           -               -         (5,221)            -          (5,221)
 Currency translation adjustments                  -           -               -              -        (1,014)         (1,014)
                                          ----------        ----       ---------       --------      --------       ---------
 Comprehensive loss                                -           -               -              -             -          (6,235)
                                          ----------        ----       ---------       --------      --------       ---------
Balance at December 31, 1998              27,937,057         278         261,976         23,106        (1,593)        283,767
 401 (k) Plan contribution                    61,538           -             400              -             -             400
 Exercise of stock options                    15,000           -              60              -             -              60
 Net income                                        -           -               -          6,799             -           6,799
 Currency translation adjustments                  -           -               -              -           (36)            (36)
                                          ----------        ----       ---------       --------      --------       ---------
Comprehensive income                               -           -               -              -             -           6,737
                                          ----------        ----       ---------       --------      --------       ---------
Balance at June 30, 1999                  28,013,595        $278       $ 262,436       $ 29,905      $ (1,629)      $ 290,990
                                          ----------        ----       ---------       --------      --------       ---------
                                          ----------        ----       ---------       --------      --------       ---------


The data for the six months ended June 30, 1999 is unaudited.

SEE ACCOMPANYING NOTES.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                  1999                1998
                                                                  --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 20,286            $ 33,310
                                                                  --------            --------

INVESTING ACTIVITIES:
  Capital expenditures, net                                        (44,259)            (29,795)
  Acquisitions of property and equipment                            (1,929)            (53,491)
  Net deposits for capital expenditures                                588              15,741
  Net proceeds from sale of assets                                  11,100               2,373
  Other                                                                  -               1,361
                                                                  --------            --------
  Net cash used in investing activities                            (34,500)            (63,811)
                                                                  --------            --------

FINANCING ACTIVITIES:
  Principal payments on long-term obligations                      (12,866)           (158,734)
  (Distributions to) contributions from minority interests            (123)                142
  Payment of deferred loan costs                                    (1,360)             (7,151)
  Repurchase of common stock                                             -             (15,644)
  Net proceeds from issuance of common stock                            60                 977
  Proceeds from issuance of long-term obligations                   29,640             234,703
                                                                  --------            --------
  Net cash provided by financing activities                         15,351              54,293
                                                                  --------            --------

Net increase in cash and cash equivalents                            1,137              23,792

Cash and cash equivalents at beginning of period                    19,185              15,243
                                                                  --------            --------

Cash and cash equivalents at end of period                        $ 20,322            $ 39,035
                                                                  --------            --------
                                                                  --------            --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of amount capitalized                             $ 35,623            $ 14,388
                                                                  --------            --------
                                                                  --------            --------
  Income taxes paid, net of refunds                                      -              $  592
                                                                  --------            --------
                                                                  --------            --------
Non-cash acquisitions of property:
  Addition to property and equipment                                     -            $ 58,061
                                                                  --------            --------
                                                                  --------            --------
  Addition to long-term debt                                             -            $ 58,061
                                                                  --------            --------
                                                                  --------            --------


SEE ACCOMPANYING NOTES.

                         LODGIAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

The condensed consolidated financial statements include the accounts of Lodgian, Inc. ("Lodgian" or the "Company"), its wholly-owned subsidiaries and partnerships in which Lodgian exercises control over the partnerships' assets and operations. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations or has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. Investments in a partnership where the Company's ownership is between 20%-50% is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                           -----------------------         -----------------------

                                                             1999            1998            1999            1998
                                                           -------         -------         -------        --------
                                                                    (In Thousands, except per share data)
Numerator:
  Income before extraordinary items                        $ 9,241         $ 7,323         $ 6,799        $ 10,320
  Effect of dilutive securities:
   Minority interest-preferred
    redeemable securities                                    2,074             187               -             187
                                                           -------         -------         -------        --------
  Numerator for diluted earnings per share                 $11,315         $ 7,510         $ 6,799        $ 10,507
                                                           -------         -------         -------        --------
                                                           -------         -------         -------        --------
Denominator:
  Denominator for basic earnings per share-
   weighted-average shares                                  27,080          20,795          26,909          20,871
                                                           -------         -------         -------        --------
Effect of dilutive securities:
  Employee stock options                                       176             356               -             403
  Convertible preferred securities                           8,170             718               -             359
                                                           -------         -------         -------        --------
Dilutive potential common shares                             8,346           1,074               -             762
                                                           -------         -------         -------        --------
  Denominator for diluted earnings per
   share-adjusted weighted average shares
   and assumed conversions                                  35,426          21,869          26,909          21,633
                                                           -------         -------         -------        --------
                                                           -------         -------         -------        --------
Basic earnings per share:                                  $  0.35         $  0.35         $  0.25        $   0.49

Diluted earnings per share:                                $  0.32         $  0.34         $  0.25        $   0.49



The six months ended June 30, 1999 computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities and employee stock options because their inclusion would have been antidilutive.

3.       COMMITMENTS AND CONTINGENCIES

On June 1, 1999, a contractor hired by a subsidiary of the Company to perform work on six properties in New York, Illinois and Texas filed a summons with notice against us in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other things. The contractor is seeking damages in the aggregate amount of $45 million. The contractor has filed a formal complaint. We have filed an appearance to the summons and will vigorously defend our position. We believe we have valid defenses and counterclaims and that any possible outcome will not have a material adverse effect on our financial position or results of operations.

4.       SUBSEQUENT EVENTS AND SUPPLEMENTAL GUARANTOR INFORMATION

In July 1999, the Company sold $200 million of 12 1/4% Senior Subordinated Notes due 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan along with the proceeds from the sale of the Notes was used to repay, prior to maturity, approximately $281 million of existing debt and, in September, will be used to repay an additional $132.5 million loan. As a result of the prepayment, the Company expects to recognize an extraordinary loss of approximately $5.5 million, net of income tax benefit.

In connection with the Company's sale of the Notes, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations to pay principal and interest with respect to the Notes. Each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in the note as the "Non-Guarantor Subsidiaries."

The following supplemental condensed consolidating financial statements present balance sheets as of June 30, 1999 (Unaudited) and December 31, 1998 and statements of income for the three and six months ended June 30, 1999 (Unaudited) and 1998 (Unaudited) and of cash flows for the six months ended June 30, 1999 (Unaudited) and 1998 (Unaudited). In the condensed consolidating financial statements, Lodgian, Inc. or Servico, Inc. (either, the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method.

                                  Lodgian, Inc.
                      Condensed Consolidating Balance Sheet
                                  June 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Subsidiary       Non-guarantor                     Total
                                                      Parent        Guarantors       Subsidiaries      Eliminations    Consolidated
                                                     --------       ----------       -------------     ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                          $  1,941       $   5,944         $   12,437                         $   20,322
  Restricted cash                                           -               -              6,127                              6,127
  Accounts receivable, net of allowances                    -          10,256             26,337                             36,593
  Other current assets                                  2,634          16,721             14,127                             33,482
                                                     --------       ---------         ----------       ----------        ----------
Total current assets                                    4,575          32,921             59,028                 -           96,524


Property and equipment, net                                 -         329,544          1,002,978                          1,332,522
Deposits for capital expenditures                           -               -             29,798                             29,798
Investment in consolidated entities                   138,037               -                  -          (138,037)               -
Due from (to) affiliates                              138,712        (123,874)           (14,838)                                 -
Other assets, net                                      21,060          31,345              8,660                             61,065
                                                     --------       ---------         ----------       ------------      ----------
                                                     $302,384       $ 269,936         $1,085,626        $ (138,037)      $1,519,909
                                                     --------       ---------         ----------       ------------      ----------
                                                     --------       ---------         ----------       ------------      ----------
Liabilities and stockholder's equity
   Current liabilities:
   Accounts Payable, trade                           $    120       $   9,196         $   38,440        $                $   47,756
   Accrued liabilities                                      -          16,967             35,720                             52,687
   Current portion long-term obligations                    -          18,829             17,281                             36,110
                                                     --------       ---------         ----------       ------------      ----------
Total current liabilities                                 120          44,992             91,441                            136,553

Long-term obligations, less current                     7,722         245,171            580,549                            833,442


Deferred income taxes                                   1,923         (5,273)             71,352                             68,002


Minority interests:
  Preferred redeemable securities                           -               -            175,000                            175,000
  Other                                                     -               -             15,922                             15,922

Stockholder's equity:
  Common stock                                            278              34                672              (706)             278
  Additional paid-in capital                          262,436          10,184                538           (10,722)         262,436
  Retained earnings                                    29,905         (23,543)           141,979          (118,436)          29,905
  Members equity                                                            -              8,173            (8,173)               -
  Accumulated other comprehensive loss                      -          (1,629)                 -                 -           (1,629)
                                                     --------       ---------         ----------       ------------      ----------
Total stockholder's equity                            292,619         (14,954)           151,362          (138,037)         290,990
                                                     --------       ---------         ----------       ------------      ----------
                                                     $302,384       $ 269,936         $1,085,626       $  (138,037)      $1,519,909
                                                     --------       ---------         ----------       ------------      ----------
                                                     --------       ---------         ----------       ------------      ----------


                                  Lodgian, Inc.
                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                 (IN THOUSANDS)

                                                                         Subsidiary     Non-guarantor                 Total
                                                              Parent     Guarantors     Subsidiaries    Eliminations  Consolidated
                                                             --------    ----------     -------------   ------------  ------------
Assets
Current assets:
  Cash and cash equivalents                                  $  1,648     $   5,864       $  11,673         $      -   $   19,185
  Restricted cash                                                   -             -           6,302                -        6,302

Company under the Notes and related indenture.                      -         6,228          19,270                -       25,498

  Other current assets                                          3,023         8,495          16,438                -       27,956
                                                             --------     ---------      ----------        ---------   ----------
Total current assets                                            4,671        20,587          53,683                -       78,941

Property and equipment, net                                         -       336,556         980,914                -    1,317,470
Deposits for capital expenditures                                   -             -          30,386                -       30,386

Investment in consolidated entities                            74,056             -               -          (74,056)           -
Due from (to) affiliates                                      198,393      (152,977)        (45,416)               -            -
Other assets, net                                              18,650        47,121           5,353                -       71,124
                                                             --------     ---------      ----------        ---------   ----------
                                                             $295,770     $ 251,287      $1,024,920        $ (74,056)  $1,497,921
                                                             --------     ---------      ----------        ---------   ----------
                                                             --------     ---------      ----------        ---------   ----------
Liabilities and stockholder's equity
 Current liabilities:
   Accounts payable, trade                                   $    132     $  11,054      $   46,067        $       -   $   57,253

   Accrued liabilities                                              -        11,852          38,781                -       50,633

   Current portion long-term obligations                            -        17,809          18,325                -       36,134
                                                             --------     ---------      ----------        ---------   ----------
Total current liabilities                                         132        40,715         103,173                -      144,020

Long-term obligations, less current                             7,722       234,012         574,910                -      816,644

Deferred income taxes                                           2,556        (6,533)         67,446                -       63,469


Minority interests:
  Preferred redeemable securities                                   -             -         175,000                -      175,000

  Other                                                             -             -          15,021                -       15,021

Stockholder's equity:
  Common stock                                                    278            34             492             (526)         278
  Additional paid-in capital                                  261,976         9,687             718          (10,405)     261,976

  Retained earnings                                            23,106       (25,035)         79,987          (54,952)      23,106
  Members equity                                                    -             -           8,173           (8,173)           -

  Accumulated other comprehensive loss                              -        (1,593)               -               -       (1,593)
                                                             --------     ---------      ----------        ---------   ----------
Total stockholder's equity                                    285,360       (16,907)         89,370          (74,056)     283,767
                                                             --------     ---------      ----------        ---------   ----------
                                                             $295,770     $ 251,287      $1,024,920        $ (74,056)  $1,497,921
                                                             --------     ---------      ----------        ---------   ----------
                                                             --------     ---------      ----------        ---------   ----------

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                        Three Months Ended June 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Subsidiary      Non-guarantor                      Total
                                                    Parent         Guarantors      Subsidiaries    Eliminations   Consolidated
                                                    ------         ----------      ------------    ------------   ------------
Revenues
Rooms                                                 $      -         $35,091           $ 79,788       $      -        $114,879
Food and beverage                                            -          12,263             24,793              -          37,056
Other                                                        -           2,528              5,400              -           7,928
                                                      --------         -------           --------       --------        --------
Total revenues                                               -          49,882            109,981              -         159,863
                                                      --------         -------           --------       --------        --------
Operating expenses
Direct:
   Rooms                                                     -           9,668             21,190              -          30,858
   Food and beverage                                         -           8,895             17,538              -          26,433
   Other                                                     -           1,392              2,701              -           4,093
General and adminsitrative                                   -               -              6,138              -           6,138
Depreciation and amortization                                -           2,270             11,480              -          13,750
Other hotel operating expenses                               -          15,419             26,007              -          41,426
                                                      --------         -------           --------       --------        --------
Total operating expenses                                     -          37,644             85,054              -         122,698
                                                      --------         -------           --------       --------        --------
Income from operations                                       -          12,238             24,927              -          37,165

Other income (expenses):
   Other income                                              -             190                279              -             469
   Interest expense                                          -          (9,276)            (8,933)             -         (18,209)
   Equity in earnings of consolidated subsidiaries      15,402               -                  -        (15,402)              -
Minority interests:
   Preferred redeemable securities                           -               -             (3,457)             -          (3,457)
   Other                                                     -               -               (566)             -            (566)
                                                      --------         -------           --------       --------        --------
Income before income taxes                              15,402           3,152             12,250        (15,402)         15,402

Provision for income taxes                               6,161           1,261              4,900         (6,161)          6,161
                                                      --------         -------           --------       --------        --------
Net income                                            $  9,241         $ 1,891           $  7,350       $ (9,241)       $  9,241
                                                      --------         -------           --------       --------        --------
                                                      --------         -------           --------       --------        --------

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                        Three Months Ended June 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Subsidiary     Non-guarantor                       Total
                                                         Parent       Guarantors     Subsidiaries      Eliminations   Consolidated
                                                         ------       ----------     ------------      ------------   ------------
Revenues
Rooms                                                    $     -        $29,982          $ 38,946        $      -        $ 68,928
Food and beverage                                              -         11,190            17,204               -          28,394
Other                                                          -          2,475             2,591               -           5,066
                                                         -------        -------          --------        --------        --------
Total revenues                                                 -         43,647            58,741               -         102,388
                                                         -------        -------          --------        --------        --------

Operating expenses
Direct:
   Rooms                                                       -          8,249            10,314               -          18,563
   Food and beverage                                           -          8,283            12,530               -          20,813

                                                               -          1,423             1,458               -           2,881

General and adminsitrative                                     -              -             2,442               -           2,442
Depreciation and amortization                                  -          2,593             4,959               -           7,552
Other hotel operating expenses                                 -         14,186            14,235               -          28,421
                                                         -------        -------          --------        --------        --------
Total operating expenses                                       -         34,734            45,938               -          80,672
                                                         -------        -------          --------        --------        --------


Income from operations                                         -          8,913            12,803               -          21,716

Other income (expenses):
   Other income                                                -            211              (397)              -            (186)
   Interest expense                                            -         (4,357)           (3,929)              -          (8,286)
   Equity in earnings of consolidated subsidiaries        12,204              -                 -         (12,204)              -
Minority interests
Preferred redeemable securities                                               -              (311)              -            (311)
Other                                                                         -              (729)              -            (729)
                                                         -------        -------          --------        --------        --------

Income before income taxes and extraordinary item         12,204          4,767             7,437         (12,204)         12,204

Provision for income taxes                                 4,882          1,907             2,974          (4,882)          4,881
                                                         -------        -------          --------        --------        --------
Income before extraordinary item                           7,322          2,860             4,463          (7,322)          7,323

Extraordinary item                                             -              -            (1,095)              -          (1,095)
                                                         -------        -------          --------        --------        --------
Net income                                               $ 7,322        $ 2,860          $  3,368        $ (7,322)       $  6,228
                                                         -------        -------          --------        --------        --------
                                                         -------        -------          --------        --------        --------

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                         Six Months Ended June 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Subsidiary     Non-guarantor                        Total
                                                      Parent       Guarantors     Subsidiaries      Eliminations   Consolidated
                                                  --------------  -------------  ----------------   ------------------------------
Revenues
Rooms                                                   $     -        $64,915          $146,748         $      -        $211,663
Food and beverage                                             -         23,155            45,971                           69,126
Other                                                         -          4,766            10,112                           14,878
                                                        -------        -------          --------         --------        --------
Total revenues                                                -         92,836           202,831                -         295,667
                                                        -------        -------          --------         --------        --------

Operating expenses
Direct:
   Rooms                                                      -         17,715            39,407                -          57,122
   Food and beverage                                          -         16,771            33,770                -          50,541
   Other hotel operating expenses                             -          2,667             5,549                -           8,216
General and adminsitrative                                    -              -            11,367                -          11,367

Depreciation and amortization                                 -          8,535            18,965                -          27,500

Other                                                         -         29,470            55,673                -          85,143
                                                        -------        -------          --------         --------        --------
Total operating expenses                                      -         75,158           164,731                -         239,889
                                                        -------        -------          --------         --------        --------

Income from operations                                        -         17,678            38,100                -          55,778

Other income (expenses):
   Other income                                               -            (78)              895                -             817
   Interest expense                                           -        (14,506)          (22,633)               -         (37,139)

   Equity in earnings of consolidated subsidiaries       11,332              -                 -          (11,332)
Minority interests:
   Preferred redeemable securities                            -              -            (6,814)               -          (6,814)
   Other                                                      -              -            (1,310)               -          (1,310)
                                                        -------        -------          --------         --------        --------
Income before income taxes                               11,332          3,094             8,238           11,332          11,332

Provision for income taxes                                4,533          1,238             3,295           (4,533)          4,533
                                                        -------        -------          --------         --------        --------

Net income                                              $ 6,799        $ 1,856          $  4,943         $ (6,799)       $  6,799
                                                        -------        -------          --------         --------        --------
                                                        -------        -------          --------         --------        --------


                                  Lodgian, Inc.
                      Consolidating Statement of Cash Flows
                          Six Months Ended June 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Subsidiary       Non-guarantor         Total
                                                             Parent        Guarantors        Subsidiaries      Consolidated
                                                         ---------------  --------------   -----------------  ---------------
Net cash flows from operating activities                       $      -         $10,888           $   9,398         $ 20,286


Investing activities:
Acquisitions of property and equipment                                -               -              (1,929)          (1,929)
Capital improvements, net                                             -          (1,425)            (42,834)         (44,259)
Net deposits for capital expenditures                                 -           8,241              (7,653)             588
Net proceeds from sale of assets                                      -               -              11,100           11,100
                                                                      -               -
                                                               --------         -------           ---------         --------
Net cash flows from investing activities:                             -           6,816             (41,316)         (34,500)


Financing activities:
Proceeds from issuance of long-term obligations                       -          15,000              14,640           29,640

Principal payments of long-term obligations                           -          (2,821)            (10,045)         (12,866)
Proceeds from issuance of common stock                               60               -                   -               60

Proceeds from related parties, net                                  233         (29,103)             28,870                -

(Distributions to) contributions from minority interests              -               -                (123)            (123)

Payment of deferred loan costs                                        -            (700)               (660)          (1,360)
                                                               --------         -------           ---------         --------
Net cash flows from financing activities                            293         (17,624)             32,682           15,351
                                                               --------         -------           ---------         --------
Change in cash and cash equivalents                                 293              80                 764            1,137
Cash and cash equivalents at beginning of period                  1,648           5,864              11,673           19,185
                                                               --------         -------           ---------         --------
Cash and cash equivalents at end of period                     $  1,941         $ 5,944           $  12,437         $ 20,322
                                                               --------         -------           ---------         --------
                                                               --------         -------           ---------         --------


                                  Lodgian, Inc.
                        Consolidating Statement of Income
                         Six Months Ended June 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Subsidiary      Non-guarantor                          Total
                                                    Parent       Guarantors       Subsidiaries      Eliminations    Consolidated
                                                    -----------  ------------   -----------------  --------------- ----------------
Revenues
Rooms                                                   $    -       $55,578           $  69,183           $    -        $ 124,761
Food and beverage                                            -        20,633              29,907                -           50,540
Other                                                        -         4,744               5,224                -            9,968
                                                      --------       -------            --------        ---------         --------
Total revenues                                               -        80,955             104,314                -          185,269
                                                      --------       -------            --------        ---------         --------

Operating expenses
Direct:
   Rooms                                                     -        15,572              18,500                -           34,072
   Food and beverage                                         -        15,697              22,763                -           38,460
Other                                                        -         2,638               2,680                -            5,318
General and adminsitrative                                   -             -               4,829                -            4,829
Depreciation and amortization                                -         6,079               8,679                -           14,758
Other hotel operating expenses                               -        26,563              27,071                -           53,634
                                                      --------       -------            --------        ---------         --------
Total Operating expenses                                     -        66,549              84,522                -          151,071
                                                      --------       -------            --------        ---------         --------

Income from operations                                       -        14,406              19,792                -           34,198

Other income (expenses):
   Other income                                              -             -                 268                -              268
   Interest expense                                          -        (7,682)             (8,450)               -          (16,132)
   Equity in earnings of consolidated subsidiaries      17,200             -                   -           17,200                -
Minority interests:
   Preferred redeemable securities                           -             -                (311)               -             (311)
   Other                                                     -             -                (823)               -              823
                                                      --------       -------            --------        ---------         --------
Income before income taxes and extraordinary
   item                                                 17,200         6,724              10,476          (17,200)          17,200

Provision for income taxes                               6,880         2,690               4,190           (6,880)           6,880
                                                      --------       -------            --------        ---------         --------
Income before extraordinary item                        10,320         4,034               6,286          (10,320)          10,320

Extraordinary item, net of taxes                             -             -              (1,095)               -           (1,095)
                                                      --------       -------            --------        ---------         --------
Net income                                            $ 10,320       $ 4,034            $  5,191        $ (10,320)        $  9,225
                                                      --------       -------            --------        ---------         --------
                                                      --------       -------            --------        ---------         --------


                                  Lodgian, Inc.
                      Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Subsidiary     Non-guarantor      Total
                                                    Parent       Guarantors   Subsidiaries     Consolidated
                                                 -------------  ----------------------------   ------------
Net cash flows from operating activities             $  4,939      $ 10,095        $ 18,276      $  33,310


Investing activities:
Acquisitions of property and equipment                      -       (36,950)        (16,541)       (53,491)
Capital improvements, net                                   -       (12,423)        (17,372)       (29,795)
Net deposits for capital expenditures                       -        14,614           1,127         15,741
Net proceeds from sale of assets                            -             -           2,373          2,373
Other                                                       -             -           1,361          1,361
                                                     --------      --------        --------      ---------
Net cash flows from investing activities:                   -       (34,759)        (29,052)       (63,811)



Financing activities:
Proceeds from issuance of long-term obligations         6,963        48,475         179,265        234,703
Principal payments of long-term obligations                 -       (88,070)        (70,664)      (158,734)
Proceeds from issuance of common stock                    977             -               -            977
Contributions from minority interest                        -             -             142            142
Payments of deferred loans costs                            -             -          (7,151)        (7,151)
Repurchase of common stock                            (15,644)            -               -        (15,644)
Proceeds from related parties, net                     16,894        65,430          82,324              -
                                                     --------      --------        --------      ---------
Net cash flows from financing activities                9,190        25,835          19,268         54,293
                                                     --------      --------        --------      ---------
Change in cash and cash equivalents                    14,129         1,171           8,492         23,792
Cash and cash equivalents at beginning of period       14,208         1,811            (776)        15,243
                                                     --------      --------        --------      ---------
Cash and cash equivalents at end of period           $ 28,337      $  2,982        $  7,716      $  39,035
                                                     --------      --------        --------      ---------
                                                     --------      --------        --------      ---------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate ("ADR"), revenue per available room ("RevPAR") and earnings before interest, taxes, depreciation and amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns, and most of our hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

Our business strategy includes the acquisition of underperforming hotels and the implementation of our operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. During this period of repositioning, the revenues and earnings of these hotels may be adversely affected and may have a negative impact on our consolidated RevPAR, ADR and occupancy rate performance, as well as EBITDA margins. In addition, our strategy also includes developing new full service hotels. Newly developed properties typically require 24 months following completion to stabilize. To track the execution of our repositioning and development growth strategy and its impact on the Company's results of operations, we classify our hotels as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels," as described below:

     STABILIZED HOTELS are (1) properties which have experienced little or no disruption to their operations over the past 24 to 36 months as the result of redevelopment or repositioning efforts, or (2) newly-constructed hotels which have been in service for 24 months or more.

     STABILIZING HOTELS are (1) properties which have undergone renovation or repositioning investment within the last 36 months, which work is now completed, or (2) newly constructed hotels placed into service within the past 24 months. Management believes that these properties should experience higher rates of growth in RevPAR and improvements in operating margin than the Stabilized Hotels. On average, our hotels which have undergone renovation have generally reached stabilization within approximately 12 to 18 months after their completion date, and our newly constructed hotels have reached stabilization in approximately 24 months after their completion date.

     BEING REPOSITIONED HOTELS are hotels experiencing disruption to their operations due to renovation and repositioning. During this period (generally 12 to 18 months) hotels will usually experience lower operating results, such as RevPAR, and operating margins. We expect significant improvements in the operating performance of those hotels which have undergone repositioning once the renovation is completed. After the repositioning work is completed, these properties will be reclassified as Stabilizing Hotels.

Management classifies each hotel into one of the three categories at the beginning of each fiscal year. We will determine the category most appropriate for each hotel based on our evaluation of objective and subjective factors, including the time of completion of renovation and whether the full benefit of renovations have been realized.

REVENUES

Revenues are composed of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from our hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by us for services rendered in conjunction with properties managed for third parties.

OPERATING EXPENSES

Operating expenses are composed of direct, general and administrative, other hotel operating expenses and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component that can be leveraged with increases in revenues. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. Other hotel operating expenses include primarily property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. These expenses are also primarily fixed.

HISTORICAL RESULTS OF OPERATIONS

Our operating results have been materially impacted by the significant number of acquisitions and extensive renovation activity. In June 1998, the Company acquired AMI Operating Partners, L.P. ("AMI"), an entity that owned and operated 14 hotels, three of which were subsequently sold. In December 1998, the Company merged (the "Merger") with Impac Hotel Group, LLC ("Impac"), an entity that owned or managed 53 hotels, three of which are under construction. Because these transactions were accounted for using the purchase method of accounting, the results of AMI and Impac are included in our consolidated results of operations from the time they were acquired.
This makes comparisons of our historical operating results with prior periods less meaningful.



THREE MONTHS ENDED JUNE 30, 1999 ("SECOND QUARTER 1999") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998 ("SECOND QUARTER 1998")

REVENUES

Revenues for the Company were $159.9 million for the Second Quarter 1999, a 56.1% increase over revenues of $102.4 million for the Second Quarter 1998. Of this $57.5 million increase, $55.1 million was attributable to the acquisition of AMI and the Merger.

The following table summarizes certain operating data for the Company's hotels for the Three Months ended June 30, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.


                            HOTELS (1)                ADR                   OCCUPANCY                  REVPAR
                        -------------------  -----------------------   ---------------------   -----------------------
                         1999       1998        1999        1998         1999        1998        1999         1998
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
Stabilized............       77         50      $ 75.14      $73.98        70.2%      70.9%       $52.75      $ 52.42
Stabilizing...........       33         12      $ 75.61      $72.16        64.1%      58.0%       $48.50      $ 41.87
Being Repositioned....       21         22      $ 81.89      $75.39        60.3%      58.6%       $49.35      $ 44.16
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
Total.................      131         84      $ 76.38      $73.44        66.9%      66.1%       $51.08      $ 48.53
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------


----------------
(1) Excludes two hotels managed for third parties and the one owned non-consolidated hotel. All 1998 figures in the table exclude AMI (prior to the acquisition date) and the Merger.

OPERATING EXPENSES

Direct operating expenses for the Company were $61.4 million (38.4% of direct revenues) for the Second Quarter 1999 and $42.3 million (41.3% of direct revenue) for the Second Quarter of 1998. Of the $19.1 million increase, $19.9 million was attributable to the acquisition of AMI and the Merger.

General and administrative expenses were $6.1 million in Second Quarter 1999 and $2.4 million in Second Quarter 1998. Of the $3.7 million increase, approximately $2.5 million was attributable to the acquisition of AMI and the Merger. Additionally, approximately $.8 million represents expenses associated with the expansion of the corporate sales and marketing staff and the regional offices.

Depreciation and amortization expense was $13.8 million in Second Quarter 1999 and $7.6 million in Second Quarter 1998. The $6.2 million increase was attributable to the acquisition of AMI, the Merger and the completion of renovation projects.

Other hotel operating expenses were $41.4 million in Second Quarter 1999 and $28.4 million in Second Quarter 1998. Of the $13.0 million increase, $14.6 million was attributable to the acquisition of AMI and the Merger.

As a result of the above, income from operations was $37.2 million in Second Quarter 1999 as compared to $21.7 million in Second Quarter 1998.

Interest expense was $18.2 million in Second Quarter 1999 and $8.3 million in Second Quarter 1998. This increase was primarily a result of an increase in the level of debt associated with the acquisition of AMI and the Merger.

Minority interest expense was $4.0 million in Second Quarter 1999 and $1.0 million in Second Quarter 1998. Of the $3.0 million increase, $3.1 million represents interest on the Company's Convertible Redeemable Equity Structure Trust Securities (the "CRESTS") that were issued in June 1998.

NET INCOME

After a provision for income taxes of $6.2 million in Second Quarter 1999 and $4.9 million in Second Quarter 1998, the Company had net income of $9.2 million ($.32 per share) in Second Quarter 1999 compared with income before extraordinary item of $7.3 million ($.34 per share) in Second Quarter 1998. In Second Quarter 1998 the Company had an extraordinary item (net of income tax benefit of $.7 million) of $1.1 million ($.05 loss per share) from the loss on early extinguishment of debt. Net income for Second Quarter 1998 amounted to $6.2 million ($.29 per share).



SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD")

REVENUES

Revenues for the Company were $295.7 million for the 1999 Period, a 59.6% increase over revenues of $185.3 million for the 1998 Period. Of this $110.4 million increase, $104.1 million was attributable to the acquisition of AMI and the Merger.

The following table summarizes certain operating data for the Company's hotels for the Six Months ended June 30, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.


                            HOTELS (1)                ADR                   OCCUPANCY                  REVPAR
                        -------------------  -----------------------   ---------------------   -----------------------
                         1999       1998        1999        1998         1999        1998        1999         1998
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
Stabilized............       77         50      $ 74.57      $74.68        66.3%      65.8%       $49.45      $ 49.17
Stabilizing...........       33         12      $ 75.56      $71.50        61.2%      56.0%       $46.26      $ 40.02
Being Repositioned....       21         22      $ 78.50      $74.75        51.3%      54.8%       $40.29      $ 40.97
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
Total.................      131         84      $ 75.42      $73.61        62.3%      62.1%       $46.95      $ 45.72
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------
                        --------   --------  -----------  ----------   ----------  ---------   ----------  -----------


---------------
(1) Excludes two hotels managed for third parties and the one partially owned non-consolidated hotel. All 1998 figures in the table exclude AMI (prior to the acquisition date) and the Merger.

OPERATING EXPENSES

Direct operating expenses for the Company were $115.9 million (39.2% of direct revenues) for the 1999 Period and $77.9 million (42.0% of direct revenue) for the 1998 Period. Of the $38.0 million increase, $39.0 million was attributable to the acquisition of AMI and the Merger.

General and administrative expenses were $11.4 million in the 1999 Period and $4.8 million in the 1998 Period. Of the $6.6 million increase, approximately $4.8 million was attributable to the acquisition of AMI and the Merger. Additionally, approximately $.8 million represents expenses associated with the expansion of the corporate sales and marketing staff and the regional offices. Further, $.5 million represents non-recurring expenses, principally severance.

Depreciation and amortization expense was $27.5 million in the 1999 Period and $14.8 million in the 1998 Period. The $12.7 million increase was attributable to the acquisition of AMI, the Merger and the completion of renovation projects.

Other hotel operating expenses were $85.1 million in the 1999 Period and $53.6 million in the 1998 Period. Of the $31.5 million increase, $31.4 million was attributable to the acquisition of AMI and the Merger. In addition, $1.0 million was attributable to the Company's share of loss from an unconsolidated partnership, essentially all of which was represented by depreciation.

As a result of the above, income from operations was $55.8 million in the 1999 Period as compared to $34.2 million in the 1998 Period.

Interest expense was $37.1 million in the 1999 Period and $16.1 million in the 1998 Period. This increase was primarily a result of an increase in the level of debt associated with the acquisition of AMI and the Merger.

Minority interest expense was $8.1 million in the 1999 Period and $1.1 million in the 1998 Period. Of the $7.0 million increase, $6.5 million represents interest on the Company's CRESTS that were issued in June 1998.

NET INCOME

After a provision for income taxes of $4.5 million in the 1999 Period and $6.9 million in the 1998 Period, the Company had net income of $6.8 million ($.025 per share) in the 1999 Period compared with income before extraordinary item of $10.3 million ($.49 per share) in the 1998 Period. In the 1998 Period the Company had an extraordinary item (net of income tax benefit of $.7 million) of $1.1 million ($.05 loss per share) from the loss on early extinguishment of debt. Net income for the 1998 Period amounted to $9.2 million ($.44 per share).

INCOME TAXES

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $50 million for federal income tax purposes, which expire in 2005 through 2018. Our ability to use these net operating loss carryforwards to offset future income is subject to certain limitations, and may be subject to additional limitations in the future. Consequently, a portion of these net operating loss carryforwards could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing. The Company had earnings from EBITDA for the 1999 Period of $84.3 million, a 71.1% increase from the $49.3 million for the 1998 Period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1999 period was $20.3 million as compared with $33.3 million for the 1998 period.

Cash flows used in investing activities were $34.5 million and $63.8 million in the six months ended June 30, 1999 and 1998, respectively. The 1999 amount includes capital expenditures of $46.2 million and net proceeds from the sale of assets of $11.1 million, including the disposition of the Company's investment in six European hotels. The 1998 amount consists of capital expenditures of $83.3 million, including the acquisition of the AMI hotels, net of assumed debt, and proceeds from capital expenditure escrows of $15.7 million.

Cash flows provided by financing activities were $15.4 million and $54.3 million in the six months ended June 30, 1999 and 1998, respectively. The 1999 amount consists primarily of the net proceeds from the issuance and repayment of long-term obligations. The 1998 amount includes the net proceeds from the issuance and repayment of long-term obligations of $68.8 million (including $168.5 million of net proceeds from the issuance of CRESTS) reduced by $15.6 million from the repurchase of common stock.

At June 30, 1999, the Company had a working capital deficit of $40.0 million as compared with a working capital deficit of $65.1 million at December 31, 1998.

At June 30, 1999, the Company's long-term obligations were $833.4 million, not including $175 million of CRESTS. The Company's long-term obligations were $816.6 million at December 31, 1998.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing of hotels, the Company has agreed to make certain capital improvements and, as of June 30, 1999, has approximately $29.8 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $52.2 million, of which approximately $17.2 million is expected to be spent during 1999, with the balance to be spent thereafter. During the balance of 1999 and the first quarter of 2000, the Company expects to spend approximately $23.8 million to complete the construction of three new hotels. Substantially all of the funds necessary to complete construction of these hotels are expected to be provided by existing loan facilities.

In connection with the Merger on December 11, 1998, the Company obtained $265 million of mortgage notes from Lehman Brothers Holding, Inc. ("Lehman"). The net proceeds were used to repay existing debt and related obligations. This financing contains various covenants and coverage ratios, with which the Company is in compliance at June 30, 1999.

At the time of the Merger, $23 million of the $265 million provided by Lehman was set aside in escrow for future capital improvements. In March 1999, Lehman released $15 million from escrow, and simultaneously issued the Company a commitment for $15 million to replenish this escrow at a future date. This additional loan was closed in June, thereby increasing the total facility to $280 million on the same terms and conditions as previously described.

In July, the Company sold $200 million of 12 1/4% Senior Subordinated Notes due 2009 ("the Notes"). In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Senior Subordinated Notes was used to repay the Lehman loan and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation.

Continuation of the Company's current growth strategy beyond the facilities described above will require additional financing. The Company's financial position may, in the future, be strengthened through an increase in revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

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

Based on its current assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are neither expected to exceed $2,000,000, a substantial portion of which is for equipment necessary to accommodate new property management software, nor have a material effect on its financial statements. All expenditures have been appropriately identified through the 1999 hotel capital improvement budget. The Company has spent less than $300,000 to date, all of which has been expensed. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems.

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

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Shareholders of the Company held on June 25, 1999, the shareholders of the Company elected one director to the Board of Directors.

The number of votes cast for, against or abstain for the proposal to elect one director to the Board of Directors were as follows:

                                      For     23,141,001
                                      Against 500
                                      Abstain 292,176


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 1, 1999, a contractor hired by a subsidiary of the Company to perform work on six properties in New York, Illinois and Texas filed a summons with notice against us in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other things. The contractor is seeking damages in the aggregate amount of $45 million. The contractor has filed a formal complaint. We have filed an appearance to the summons and will vigorously defend our position. We believe we have valid defenses and counterclaims and that any possible outcome will not have a material adverse effect on our financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K/A were filed during the quarter ended
                  June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LODGIAN, INC.
                                         Registrant


DATE: August 16, 1999                    /s/ ROBERT S. COLE
                                         ---------------------------------------
                                         Robert S. Cole
                                         President and Chief Executive Officer



DATE: August 16, 1999                    /s/ KENNETH R. POSNER
                                         ---------------------------------------
                                         Kenneth R. Posner
                                         Executive Vice President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


    Exhibit Number                                     Description
    --------------                                     -----------

        27                            Financial Data Schedule (For SEC use only)