Form 10-Q
period 1999-09-30
LODGIAN INC
filed 1999-11-15
CIK 1066138

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                           Commission File No. 1-11342
                                               -------

                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                    52-2093696
                    --------                                    ----------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

3445 Peachtree Road, N.E., Suite 700, Atlanta, GA                 30326
-------------------------------------------------                 -----
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                    Outstanding as of November 12, 1999
          -----                    -----------------------------------
         Common                                 27,887,040

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







                                                                                          Page No.
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
          and December 31, 1998..........................................................     3

          Condensed Consolidated Statements of Income (Unaudited) for the Three and
          Nine Months Ended September 30, 1999 and 1998..................................     4

          Condensed Consolidated Statements of Stockholders' Equity for the Nine
          Months Ended September 30, 1999 (Unaudited) and for the Year Ended December 31,
          1998...........................................................................     5

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 1999 and 1998.......................................     6

          Notes to Condensed Consolidated Financial Statements...........................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................    23

Item 6.   Exhibits and Reports on Form 8-K...............................................    23

SIGNATURES...............................................................................    24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1999              1998
                                                                               -----------       -----------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $    23,382       $    19,185
  Cash, restricted                                                                   6,557             6,302
  Accounts receivable, net of allowances                                            40,158            25,498
  Other current assets                                                              47,874            27,956
                                                                               -----------       -----------
Total current assets                                                               117,971            78,941

Property and equipment, net                                                      1,329,452         1,317,470
Deposits for capital expenditures                                                    2,649            30,386
Other assets, net                                                                   64,404            71,124
                                                                               -----------       -----------
                                                                               $ 1,514,476       $ 1,497,921
                                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    30,912       $    57,253
  Accrued liabilities                                                               55,771            50,633
  Current portion of long-term obligations                                           4,283            36,134
                                                                               -----------       -----------
Total current liabilities                                                           90,966           144,020

Long term obligations, less current portion                                        884,056           816,644

Deferred income taxes                                                               67,946            63,469

Commitments and contingencies                                                           --                --

Minority interests:
  Preferred redeemable securities                                                  175,000           175,000
  Other                                                                              5,342            15,021

Stockholders' equity
  Common Stock, $.01 par value--75,000,000 shares authorized;
    28,028,595 shares and 27,937,057 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively                             278               278
  Additional paid-in capital                                                       262,696           261,976
  Retained earnings                                                                 29,821            23,106
  Accumulated other comprehensive loss                                              (1,629)           (1,593)
                                                                               -----------       -----------
Total stockholders' equity                                                         291,166           283,767
                                                                               -----------       -----------
                                                                               $ 1,514,476       $ 1,497,921
                                                                               ===========       ===========

See accompanying notes.

                          LODGIAN, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                          -------------------------       -------------------------
                                                             1999           1998            1999             1998
                                                          ---------       ---------       ---------       ---------
Revenues
  Rooms                                                   $ 116,549       $  72,512       $ 328,212       $ 197,273
  Food & beverage                                            31,892          24,133         101,018          74,673
  Other                                                       7,579           4,715          22,457          14,683
                                                          ---------       ---------       ---------       ---------
                                                            156,020         101,360         451,687         286,629
                                                          ---------       ---------       ---------       ---------
Operating expenses:
  Direct:
    Rooms                                                    33,213          19,943          90,335          54,015
    Food & Beverage                                          23,810          19,115          74,351          57,575
    Other                                                     4,552           2,611          12,768           7,929
General and administrative                                    6,614           2,408          17,981           7,237
Depreciation and amortization                                13,102           7,769          40,602          22,528
Other hotel operating expenses                               42,250          32,140         127,393          85,774
                                                          ---------       ---------       ---------       ---------
                                                            123,541          83,986         363,430         235,058
                                                          ---------       ---------       ---------       ---------

Income from operations                                       32,479          17,374          88,257          51,571

Other income (expenses):
  Interest income and other, net                              1,595              32           1,102            (523)
  Loss on swap transactions                                      --         (31,492)             --         (31,492)
  Interest expense                                          (20,317)         (5,761)        (57,456)        (21,893)
Minority interests - preferred redeemable securities         (3,338)         (3,012)        (10,152)         (3,323)
                                                          ---------       ---------       ---------       ---------

Income (loss) before income taxes
  and extraordinary item                                     10,419         (22,859)         21,751          (5,660)
Provision (benefit) for income taxes                          4,167          (9,144)          8,700          (2,264)
                                                          ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                       6,252         (13,715)         13,051          (3,396)
Extraordinary item:
  Loss on early extinguishment of debt, net of
    income tax benefit of $4,224 and $730 for 1999
    and 1998, respectively                                   (6,336)            (47)         (6,336)         (1,142)
                                                          ---------       ---------       ---------       ---------
Net (loss) income                                         $     (84)      $ (13,762)      $   6,715       $  (4,538)
                                                          =========       =========       =========       =========

Earnings (loss) per common share basic and
  assuming dilution:
  Income (loss) before extraordinary item                 $    0.23       $   (0.71)      $    0.48       $   (0.17)
  Extraordinary item                                          (0.23)             --           (0.23)          (0.06)
                                                          ---------       ---------       ---------       ---------
  Net income (loss)                                              --       $   (0.71)      $    0.25       $   (0.23)
                                                          =========       =========       =========       =========

See accompanying notes.

                                  LODGIAN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

                                                                                                       Accumu-
                                                                                                       lated
                                                                                                        Other          Total
                                                                        Additional                     Compre-         Stock-
                                          Common Stock                   Paid-In        Retained       hensive        holders'
                                             Shares        Amount        Capital        Earnings        Loss           Equity
                                          ------------     ------       ----------      --------      --------       ---------

Balance at December 31, 1997               20,974,852       $ 210       $ 211,577       $ 28,327       $  (579)      $ 239,535
  Issuance of common stock in
    connection with the Merger              9,400,000          94          82,626             --            --          82,720
  401 (k) Plan contribution                    88,205          --             430             --            --             430
  Exercise of stock options                   134,900           1           1,143             --            --           1,144
  Tax benefit from exercise of stock
    options                                        --          --             245             --            --             245
  Purchase of common stock                 (2,660,900)        (27)        (34,045)            --            --         (34,072)
  Net loss                                         --          --              --         (5,221)           --          (5,221)
  Currency translation adjustments                 --          --              --             --        (1,014)         (1,014)
                                           ----------       -----       ---------       --------       -------       ---------
  Comprehensive loss                               --          --              --             --            --          (6,235)
                                           ----------       -----       ---------       --------       -------       ---------
Balance at December 31, 1998               27,937,057         278         261,976         23,106        (1,593)        283,767
  401 (k) Plan contribution                    61,538          --             600             --            --             600
  Exercise of stock options                    30,000          --             120             --            --             120
  Net income                                       --          --              --          6,715            --           6,715
  Currency translation adjustments                 --          --              --             --           (36)            (36)
                                           ----------       -----       ---------       --------       -------       ---------
  Comprehensive income                             --          --              --             --            --           6,679
                                           ----------       -----       ---------       --------       -------       ---------
Balance at September 30, 1999              28,028,595       $ 278       $ 262,696       $ 29,821       $(1,629)      $ 291,166
                                           ==========       =====       =========       ========       =======       =========

The data for the nine months ended September 30, 1999 is unaudited.

See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1999             1998
                                                           -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   1,117       $  52,151
                                                              ---------       ---------

INVESTING ACTIVITIES:
  Capital expenditures, net                                     (63,659)        (53,923)
  Acquisitions of property and equipment                         (1,929)        (58,395)
  Purchase of minority interests                                (10,200)             --
  Net withdrawals from deposits for capital expenditures         27,737          17,492
  Net proceeds from sale of assets                               20,468           2,373
  Other                                                             371             731
                                                              ---------       ---------
Net cash used in investing activities                           (27,212)        (91,722)
                                                              ---------       ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term obligations               477,860         258,404
  Principal payments on long-term obligations                  (442,299)       (167,254)
  Payment of deferred loan costs                                 (4,699)         (7,554)
  (Distributions to) contributions from minority interests         (690)             82
  Repurchase of common stock                                         --         (34,072)
  Net proceeds from issuance of common stock                        120             979
                                                              ---------       ---------
Net cash provided by financing activities                        30,292          50,585
                                                              ---------       ---------

Net increase in cash and cash equivalents                         4,197          11,014

Cash and cash equivalents at beginning of period                 19,185          15,243
                                                              ---------       ---------

Cash and cash equivalents at end of period                    $  23,382       $  26,257
                                                              =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of amount capitalized                         $  50,714       $  20,211
                                                              =========       =========

  Income taxes paid, net of refunds                           $   3,065       $     592
                                                              =========       =========
Non-cash acquisitions of property:
  Addition to property and equipment                                 --       $  58,061
                                                              =========       =========

  Addition to long-term debt                                         --       $  58,061
                                                              =========       =========

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                 ---------------------       ---------------------
                                                   1999         1998           1999         1998
                                                 -------      --------       -------      --------
                                                       (In Thousands, except per share data)
Numerator:
  Income (loss) before extraordinary items       $ 6,252      $(13,715)      $13,051      $ (3,396)
  Effect of dilutive securities:
    Minority interest-preferred
      redeemable securities                           --            --            --            --
                                                 -------      --------       -------      --------
  Numerator for diluted earnings per share       $ 6,252      $(13,715)      $13,051      $ (3,396)
                                                 =======      ========       =======      ========
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                       27,282        19,318        27,041        20,261
                                                 -------      --------       -------      --------
  Effect of dilutive securities:
    Employee stock options                            --            --            --            --
    Convertible preferred securities                  --            --            --            --
                                                 -------      --------       -------      --------
Dilutive potential common shares                      --            --            --            --
                                                 -------      --------       -------      --------
  Denominator for diluted earnings per
    share-adjusted weighted average shares
    and assumed conversions                       27,282        19,318        27,041        20,261
                                                 =======      ========       =======      ========

Basic earnings (loss) per share:                 $  0.23      $  (0.71)      $  0.48      $  (0.17)

Diluted earnings (loss) per share:               $  0.23      $  (0.71)      $  0.48      $  (0.17)

The computation of diluted earnings per share, for all periods shown did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trusts Securities and employee stock options because their inclusion would have been antidilutive.

3.       COMMITMENTS AND CONTINGENCIES

On June 1, 1999, a contractor engaged to perform work on six properties in New York, Illinois and Texas filed a summons with notice against us in the Supreme Court of the State of New York. The summons claims, among other things, breach of contract and quantum meruit and seeks damages in the aggregate amount of $45 million. The contractor has filed a formal complaint and increased its alleged damages to $80 million, $60 million of which is punitive damages. We have filed an answer and counterclaim and will vigorously defend our position. We believe we have valid defenses and counterclaims and that any possible outcome will not have a material adverse effect on our financial position or results of operations.

4.       SUPPLEMENTAL GUARANTOR INFORMATION

In July 1999, the Company sold $200 million of 12 1/4% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior, Secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan along with the proceeds from the sale of the Notes was used to repay, prior to maturity, approximately $413 million of existing debt. As a result of the prepayment the Company recognized an extraordinary loss of approximately $6.3 million, net of income tax benefit.

In connection with the Company's sale of the Notes, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations to pay principal and interest with respect to the Notes. Each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in the note as the "Non-Guarantor Subsidiaries".

The following supplemental condensed consolidating financial statements present balance sheets as of September 30, 1999 (Unaudited) and December 31, 1998 and statements of income for the three and nine months ended September 30, 1999 (Unaudited) and 1998 (Unaudited) and of cash flows for the nine months ended September 30, 1999 (Unaudited) and 1998 (Unaudited). In the condensed consolidating financial statements, Lodgian, Inc. or (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method.

                                  Lodgian, Inc.
                      Condensed Consolidating Balance Sheet
                               September 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                       Subsidiary    Non-guarantor                     Total
                                                             Parent    Guarantors    Subsidiaries    Eliminations   Consolidated
                                                            --------   -----------   -------------   ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                                 $  1,941   $     3,739    $    17,702    $        --    $    23,382
  Restricted cash                                                 --            --          6,557             --          6,557
  Accounts receivable, net of allowances                          --        16,077         24,081             --         40,158
  Other current assets                                         2,512         6,326         39,036             --         47,874
                                                            --------   -----------    -----------    -----------    -----------
Total current assets                                           4,453        26,142         87,376             --        117,971

Property and equipment, net                                       --       512,026        817,426             --      1,329,452
Deposits for capital expenditures                                 --         6,081         (3,432)            --          2,649
Investment in consolidated entities                          141,654            --             --       (141,654)            --
Due from (to) affiliates                                     128,465      (514,255)       385,790             --             --
Other assets, net                                             20,970        13,776         29,658             --         64,404
                                                            --------   -----------    -----------    -----------    -----------
                                                            $295,542   $    43,770    $ 1,316,818    $  (141,654)   $ 1,514,476
                                                            ========   ===========    ===========    ===========    ===========
Liabilities and stockholder's equity
  Current liabilities:
   Accounts Payable, trade                                  $     52   $     7,220    $    23,640    $        --    $    30,912
   Accrued liabilities                                            --        26,849         28,922             --         55,771
   Current portion long-term obligations                          --           219          4,064             --          4,283
                                                            --------   -----------    -----------    -----------    -----------
Total current liabilities                                         52        34,288         56,626             --         90,966


Long-term obligations, less current                              772           149        883,135             --        884,056


Deferred income taxes                                          1,923        19,978         46,045             --         67,946

Minority interests:
  Preferred redeemable securities                                 --            --        175,000             --        175,000
  Other                                                           --            --          5,342             --          5,342

Stockholder's equity:
  Common stock                                                   278            33            672           (705)           278
  Additional paid-in capital                                 262,696        20,020            538        (20,558)       262,696
  Retained earnings                                           29,821       (29,069)       141,287       (112,218)        29,821
  Members equity                                                  --            --          8,173         (8,173)            --
  Accumulated other comprehensive loss                            --        (1,629)            --             --         (1,629)
                                                            --------   -----------    -----------    -----------    -----------
Total stockholder's equity                                   292,795       (10,645)       150,670       (141,654)       291,166
                                                            --------   -----------    -----------    -----------    -----------
Total liabilities and stockholder's equity                  $295,542   $    43,770    $ 1,316,818    $  (141,654)   $ 1,514,476
                                                            ========   ===========    ===========    ===========    ===========

                                  Lodgian, Inc.
                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                 (In Thousands)

                                                                       Subsidiary Non-guarantor                    Total
                                                             Parent    Guarantors Subsidiaries   Eliminations   Consolidated
                                                            --------   ---------- -------------  ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                                 $  1,648   $   6,091    $  11,446    $        --    $    19,185
  Restricted cash                                                 --          --        6,302             --          6,302
  Accounts receivable, net of allowances                          --      10,508       14,990             --         25,498
  Other current assets                                         3,023       5,322       19,611             --         27,956
                                                            --------   ---------    ---------    -----------    -----------
Total current assets                                           4,671      21,921       52,349         78,941

Property and equipment, net                                       --     527,946      789,524             --      1,317,470
Deposits for capital expenditures                                 --       9,881       20,505             --         30,386
Investment in consolidated entities                           74,056          --           --        (74,056)            --
Due from (to) affiliates                                     178,948    (282,970)     104,022             --             --
Other assets, net                                             38,095      29,957        3,072             --         71,124
                                                            --------   ---------    ---------    -----------    -----------
                                                            $295,770   $ 306,735    $ 969,472    $   (74,056)   $ 1,497,921
                                                            ========   =========    =========    ===========    ===========
Liabilities and stockholder's equity
  Current liabilities:
   Accounts Payable, trade                                  $    132   $  13,611    $  43,510    $        --    $    57,253
   Accrued liabilities                                            --      17,645       32,988             --         50,633
   Current portion long-term obligations                          --         770       35,364             --         36,134
                                                            --------   ---------    ---------    -----------    -----------
Total current liabilities                                        132      32,026      111,862             --        144,020


Long-term obligations, less current                            7,722     269,232      539,690             --        816,644

Deferred income taxes                                          2,556      19,978       40,935             --         63,469

Minority interests:
  Preferred redeemable securities                                 --          --      175,000             --        175,000
  Other                                                           --          --       15,021             --         15,021

Stockholder's equity:
  Common stock                                                   278          33          493           (526)           278
  Additional paid-in capital                                 261,976      19,981       (9,576)       (10,405)       261,976
  Retained earnings                                           23,106     (32,922)      87,874        (54,952)        23,106
  Members equity                                                  --       8,173       (8,173)            --

  Accumulated other comprehensive loss                            --      (1,593)          --             --         (1,593)

                                                            --------   ---------    ---------    -----------    -----------
Total stockholder's equity                                   285,360     (14,501)      86,964        (74,056)       283,767
                                                            --------   ---------    ---------    -----------    -----------
                                                            $295,770   $ 306,735    $ 969,472    $   (74,056)   $ 1,497,921
                                                            ========   =========    =========    ===========    ===========

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                      Three Months Ended September 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                          Subsidiary    Non-guarantor                     Total
                                                              Parent      Guarantors    Subsidiaries   Eliminations    Consolidated
                                                              -------     ----------    -------------  -------------   ------------
Revenues
Rooms                                                         $    --      $ 52,348       $ 64,201       $     --       $ 116,549
Food and beverage                                                  --        13,482         18,410             --          31,892
Other                                                              --         3,090          4,489             --           7,579
                                                              -------      --------       --------       --------       ---------
Total revenues                                                     --        68,920         87,100             --         156,020
                                                              -------      --------       --------       --------       ---------

Operating expenses:
Direct:
  Rooms                                                            --        14,652         18,561             --          33,213
  Food and beverage                                                --         9,914         13,896             --          23,810
  Other                                                            --         2,120          2,432             --           4,552
General and administrative                                         --            --          6,614             --           6,614
Depreciation and amortization                                      --         5,859          7,243             --          13,102
Other hotel operating expenses                                     --        22,594         19,656             --          42,250
                                                              -------      --------       --------       --------       ---------
Total operating expenses                                           --        55,139         68,402             --         123,541
                                                              -------      --------       --------       --------       ---------

Income from operations                                             --        13,781         18,698             --          32,479

Other income (expenses):
  Other income                                                     --            --          1,595             --           1,595
  Interest expense                                                 --          (589)       (19,728)            --         (20,317)
  Equity in earnings (loss) of consolidated subsidiaries       10,419            --                       (10,419)             --
Minority interests-preferred redeemable securities                 --            --         (3,338)            --          (3,338)
                                                              -------      --------       --------       --------       ---------
Income (loss) before income taxes                              10,419        13,192         (2,773)       (10,419)         10,419

Provision (benefit) for income taxes                            4,167         5,277         (1,110)        (4,167)          4,167
                                                              -------      --------       --------       --------       ---------

Income (loss) before extraordinary item                         6,252         7,915         (1,663)        (6,252)          6,252

Extraordinary item, net of taxes                                   --        (7,307)           971             --          (6,336)
                                                              -------      --------       --------       --------       ---------
Net income (loss)                                             $ 6,252      $    608         ($ 692)      ($ 6,252)      ($     84)
                                                              =======      ========       ========       ========       =========

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                      Three Months Ended September 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                           Subsidiary    Non-guarantor                   Total
                                                              Parent       Guarantors    Subsidiaries   Eliminations  Consolidated
                                                             --------      ----------    -------------  ------------  ------------
Revenues
Rooms                                                        $     --       $ 29,579       $ 42,933       $    --      $  72,512
Food and beverage                                                  --          9,074         15,059            --         24,133
Other                                                              --          1,952          2,763            --          4,715
                                                             --------       --------       --------       -------      ---------
Total revenues                                                     --         40,605         60,755            --        101,360
                                                             --------       --------       --------       -------      ---------

Operating expenses:
Direct:
  Rooms                                                            --          8,480         11,463            --         19,943
  Food and beverage                                                --          7,337         11,778            --         19,115
  Other                                                            --          1,213          1,398            --          2,611
General and administrative                                         --             --          2,408            --          2,408
Depreciation and amortization                                      --          2,935          4,834            --          7,769
Other hotel operating expenses                                     --         14,325         17,815            --         32,140
                                                             --------       --------       --------       -------      ---------
Total operating expenses                                           --         34,290         49,696            --         83,986
                                                             --------       --------       --------       -------      ---------

Income from operations                                             --          6,315         11,059            --         17,374

Other income (expenses):
  Other income                                                     --             --             32            --             32
  Loss on swap transactions                                        --             --        (31,492)           --        (31,492)
  Interest expense                                                 --         (1,849)        (3,912)           --         (5,761)
  Equity in earnings (loss) of consolidated subsidiaries      (22,859)            --         22,859
Minority interests - preferred redeemable securities               --             --         (3,012)           --         (3,012)
                                                             --------       --------       --------       -------      ---------
Income (loss) before income taxes                             (22,859)         4,466        (27,325)       22,859        (22,859)

Provision (benefit) for income taxes                           (9,144)         1,786        (10,930)        9,144         (9,144)

Income (loss) before extraordinary item                       (13,715)         2,680        (16,395)       13,715        (13,715)

Extraordinary item, net of taxes                                   --             --            (47)           --            (47)
                                                             --------       --------       --------       -------      ---------
Net income (loss)                                            $(13,715)      $  2,680       $(16,442)      $13,715      $ (13,762)
                                                             ========       ========       ========       =======      =========

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                      Nine Months Ended September 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                     Subsidiary     Non-guarantor                     Total
                                                         Parent      Guarantors     Subsidiaries   Eliminations    Consolidated
                                                        -------      ----------     -------------  ------------    ------------
Revenues
Rooms                                                   $    --      $ 148,851       $ 179,361       $     --       $ 328,212
Food and beverage                                            --         43,095          57,923             --         101,018
Other                                                        --          9,439          13,018             --          22,457
                                                        -------      ---------       ---------       --------       ---------
Total revenues                                               --        201,385         250,302             --         451,687
                                                        -------      ---------       ---------       --------       ---------

Operating expenses:
Direct:
  Rooms                                                      --         40,621          49,714             --          90,335
  Food and beverage                                          --         31,254          43,097             --          74,351
  Other                                                      --          5,978           6,790             --          12,768
General and administrative                                   --             --          17,981             --          17,981
Depreciation and amortization                                --         18,648          21,954             --          40,602
Other hotel operating expenses                               --         65,044          62,349             --         127,393
                                                        -------      ---------       ---------       --------       ---------
Total operating expenses                                     --        161,545         201,885             --         363,430
                                                        -------      ---------       ---------       --------       ---------

Income from operations                                       --         39,840          48,417             --          88,257

Other income (expenses):
  Other income                                               --             --           1,102             --           1,102
  Interest expense                                           --        (21,343)        (36,113)            --         (57,456)
  Equity in earnings of consolidated subsidiaries        21,751             --              --        (21,751)             --
Minority interests-preferred redeemable securities           --             --         (10,152)            --         (10,152)
                                                        -------      ---------       ---------       --------       ---------
Income before income taxes and extraordinary item        21,751         18,497           3,254        (21,751)         21,751

Provision for income taxes                                8,700          7,399           1,301         (8,700)          8,700
                                                        -------      ---------       ---------       --------       ---------

Income before extraordinary items                        13,051         11,098           1,953        (13,051)         13,051

Extraordinary item, net of taxes                             --         (7,307)            971             --          (6,336)
                                                        -------      ---------       ---------       --------       ---------

Net income                                              $13,051      $   3,791       $   2,924       $(13,051)      $   6,715
                                                        =======      =========       =========       ========       =========

                                  Lodgian, Inc.
                      Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                           Subsidiary    Non-guarantor       Total
                                                               Parent      Guarantors    Subsidiaries     Consolidated
                                                               ------      ----------    -------------    ------------
Net cash flows from operating activities                       $   --      $  34,925       $ (33,808)      $   1,117


Investing activities:
  Capital improvements, net                                        --         (2,728)        (60,931)        (63,659)
  Acquisitions of property and equipment                           --             --          (1,929)         (1,929)
  Purchase of minority interests                                   --             --         (10,200)        (10,200)
  Net withdrawals from deposits for capital expenditures           --          3,800          23,937          27,737
  Net proceeds from sale of assets                                 --             --          20,468          20,468
  Other                                                            --             --             371             371
                                                               ------      ---------       ---------       ---------
Net cash flows from investing activities:                          --          1,072         (28,284)        (27,212)


Financing activities:
  Proceeds from issuance of long-term obligations                  --             --         477,860         477,860
  Principal payments of long-term obligations                      --       (269,634)       (172,665)       (442,299)
  Payment of deferred loan costs                                   --             --          (4,699)         (4,699)
  (Distributions to) contributions from minority interest          --             --            (690)           (690)
  Net proceeds from issuance of common stock                      120             --              --             120
  Proceeds from related parties, net                              173        231,285        (231,458)             --
                                                               ------      ---------       ---------       ---------
Net cash flows provided by financing activities                   293        (38,349)         68,348          30,292
                                                               ------      ---------       ---------       ---------

Change in cash and cash equivalents                               293         (2,352)          6,256           4,197

Cash and cash equivalents at beginning of period                1,648          6,091          11,446          19,185
                                                               ------      ---------       ---------       ---------

Cash and cash equivalents at end of period                     $1,941      $   3,739       $  17,702       $  23,382
                                                               ======      =========       =========       =========

                                  Lodgian, Inc.
                        Consolidating Statement of Income
                      Nine Months Ended September 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                            Subsidiary    Non-guarantor                   Total
                                                               Parent       Guarantors    Subsidiaries   Eliminations  Consolidated
                                                              -------       ----------    -------------  ------------  ------------
Revenues
Rooms                                                         $    --       $  83,776       $ 113,497       $   --      $ 197,273
Food and beverage                                                  --          29,585          45,088           --         74,673
Other                                                              --           6,594           8,089           --         14,683
                                                              -------       ---------       ---------       ------      ---------
Total revenues                                                     --         119,955         166,674           --        286,629
                                                              -------       ---------       ---------       ------      ---------

Operating expenses:
Direct:
  Rooms                                                            --          23,659          30,356           --         54,015
  Food and beverage                                                --          22,930          34,645           --         57,575
  Other                                                            --           3,816           4,113           --          7,929
General and administrative                                         --              --           7,237           --          7,237
Depreciation and amortization                                      --           8,811          13,717           --         22,528
Other hotel operating expenses                                     --          42,007          43,767           --         85,774
                                                              -------       ---------       ---------       ------      ---------
Total operating expenses                                           --         101,223         133,835           --        235,058
                                                              -------       ---------       ---------       ------      ---------

Income from operations                                             --          18,732          32,839           --         51,571

Other income (expenses):
  Other income                                                     --              --            (523)          --           (523)
  Loss on swap transactions                                        --              --         (31,492)          --        (31,492)
  Interest expense                                                 --          (9,456)        (12,437)          --        (21,893)
  Equity in earnings (loss) of consolidated subsidiaries       (5,660)             --              --        5,660             --
Minority interests - preferred redeemable securities               --              --          (3,323)          --         (3,323)
                                                              -------       ---------       ---------       ------      ---------
Income (loss) before income taxes and extraordinary item       (5,660)          9,276         (14,936)       5,660         (5,660)

Provision (benefit) for income taxes                           (2,264)          3,710          (5,974)       2,264         (2,264)
                                                              -------       ---------       ---------       ------      ---------

Income (loss) before extraordinary item                        (3,396)          5,566          (8,962)       3,396         (3,396)

Extraordinary item, net of taxes                                   --              --          (1,142)          --         (1,142)
                                                              -------       ---------       ---------       ------      ---------

Net income (loss)                                             $(3,396)      $   5,566       $ (10,104)      $3,396      $  (4,538)
                                                              =======       =========       =========       ======      =========

                                  Lodgian, Inc.
                      Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                            Subsidiary    Non-guarantor       Total
                                                               Parent       Guarantors    Subsidiaries     Consolidated
                                                              --------      ----------    -------------    ------------
Net cash flows from operating activities                      $     --       $ 20,322       $  31,829       $  52,151

Investing activities:
  Capital improvements, net                                         --        (37,661)        (16,262)        (53,923)
  Acquisitions of property and equipment                            --        (40,325)        (18,070)        (58,395)
  Net withdrawals from deposits for capital expenditures            --         13,693           3,799          17,492
  Net proceeds from sale of assets                                  --             --           2,373           2,373
  Other                                                             --             --             731             731
                                                              --------       --------       ---------       ---------
Net cash flows from investing activities:                           --        (64,293)        (27,429)        (91,722)


Financing activities:
  Proceeds from issuance of long-term obligations                   --             --         258,404         258,404
  Principal payments of long-term obligations                       --        (30,286)       (136,968)       (167,254)
  Payment of deferred loan costs                                    --             --          (7,554)         (7,554)
  Contributions from minority interest                              --             --              82              82
  Repurchase of common stock                                   (34,072)            --              --         (34,072)
  Net proceeds from issuance of common stock                       979             --              --             979
  Proceeds from related parties, net                            37,929         73,528        (111,457)             --
                                                              --------       --------       ---------       ---------
Net cash flows provided by financing activities                  4,836         43,242           2,507          50,585
                                                              --------       --------       ---------       ---------

Change in cash and cash equivalents                              4,836           (729)          6,907          11,014

Cash and cash equivalents at beginning of period                 8,283          1,735           5,225          15,243
                                                              --------       --------       ---------       ---------

Cash and cash equivalents at end of period                    $ 13,119       $  1,006       $  12,132       $  26,257
                                                              ========       ========       =========       =========

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

Our business strategy includes the acquisition of under-performing hotels and the implementation of our operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. During a period of repositioning, the revenues and earnings of hotels being repositioned may be adversely affected and may have a negative impact on our consolidated RevPAR, ADR and occupancy rate performance, as well as EBITDA margins. In addition, our strategy includes developing new full service hotels. Newly developed properties typically require 24 months following completion to stabilize. To track the execution of our repositioning and development growth strategy and its impact on the Company's results of operations, we classify our hotels as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels," as described below:

     STABILIZED HOTELS are (1) properties which have experienced little or no disruption to their operations over the past 24 to 36 months as the result of redevelopment or repositioning efforts, or (2) newly-constructed hotels which have been in service for 24 months or more.

     STABILIZING HOTELS are (1) properties that have undergone renovation or repositioning within the last 36 months, which work is now completed, or
     (2) newly constructed hotels placed into service within the past 24 months. Management believes that these properties should experience higher rates of growth in RevPAR and improvements in operating margin than the Stabilized Hotels. On average, our hotels which have undergone renovation have generally reached stabilization within approximately 12 to 18 months after their completion date, and our newly constructed hotels have reached stabilization in approximately 24 months after their completion date.

     BEING REPOSITIONED HOTELS are hotels experiencing disruption to their operations due to renovation and repositioning. During this period (generally 12 to 18 months) hotels will usually experience lower operating results, such as RevPAR, and operating margins. We expect significant improvements in the operating performance of those hotels that have undergone repositioning once the renovation is completed. After the repositioning work is completed, these properties will be reclassified as Stabilizing Hotels.

Management classifies each hotel into one of the three categories at the beginning of each fiscal year. We determine the category most appropriate for each hotel based on our evaluation of objective and subjective factors, including the time of completion of renovation and whether the full benefit of renovations have been realized.

REVENUES

Revenues are composed of room, food and beverage and other revenues. Room revenues are derived from guestroom rentals, while food and beverage revenues primarily include sales from our hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by us for services rendered in conjunction with properties managed for third parties.

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

HISTORICAL RESULTS OF OPERATIONS

The significant number of acquisitions and extensive renovation activity has had a material impact on our operating results. In June 1998, the Company acquired AMI Operating Partners, L.P. ("AMI"), an entity that owned and operated 14 hotels, four of which have been subsequently sold. In December 1998, the Company merged (the "Merger") with Impac Hotel Group, LLC ("Impac"), an entity that owned or managed 53 hotels, one of which remains under construction. Because these transactions were accounted for using the purchase method of accounting, the results of AMI and Impac are included in our consolidated results of operations from the time they were acquired. This makes comparisons of our historical operating results with prior periods less meaningful.


THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER 1999") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THIRD QUARTER 1998")

REVENUES

Revenues for the Company were $156.0 million for the Third Quarter 1999, a 53.8% increase over revenues of $101.4 million for the Third Quarter 1998. Of this $54.6 million increase, $50.2 million was attributable to the Merger.

The following table summarizes certain operating data for the Company's hotels for the Three Months ended September 30, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.

                                       HOTELS (1)               ADR                    OCCUPANCY                 REVPAR
                                     --------------     --------------------       ----------------       -------------------
                                     1999      1998      1999          1998        1999        1998        1999         1998
                                     ----      ----     -------       ------       ----        ----       ------      -------
         Stabilized............       77        50      $ 73.13       $72.16       71.0%       70.1%      $51.92      $ 50.60
         Stabilizing...........       34        12      $ 75.22       $66.57       67.7%       62.9%      $50.94      $ 41.90
         Being Repositioned....       21        22      $ 80.12       $76.63       66.5%       62.4%      $53.32      $ 47.81
                                     ---        --      -------       ------       ----        ----       ------      -------
         Total.................      132        84      $ 74.89       $72.45       69.3%       67.0%      $51.93      $ 48.52
                                     ===        ==      =======       ======       ====        ====       ======      =======

         ------------
         (1) Excludes one hotel managed for a third party and one owned non-consolidated hotel. Includes two hotels sold during the 1999 quarter. All 1998 figures in the table exclude the Merger.

OPERATING EXPENSES

Direct operating expenses for the Company were $61.6 million (39.5% of direct revenues) for the Third Quarter 1999 and $41.7 million (41.1% of direct revenue) for the Third Quarter of 1998. Of the $19.9 million increase, $18.1 million was attributable to the Merger.

General and administrative expenses were $6.6 million in Third Quarter 1999 and $2.4 million in Third Quarter 1998. Of the $4.2 million increase, approximately $.7 million represents expenses associated with the expansion of the corporate sales and marketing staff and the regional offices. The balance was attributable to the Merger.

Depreciation and amortization expense was $13.1 million in Third Quarter 1999 and $7.8 million in Third Quarter 1998. The $5.3 million increase was attributable to the Merger, the opening of one new hotel and the completion of renovation projects.

Other hotel operating expenses were $42.2 million in Third Quarter 1999 and $32.1 million in Third Quarter 1998. Of the $10.1 million increase, $14.0 million was attributable to the Merger.

As a result of the above, income from operations was $32.5 million in Third Quarter 1999 as compared to $17.4 million in the Third Quarter 1998.

Interest expense was $20.3 million in Third Quarter 1999 and $5.8 million in Third Quarter 1998. This increase was primarily a result of an increase in the level of debt associated with the Merger.

Minority interest expense related to the Company's Convertible Redeemable Equity Structure Trust Securities ("CRESTS") was $3.3 million in Third Quarter 1999 and $3.0 million in Third Quarter 1998. This increase was primarily a result of a slightly higher interest rate in the Third Quarter 1999.

During the Third Quarter 1998, the Company recognized a $31.5 million loss as a result of two swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing of the Merger.

Other income (expense) in the Third Quarter 1999 includes a $1.2 million gain from the sale of assets.

NET INCOME

After a provision (benefit) for income taxes of $4.2 million in Third Quarter 1999 and ($9.1) million in Third Quarter 1998, the Company had income (loss) before extraordinary item of $6.3 million ($.23 per share) in Third Quarter 1999 compared with ($13.7) million ($.71 loss per share) in Third Quarter 1998.

In Third Quarter 1999 the Company had an extraordinary item, net of income tax benefit of $4.2 million, of $6.3 million ($.23 loss per share) from the loss on early extinguishment of debt.

Net loss for Third Quarter 1999 amounted to $84,000 ($.00 per share) compared with $13.8 million ($.71 loss per share) in Third Quarter 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD")

REVENUES

Revenues for the Company were $451.7 million for the 1999 Period, a 57.6% increase over revenues of $286.6 million for the 1998 Period. Of this $165.1 million increase, $154.3 million was attributable to the acquisition of AMI and the Merger.

The following table summarizes certain operating data for the Company's hotels for the Nine Months ended September 30, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.

                                       HOTELS (1)               ADR                    OCCUPANCY                 REVPAR
                                     --------------     --------------------       ----------------       -------------------
                                     1999      1998      1999          1998        1999        1998        1999         1998
                                     ----      ----     -------       ------       ----        ----       ------      -------
         Stabilized............       77        50      $ 74.07       $73.69       68.2%       67.7%      $50.50      $ 49.92
         Stabilizing...........       34        12      $ 75.44       $69.73       63.4%       58.3%      $47.83      $ 40.64
         Being Repositioned....       21        22      $ 79.13       $75.60       56.5%       58.3%      $44.68      $ 44.04
                                     ---        --      -------       ------       ----        ----       ------      -------
         Total.................      132        84      $ 75.23       $73.09       64.8%       64.1%      $48.75      $ 46.86
                                     ===        ==      =======       ======       ====        ====       ======      =======

         ------------
         (1) Excludes one hotel managed for a third party and one owned non-consolidated hotel. All 1998 figures in the table exclude AMI (prior to the acquisition date) and the Merger.

OPERATING EXPENSES

Direct operating expenses for the Company were $177.5 million (39.3% of direct revenues) for the 1999 Period and $119.5 million (41.7% of direct revenue) for the 1998 Period. Of the $58.0 million increase, $57.1 million was attributable to the acquisition of AMI and the Merger.

General and administrative expenses were $18.0 million in the 1999 Period and $7.2 million in the 1998 Period. Of the $10.8 million increase, approximately $1.5 million represents expenses associated with the expansion of the corporate sales and marketing staff and the regional offices. Additionally, $.5 million represents non-recurring expenses, principally severance. The balance was attributable to the acquisition of AMI and the Merger.

Depreciation and amortization expense was $40.6 million in the 1999 Period and $22.5 million in the 1998 Period. The $18.1 million increase was attributable to the acquisition of AMI, the Merger, the opening of one new hotel and the completion of renovation projects.

Other hotel operating expenses were $127.4 million in the 1999 Period and $85.8 million in the 1998 Period. Of the $41.6 million increase, $45.5 million was attributable to the acquisition of AMI and the Merger. In addition, $1.0 million was attributable to the Company's share of loss from an unconsolidated partnership, essentially all of which was represented by depreciation.

As a result of the above, income from operations was $88.3 million in the 1999 Period as compared to $51.6 million in the 1998 Period.

Interest expense was $57.5 million in the 1999 Period and $21.9 million in the 1998 Period. This increase was primarily a result of an increase in the level of debt associated with the acquisition of AMI and the Merger.

Minority interest expense related to the Company's Convertible Redeemable Equity Structure Trust Securities ("CRESTS") was $10.2 million in the 1999 Period and $3.3 million in the 1998 Period. The Company's CRESTS were issued in June 1998.

During the 1998 Period the Company recognized a $31.5 million loss as a result of two swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing of the Merger.

Other income (expense) in the 1999 Period includes a $1.2 million gain from the sale of assets. The 1998 Period includes a $.4 million loss from the sale of assets.

NET INCOME

After a provision (benefit) for income taxes of $8.7 million in the 1999 Period and ($2.3) million in the 1998 Period, the Company had income (loss) before extraordinary item of $13.1 million ($0.48 per share) in the 1999 Period compared with ($3.4) million ($.17 loss per share) in the 1998 Period.

Net of an income tax benefit of $4.2 million in the 1999 Period and $0.7 million in the 1998 Period, the Company had an extraordinary item, loss on early extinguishment of debt, of $6.3 million ($.23 loss per share) in the 1999 Period and $1.1 million ($.06 loss per share) in the 1998 Period.

Net income (loss) for the 1999 Period amounted to $6.7 million ($.25 per share) compared with $(4.5) million ($.23 loss per share) in the 1998 Period.

INCOME TAXES

As of December 31, 1998 the Company had net operating loss carry forwards of approximately $50 million for federal income tax purposes, which expire in 2005 through 2018. Our ability to use the net operating loss carry forwards to offset future income is subject to certain limitations, and may be subject to additional limitations in the future. Consequently, a portion of the net operating loss carry forwards could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing. The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") for the 1999 period of $129.8 million, a 74.0% increase from the $74.6 million for the 1998 period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1999 period was $1.1 million as compared with $52.2 million for the 1998 period.

Cash flows used in investing activities were $27.2 million and $91.7 million in the nine months ended September 30, 1999 and 1998, respectively. The 1999 amount includes capital expenditures of $65.6 million and $10.2 million for the purchase of the minority partner's 49% interest in six hotel partnerships. The 1999 amount also includes net proceeds from the sale of assets of $20.5 million, including the disposition of the Company's investment in six European hotels, and proceeds from capital expenditure escrows of $27.7 million. The 1998 amount consists of capital expenditures of $112.3 million, including the acquisition of the AMI hotels, net of assumed debt, and proceeds from capital expenditure escrows of $17.5 million.

Cash flows provided by financing activities were $30.3 million and $50.6 million in the nine months ended September 30, 1999 and 1998, respectively. The 1999 amount consists primarily of the net proceeds from the issuance and repayment of long-term obligations. The 1998 amount includes the net proceeds from the issuance and repayment of long-term obligations of $83.6 million (including $168.5 million of net proceeds from the issuance of CRESTS) reduced by $34.1 million from the repurchase of common stock.

At September 30, 1999, the Company had working capital of $27.0 million as compared with a working capital deficit of $65.1 million at December 31, 1998.

At September 30, 1999 the Company's long-term obligations were $884.1 million, not including $175 million of CRESTS. The Company's long-term obligations were $816.6 million at December 31, 1998.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing of hotels, the Company has agreed to make certain capital improvements and, as of September 30, 1999, has approximately $2.6 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $37.9 million and anticipates spending approximately $8.0 million during the fourth quarter of 1999, with the balance to be spent thereafter. During the fourth quarter of 1999 and the first quarter of 2000, the Company expects to spend approximately $12.7 million to complete the construction of two new hotels. Substantially all of the funds necessary to complete construction of these hotels will be provided by current loan facilities.

In July, the Company sold $200 million of 12 1/4% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior Secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes, was used to repay existing debt, including debt incurred in connection with the Merger. The new financing contains various covenants and coverage ratios, with which the Company is in compliance at September 30, 1999.

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

Based on its current assessment, the Company determined that it would be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999.

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

The systems that the Company has identified as critical include, but may not be limited to, the following: Unix Operating System, Property Management Systems, Point of Sale Systems, Oracle General Ledger System and Credit Card Processing, as well as the Company's banking relationships and telecommunications vendors.

The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, other third party vendors and possible security issues.

The Company has conducted formal communications with its significant suppliers to determine the Company's vulnerability to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of the Company's suppliers will be timely converted and would not have an adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has estimated the total cost of the year 2000 project to be less than $2,000,000, a substantial portion of which is for equipment necessary to accommodate new property management and telecommunications software. All expenditures have been appropriately identified through the 1999 budget for hotel capital improvements. The Company has spent approximately $1,500,000 to date; the equipment component has been capitalized and the balance has been expensed. The projects yet to be completed consist of several property management systems and telephone switches. The Company anticipates completing the Year

2000 project not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 1, 1999, a contractor engaged to perform work on six properties in New York, Illinois and Texas filed a summons with notice against us in the Supreme Court of the State of New York. The summons claims, among other things, breach of contract and quantum meruit and seeks damages in the aggregate amount of $45 million. The contractor has filed a formal complaint and increased its alleged damages to $80 million, $60 million of which is punitive damages. We have filed an answer and counterclaim and will vigorously defend our position. We believe we have valid defenses and counterclaims and that any possible outcome will not have a material adverse effect on our financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K/A were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LODGIAN, INC.
                                      Registrant


DATE: November 15, 1999               /s/ Robert S. Cole
                                      -------------------------------------
                                      Robert S. Cole
                                      President and Chief Executive Officer



DATE: November 15, 1999               /s/ Kenneth R. Posner
                                      -------------------------------------
                                      Kenneth R. Posner
                                      Executive Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         EXHIBIT
-------        -------

4.1          Indenture, dated as of July 23, 1999, by and among Lodgian Financing Corp., Lodgian, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as trustee(1)

4.2          Registration Rights Agreement, dated as of July 20, 1999, by and among Lodgian Financing Corp.,
             Lodgian, Inc., the subsidiary guarantors named therein and Morgan Stanley & Co. Incorporated, Lehman
             Brothers Inc and Bear, Stearns & Co. Inc.(1)

10.1         Credit Agreement, dated as of July 23, 1999, among Lodgian Financing Corp, Lodgian, Inc., Impac Hotel
             Group, LLC, Servico, Inc., and the other affiliate guarantors party thereto and the initial lenders and initial issuing bank named therein and Morgan Stanley Senior Funding, Inc., as Administrative
             Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc., as Co-Lead Arranger, Joint-Book
             Manager and Syndication Agent, and Lehman Brothers Inc., as Co-Lead Arranger and Joint-Book Manager
             (1)

10.2         Security Agreement, dated July 23, 1999, from Lodgian Financing Corp., Servico, Inc., Impac Hotel
             Group, LLC, and the other grantors referred to therein to Morgan Stanley Senior Funding, Inc., as
             Collateral Agent (1)

23.1         Consent of Cadwalader, Wickersham & Taft (2)
23.2         Consent of Ernst & Young LLP (1)
23.3         Consent of Ernst & Young LLP (2)
23.4         Consent of Ernst & Young LLP (2)
23.5         Consent of PriceWaterhouse Coopers LLP (2)
23.6         Consent of Richards, Layton & Finger, P.A. (2)
24.1         Power of Attorney(1)
27           Financial Data Schedule (for SEC use only)

------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, filed on August 13, 1999 (Registration Number 333-85235)
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, filed on July 14, 1999 (Registration Number 333-82859)