Form 10-K
period 1999-12-31
LODGIAN INC
filed 2000-07-31
CIK 1066138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-14537

                                 LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                         52-2093696
          (State or other jurisdiction of                           (I.R.S. Employer
           incorporation or organization)                         Identification No.)
        3445 PEACHTREE ROAD N.E., SUITE 700                              30326
                  ATLANTA, GEORGIA                                     (Zip Code)
      (Address of principal executive offices)
                Registrant's telephone number, including area code: (404) 364-9400
                   Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
   Common Stock, $.01 par value per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of July 24, 2000, was $70,040,945 based on the closing price of $2.6875 per share of the Common Stock as reported by the New York Stock Exchange on such date.

    The registrant had 28,126,591 shares of Common Stock, par value $.01, outstanding as of July 24, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     Lodgian is one of the largest owners and operators of full-service hotels in the United States, with 134 hotels containing 25,493 rooms located in 35 states and Canada as of December 31, 1999. The Company's hotels include 127 wholly-owned hotels (including two under construction), five hotels in which the Company has a 50% or greater equity interest, one hotel in which the Company has a minority equity interest and one hotel managed for a third party. Lodgian's hotels are primarily full-service properties which offer food and beverage services, meeting space and banquet facilities and compete in the mid-price and upscale segments of the lodging industry. Lodgian believes that these segments have more consistent demand generators than other segments of the lodging industry and that they have recently experienced less development of new properties than other lodging segments, such as the limited service, economy and budget segments. Substantially all of the Company's hotels are affiliated with nationally recognized hospitality franchises. The Company owns and operates hotels under franchise agreements with Marriott International, Bass Hotels and Resorts, the franchisor for the Holiday Inn and Crowne Plaza brands, and the franchisors of the Doubletree, Hilton, Radisson and Sheraton brands, among others. The Company is one of the largest Holiday Inn franchisees and one of the largest Marriott franchisees nationally.

     Lodgian's success in managing, developing, renovating and repositioning its hotels has resulted in strong relationships with franchisors. The Company prides itself on the recognition and awards it has received from its franchisors. These awards include, among others:

     - Eight Modernization Awards during the last five consecutive years from Bass Hotels and Resorts;

     - Torchbearer Award and Quality Excellence Awards for several hotels from Bass Hotels and Resorts;

     - Chairman's Award for quality for the Courtyard by Marriott, Bentonville in 1998 and 1999, from Marriott International;

     - President's Award for quality for seven hotels in three years from Marriott International;

     - Best New Hotel Opening in 1997 for the Courtyard by Marriott, Tulsa, and in 1998 for the Denver Airport Marriott in each case from Marriott International;

     - Best New Product in 1999 for the Marriott City Center, Portland, from Marriott International;

     - Hotel of the Year for the Club Hotel by Doubletree in Philadelphia from Promus Hotels; and

     - "Best New Franchisee" in 1995 from Marriott International.

     Lodgian was formed by Servico's merger with Impac in December 1998. Servico was incorporated in 1956 under the laws of the State of Delaware. From 1956 through 1990, the predecessor engaged in the ownership and operation of hotels under a series of different ownerships. In September 1990, Servico filed for protection under Chapter 11 of the United States Bankruptcy Code. The predecessor emerged from reorganization proceedings in August 1992 as Servico, Inc., a Florida corporation.

FRANCHISE AFFILIATIONS

     Management believes that Lodgian's strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums. With 76% of the Company's portfolio composed of Holiday Inn and

Marriott hotels, the Company believes that it is well-positioned to take advantage of superior brand equity, quality standards and reservation contribution. As a result of recent renovations and improvements, as well as improvements made by other franchisees under the "Holiday Inn Worldwide Core Modernization" program, management believes that the Holiday Inn image will be greatly enhanced. In addition, management believes that Marriott continues to be a very strong name among travelers and in the industry, providing consistently high quality products and service. The Company's hotels also benefit from both franchisors' toll free reservation numbers, which contribute approximately 30% of the Company's total reservations for these brands.

     At December 31, 1999, substantially all of the Company's owned hotels were affiliated with national franchisors, as set forth in the following table:

                                                                         TOTAL
                                                              ----------------------------
                                                              NO. OF HOTELS   NO. OF ROOMS
                                                              -------------   ------------
Bass Hotels and Resorts(1)..................................        82           16,701
Marriott International(2)...................................        19            2,504
Starwood(3).................................................         7            1,917
Hilton(4)...................................................         9            1,516
Choice Hotel(5).............................................         5              802
Best Western................................................         3              498
Radisson....................................................         3              805
Cendant(6)..................................................         2              129
Other.......................................................         3              531
                                                                   ---           ------
          Total owned.......................................       133           25,403
                                                                   ===           ======

---------------

(1) Holiday Inn, Holiday Inn Select and Crowne Plaza brands.
(2) Marriott, Courtyard by Marriott, Residence Inn and Fairfield Inn brands.
(3) Westin, Four Points and Sheraton brands.
(4) Hilton and Doubletree brands.
(5) Comfort Inn and Suites and Clarion brands.
(6) Super 8 brand.

     Franchisors provide a number of services to hotel operators which can positively contribute to the improved financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that noted franchisors with larger numbers of hotels enjoy greater brand awareness among potential hotel guests than those with fewer numbers of hotels. Hotels typically operate with high fixed costs, and increases in revenues generated by affiliation with a national franchisor can, at times, contribute positively to a hotel's financial performance.

     The Company's license agreements with the national hotel franchisors typically authorize the operation of a hotel under the licensed name, at a specific location or within a specific area, and require that the hotel be operated in accordance with standards specified by the licensor. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor's nationwide reservation system and certain ancillary charges. Royalty fees under various license agreements generally range from 3% to 6.5% of gross room revenues, while advertising/marketing fees provided for in the agreements generally range from 1% to 4.5% of gross room revenues and reservation system fees generally range from 1% to 2% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees and reservation system fees range from 6% to 9% of gross revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The license agreements generally have an original ten-year term, although certain license agreements provide for original 15 and 20-year terms. The majority of the Company's license agreements have five to ten years remaining on the term. The licensor may require the Company to upgrade facilities at any time to comply with the licensor's then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility or the licensor may elect not to renew the license. It is the Company's policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

DEVELOPMENT VENTURE; MANAGEMENT AGREEMENTS

     In addition to operating the 127 hotels which the Company wholly owned at December 31, 1999, Lodgian operated five hotels owned in partnerships in which the Company has a 50% or greater equity interest and one hotel owned in partnership in which the Company has a minority equity interest. In each case in which a hotel is owned in partnership, to varying extents the Company shares decision making authority with its joint venture partners and may not have sole discretion with respect to a hotel's disposition.

     In addition to the hotels the Company owned or in which it had an ownership interest as of December 31, 1999, the Company managed one hotel for a third party: the Courtyard by Marriott in Tifton, Georgia. The Company's Chief Executive Officer and President has been a 10% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. This hotel is managed in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3% of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. All operating and other expenses of the hotel are paid by the owner. The existing management agreement expires in 2002 and contains a six year renewal option exercisable by the manager. The Westin William Penn Hotel located in Pittsburgh, Pennsylvania, is managed by Starwood Hotels & Resorts, an unaffiliated third party. The terms of this management agreement, which expires in December 31, 2010, provides for the manager to receive the greater of a base fee of 3% of gross revenues or an incentive fee based on profits available for debt service. The agreement also provides that the Company is responsible to make funds available for capital improvements.

COMPETITION AND SEASONALITY

     The hotel business is highly competitive. The Company competes with other facilities on various bases, including room prices, quality, service, location and amenities customarily offered to the traveling public. The demand for accommodations and the resulting cash flow vary seasonally. The off-season tends to be the winter months for properties located in colder weather climates and the summer months for properties located in warmer weather climates. Levels of demand are dependent upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The hotels depend upon both commercial and tourist travelers for revenues. Generally, the hotels operate in areas that contain numerous other competitive lodging facilities, including hotels associated with franchisors which may have more extensive reservation systems.

     Lodgian also competes with other hotel owners and operators with respect to: (1) licensing upscale and mid-priced franchises in targeted markets, (2) acquiring hotel properties to renovate and reposition; and (3) acquiring development sites for new hotel properties. The Company's competition is highly fragmented and is composed of relatively small, private owners and operators of hotel properties, public companies and private equity funds.

EMPLOYEES

     At December 31, 1999, the Company had approximately 8,000 full-time and 3,000 part-time associates. The Company had 165 full time associates engaged in administrative and executive activities. The balance of associates manage, operate and maintain the Company's properties. At December 31, 1999, approximately 1,400 of the Company's full and part-time associates located at 11 hotels were covered by collective bargaining agreements which expire between December 2001 and September 2003. The Company considers relations with its associates to be good.

INSURANCE

     Lodgian maintains insurance covering liabilities for personal injuries and property damage. The Company also maintains, among other types of insurance coverage, real and personal property insurance, directors' and officers' liability insurance, liquor liability insurance, workers' compensation insurance, travel accident insurance for certain employees, fiduciary liability insurance and business automobile insurance. Management believes it maintains sufficient insurance coverage for the operation of its business.

REGULATION

     The Company's hotels are subject to certain federal, state and local regulations which require the Company to obtain and maintain various licenses and permits. All such licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Certain of these licenses and permits are material to the Company's business and the loss of such licenses could have a material adverse effect on the Company's financial condition and results of operations. The Company is not aware of any reason why it should not be in a position to maintain its licenses.

     Lodgian is subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. The Company believes it complies with such laws and regulations in all material respects. Lodgian is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to the person who, while intoxicated, caused the injury. Management believes that the Company's insurance coverage with respect to any such liquor liability is adequate.

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

ITEM 2.  PROPERTIES

HOTELS

     Lodgian owned or operated 134 hotels, including two hotels under construction, containing 25,493 rooms located in 35 states and Canada at December 31, 1999. During 1999, the Company sold four wholly-owned hotels in the United States, sold its 50% interest in six hotels in Europe, purchased the 49% interest of the Company's limited partner in six hotels in the United States and ceased managing one hotel for a third party.

  Property Classification

     Lodgian classifies its hotels as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels."

     - Stabilized Hotels are (1) properties which have experienced little or no disruption to their operations over the past 24 to 36 months as the result of redevelopment or repositioning efforts, or (2) newly-constructed hotels which have been in service for 24 months or more.

     - Stabilizing Hotels are (1) properties that have undergone renovation or repositioning investment within the last 36 months, which work is now completed, or (2) newly developed properties placed into service within the past 24 months. Management believes that these properties should experience higher rates of growth in RevPAR and operating margin than the Stabilized Hotels. On average, hotels which have undergone renovation have generally reached stabilization in approximately 12 to 18 months after their completion date, and Lodgian newly developed hotels have reached stabilization approximately 24 months after their completion date.

     - Being Repositioned Hotels are hotels experiencing disruption to their operations due to renovation and repositioning. During this period (generally 12 to 18 months) hotels will usually experience lower operating results, such as RevPAR, and operating margins. The Company expects significant improvements in the operating performance of those hotels that have undergone a repositioning once the renovation is completed. After the repositioning work is completed, these properties will be reclassified on the next January 1 as Stabilizing Hotels.

     Stabilized Hotels.   As of January 1, 2000, the Company had 103 Stabilized
Hotels (representing 18,546 rooms) which, based on management's determination, have achieved normalized levels of operation. The following table sets forth the number of Stabilized Hotels on which Lodgian completed renovation or construction in the periods presented.

                                                                     STABILIZED HOTELS
                                                          YEAR OF LAST RENOVATION OR CONSTRUCTION
                                                      -----------------------------------------------
                                                      PRIOR
                                                       TO
                                                      1996    1996    1997    1998    1999   TOTAL(1)
                                                      -----   -----   -----   -----   ----   --------
Hotels..............................................     17      20      28      34     2        101
Rooms...............................................  2,888   3,928   4,634   6,309   457     18,216

---------------

(1) Excludes one managed hotel and one hotel in which the Company has a minority interest.

     Stabilizing Hotels. As of January 1, 2000, the Company had 11 Stabilizing Hotels (representing 2,437 rooms). Set forth below is the date of completion of renovation or new construction of all Stabilizing Hotels in the periods presented.

                                                                       STABILIZING HOTELS
                                                            PERIOD OF LAST RENOVATION OR CONSTRUCTION
                                                           -------------------------------------------
                                                           JUL 98-DEC 98(1)   JUL 99-DEC 99(2)   TOTAL
                                                           ----------------   ----------------   -----
Hotels...................................................          3                   8            11
Rooms....................................................        527               1,910         2,437

---------------

(1) Includes two newly constructed hotels.
(2) Includes two newly constructed hotels (370 rooms).

     On January 1, 2000, 32 hotels became stabilized. Of these hotels, renovations were completed on five in 1997, 25 in 1998 and two in 1999. As shown below, RevPAR increased from $31.41 in 1997 to $39.67 in 1999 for the hotels the Company completed renovating in 1997 and from $34.77 in 1997 to $44.68 in 1999 for the hotels the Company completed renovating in either 1998 or 1999. The following table sets forth additional operating data for the 1997, 1998 and 1999 renovations which became stabilized on January 1, 2000.

                                                              HOTELS THAT BECAME STABILIZED
                                                                   ON JANUARY 1, 2000
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
1997 RENOVATIONS:
Average Daily Rate..........................................  $61.91     $69.97     $68.51
Occupancy...................................................    50.7%      54.3%      57.9%
RevPAR......................................................  $31.41     $38.01     $39.67
EBITDA Margin...............................................    12.4%      16.8%      23.0%
1998 AND 1999 RENOVATIONS:
Average Daily Rate..........................................  $65.78     $72.83     $73.17
Occupancy...................................................    52.9%      53.4%      61.1%
RevPAR......................................................  $34.77     $38.92     $44.68
EBITDA Margin...............................................    13.4%      17.7%      25.8%

     Being Repositioned Hotels. As of January 1, 2000, the Company had 18 Being Repositioned Hotels. (representing 4,087 rooms). The Company is in the process of repositioning and renovating the Being Repositioned Hotels based on strategic plans designed to address the opportunities presented by each hotel and the hotel's particular market. Renovations are chosen based on meeting return on investment criteria and brand standards. These renovations include improving exteriors, enhancing lobbies, restaurants and public areas, upgrading guest rooms and converting unprofitable lounge areas to meeting rooms to accommodate the needs of business travelers. In certain instances, hotel properties are rebranded to improve market share and further identify the improved property to the community. The Company believes that these renovations enable it to increase both occupancy and room rates. The following table sets forth the periods in which it expects to complete renovation of Being Repositioned Hotels.

                                                       BEING REPOSITIONED HOTELS EXPECTED
                                                        DATE OF COMPLETION OF RENOVATION
                                                  ---------------------------------------------
                                                  2Q'00   3Q'00   4Q'00   1Q'01   2Q'01   3Q'01   TOTAL
                                                  -----   -----   -----   -----   -----   -----   -----
Hotels..........................................      1       7      2       5       2       1       18
Rooms...........................................    261   1,609    377     865     782     193    4,087

     The timing of the renovation for the Being Repositioned hotels may vary and will depend upon a number of factors, including costs of renovation exceeding budgeted or contracted amounts, the availability of capital, delays in completion of construction, work stoppages and relationships with contractors.

  New Development Properties

     The Company's objective is to develop properties as cost efficiently as possible while meeting quality standards. Lodgian has developed 14 hotels with 1,764 rooms since 1995, including the Marriott in Denver, Colorado which opened in November 1998, the Hilton Garden Inn in Rio Rancho, New Mexico which opened in December 1998, the Marriott in downtown Portland, Oregon which opened in August 1999 and the Courtyard by Marriott in Livermore, California which opened in October 1999. At December 31, 1999, the Company had an additional two hotels with 423 rooms under construction: the Hilton Garden Inn in Lake Oswego, Oregon, which opened in February 2000; and the Marriott in Richmond, Virginia, which is scheduled to open in the second quarter of 2001. In addition, at December 31, 1999, the Company owned four land parcels that together would permit the development of four new hotels with a total capacity of approximately 858 rooms.

     The timing of the development of new properties may vary and will depend upon a number of factors, including costs of development exceeding budgeted or contracted amounts, delays in completion of construction, the failure to obtain necessary construction permits, availability of financing, work stoppages, relationships with contractors and changes in general economic and business conditions.

HOTEL DISPOSITIONS

     Pursuant to a strategy adopted in the fourth quarter of 1999 to reduce its non-core hotel portfolio the Company has identified 26 hotels that it plans to sell. Information in respect of these hotels, including minimum acceptable prices, has been provided to several hotel brokers. Subsequent to December 31, 1999 the Company has successfully disposed of five of the hotels and one office building and has another hotel under contract to sell with a non-refundable deposit. These hotels and office building are classified as held for sale at December 31, 1999. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Pursuant to a strategy adopted in 2000 to reduce the level of overall debt, the Company, in addition to its plans to sell certain of its non-core hotel portfolio, is considering the sale of certain of its core hotel portfolio. In connection with this strategy, the Company signed a contract in June, 2000 to sell ten hotels, principally located in the Western United States. See "Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PORTFOLIO

     The Company's hotel portfolio (with classifications as of January 1, 2000) is set forth below.

                            LODGIAN HOTEL PORTFOLIO

                                                                                     YEAR OF LAST
                                                                                     RENOVATION OR
HOTEL NAME                                      NO. OF ROOMS         LOCATION        CONSTRUCTION
----------                                      ------------         --------        -------------
STABILIZED
Best Western Central Omaha....................        212      Omaha, NE                  1997
Best Western Council Bluffs...................         89      Council Bluffs, IA         1997
Best Western Northwoods Atrium Inn............        197      Charleston, SC             1994
Comfort Inn Roseville.........................        118      Roseville, MN              1993
Comfort Inn San Antonio.......................        203      San Antonio, TX            1997
Comfort Suites Greenville.....................         83      Greenville, SC             1996
Courtyard by Marriott Abilene(1)..............         99      Abilene, TX                1996
Courtyard by Marriott Bentonville(1)..........         90      Bentonville, AR            1996
Courtyard by Marriott Buckhead(1).............        181      Atlanta, GA                1996
Courtyard by Marriott Florence(1).............         78      Florence, KY               1995
Courtyard by Marriott Lafayette (1)...........         90      Lafayette, LA              1997
Courtyard by Marriott Paducah(1)..............        100      Paducah, KY                1997
Courtyard by Marriott Tifton(1)(2)............         90      Tifton, GA                 1996
Courtyard by Marriott Tulsa(1)................        122      Tulsa, OK                  1997
Crowne Plaza Cedar Rapids.....................        275      Cedar Rapids, IA           1998
Crowne Plaza Macon(3).........................        297      Macon, GA                  1998
Crowne Plaza Saginaw..........................        177      Saginaw, MI                1996
Crowne Plaza Worcester........................        243      Worcester, MA              1996
Doubletree Club Philadelphia..................        189      Philadelphia, PA           1997
Fairfield Inn Augusta.........................        117      Augusta, GA                1998
Fairfield Inn Colchester......................        117      Colchester, VT             1998
Fairfield Inn Jackson.........................        105      Jackson, TN                1998
Fairfield Inn Merrimack.......................        116      Merrimack, NH              1998
Fairfield Inn Valdosta........................        108      Valdosta, GA               1997
Four Points West Des Moines...................        157      West Des Moines, IA        1997
Four Points Hilton Head.......................        140      Hilton Head, SC            1997
Four Points Omaha.............................        163      Omaha, NE                  1997
French Quarter Suites Memphis.................        105      Memphis, TN                1997
Hampton Inn Dothan............................        113      Dothan, AL                 1996
Hampton Inn Pensacola.........................        124      Pensacola, FL              1995
Hilton Fort Wayne.............................        244      Fort Wayne, IN             1996
Hilton Inn Columbia...........................        152      Columbia, MD               1998
Hilton Inn Northfield.........................        191      Troy, MI                   1997
Hilton Inn Sioux City.........................        193      Sioux City, IA             1994
Holiday Inn Anchorage.........................        251      Anchorage, AK              1998
Holiday Inn Arden Hills.......................        156      St. Paul, MN               1995
Holiday Inn Augusta...........................        239      Augusta, GA                1998
Holiday Inn Austin (South)....................        210      Austin, TX                 1994
Holiday Inn Birmingham........................        164      Birmingham, AL             1996
Holiday Inn Bloomington.......................        186      Bloomington, IN            1992
Holiday Inn Boise.............................        265      Boise, ID                  1998
Holiday Inn Brunswick (I-95)..................        126      Brunswick, GA              1998
Holiday Inn Cincinnati........................        243      Cincinnati, OH             1998

                                                                                     YEAR OF LAST
                                                                                     RENOVATION OR
HOTEL NAME                                      NO. OF ROOMS         LOCATION        CONSTRUCTION
----------                                      ------------         --------        -------------
Holiday Inn City Center(4)....................        240      Columbus, OH               1996
Holiday Inn Clarksburg........................        160      Clarksburg, WV             1997
Holiday Inn Dothan............................        102      Dothan, AL                 1996
Holiday Inn Express Fort Pierce...............        100      Fort Pierce, FL            1998
Holiday Inn Express Gadsden...................        141      Gadsden, AL                1997
Holiday Inn Express Nashville.................        210      Nashville, TN              1999
Holiday Inn Express Palm Desert...............        129      Palm Desert, CA            1992
Holiday Inn Express Pensacola.................        214      Pensacola, FL              1996
Holiday Inn Fairmont..........................        106      Fairmont, WV               1997
Holiday Inn Fayetteville......................        198      Fayetteville, NC           1997
Holiday Inn Florence..........................        105      Florence, KY               1997
Holiday Inn Fort Mitchell.....................        214      Fort Mitchell, KY          1997
Holiday Inn Fort Wayne........................        208      Fort Wayne, IN             1995
Holiday Inn Frisco............................        217      Frisco, CO                 1997
Holiday Inn Hamburg...........................        130      Buffalo, NY                1998
Holiday Inn Jamestown.........................        146      Jamestown, NY              1998
Holiday Inn Lansing West......................        244      Lansing, MI                1998
Holiday Inn Lawrence..........................        192      Lawrence, KS               1996
Holiday Inn Manhattan.........................        197      Manhattan, KS              1996
Holiday Inn Marietta..........................        196      Atlanta, GA                1996
Holiday Inn Market Center Dallas..............        246      Dallas, TX                 1998
Holiday Inn McKnight Rd(3)....................        147      Pittsburgh, PA             1995
Holiday Inn Meadow Lands......................        138      Pittsburgh, PA             1996
Holiday Inn Melbourne(3)......................        295      Melbourne, FL              1996
Holiday Inn Memphis...........................        173      Memphis, TN                1998
Holiday Inn Monroeville.......................        189      Pittsburgh, PA             1998
Holiday Inn Morgantown........................        147      Morgantown, WV             1997
Holiday Inn Myrtle Beach......................        133      Myrtle Beach, SC           1998
Holiday Inn North Miami.......................         98      Miami, FL                  1998
Holiday Inn Parkway East......................        180      Pittsburgh, PA             1996
Holiday Inn Phoenix West......................        144      Phoenix, AZ                1995
Holiday Inn Raleigh Downtown..................        202      Raleigh, NC                1994
Holiday Inn Richfield.........................        217      Richfield, OH              1998
Holiday Inn Santa Fe..........................        130      Santa Fe, NM               1992
Holiday Inn Select DFW........................        282      Dallas, TX                 1997
Holiday Inn Select Phoenix Airport............        298      Phoenix, AZ                1995
Holiday Inn Select Riverside..................        286      Riverside, CA              1998
Holiday Inn Select Strongsville...............        304      Cleveland, OH              1996
Holiday Inn Select Wilsonville................        169      Wilsonville, OR            1998
Holiday Inn Select Windsor, Ontario...........        214      Windsor, Ontario           1998
Holiday Inn Sheffield.........................        201      Sheffield, AL              1998
Holiday Inn Silver Spring.....................        231      Silver Spring, MD          1998
Holiday Inn St. Louis North...................        392      St. Louis, MO              1996
Holiday Inn St. Louis West....................        249      St. Louis, MO              1998
Holiday Inn Syracuse..........................        152      Syracuse, NY               1997
Holiday Inn University Mall...................        152      Pensacola, FL              1997
Holiday Inn Valdosta..........................        167      Valdosta, GA               1997
Holiday Inn Wichita Airport...................        152      Wichita, KS                1998
Holiday Inn Winter Haven......................        228      Winter Haven, FL           1998
Mayfair House Coconut Grove...................        179      Miami FL                   1998

                                                                                     YEAR OF LAST
                                                                                     RENOVATION OR
HOTEL NAME                                      NO. OF ROOMS         LOCATION        CONSTRUCTION
----------                                      ------------         --------        -------------
Quality Hotel & Conference Ctr................        205      New Orleans, LA            1995
Radisson New Orleans(3).......................        244      New Orleans, LA            1998
Radisson Phoenix Hotel........................        163      Phoenix, AZ                1995
Residence Inn Dedham(1).......................         81      Boston, MA                 1998
Residence Inn Little Rock(1)..................         96      Little Rock, AR            1998
Sheraton Hotel Concord........................        324      Concord, CA                1996
Super 8 Hazard................................         49      Hazard, KY                 1997
Super 8 Prestonburg...........................         80      Prestonburg, KY            1997
Town Center Hotel Silver Spring...............        247      Silver Spring, MD          1999
Westin William Penn Pittsburgh................        595      Pittsburgh, PA             1997
                                                   ------
          SUBTOTAL............................     18,546
                                                   ======
STABILIZING
Courtyard by Marriott Revere..................        154      Revere, MA                 1999
Courtyard by Marriott Livermore(1)............        121      Livermore, CA              1999
Crowne Plaza Houston..........................        291      Houston, TX                1999
Four Points Niagara Inn.......................        189      Niagara Falls, NY          1999
Hilton Garden Rio Rancho(1)...................        129      Rio Rancho, NM             1998
Holiday Inn Hollywood.........................        160      Hollywood, CA              1998
Holiday Inn New Haven.........................        160      New Haven. CT              1999
Holiday Inn Select Niagara Falls..............        397      Niagara Falls, NY          1999
Marriott Denver(1)............................        238      Denver, CO                 1998
Marriott Portland City Center(1)..............        249      Portland, OR               1999
Sheraton West Palm Beach......................        349      West Palm Beach, FL        1999
                                                   ------
          SUBTOTAL............................      2,437
                                                   ======

                                                                                       EXPECTED
                                                                                      COMPLETION
HOTEL NAME                                        NO. OF ROOMS        LOCATION           DATE
----------                                        ------------        --------        ----------
BEING REPOSITIONED
Clarion Royce Hotel.............................        193      Pittsburgh, PA          3Q01
Crowne Plaza Albany.............................        384      Albany, NY              2Q01
Crowne Plaza West Palm Beach(3).................        219      West Palm Beach, FL     4Q00
Holiday Inn Belmont.............................        135      Belmont, MD             1Q01
Holiday Inn BWI Airport.........................        259      Baltimore, MD           3Q00
Holiday Inn Cromwell Bridge.....................        139      Cromwell Bridge, MD     3Q00
Holiday Inn East Hartford.......................        130      East Hartford, CT       1Q01
Holiday Inn Frederick...........................        158      Frederick, MD           4Q00
Holiday Inn Glen Burnie North...................        127      Glen Burnie, MD         3Q00
Holiday Inn Grand Island........................        261      Grand Island, NY        2Q00
Holiday Inn Greentree...........................        200      Pittsburgh, PA          1Q01
Holiday Inn Hilton Head.........................        201      Hilton Head, SC         1Q01
Holiday Inn Inner Harbor........................        375      Baltimore, MD           3Q00
Holiday Inn Jekyll Island.......................        199      Jekyll Island, GA       1Q01
Holiday Inn Lancaster (East)....................        189      Lancaster, PA           3Q00
Holiday Inn Rolling Meadows.....................        420      Rolling Meadows, IL     3Q00

                                                                                       EXPECTED
                                                                                      COMPLETION
HOTEL NAME                                        NO. OF ROOMS        LOCATION           DATE
----------                                        ------------        --------        ----------
Holiday Inn York (Arsenal Rd.)..................        100      York, PA                3Q00
Radisson Louisville.............................        398      Louisville, KY          2Q01
                                                     ------
          SUBTOTAL..............................      4,087
                                                     ======
UNDER CONSTRUCTION
Hilton Garden Inn Lake Oswego...................        181      Lake Oswego, OR         1Q00
Marriott Richmond...............................        242      Richmond, VA            2Q01
                                                     ------
          SUBTOTAL..............................        423
                                                     ------
          TOTAL.................................     25,493
                                                     ======

---------------

(1) These hotels were newly constructed.
(2) This hotel is owned by third parties.
(3) These hotels are partially owned and consolidated.
(4) This hotel is partially owned and not consolidated.

     Sixteen of Lodgian's hotels are located on land subject to long-term leases. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company will answer the complaint and will assert a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. The Company believes that it has valid defenses and counterclaims in these matters and that the outcome will not have a material adverse effect on its financial position or results of operations.

     In 1997 and 1998, Servico hired a contractor to provide exterior renovation services at fourteen hotels. In May and June 1999, the contractor filed complaints against the Company in three jurisdictions alleging non-payment of $0.8 million. Subsequent claims asserted by the parties have increased the contractor's claims to $1.3 million and the Company's claims to $4.7 million. The Company conducted settlement discussions during 2000 with the contractor and expects to shortly reach an accord that would settle all claims and release all parties under the complaints. This settlement will require the Company to pay $100,000 to the contractor.

     The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lodgian's common stock is listed on the New York Stock Exchange and its trading symbol is LOD. The following table sets forth the high and low sales prices of the Company's common stock on a quarterly basis for the past two years.

                                                                1999                 1998
                                                          -----------------   -------------------
                                                           HIGH       LOW       HIGH       LOW
                                                          -------   -------   --------   --------
First Quarter...........................................  $5.9375   $3.375    $20.4375   $15.50
Second Quarter..........................................   7.125     4.375     22.375     14.6875
Third Quarter...........................................   6.6875    3.6875    15.875      7.25
Fourth Quarter..........................................   6.125     3.5625     7.0625     3.125

     As of July 24, 2000, there were 776 shareholders of record of Lodgian common stock. In addition, there are 2,497 Servico shareholders who have not yet converted their shares into shares of the Company. When all Servico shareholders have converted their shares, the Company will have 3,273 shareholders.

     The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends is restricted by the Indenture governing the Company's 12 1/4% Senior Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). On June 30, 2000, the Company exercised its rights to begin the deferral of dividend payments on the CRESTS, effective with the interest payment due June 30, 2000. Pursuant to the terms of the instrument, the Company has the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest shall be due and payable.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1995 through 1999. This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

                                       1999          1998          1997          1996         1995
                                    -----------   -----------   -----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues..........................  $   592,420   $   395,214   $   276,657   $  239,526   $  178,480
(Loss) income before extraordinary
  items, net of taxes.............      (52,943)       (3,145)       12,570        8,548        3,909
Extraordinary items, net of
  taxes...........................       (7,750)       (2,076)       (3,751)        (348)          --
Net (loss) income.................      (60,693)       (5,221)        8,819        8,200        3,909
EBITDA, as adjusted(a)............      147,087        98,225        69,559       57,915       36,894
Earnings per common share(b):
(Loss) income before extraordinary
  items, net of taxes.............        (1.95)         (.16)          .83          .92          .45
Net (loss) income.................        (2.23)         (.26)          .58          .88          .45
Earnings per common share-assuming
  dilution:
(Loss) income before extraordinary
  items, net of taxes.............        (1.95)         (.16)          .80          .88          .42
Net (loss) income.................        (2.23)         (.26)          .56          .84          .42
Basic weighted average shares.....   27,222,000    20,230,000    15,183,258    9,295,358    8,651,444
Diluted weighted average shares...   27,222,000    20,230,000    15,639,719    9,751,139    9,318,670
Cash dividends per common share...           --            --            --           --           --
End of period: Total assets.......    1,423,977     1,497,921       627,651      439,786      324,202
Long-term obligations.............      856,675       816,644       323,320      284,880      210,242
Total stockholders' equity........      224,542       283,767       239,535       74,738       62,820

     (a) The Company has computed earnings before interest, taxes, depreciation and amortization ("EBITDA") without regard to the unusual items and one-time charges presented in the table below. EBITDA is a widely regarded industry measure of liquidity used in the assessment of hotel property values. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. EBITDA as calculated by Lodgian, may not be comparable to similarly titled measures reported by other companies and would be misleading unless all companies and analysts calculate EBITDA in the same manner.

                                                    1999      1998      1997      1996      1995
                                                  --------   -------   -------   -------   -------
EBITDA..........................................  $ 75,392   $94,825   $69,121   $56,618   $36,162
Unusual items:
  Impairment of long-lived assets...............    37,977        --        --        --        --
  Write-off of goodwill.........................    20,748        --        --        --        --
  Other operating expenses (1)..................    12,470        --        --        --        --
  Severance and other...........................       500     3,400       438     1,297       732
                                                  --------   -------   -------   -------   -------
EBITDA, as adjusted.............................  $147,087   $98,225   $69,559   $57,915   $36,894
                                                  ========   =======   =======   =======   =======

(1) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14.

     (b) All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion of the Company's operations for the three years ended December 31, 1999 should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

     The discussion below and elsewhere in this Form 10-K includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "should," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - the impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     - the Company's ability to significantly improve its accounting systems and procedures.

     - the uncertainties relating to the Company's proposed strategic initiative, including the willingness of prospective purchasers to purchase the hotels the Company has identified as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such hotels may be sold, and other factors affecting the ability of prospective purchasers to consummate such transactions, including the availability of financing.

     - the effect of competition on the Company's ability to maintain margins on existing operations, including uncertainties relating to competition.

     - the Company's ability to generate sufficient cash flows from operations to cover its cash needs, the Company's ability to obtain additional capital if needed and the possible default under credit facilities if cash flows are lower than expected or capital expenditures are greater than expected.

     - the effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

     - the potential for additional impairment charges against earnings related to long-lived assets which may result from the Company's strategic initiative to reduce the size of the hotel portfolio.

GENERAL OVERVIEW

     Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy, average daily rate, revenue per available room ("RevPAR") levels and EBITDA margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of the Company's hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

     Lodgian's business strategy includes the acquisition of underperforming hotels and the implementation of operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. During this period of repositioning, the revenues and earnings of these hotels may be adversely affected and may negatively impact the Company's consolidated RevPAR, average daily rate and occupancy rate performance, as well as the Company's EBITDA margins. In addition, the Company's strategy includes developing new full service hotels. Newly developed properties typically require 24 months following completion to stabilize. To track the execution of the Company's repositioning and development growth strategy and its impact on results of operations, hotels are classified as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels," as described below:

     - Stabilized Hotels are (1) properties which have experienced little or no disruption to their operations over the past 24 to 36 months as the result of redevelopment or repositioning efforts, or (2) newly-constructed hotels which have been in service for 24 months or more.

     - Stabilizing Hotels are (1) properties which have undergone renovation or repositioning investment within the last 36 months, which work is now completed, or (2) newly developed properties placed into service within the past 24 months. Management believes that these properties should experience higher rates of growth in RevPAR and improvements in operating margin than the Stabilized Hotels. On average, hotels which have undergone renovation have generally reached stabilization within approximately 12 to 18 months after their completion date, and newly developed hotels have reached stabilization approximately 24 months after their completion date.

     - Being Repositioned Hotels are hotels experiencing disruption to their operations due to renovation and repositioning. During this period (generally 12 to 18 months) hotels will usually experience lower operating results, such as RevPAR and operating margins. The Company expects significant improvements in the operating performance of those hotels which have undergone a repositioning once the renovation is completed. After the repositioning work is completed, these properties will be reclassified on the next January 1 as Stabilizing Hotels.

     The Company classifies each hotel into one of the three categories at the beginning of each fiscal year. The Company has not classified the one hotel in which it has a minority equity interest or the one hotel it manages for a third party. The Company will determine the category most appropriate for each hotel based on an evaluation of objective and subjective factors, including the time of completion of renovation and whether the full benefit of renovations has been realized. Servico had historically classified its hotels as "Stabilized Hotels" and "Reposition Hotels." The Stabilized Hotels were hotels that had achieved normalized operations after completion of renovation and repositioning. The Reposition Hotels were those hotels that were undergoing or had completed significant renovation and repositioning but had not yet achieved normalized operations.

     In June 1999, the Company sold its joint venture interest in its European hotel portfolio, which consisted of six hotels. The Company received approximately $7.5 million in net proceeds from the sale. In addition, during 1999 the Company sold four wholly-owned hotels and two land parcels in the United States receiving net proceeds of approximately $14.5 million, and, effective August 1, 1999, ceased managing one hotel for a third party. These transactions did not have a material effect on EBITDA or results of operations.

     In August 1999, the Company opened the Marriott Portland City Center in Portland, Oregon and in October 1999, opened the Courtyard by Marriott in Livermore, California. Also, in September 1999, the Company purchased for $10.2 million the 49% interest of its partner in six hotels. Further, in 1999 the Company rebranded seven hotels to flags that are more representative of its core focus.

     Revenues. Revenues are composed of rooms, food and beverage (both of which are classified as direct revenues) and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with properties managed for third parties.

     Operating Expenses. Operating expenses are composed of direct, general and administrative, other hotel operating expenses, depreciation and amortization, impairment charges and severance and other expenses. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses generally vary with available rooms and occupancy rates, but also have a small fixed component. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. Other hotel operating expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. These expenses are also primarily fixed.

RESULTS OF OPERATIONS

     Operating results have been materially impacted by the significant number of acquisitions and extensive renovation activity during 1997, 1998 and 1999. In June 1998, Servico acquired AMI, an entity that owned and operated 14 hotels, four of which were subsequently sold. In December 1998, Servico merged with Impac, an entity that owned or managed 53 hotels, three of which were under construction. Because these transactions were accounted for using the purchase accounting method, the results of AMI and Impac are included in the consolidated results of operations from the time they were acquired. This makes comparisons of historical operating results with prior periods less meaningful.

     The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8, Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.

1999 ACCOUNTING CHARGES AND IMPAIRMENT ADJUSTMENTS

     During the fourth quarter of 1999, the Company initiated an internal review of its accounting records. As discussed below and in Notes 2 and 14 to the financial statements, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the Merger. In addition, the Company determined that a significant number of reconciliations involving cash, accounts receivable, fixed assets, accounts payable, payroll and other accounts had not been completed during 1999. As a result of these systems and reconciliation issues, the Company experienced a significant delay in accurately preparing its 1999 annual financial statements. Certain charges were recorded in the fourth quarter of 1999 after the account reconciliation process was completed in 2000.

     Also during the fourth quarter of 1999, the Company adopted a strategy to reduce the number of its non-core hotel portfolio. In connection therewith, the Company identified certain hotel assets for sale and reduced the carrying value of these assets to estimated fair value, net of estimated selling costs. Further, based on asset impairment indicators and market capitalization for the Company's common stock, the Company wrote off its goodwill in accordance with the market value method of accounting for impairment of goodwill arising from the Merger.

     The charges and adjustments described in the preceding paragraphs had a material effect on the Company's financial statements for the year ended December 31, 1999. The following is a summary of these charges and adjustments:

                                                              (IN THOUSANDS)
                                                              --------------
Impairment of long-lived assets.............................     $37,977
Write-off of goodwill.......................................      20,748
Other expenses (included in other operating expenses in the
  statement of operations)..................................      12,470
Severance...................................................         500

     The Company, after consultation with its independent auditors, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent auditors to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the fourth quarter of 1999 may relate to individual prior 1999 quarters; however, the Company does not have sufficient information to identify all specific charges attributable to prior 1999 quarters. See Note 17 to the financial statements related to selected quarterly financial data.

     In connection with the internal review of its accounting records, the Company determined that it was necessary to significantly improve its accounting systems and procedures and the maintenance of its books and records. As an initial step in this process, it contracted with outside consulting accountants to provide accounting support to assist the Company's corporate financial personnel with the analysis necessary to prepare the Company's 1999 annual financial statements. These consulting accountants continue to provide such assistance and will continue to do so until the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the recordkeeping and internal control requirements applicable to SEC registrants. The Company has established and is in the initial stages of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its 2000 annual financial statements.

     In addition, during the second quarter of 2000, the Company began taking systematic and orderly steps to develop a comprehensive program to address the integrity and reliability of the Company's reporting of financial information, including development of a long-term plan that will establish an adequate system of internal controls. As part of this initiative, the Company formulated, and is in the process of implementing, policies that establish fundamental principles and discipline with respect to certain key areas, including, among other things, accounting and control of cash, accounts receivable, fixed assets, accounts payable, payroll and other account reconciliations. Consistent with its long-term plan, the Company has begun drafting and adopting policies and procedures that will establish a foundation for its financial and accounting functions to support ongoing improvements, and develop and install mechanisms for directing, controlling and monitoring its accounting and financial organization. The Company presently believes that it will substantially develop, establish and implement an adequate internal control environment by the end of 2000.

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

REVENUES

     At December 31, 1999, the Company owned 132 hotels, had a minority interest in one hotel and managed one hotel for a third party owner compared with 141 hotels owned, a minority interest in one hotel and two hotels managed for third party owners at December 31, 1998.

     Revenues were $592.4 million for 1999, a 49.9% increase over revenues of $395.2 million for 1998. Of this $197.2 million increase, $194.0 million was attributable to AMI and the Merger. In addition, four newly constructed hotels that opened between November 1998 and October 1999 contributed approximately $8.2 million of the increase. The remaining change, a decrease in revenues of approximately $5.0 million was attributable to the hotels that were sold in 1998 or 1999.

     The following table summarizes certain operating data for the Company's hotels for the year ended December 31, 1999 and 1998. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1, 1999.

                                  HOTELS(1)           ADR           OCCUPANCY         REVPAR
                                 -----------    ---------------    -----------    ---------------
                                 1999   1998     1999     1998     1999   1998     1999     1998
                                 ----   ----    ------   ------    ----   ----    ------   ------
Stabilized...................     77     50     $73.53   $73.69    66.1%  67.7%   $48.60   $49.92
Stabilizing..................     35     12      74.59    69.73    61.9   58.3     46.17    40.64
Being Repositioned...........     21     22      78.42    75.60    55.4   58.3     43.43    44.04
                                 ---     --     ------   ------    ----   ----    ------   ------
          Total..............    133     84     $74.58   $73.09    63.1%  64.1%   $47.03   $46.86
                                 ===     ==     ======   ======    ====   ====    ======   ======

---------------

(1) Excludes one hotel managed for a third party and one owned non-consolidated hotel. All 1998 figures in the table exclude AMI (prior to the acquisition date) and the Merger.

OPERATING EXPENSES

     Direct operating expenses for the Company were $241.0 million (40.7% of direct revenues) for 1999 and $168.0 million (42.5% of direct revenue) for 1998. Of the $73.0 million increase, $77.5 million was attributable to the acquisition of AMI and the Merger. In addition, the four newly constructed hotels contributed approximately $3.9 million of the increase and hotels sold during 1998 and 1999 provided a $7.6 million decrease. The balance of the change is represented primarily by improved operating margins in the food and beverage area.

     General and administrative expenses were $25.1 million in 1999 and $10.1 million in 1998. Of the $15.0 million increase, approximately $9.2 million was attributable to the acquisition of AMI and the Merger. Additionally, approximately $1.5 million represents expenses associated with the expansion of the corporate sales and marketing staff and the regional offices.

     Depreciation and amortization expense was $59.3 million for 1999 and $31.1 million for 1998. The $28.2 million increase was attributable to the acquisition of AMI, the Merger, the opening of the four new hotels and the completion of renovation projects.

     Other hotel operating expenses were $191.6 million for 1999 and $118.9 million for 1998. Of the $72.7 million increase, $59.8 million was attributable to the acquisition of AMI and the Merger. In addition, $2.6 million was attributable to the four newly constructed hotels and hotels sold during 1998 or 1999 provided a $1.6 million decrease. Further, $1.0 million was attributable to the Company's share of loss, essentially all of which was represented by depreciation, from an unconsolidated partnership. Also included in other operating expenses are $12.5 million of unusual expenses in 1999. Of this amount, $6.4 million related to the completion of accounting, systems and other Merger integration matters, including preparation for Year 2000. In addition, these expenses include $2.7 million of litigation expenses. Such expenses relate to a provision for the estimated costs and expenses related to the matters referred to in "Item 3, Legal Proceedings" included in this Form 10-K, including litigation settlement charges incurred during 1999 and costs associated with abandoned development projects. Further, the Company recorded a $1.3 million provision for property audit matters. Finally, these expenses include franchise termination and other items that aggregated $2.1 million.

     During 1999, the Company recognized a $38.0 million charge for the impairment of long-lived assets, principally related to hotels the Company has targeted for sale. Also, in 1999 the Company wrote off $20.7 million of goodwill associated with the Merger in accordance with its policy of accounting for goodwill under the market value method.

OTHER INCOME AND EXPENSE

     Interest expense was $77.4 million in 1999 and $30.4 million in 1998. This increase was primarily a result of an increase in the level of debt associated with the acquisition of AMI and the Merger. Additionally, the July 1999 recapitalization further raised the level of debt by approximately $30 million, increased the margin on floating rate obligations by .75% to 1.75% and included a $200 million, 12.25% fixed rate instrument.

     Minority interest expense related to the Company's Convertible Redeemable Equity Structure Trust Securities ("CRESTS") was $13.2 million in 1999 and $6.5 million in 1998. The Company's CRESTS were issued in June 1998.

     During 1998, the Company recognized a $31.5 million loss as a result of two swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing of the Merger. Also, in 1998 the Company incurred approximately $3.4 million of severance and other expenses in connection with the Merger. These expenses consisted primarily of costs associated with the closing and relocation of Servico's corporate headquarters and severance or relocation of certain employees.

     Other income (expense) for 1999 includes a $1.2 million gain from the sale of assets compared with a $.4 million loss in 1998.

     During 1999, the Company repaid, prior to maturity, approximately $409.0 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $7.8 million (net of income tax benefit of $4.9 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $2.1 million, after taxes, in 1998 that related to the refinancing of certain debt.

NET INCOME

     After a benefit for income taxes of $20.1 million for 1999 and $2.1 million for 1998, the Company had a loss before extraordinary item of $52.9 million ($1.95 loss per share) in 1999 compared with $3.1 million ($.16 loss per share) in 1998.

     Net of an income tax benefit of $4.9 million for 1999 and $1.4 million for 1998, the Company had an extraordinary item attributable to a loss on early extinguishment of debt, of $7.8 million ($.28 loss per share) in 1999 and $2.1 million ($.10 loss per share) in 1998.

     Net loss for 1999 amounted to $60.7 million ($2.23 loss per share) compared with $5.2 million ($.26 loss per share) for 1998.

  Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

     At December 31, 1998, Lodgian owned 141 hotels, managed two hotels for third party owners and had a minority investment in one hotel compared with 68 hotels owned, two managed for third party owners and a minority investment in one hotel at December 31, 1997.

     The Company's revenues were $395.2 million for 1998, a 42.8% increase over revenues of $276.7 million for 1997. Of this $118.5 million increase in revenues, the 1997 acquisitions, which were not operated for the full year of 1997, contributed approximately $49.5 million to the increase in revenues. The 1998 acquisitions contributed approximately $33.6 million to the increase in revenues. The 21 days of revenues from the Impac Hotels contributed approximately $7.3 million to the increase in revenues. The remaining increase in revenues of approximately $28.1 million is attributed to the balance of the portfolio.

     The Company's direct operating expenses were $168.0 million for 1998 and $118.7 million for 1997. Of the $49.3 million increase, $20.4 million is directly attributable to the Reposition Hotels with approximately $13.2 million relating to acquisitions in 1998. The direct operating expenses decreased as a percentage of direct revenue from 42.9% in 1997 as compared to 42.5% in 1998. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Other operating expenses were $118.9 million for 1998 and $79.9 million for 1997. This increase of $39.0 million represents the expenses incurred with respect to the 1998 acquisitions and by the Reposition Hotels. Lodgian's depreciation and amortization expense was $31.1 million for 1998 and $23.0 million for 1997. Included in this $8.1 million increase was $3.0 million associated with the Reposition Hotels and the remaining increase was related to the 1998 acquisitions, and to equipment purchases and improvements made at the Stabilized Hotels.

     Lodgian incurred $21.2 million (net of a tax benefit of $14.1 million) in unusual charges during 1998. During August 1998, the Company entered into treasury rate lock transactions with notional amounts of $175.0 million and $200.0 million with a lender for the purpose of hedging interest rate exposure on two anticipated financing transactions. During September 1998, the Company determined that it was not probable that it could consummate the anticipated transactions and recognized a loss of $18.9 million (net of tax benefit of $12.6 million). In addition, the Company incurred approximately $3.4 million of severance and other expenses in connection with the Merger which have been substantially paid at December 31, 1998. These expenses consisted primarily of costs associated with the closing and relocation of Servico's corporate headquarters and termination or relocation of certain employees.

     Interest expense was $30.4 million for 1998, a $4.5 million increase from the $25.9 million for 1997. The increase was primarily a result of an increase in the level of debt associated with the 1998 acquisitions.

     Minority interests in net income of consolidated partnerships were approximately $1.4 million for 1998 and $1.0 million for 1997.

     During 1998 the Company repaid, prior to maturity, approximately $247.0 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $2.1 million (net of income tax benefit of $1.4 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $3.8 million, after taxes, in 1997 which related to the refinancing of certain debt.

     After a benefit for income taxes of $2.1 million in 1998 and a provision for income taxes of $8.4 million in 1997, the Company had a net loss of $5.2 million ($.26 loss per share) for 1998 and net income of $8.8 million ($.58 per share) for 1997. Excluding the unusual items discussed above, the Company had recurring income of $18.0 million for 1998 ($.89 per share) and $12.6 million for 1997 ($.80 per share).

INCOME TAXES

     As of December 31, 1999, Lodgian had net operating loss carryforwards of approximately $90.3 million for federal income tax purposes, which expire in 2005 through 2018. The Company's ability to use these net operating loss carryforwards to offset future income is subject to certain limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

     Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing. Additionally, the Company expects to generate cash from the disposition of hotels it has targeted for sale. The net proceeds from the sale of hotels is expected to be used to reduce long-term debt.

     The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 1999 of $147.1 million, a 49.8% increase from the $98.2 million for the 1998 Period. The Company has computed EBITDA without regard to the unusual items and one-time charges discussed above and in Item 6 -- Selected Financial Data. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities in 1999 was $65.1 million as compared with $29.3 million in 1998.

     Cash flows used in investing activities were $88.9 million and $182.5 million in 1999 and 1998, respectively. The 1999 amount includes capital expenditures of $118.9 million and net proceeds from the sale of assets of $22.1 million, including the disposition of the Company's investment in six European hotels and proceeds from capital expenditure escrows of $20.1 million. The 1998 amount consists of capital expenditures of $186.4 million, including the acquisition of the AMI hotels, net of assumed debt, and proceeds from capital expenditure escrows of $3.9 million.

     Cash flows provided by financing activities were $19.2 million and $ 157.2 million in 1999 and 1998, respectively. The 1999 amount consists primarily of the net proceeds from the issuance and repayment of long-term obligations. The 1998 amount includes the net proceeds from the issuance and repayment of long-term obligations of $190.1 million (including $168.5 million of net proceeds from the issuance of CRESTS) reduced by $34.1 million from the repurchase of common stock.

     The Merger was a non-cash investing and financing transaction, except for the $15.0 million paid to Impac unitholders.

     At December 31, 1999, the Company had a working capital deficit of $39.7 million as compared with a working capital deficit of $65.1 million at December 31, 1998.

     At December 31, 1999 long-term obligations were $856.7 million, not including $175 million of CRESTS. Long-term obligations were $816.6 million at December 31, 1998.

     Certain hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the Merger and the rebranding of several hotels, the Company has agreed to make certain capital improvements and, as of December 31, 1999, has approximately $10.3 million escrowed for such improvements. The Company estimates its remaining obligations for all such commitments to be approximately $75 million, of which approximately $42 million is expected to be spent during 2000, with the balance to be spent thereafter, primarily in 2001. During 2000 and 2001, the Company expects to spend approximately $25 million to complete the construction of one new hotel and substantially complete construction of another hotel. Essentially all of the funds necessary to complete construction of these hotels are expected to be provided by existing loan facilities and operating cash flow.

     In connection with the Merger on December 11, 1998, the Company obtained $265 million of mortgage notes from Lehman Brothers Holding, Inc. ("Lehman"). The net proceeds were used to repay existing debt and related obligations.

     In July 1999, the Company sold $200 million of Senior Subordinated Notes (the "Notes"). In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the Lehman loan and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company is in compliance at December 31, 1999. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Continuation of the current growth strategy beyond the facilities described above will require additional financing. The Company's financial position may, in the future, be strengthened through an increase in revenues, the sale or refinancing of properties or capital from equity or debt markets. The Company cannot guarantee that it will be successful in these efforts.

     The Company was unable to deliver its 1999 annual audited and first quarter of 2000 unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of the second quarter of 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $25 million on or prior to June 30, 2001, (iii) an additional $25 million on or prior to December 31, 2001 and (iv) an additional $25 million on or prior to June 30, 2002. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. The Company expects to make the amortization payment requirements noted above principally from the net proceeds of the sale of hotels in connection with its strategies to reduce its non-core hotel portfolio and its overall debt.

     During the first seven months of 2000, the Company completed the sale of five hotels and an office building. These sales were in accordance with the Company's strategic plan, adopted at the end of 1999, to reduce the size of the Company's non-core hotel portfolio. Gross proceeds from these transactions aggregated $34.6 million and the Company expects to report a pre-tax gain of approximately $3.7 million. The Company applied $6.0 million of the net proceeds to reduce debt and the balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel. In addition, the Company signed a contract in May 2000 to sell a hotel in the Eastern United States. On July 17, 2000, a $100,000 escrow deposit provided by the buyer became non-refundable. The closing date is estimated to be September 15, 2000. If the transaction closes, the gross proceeds will aggregate approximately $5.8 million and the Company will report a pretax gain of approximately $500,000. All of these properties were classified as held for sale as of December 31, 1999.

     Pursuant to a strategy adopted in 2000 to reduce the level of overall debt, the Company, in addition to its plans to sell certain of its non-core hotel portfolio is considering the sale of certain of its core hotel portfolio. In connection with this strategy, the Company signed a contract in June 2000 to sell ten hotels, principally located in the Western United States. On July 14, 2000, a $2,000,000 escrow deposit provided by the buyer became non-refundable. The closing date is estimated to be August 31, 2000. If the transaction closes, the gross proceeds will aggregate approximately $132 million and the Company will report a pretax loss of approximately $50 million. On July 25, 2000, the Company reached an agreement in principle for a new loan commitment with the lender which had been providing credit facilities of $213 million at December 31, 1999. The new loan commitment will allow the Company to proceed with the closing of the sale of the hotels discussed above. If the hotel sale transaction closes, approximately $106 million of net proceeds will be used to reduce the debt owed to this lender and approximately $3 million to "break" the interest rate lock agreement discussed in Note 6 will be paid the lender. The balance owed this lender of approximately $107 million will be converted to a floating rate facility due in 2003. The new loan will provide increased flexibility for the sale of hotel assets. The balance of the net proceeds from the sale of the ten hotels, if the transaction closes, will substantially be used to reduce other debt.

     In January 2000, the Company retained an investment banker to review strategic alternatives. These activities have produced, among other things, potential hotel sale transactions that the Company is exploring in addition to those disclosed above. Certain of these transactions include hotels other than those identified for sale at the end of 1999. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and, the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. Essentially all of the net proceeds from any completed sales will be used to reduce debt.

     As of July 31, 2000, the Company has approximately $25 million available on its Senior Secured revolving credit facility. The Company believes that the combination of its current cash position, cash flow from operations, availability on the Senior Secured revolving credit facility and net proceeds from hotel sales will provide sufficient liquidity to fund the Company's operating and debt service obligations.

INFLATION

     The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in the three most recent fiscal years, and it is not anticipated that inflation will have a material effect on the Company in the near term.

YEAR 2000 MATTERS UPDATE

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on hotel operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the "Year 2000 matter." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar problems may occur with revenue systems, payroll systems or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by Year 2000 or similar issues. The Company is currently not aware of any significant Year 2000 or similar problems that its customers or suppliers have experienced.

     The Company expended approximately $2 million on Year 2000 readiness efforts, a substantial portion of which was for equipment necessary to accommodate new property management and telecommunications software. This equipment has been capitalized and the balance of costs have been expensed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. The Company does not purchase or hold any derivative financial instruments for trading purposes.

     Hotel owners and operators are inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company has significant exposure to changes in cash flows resulting from changes in interest rates as approximately 52% of its long-term debt carries floating rates of interest. For the balance of the long-term debt, the nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $892.1 million, including current maturities at December 31, 1999.

     The table below provides information about the Company's debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                               EXPECTED MATURITY DATE
                                 ---------------------------------------------------                               FAIR
                                  2000       2001       2002       2003       2004     THEREAFTER     TOTAL       VALUE
                                 -------    -------    -------    -------    -------   ----------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Fixed Rate.....................  $ 7,378    $74,585    $11,909    $42,947    $19,644    $276,146     $432,609    $432,609
  Average interest rate........     10.5%      10.9%      11.2%      11.4%      11.5%

Floating Rate..................  $28,026    $55,510    $31,644    $14,139    $24,086    $306,065     $459,470    $459,470
  Average interest rate........      9.9%      10.4%      10.5%      10.6%      10.6%

     At December 31, 1999 the Company had approximately $459.5 million of debt instruments outstanding that are subject to changes in the LIBOR rate. Without regard to additional borrowings under those instruments, scheduled amortization or the conversion of a portion of one facility to a fixed rate later in 2000, the annualized effect of each twenty five basis point increase in the LIBOR rate would be a reduction in income before income taxes in 2000 by approximately $1.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for a list of the Lodgian, Inc. Consolidated Financial Statements and schedules filed as part of this report.

                         LODGIAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   14,644   $   19,185
  Cash, restricted..........................................       4,787        6,302
  Accounts receivable, net of allowances....................      26,952       25,498
  Inventories...............................................       9,190        9,263
  Prepaid expenses..........................................       4,965        8,697
  Other current assets......................................       5,019        9,996
                                                              ----------   ----------
          Total current assets..............................      65,557       78,941
Property and equipment, net.................................   1,314,141    1,317,470
Deposits for capital expenditures...........................      10,262       30,386
Other assets, net...........................................      34,017       71,124
                                                              ----------   ----------
                                                              $1,423,977   $1,497,921
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   36,411   $   57,253
  Accrued liabilities.......................................      58,459       50,633
  Current portion of long-term obligations..................      35,404       36,134
                                                              ----------   ----------
          Total current liabilities.........................     130,274      144,020
Long-term obligations, less current portion.................     856,675      816,644
Deferred income taxes.......................................      33,082       63,469
Commitments and contingencies...............................          --           --
Minority interests:
  Preferred redeemable securities...........................     175,000      175,000
  Other.....................................................       4,404       15,021
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,130,325 and 27,937,057 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................         281          278
  Additional paid-in capital................................     262,760      261,976
  Retained earnings (deficit)...............................     (37,587)      23,106
  Accumulated other comprehensive loss......................        (912)      (1,593)
                                                              ----------   ----------
          Total stockholders' equity........................     224,542      283,767
                                                              ----------   ----------
                                                              $1,423,977   $1,497,921
                                                              ==========   ==========

                            See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Rooms.....................................................  $424,530    $267,862    $179,956
  Food and beverage.........................................   139,474     107,334      80,335
  Other.....................................................    28,416      20,018      16,366
                                                              --------    --------    --------
                                                               592,420     395,214     276,657
Operating expenses:
  Direct:
     Rooms..................................................   121,554      75,316      49,608
     Food and beverage......................................   102,158      81,643      60,919
     Other..................................................    17,312      11,023       8,155
General and administrative..................................    25,135      10,080       8,973
Depreciation and amortization...............................    59,317      31,114      23,023
Impairment of long-lived assets.............................    37,977          --          --
Write-off of goodwill.......................................    20,748          --          --
Severance and other expenses................................       500       3,400          --
Other.......................................................   191,644     118,927      79,881
                                                              --------    --------    --------
          Total operating expenses..........................   576,345     331,503     230,559
                                                              --------    --------    --------
                                                                16,075      63,711      46,098
Other income (expenses):
  Interest income and other.................................     1,579       1,260       1,720
  Interest expense..........................................   (77,409)    (30,378)    (25,909)
  Gain (loss) on asset dispositions.........................     1,242        (432)         --
  Settlement on swap transactions...........................        --     (31,492)         --
Minority interests:
  Preferred redeemable securities...........................   (13,224)     (6,475)         --
  Other.....................................................    (1,300)     (1,436)       (960)
                                                              --------    --------    --------
(Loss) income before income taxes and extraordinary item....   (73,037)     (5,242)     20,949
(Benefit) provision for income taxes........................   (20,094)     (2,097)      8,379
                                                              --------    --------    --------
(Loss) income before extraordinary item.....................   (52,943)     (3,145)     12,570
Extraordinary item:
  Loss on extinguishment of indebtedness, net of income tax
     benefit of $4,914, $1,384 and $2,500 in, 1999, 1998 and
     1997, respectively.....................................    (7,750)     (2,076)     (3,751)
                                                              --------    --------    --------
Net (loss) income...........................................  $(60,693)   $ (5,221)   $  8,819
                                                              ========    ========    ========
Earnings (loss) per common share:
  (Loss) income before extraordinary item...................  $  (1.95)   $   (.16)   $    .83
  Extraordinary item........................................      (.28)       (.10)       (.25)
                                                              --------    --------    --------
  Net (loss) income per common share........................  $  (2.23)   $   (.26)   $    .58
                                                              ========    ========    ========
Earnings (loss) per common share -- assuming dilution:
  (Loss) income before extraordinary item...................  $  (1.95)   $   (.16)   $    .80
  Extraordinary item........................................      (.28)       (.10)       (.24)
                                                              --------    --------    --------
  Net (loss) income per common share -- assuming dilution...  $  (2.23)   $   (.26)   $    .56
                                                              ========    ========    ========

                            See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                       ADDITIONAL                   OTHER          TOTAL
                                   COMMON     STOCK     PAID-IN     RETAINED    COMPREHENSIVE   STOCKHOLDERS
                                   SHARES     AMOUNT    CAPITAL     EARNINGS        LOSS           EQUITY
                                 ----------   ------   ----------   ---------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1996...   9,369,605    $ 94     $ 55,136    $ 19,508       $    --        $ 74,738
  Issuance of common stock.....  11,500,000     115      156,085          --            --         156,200
  401(k) Plan contribution.....      49,847      --          282          --            --             282
  Exercise of stock options....      86,600       1          437          --            --             438
  Tax benefit from exercise of
     stock options.............          --      --          175          --            --             175
  Purchase of common stock.....     (31,200)     --         (538)         --            --            (538)
  Net income...................          --      --           --       8,819            --           8,819
  Currency translation
     adjustments...............          --      --           --          --          (579)           (579)
                                                                                                  --------
  Comprehensive income.........          --      --           --          --            --           8,240
                                 ----------    ----     --------    --------       -------        --------
Balance at December 31, 1997...  20,974,852    $210     $211,577    $ 28,327       $  (579)       $239,535
                                 ----------    ----     --------    --------       -------        --------
  Issuance of common stock in
     connection with purchase
     of Impac..................   9,400,000      94       82,626          --            --          82,720
  401(k) Plan contribution.....      88,205      --          430          --            --             430
  Exercise of stock options....     134,900       1        1,143          --            --           1,144
  Tax benefit from exercise of
     stock options.............          --      --          245          --            --             245
  Purchase of common stock.....  (2,660,900)    (27)     (34,045)         --            --         (34,072)
  Net loss.....................          --      --           --      (5,221)           --          (5,221)
  Currency translation
     adjustments...............          --      --           --          --        (1,014)         (1,014)
                                                                                                  --------
  Comprehensive loss...........          --      --           --          --            --          (6,235)
                                 ----------    ----     --------    --------       -------        --------
Balance at December 31, 1998...  27,937,057    $278     $261,976    $ 23,106       $(1,593)       $283,767
                                 ----------    ----     --------    --------       -------        --------
  401(k) Plan contribution.....     143,160       2          547          --            --             549
  Exercise of stock options....      30,000       1          119          --            --             120
  Tax benefit from exercise of
     stock options.............          --      --           20          --            --              20
  Director compensation........      20,108      --           98          --            --              98
  Net loss.....................          --      --           --     (60,693)           --         (60,693)
  Currency translation
     adjustments...............          --      --           --          --           681             681
                                                                                                  --------
  Comprehensive loss...........          --      --           --          --            --         (60,012)
                                 ----------    ----     --------    --------       -------        --------
Balance at December 31, 1999...  28,130,325    $281     $262,760    $(37,587)      $  (912)       $224,542
                                 ==========    ====     ========    ========       =======        ========

                            See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net (loss) income.........................................  $ (60,693)  $  (5,221)  $   8,819
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization...........................     59,317      31,114      23,023
    Impairment of long-lived assets.........................     37,977          --          --
    Write-off of goodwill...................................     20,748          --          --
    Loss on extinguishment of indebtedness..................     12,664       3,460       6,251
    Deferred income taxes...................................    (25,008)       (726)      2,216
    Minority interests -- other.............................      1,300       1,436         960
    401(k) Plan contributions...............................        549         430         282
    Compensation in stock issued to directors...............         98          --          --
    Equity in income of unconsolidated entities.............       (278)       (782)       (107)
    (Gain) loss on sale of assets...........................     (1,242)        432          --
    Other...................................................         --        (361)        (69)

    Changes in operating assets and liabilities, net of
      effect of acquisitions:
      Accounts receivable...................................     (1,454)     (6,563)     (2,017)
      Inventories...........................................         73      (1,883)     (1,458)
      Other assets..........................................     34,061     (18,412)        425
      Accounts payable......................................    (20,842)     14,913       1,174
      Accrued liabilities...................................      7,826      11,464       2,522
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     65,096      29,301      42,021
Investing activities:
  Acquisitions of property and equipment....................     (1,929)    (67,717)   (143,406)
  Capital improvements, net.................................   (118,925)   (118,667)    (48,252)
  Purchase of minority interests............................    (10,200)         --     (11,748)
  Proceeds from sale of assets and withdrawals (deposits)
    for capital expenditures................................     42,192       3,860     (17,247)
  Purchase of marketable securities.........................         --          --        (500)
  Payments on notes receivable issued to related parties....         --          --         470
  Decrease in investment in unconsolidated entities.........         --          --          17
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............    (88,862)   (182,524)   (220,666)
Financing activities:
  Proceeds from issuance of long-term obligations...........    487,521     600,284     191,560
  Proceeds from issuance of common stock....................        120       1,144     156,638
  Principal payments of long-term obligations...............   (448,220)   (390,026)   (167,647)
  Payments of deferred loan costs...........................    (18,479)    (20,165)     (4,652)
  Distributions to minority interests.......................     (1,717)         --        (946)
  Payments for repurchase of common stock...................         --     (34,072)       (538)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     19,225     157,165     174,415
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (4,541)      3,942      (4,230)
Cash and cash equivalents at beginning of year..............     19,185      15,243      19,473
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  14,644   $  19,185   $  15,243
                                                              =========   =========   =========
Supplemental cash flow information
  Cash paid during the year for:
  Interest, net of amount capitalized.......................  $  69,574   $  31,512   $  22,109
                                                              =========   =========   =========
  Income taxes paid, net of refunds.........................  $   3,810   $   5,210   $   1,091
                                                              =========   =========   =========
Supplemental disclosure of non cash investing and financing
  activities:
  Non cash acquisition and related financing of property and
    equipment...............................................  $      --   $ 696,851   $      --
                                                              =========   =========   =========
  Issuance of stock in connection with acquisition of
    Impac...................................................  $      --   $  82,700   $      --
                                                              =========   =========   =========

                            See accompanying notes.

                         LODGIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     On December 11, 1998 Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company Lodgian, Inc. ("Lodgian" or the "Company"). This transaction (the "Merger") has been accounted for under the purchase method of accounting, whereby Servico was considered the acquiring company. For further discussion of the Merger see Note 3.

     As a result of the Merger, Lodgian, its wholly owned subsidiaries and consolidated partnerships (collectively, the "Company"), own or manage hotels in 35 states and Canada. At December 31, 1999 and 1998, the Company owned, either wholly or partially, or managed 134 and 144 hotels, respectively.

  Principles of Consolidation

     The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and five partnerships in which Lodgian exercises control. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Inventories

     Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

  Minority Interests -- Other

     Minority interests represent the minority interests' proportionate share of equity or deficit of partnerships that are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

  Minority Interests -- Preferred Redeemable Securities

     Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock. For further discussion of the CRESTS, see Note 6.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property under capital leases is amortized using the straight line method over the shorter of the estimated useful lives of the assets or the lease term.

     The Company capitalizes interest costs incurred during the renovation and construction of capital assets. During the years ended December 31, 1999, 1998 and 1997, the Company capitalized $8,428,000, $3,499,000 and $1,650,000 of interest, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES

     Management periodically evaluates the Company's property and equipment to determine if there has been any impairment in the carrying value of the assets in accordance with Financial Accounting Standards Board Statement ("SFAS")121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses for assets held for sale are recognized when the assets' carrying values are greater than the fair value less estimated selling costs. See Note 14 for further discussion of the Company's 1999 charge for asset impairment.

  Goodwill

     Goodwill is amortized over twenty years. Impairment of enterprise level goodwill arising from the Merger is accounted for under the market value method.

  Deferred Costs

     Deferred franchise, financing, and other deferred costs of $31,211,000 and $41,336,000 at December 31, 1999 and 1998, respectively, are included in other assets, net of accumulated amortization of $6,300,000 and $3,061,000 at December 31, 1999 and 1998, respectively. Such costs are amortized using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of amounts reserved for capital improvements, debt service, taxes and insurance.

  Fair Values of Financial Instruments

     The fair values of current assets and current liabilities are assumed equal their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of long-term debt approximates market value as of December 31, 1999 and 1998. The fair market value of the Company's Senior Subordinated notes was $198,000,000, at December 31, 1999 based on quoted market prices. The fair market value of the Company's CRESTS was $87,500,000 at December 31, 1999 based on quoted market prices.

  Concentration of Credit Risk

     Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 1999 and 1998, these allowances were $923,000 and $979,000, respectively.

  Earnings Per Common and Common Equivalent Share

     The Company adopted SFAS 128 "Earnings Per Share" effective for the year ended December 31, 1998. Basic earnings per share is calculated based on the weighted average number of common shares outstanding

                         LODGIAN, INC. AND SUBSIDIARIES
during the periods and include common stock contributed or to be contributed by the Company to its employees 401(k) Plan (the "401(k)"). Dilutive earnings per common share include the Company's outstanding stock options and shares convertible under the Company's CRESTS, if dilutive.

  Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 123, "Accounting for Stock-Based Compensation", compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's Stock Option Program been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows:

                                                                 1999        1998
                                                              ----------   ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
(Loss) income before extraordinary item:
  As reported...............................................   $(52,943)    $(3,145)
  Pro forma.................................................    (54,951)     (4,681)
Net (loss) income:
  As reported...............................................    (60,693)     (5,221)
  Pro forma.................................................    (62,701)     (6,757)
Earnings (loss) per common share:
(Loss) income before extraordinary item:
  As reported...............................................   $  (1.95)    $  (.16)
  Pro forma.................................................      (2.02)       (.23)
Net (loss) income:
  As reported...............................................      (2.23)       (.26)
  Pro forma.................................................      (2.30)       (.33)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1999 and 1998, respectively: no dividend yield, expected volatility of 45.3% and 42.0%, risk-free interest rate of 6.3% and expected life of 5 years.

     The Financial Accounting Standards Board issued an interpretation of APB 25 (the "Interpretation") in March 2000. One of the key areas affected by the interpretation is the accounting for stock option repricings. The interpretation is applied prospectively to transactions that occur after December 15, 1998 commencing on the effective date of July 1, 2000.

     The Interpretation requires that once an option granted to an employee is repriced, that option would be accounted for as if it were a variable plan, giving rise to compensation expense for subsequent changes in stock price, from the date the option is repriced to the date it is exercised. Under the interpretation, no compensation expense is recorded on the date of the repricing. However, compensation expense is recorded quarterly through the date of exercise to the extent that the fair market value of the common stock is in excess of the exercise price of the options adjusted for the repricing. The interpretation requires, in measuring compensation expense, the use of the higher of the repriced exercise price of the options or the fair market value of the stock on the date the interpretation is effective. On December 18, 1998, the Company repriced

                         LODGIAN, INC. AND SUBSIDIARIES
options totaling 997,800, net of forfeitures, that will be subject to these requirements. There was no impact in 1999 to the statement of operations.

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $3,997,000, $2,162,000 and $1,867,000 in advertising costs during 1999, 1998 and
1997, respectively.

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

  Business Segments

     The Company's only business segment is the ownership and management of hotels.

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

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. With the deferral of the effective date of Statement No. 133, the Company will adopt this standard during its first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its results of operations or cash flows.

     In November 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". This statement summarizes certain staff views in applying generally accepted accounting principles to, among other things, asset impairments and goodwill. See Notes 2 and 14 for a discussion of the Company's charges in 1999 for the impairment of long-lived assets and enterprise level goodwill.

                         LODGIAN, INC. AND SUBSIDIARIES

2. 1999 ACCOUNTING CHARGES AND IMPAIRMENT ADJUSTMENTS

     During the fourth quarter of 1999, the Company initiated an internal review of its accounting records. As discussed below and in Note 14 to the financial statements, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the Merger. In addition, the Company determined that a significant number of reconciliations involving cash, accounts receivable, fixed assets, account payable, payroll and other accounts had not been completed during 1999. As a result of these systems and reconciliation issues, the Company experienced a significant delay in accurately preparing its 1999 annual financial statements. Certain charges were recorded in the fourth quarter of 1999 after the account reconciliation process was completed in 2000.

     Also during the fourth quarter of 1999, the Company adopted a strategy to reduce the number of its non-core hotel portfolio. In connection therewith, the Company identified certain hotel assets for sale and reduced the carrying value of these assets to estimated fair value, net of estimated selling costs. Further, based on asset impairment indicators and market capitalization for the Company's common stock, the Company wrote off its goodwill in accordance with the market value method of accounting for impairment of goodwill arising from the Merger.

     The charges and adjustments described in the preceding paragraphs had a material effect on the Company's financial statements for the year ended December 31, 1999. The following is a summary of these charges and adjustments:

                                                              (IN THOUSANDS)
                                                              --------------
Impairment of long-lived assets.............................     $37,977
Write-off of goodwill.......................................      20,748
Other expenses (included in other operating expenses in the
  statements of operations).................................      12,470
Severance...................................................         500

     The Company, after consultation with its independent auditors, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent auditors to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the fourth quarter of 1999 may relate to individual prior 1999 quarters; however the Company does not have sufficient information to identify all specific charges attributable to prior 1999 quarters. See Note 17 related to selected quarterly financial data.

                         LODGIAN, INC. AND SUBSIDIARIES

3. MERGER, ACQUISITIONS AND RELATED ITEMS

     On December 11, 1998, Servico merged with Impac (the "Merger") in a transaction accounted for under the purchase method of accounting, pursuant to APB 16, "Business Combinations", whereby Servico is considered the acquiring company. The operations of Impac are included in the consolidated statement of operations from the date of acquisition. Under the terms of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), Servico's existing shareholders received one share of Lodgian common stock for each of Servico stock held by them (approximately 18,440,000 million shares). The purchase price of Impac approximated $104,367,000, consisting of $15 million in cash, the issuance of 9.4 million shares of common stock of Lodgian at $8.80. The purchase price has been allocated to the fair value of the net assets acquired as follows:

                                                              (IN THOUSANDS)
Cash........................................................    $   7,027
Inventory...................................................        2,859
Accounts receivable.........................................       12,239
Property and equipment......................................      610,708
Goodwill and other assets...................................       22,214
Accounts payable............................................      (61,694)
Long term obligations.......................................     (429,466)
Deferred income taxes.......................................      (47,900)
Accrued liabilities.........................................      (11,620)
                                                                ---------
          Total purchase price..............................    $ 104,367
                                                                =========

     In connection with the purchase of Impac, the Company allocated approximately $20.7 million to goodwill.

     In connection with the Merger, Servico incurred approximately $3,400,000 of expenses primarily associated with the closing and relocation of Servico's corporate headquarters and termination and relocation of certain Servico employees. Severance expenses in 1999 were $500,000. These costs have been expensed as incurred and are included in Severance and other expenses in the consolidated statements of operations for 1999 and 1998. See Note 14 for further discussion of Merger and other related expenses.

     On June 1, 1998, the Company acquired the issued and outstanding units of AMI Operating Partners, L.P. (AMI), in a transaction accounted for under the purchase method of accounting. The purchase price of AMI approximated $74 million which included cash of $16 million and the assumption of $58 million in debt. The operations of AMI are included in the consolidated statements of operations from the date of acquisition. The purchase price was principally allocated to the 14 hotel properties acquired.

     The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the Merger had been consummated on January 1, 1997, follows:

                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $545,794    $396,516
Net (loss) income before extraordinary item.................   (21,146)     (8,837)
Net (loss) income...........................................   (19,070)      2,917
Net (loss) income per common share:
  Basic and diluted.........................................      (.75)       (.38)

     During November 1998, the President and Chief Executive Officer of Servico announced his resignation effective the date of the merger with Impac. In connection with his resignation, the Chief Executive Officer

                         LODGIAN, INC. AND SUBSIDIARIES
was provided a severance package approximating $1.3 million. This amount was expensed during the fourth quarter of 1998 and is included in severance and other expenses in the 1998 consolidated statement of operations. Approximately $164,000 of this amount relates to compensation expense associated with the extension of the terms of his stock options, pursuant to APB 25.

4. PROPERTY AND EQUIPMENT

     At December 31, 1999 and 1998, property and equipment consisted of the following:

                                                        USEFUL
                                                         LIVES
                                                        (YEARS)      1999         1998
                                                        -------   ----------   ----------
                                                                      (IN THOUSANDS)
Land..................................................      --    $  161,094   $  168,303
Buildings and improvements............................   10-40     1,011,924      976,608
Furnishings and equipment.............................    3-10       212,888      187,055
                                                                  ----------   ----------
                                                                   1,385,906    1,331,966
Less accumulated depreciation and amortization........              (157,654)    (104,528)
Construction in progress..............................                85,889       90,032
                                                                  ----------   ----------
                                                                  $1,314,141   $1,317,470
                                                                  ==========   ==========

     Property and equipment at December 31, 1999 includes $156 million of hotel assets held for sale.

5. ACCRUED LIABILITIES

     At December 31, 1999 and 1998, accrued liabilities consisted of the following:

                                                               1999       1998
                                                              -------   --------
                                                                (IN THOUSANDS)
Salaries and related costs..................................  $13,992   $ 26,798
Property and sales taxes....................................   17,660     14,507
Interest....................................................   13,390      4,370
Advance deposits............................................    2,384      3,799
Professional fees...........................................    4,410         --
Other.......................................................    6,623      1,159
                                                              -------   --------
                                                              $58,459   $ 50,633
                                                              =======   ========

                         LODGIAN, INC. AND SUBSIDIARIES

6. LONG-TERM OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

     Long-term obligations consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage notes payable with interest at LIBOR (5.8% at
  December 31, 1999) plus 4.0%. See Senior Secured loan
  credit facility description below. The notes are payable
  through 2006..............................................  $238,800
Mortgage notes payable with interest at LIBOR plus 3.25%....             $265,000
Credit facilities of $264 million with interest at LIBOR
  plus 2.75% maturing through 2001. At maturity, each loan
  converts to a 10 year term loan. See Note 18 regarding an
  agreement in principle reached on July 25, 2000 for a new
  loan commitment ..........................................   212,790    323,744
Mortgage notes with an interest rate of 9% payable through
  2001......................................................    62,000     72,000
Mortgage notes with fixed rates ranging from 7.9% to 10.7%
  payable through 2010......................................   141,594    164,109
Senior Subordinated notes payable with interest at 12.25%
  due in 2009...............................................   200,000
Other.......................................................    36,895     27,925
                                                              --------   --------
                                                               892,079    852,778
Less current portion of long-term obligations...............   (35,404)   (36,134)
                                                              --------   --------
                                                              $856,675   $816,644
                                                              ========   ========

     Substantially, all of the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $ 525,693,000 has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

     The 9% mortgage notes mature in November 2000, however, the Company holds an option that it intends to exercise to extend the maturity for one year upon payment of a 1% fee.

     On July 23, 1999 the Company sold $200 million of 12.25% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior, Secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. At December 31, 1999, $238.8 million was outstanding on the tranche B term loan and no amounts were outstanding on the tranche A and C portion of the loan credit facility. The tranche B loan, along with the proceeds from the Notes, were used to repay a substantial portion of the financing entered into to consummate the Merger and, in September, a $132.5 million loan. See Note 18 regarding a July 31, 2000 amendment to the Senior Secured loan credit facility.

     In June 1998, the Company issued $175 million of Convertible Redeemable Equity Structures Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay existing debt prior to maturity. As a result, the Company recorded an extraordinary loss on early extinguishment of debt of approximately $1,142,000 (net of income tax benefit of $761,000) relating to the write off of unamortized financing costs. The CRESTS are included in the accompanying consolidated balance sheet as Minority Interests-Preferred Redeemable Securities. The interest expense incurred on the CRESTS have been included as Minority Interests -- Preferred Redeemable Securities in the Consolidated Statement of Operations. Payment restrictions contained in the Company's Notes required the Company to defer the dividend payments on the CRESTS beginning June 30, 2000. The CRESTS permit deferral of interest payments for up to five years.

                         LODGIAN, INC. AND SUBSIDIARIES

     The Company has entered into an interest rate protection agreement on $54 million related to one of the above credit facilities. Pursuant to the terms of this agreement, when the loan matures in 2000 and converts to a term loan, the interest rate will be based on a benchmark treasury rate of 7.235%. See Note 18 regarding an amendment to this credit facility in which the Company has determined that it is in its best interest to "break" that interest rate lock, and pay approximately $3 million to the lender.

     Maturities of long-term obligations for each of the five years after December 31, 1999 and thereafter, are as follows:

                                                              (IN THOUSANDS)
2000........................................................     $ 35,404
2001........................................................      130,095
2002........................................................       43,553
2003........................................................       57,086
2004........................................................       43,730
Thereafter..................................................      582,211
                                                                 --------
                                                                 $892,079
                                                                 ========

7. SETTLEMENT ON SWAP TRANSACTIONS

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

8. STOCKHOLDERS' EQUITY

     During 1998, in accordance with previously announced share buyback programs, the Company repurchased in open market transactions and retired 2,660,900 shares of its common stock.

9. INCOME TAXES

     Provision (benefit) for income taxes for the Company is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                   1999                            1998                          1997
                                       -----------------------------   ----------------------------   ---------------------------
                                       CURRENT   DEFERRED    TOTAL     CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED   TOTAL
                                       -------   --------   --------   -------   --------   -------   -------   --------   ------
                                                                             (IN THOUSANDS)
Federal..............................  $   --    $(16,329)  $(16,329)  $(1,140)  $  (481)   $(1,621)  $3,289     $3,186    $6,475
State and local......................      --      (3,765)    (3,765)     (423)      (53)      (476)   1,693        211     1,904
                                       ------    --------   --------   -------   -------    -------   ------     ------    ------
                                       $   --    $(20,094)  $(20,094)  $(1,563)  $  (534)   $(2,097)  $4,982     $3,397    $8,379
                                       ======    ========   ========   =======   =======    =======   ======     ======    ======

                         LODGIAN, INC. AND SUBSIDIARIES

     The components of the cumulative effect of temporary differences in the deferred income tax liability and asset balances at December 31, 1999 and 1998, are as follows:

                                            1999                                 1998
                              --------------------------------   ------------------------------------
                                         CURRENT   NON-CURRENT                CURRENT     NON-CURRENT
                               TOTAL      ASSET     LIABILITY     TOTAL        ASSET       LIABILITY
                              --------   -------   -----------   --------    ---------    -----------
                                                          (IN THOUSANDS)
Property and equipment......  $ 70,059   $    --    $ 70,059     $ 78,523    $      --     $ 78,523
Net operating loss
  carryforward..............   (35,041)       --     (35,041)     (16,015)        (605)     (15,410)
Other.......................    (4,955)   (3,019)     (1,936)      (1,864)      (2,220)         356
                              --------   -------    --------     --------    ---------     --------
                              $ 30,063   $(3,019)   $ 33,082     $ 60,644    $  (2,825)    $ 63,469
                              ========   =======    ========     ========    =========     ========

     The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                              1999      1998      1997
                                                            --------   -------   ------
                                                                  (IN THOUSANDS)
Federal income tax (benefit) at statutory federal rate....  $(24,833)  $(1,782)  $7,123
State income taxes (benefits), net........................    (2,485)     (315)   1,256
Non-deductible items......................................     7,224        --       --
                                                            --------   -------   ------
                                                            $(20,094)  $(2,097)  $8,379
                                                            ========   =======   ======

     Non-deductible items consist primarily of the write-off of goodwill.

     As of December 31, 1999, the Company had net operating loss carry forwards of approximately $90,300,000 for federal income tax purposes which expire in years 2005 through 2019. The full amount of the income tax benefit of this net operating loss carryforward has been reflected in the Consolidated Financial Statements of the Company.

10. RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer and President was a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries will have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquires or develops any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount, the Company's Chief Executive Officer and President received $225,000.

     IHD had contracted with Elegant Interiors, LLC ("Elegant"), an entity wholly owned by Sheila Lang (the spouse of John M. Lang, a member of the Board of Directors) to provide interior design consulting services. In the event IHD, or its assignee, receives payment of the above-referenced development fees, IHD, or its assignee, will pay Elegant accrued consulting fees (not to exceed $250,000) with respect to any of the hotels or properties identified in the merger agreement as being in Impac's acquisition pipeline. On January 3, 2000, Impac Design Company, LLC, the assignee of IHD satisfied its obligations under this agreement.

     The Company's Chief Executive Officer and President has been a 7% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company manages this hotel in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3%

                         LODGIAN, INC. AND SUBSIDIARIES
of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. The Company earned fees of $69,300, $60,000 and $55,800 during 1999, 1998 and 1997, respectively.

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     1999          1998          1997
                                                 ------------   -----------   -----------
Numerator:
  (Loss) income before extraordinary item......  $(52,943,000)  $(3,145,000)  $12,570,000
  Extraordinary item...........................    (7,750,000)   (2,076,000)   (3,751,000)
                                                 ------------   -----------   -----------
          Net (loss) income....................  $(60,693,000)  $(5,221,000)  $ 8,819,000
                                                 ============   ===========   ===========
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares...................    27,222,000    20,245,000    15,183,000
  Effect of dilutive securities:
     Employee stock options....................            --            --       457,000
                                                 ------------   -----------   -----------
          Denominator for dilutive earnings per
            share -- adjusted weighted-average
            shares.............................    27,222,000    20,245,000    15,640,000
                                                 ============   ===========   ===========
Basic earnings per share:
  (Loss) income before extraordinary item......  $      (1.95)  $      (.16)  $       .83
  Extraordinary item...........................          (.28)         (.10)         (.25)
                                                 ------------   -----------   -----------
          Net (loss) income....................  $      (2.23)  $      (.26)  $       .58
                                                 ============   ===========   ===========
Diluted earnings per share:
  (Loss) Income before extraordinary item......  $      (1.95)  $      (.16)  $       .80
  Extraordinary item...........................          (.28)         (.10)         (.24)
                                                 ------------   -----------   -----------
          Net (loss) income....................  $      (2.23)  $      (.26)  $       .56
                                                 ============   ===========   ===========

     The computation of diluted EPS for 1999 and 1998 did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

12. COMMITMENTS AND CONTINGENCIES

     Sixteen of the Company's hotels are subject to long-term ground leases expiring from 2002 through 2056 which provide for minimum payments as well as incentive rent payments. In addition, most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. For the years ended December 31, 1999, 1998 and 1997, lease expense for the five noncancellable ground leases was approximately $3,400,000, $2,400,000 and $1,624,000, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES

     At December 31, 1999, the future minimum commitments for noncancellable ground leases are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $  3,794
2001........................................................        3,801
2002........................................................        3,808
2003........................................................        3,270
2004........................................................        2,787
Thereafter..................................................       92,300
                                                                 --------
                                                                 $109,760
                                                                 ========

     The Company has entered into license agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have five to ten years remaining on the term. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increased license, reservation and advertising fees, as well as substantial renovation of the facility. Payments made in connection with these agreements totaled approximately $31,833,000, $19,268,000 and $14,498,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Twenty-six hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. The Company estimates its remaining obligations under these commitments to be approximately $75 million of which approximately $42 million is expected to be spent in 2000 and the balance primarily during 2001. Also, in connection with the Merger and the rebranding of several hotels, the Company agreed to make certain capital improvements and had approximately $10.3 million escrowed for such improvements at December 31, 1999. The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $5,026,000, $3,557,000, and $2,497,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company will answer the complaint and will assert a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. The Company believes that it has valid defenses and

                         LODGIAN, INC. AND SUBSIDIARIES
counterclaims in these matters and that the outcome will not have a material adverse effect on its financial position or results of operations.

     In 1997 and 1998, Servico hired a contractor to provide exterior renovation services at fourteen hotels. In May and June 1999, the contractor filed complaints against the Company in three jurisdictions alleging non-payment of $0.8 million. Subsequent claims asserted by the parties have increased the contractor's claims to $1.3 million and the Company's claims to $4.7 million. The Company conducted settlement discussions during 2000 with the contractor and expects to shortly reach an accord that would settle all claims and release all parties under the complaints. This settlement will require the Company to pay $100,000 to the contractor.

     The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon the facts known by management and the advice of counsel, have a material adverse effect on the Company's financial condition or results of operations.

13. EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN

     The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 1999, 1998 and 1997, was approximately $580,000, $500,000 and $412,000, respectively.

     The Company adopted the 401(k) for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k), subject to certain conditions, with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 1999, 1998 and 1997, was $549,000, $430,000 and $282,000,
respectively. The 401(k) does not require a contribution by the Company.

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

     In addition, in June 1999 each non-employee director was awarded an option to acquire 5,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted outside of the Lodgian Stock Option plan.

     On December 18, 1998, the Company re-priced its options. See discussion of impact of pending accounting pronouncement related to stock option repricings in
Note 1.

                         LODGIAN, INC. AND SUBSIDIARIES

     The following table indicates all options granted and their status:

                                                                    OPTION PRICE
                                                            ----------------------------
                                                            NUMBER OF       RANGE PER
                                                              SHARES          SHARE
                                                            ----------   ---------------
Balance December 31, 1996.................................     817,000   $ 4.00 - $16.13
  Granted.................................................     977,700    15.50 -  16.81
  Exercised...............................................     (86,600)    4.00 -  10.75
  Forfeited...............................................     (19,400)    8.63 -  10.75
                                                            ----------   ---------------
Balance December 31, 1997.................................   1,688,700     4.00 -  16.81
                                                            ==========   ===============
  Granted.................................................     755,000              6.13
  Exercised...............................................    (134,900)    4.00 -  16.75
  Forfeited...............................................     (27,900)    8.63 -  16.75
                                                            ----------   ---------------
Balance December 31, 1998.................................   2,280,900     4.00 -   6.13
                                                            ==========   ===============
  Granted.................................................     690,000     4.00 -   7.13
  Exercised...............................................     (30,000)             4.00
  Forfeited...............................................    (425,900)    6.13 -   6.88
                                                            ----------   ---------------
Balance December 31, 1999.................................   2,515,000   $ 4.00 - $ 7.13
                                                            ==========   ===============

     At December 31, 1999, there were 1,118,420 options exercisable. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital. Also at December 31, 1999, there were 125,000 Stock Appreciation Rights exercisable at $6.13 per right.

14. SIGNIFICANT FOURTH QUARTER EVENTS AND OTHER ITEMS

     Asset Impairment. In connection with the adoption of a strategy to reduce its non-core hotel portfolio, the Company identified 26 hotels which are currently being held for sale. In accordance with the requirements of SFAS 121 the Company has recorded a non-cash charge of $38.0 million to reduce the carrying value of these assets to estimated fair value, net of estimated selling costs. For this purpose fair value has been determined to be the amount a willing buyer would pay a willing seller for the individual assets in a current transaction that is other than a forced or liquidation sale.

     Goodwill. The Company initially recorded approximately $11 million of goodwill in connection with the Merger based on its preliminary allocation of the purchase price of Impac. During 1999, the Company revised and finalized its preliminary allocation, resulting in (among other adjustments) a net increase of $9.7 million to the preliminary estimate of goodwill arising from the merger. In addition, since the Company did not have goodwill prior to the Merger, it had not previously adopted an accounting policy for measuring impairment of goodwill prior to the Merger. The Company selected the market value approach to measuring goodwill. Based on asset impairment indicators and market capitalization for the Company's common stock, the Company selected the market value method of accounting for goodwill and recorded a non-cash charge of $20.7 million to write-off the adjusted balance of goodwill.

     Included in other operating expenses in the statement of operations are $12.5 million of unusual expenses as described following:

     Accounting, Systems and Merger Integration. During the fourth quarter the Company incurred substantial incremental fees and expenses primarily related to the final phase of integration of accounting systems from legacy systems used by Servico and Impac to the financial systems used by Lodgian. The total amount either incurred or accrued at December 31, 1999, including severance and a significant provision for

                         LODGIAN, INC. AND SUBSIDIARIES
increased professional fees, approximated $6.4 million. This amount also includes expenses associated with ensuring compliance in the "Y2K" matter.

     Litigation Costs. At December 31, 1999 the Company accrued litigation costs to be incurred related to several of the legal matters described in Note
12. Additionally, the Company incurred other litigation settlement charges during 1999. The aggregate litigation costs either incurred or accrued for these matters aggregated approximately $2.7 million for 1999.

     Audit Matters. During the fourth quarter an unclaimed property audit was initiated by the State of Florida. Additionally, several audits of the Company's compliance with ERISA requirements are in various stages of completion. The provision recorded in the fourth quarter for these and other audit matters was approximately $1.3 million.

     Other. Other expenses, including significant payments to terminate the franchise agreements on two hotels, were approximately $2.1 million.

15. SHAREHOLDER RIGHTS PLAN

     On March 30, 1999, the board of directors adopted a Shareholder Rights Plan and declared one Right on each outstanding share of the Company's common stock. The dividend was paid on April 19, 1999 to stockholders of record on April 14, 1999. Initially the Rights will trade with the common stock of the Company and will not be exercisable. The Right will separate from the common stock and become exercisable upon the occurrence of events typical of shareholder rights plans. In general, such separation will occur when any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's common stock. Thereafter, separate Right Certificates will be distributed and each Right will entitle its holder to purchase one-hundredth of a share of the Company's Participating Preferred Stock for an exercise price of $25. Each one-hundredth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's common stock.

16. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Company's sale of the Notes, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have guaranteed the Company's obligations to pay principal and interest with respect to the Notes. Each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in this note as the "Non-Guarantor Subsidiaries."

     The Company has recorded the fourth quarter charges discussed in Note 2 to the respective Parent, Subsidiary Guarantors and Non-Guarantor Subsidiaries financial statements. However, net charges of $580,000 were recorded at Lodgian's Management Company which is part of the Non-Guarantor Subsidiaries financial statements because the Company does not have sufficient information to allocate these net charges to specific subsidiaries. The Company considers these net amounts to be immaterial to the financial statements herein.

     The following supplemental consolidating condensed financial statements present balance sheets as of December 31, 1999 and 1998 and statements of operations and of cash flows for the years ended December 31, 1999, 1998 and 1997. In the consolidating condensed financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                   SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                         PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents...........  $     59   $   8,054      $   6,531       $     --      $   14,644
  Restricted cash.....................        --          --          4,787             --           4,787
  Accounts receivable, net of
     allowances.......................        --       9,888         17,064             --          26,952
  Other current assets................     2,342       4,195         12,637             --          19,174
                                        --------   ---------      ---------       --------      ----------
          Total current assets........     2,401      22,137         41,019             --          65,557
Property and equipment, net...........        --     580,066        734,075             --       1,314,141
Deposits for capital expenditures.....        --         551          9,711             --          10,262
Investment in consolidated entities...  (208,123)         --             --        208,123              --
Due from (to) affiliates..............   467,811    (188,986)      (278,825)            --              --
Other assets, net.....................       136      18,149         15,732             --          34,017
                                        --------   ---------      ---------       --------      ----------
                                        $262,225   $ 431,917      $ 521,712       $208,123      $1,423,977
                                        ========   =========      =========       ========      ==========
                                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable, trade.............  $     --   $  11,482      $  24,929       $     --      $   36,411
  Accrued liabilities.................        --      22,198         36,261             --          58,459
  Current portion long-term
     obligations......................        --      27,400          8,004             --          35,404
                                        --------   ---------      ---------       --------      ----------
          Total current liabilities...        --      61,080         69,194             --         130,274
Long-term obligations, less current
  portion.............................     3,689     411,651        441,335             --         856,675
Deferred income taxes.................    33,082          --             --             --          33,082
Minority interests:...................
  Preferred redeemable securities.....        --          --        175,000             --         175,000
  Other...............................        --          --          4,404             --           4,404
Stockholders' equity:
  Common stock........................       281          33            440           (473)            281
  Additional paid-in capital..........   262,760      11,933        (31,207)        19,274         262,760
  Retained earnings (accumulated
     deficit).........................   (37,587)    (51,868)      (137,454)       189,322         (37,587)
  Accumulated other comprehensive
     loss.............................        --        (912)            --             --            (912)
                                        --------   ---------      ---------       --------      ----------
          Total stockholders'
            equity....................   225,454     (40,814)      (168,221)       208,123         224,542
                                        --------   ---------      ---------       --------      ----------
          Total liabilities and
            stockholders' equity......  $262,225   $ 431,917      $ 521,712       $208,123      $1,423,977
                                        ========   =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                   SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                         PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents...........  $  1,648   $   6,091     $   11,446       $     --      $   19,185
  Restricted cash.....................        --          --          6,302             --           6,302
  Accounts receivable, net............        --      10,508         14,990             --          25,498
  Other current assets................     3,023       5,322         19,611             --          27,956
                                        --------   ---------     ----------       --------      ----------
          Total current assets........     4,671      21,921         52,349             --          78,941
Property and equipment, net...........        --     527,946        789,524             --       1,317,470
Deposit for capital expenditures......        --       9,881         20,505             --          30,386
Investment in consolidated entities...    74,056          --             --        (74,056)             --
Due from (to) affiliates..............   265,839    (170,489)       (95,350)            --              --
Other assets, net.....................    12,117      29,957         29,050             --          71,124
                                        --------   ---------     ----------       --------      ----------
                                        $356,683   $ 419,216     $  796,078       $(74,056)     $1,497,921
                                        ========   =========     ==========       ========      ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.............  $    132   $  13,611     $   43,510       $     --      $   57,253
  Accrued liabilities.................        --      17,645         32,988             --          50,633
  Current portion long-term
     obligations......................        --         770         35,364             --          36,134
                                        --------   ---------     ----------       --------      ----------
          Total current liabilities...       132      32,026        111,862             --         144,020
Long-term obligations, less current
  portion.............................     7,722     401,691        407,231             --         816,644
Deferred income taxes.................    63,469          --             --             --          63,469
Minority interests:
  Preferred redeemable securities.....        --          --        175,000             --         175,000
  Other...............................        --          --         15,021             --          15,021
Stockholders' equity:
  Common stock........................       278          33            493           (526)            278
  Additional paid-in capital..........   261,976      19,981         (9,576)       (10,405)        261,976
  Retained earnings (accumulated
     deficit).........................    23,106     (32,922)        96,047        (63,125)         23,106
  Accumulated other comprehensive
     loss.............................        --      (1,593)            --             --          (1,593)
                                        --------   ---------     ----------       --------      ----------
          Total stockholders'
            equity....................   285,360     (14,501)        86,964        (74,056)        283,767
                                        --------   ---------     ----------       --------      ----------
          Total liabilities and
            stockholders' equity......  $356,683   $ 419,216     $  796,078       $(74,056)     $1,497,921
                                        ========   =========     ==========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                       SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                             PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------   ----------   -------------   ------------   ------------
                                                                      (IN THOUSANDS)
Revenues:
  Rooms...................................  $     --    $191,765      $232,765        $    --        $424,530
  Food and beverage.......................        --      59,168        80,306             --         139,474
  Other...................................        --      12,156        16,260             --          28,416
                                            --------    --------      --------        -------        --------
         Total revenues...................        --     263,089       329,331             --         592,420
                                            --------    --------      --------        -------        --------
Operating expenses:
  Direct:
    Rooms.................................        --      54,810        66,744             --         121,554
    Food and beverage.....................        --      42,760        59,398             --         102,158
    Other.................................        --       8,092         9,220             --          17,312
  General and administrative..............        --      10,463        14,672             --          25,135
  Depreciation and amortization...........        --      23,408        35,909             --          59,317
  Impairment of long-lived assets.........        --      26,428        11,549             --          37,977
  Write-off of goodwill...................        --          --        20,748             --          20,748
  Severance and other expenses............        --          --           500             --             500
  Other...................................        --      80,265       111,379             --         191,644
                                            --------    --------      --------        -------        --------
         Total operating expenses.........        --     246,226       330,119             --         576,345
                                            --------    --------      --------        -------        --------
                                                  --      16,863          (788)            --          16,075
Other (income) expenses:
  Other expenses (income).................        --           5        (2,826)            --          (2,821)
  Interest expense........................        --      37,009        40,400             --          77,409
  Equity in (loss) of consolidated
    subsidiaries..........................   (73,038)         --            --         73,038              --
Minority interests:
  Preferred redeemable securities.........        --          --        13,224             --          13,224
  Other...................................        --          --         1,300             --           1,300
                                            --------    --------      --------        -------        --------
(Loss) income before income taxes and
  extraordinary item......................   (73,038)    (20,151)      (52,886)        73,038         (73,037)
(Benefit) provision for income taxes......   (29,215)     (8,060)      (12,034)        29,215         (20,094)
                                            --------    --------      --------        -------        --------
(Loss) income before extraordinary item...   (43,823)    (12,091)      (40,852)        43,823         (52,943)
Extraordinary item net of tax.............        --      (6,034)       (1,716)            --          (7,750)
                                            --------    --------      --------        -------        --------
         Net (loss) income................  $(43,823)   $(18,125)     $(42,568)       $43,823        $(60,693)
                                            ========    ========      ========        =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                              SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                    PARENT    GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                   --------   ----------   -------------   ------------
                                                                      (IN THOUSANDS)
Net cash flows operating activities..............  $(77,765)  $  50,084      $  92,777      $  65,096
Investing activities:
  Acquisitions of property and equipment.........        --          --         (1,929)        (1,929)
  Capital improvements, net......................        --    (101,768)       (17,157)      (118,925)
  Net deposits for capital expenditures..........        --       9,330         10,794         20,124
  Purchase of minority interests.................        --          --        (10,200)       (10,200)
  Net proceeds from sale of assets...............        --          --         22,068         22,068
                                                   --------   ---------      ---------      ---------
Net cash flows from investing activities.........         0     (92,438)         3,576        (88,862)
                                                   --------   ---------      ---------      ---------
Financing activities:
  Proceeds from issuance of long-term
     obligations.................................        --     452,600         34,921        487,521
  Principal payments of long-term obligations....    (4,033)   (416,010)       (28,177)      (448,220)
  Proceeds from issuance of common stock.........        --          --            120            120
  Proceeds from related parties, net.............    80,209      18,497        (98,706)            --
  Distributions to minority interest.............        --          --         (1,717)        (1,717)
  Payment of deferred loan costs.................        --     (10,770)        (7,709)       (18,479)
                                                   --------   ---------      ---------      ---------
Net cash flows from financing activities.........    76,176      44,317       (101,268)        19,225
                                                   --------   ---------      ---------      ---------
Change in cash and cash equivalents..............    (1,589)      1,963         (4,915)        (4,541)
Cash and cash equivalents at beginning of
  period.........................................     1,648       6,091         11,446         19,185
                                                   --------   ---------      ---------      ---------
Cash and cash equivalents at end of period.......  $     59   $   8,054      $   6,531      $  14,644
                                                   ========   =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Revenues:
  Rooms.................................  $    --    $118,041      $149,821         $   --        $267,862
  Food and beverage.....................       --      42,849        64,485             --         107,334
  Other.................................       --       9,633        10,385             --          20,018
                                          -------    --------      --------         ------        --------
          Total revenues................       --     170,523       224,691             --         395,214
                                          -------    --------      --------         ------        --------
Operating expenses:
  Direct:
     Rooms..............................       --      34,001        41,315             --          75,316
     Food and beverage..................       --      32,891        48,752             --          81,643
  General and administrative............      527          --         9,553             --          10,080
  Other.................................      435      63,174        66,341             --         129,950
  Depreciation and amortization.........       --      12,550        18,564             --          31,114
  Severance and other expenses..........       --          --         3,400             --           3,400
                                          -------    --------      --------         ------        --------
          Total operating expenses......      962     142,616       187,925             --         331,503
                                          -------    --------      --------         ------        --------
                                             (962)     27,907        36,766             --          63,711
Other income (expenses):
  Other income..........................    2,864          --        (2,036)            --             828
  Other expenses........................       --     (29,033)       (2,459)            --         (31,492)
  Interest expense......................   (1,557)    (16,079)      (12,742)            --         (30,378)
  Equity in (loss) of consolidated
     subsidiaries.......................   (5,587)         --            --          5,587              --
Minority interests:
  Preferred redeemable securities.......       --          --        (6,475)            --          (6,475)
  Other.................................       --          --        (1,436)            --          (1,436)
                                          -------    --------      --------         ------        --------
(Loss) income before income taxes and
  extraordinary item....................   (5,242)    (17,205)       11,618          5,587          (5,242)
(Benefit) provision for income taxes....   (2,097)     (6,882)        4,647          2,235          (2,097)
                                          -------    --------      --------         ------        --------
(Loss) income before extraordinary
  items.................................   (3,145)    (10,323)        6,971          3,352          (3,145)
Extraordinary items, net of taxes.......       --          --        (2,076)            --          (2,076)
                                          -------    --------      --------         ------        --------
          Net (loss) income.............  $(3,145)   $(10,323)     $  4,895         $3,352        $ (5,221)
                                          =======    ========      ========         ======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                              SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                    PARENT    GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                   --------   ----------   -------------   ------------
                                                                      (IN THOUSANDS)
Net cash flows from operating activities.........  $ 32,601   $   9,529      $ (12,829)     $  29,301
Investing activities:
  Acquisitions of property and equipment.........        --     (56,589)       (11,128)       (67,717)
  Capital improvements, net......................        --     (47,434)       (71,233)      (118,667)
  Other..........................................        --      25,467        (21,607)         3,860
                                                   --------   ---------      ---------      ---------
Net cash flows from investing activities.........        --     (78,556)      (103,968)      (182,524)
Financing activities:
  Proceeds from issuance of long-term
     obligations.................................     6,657     251,662        341,965        600,284
  Principal payments of long-term obligations....        --    (162,937)      (227,089)      (390,026)
  Other..........................................   (51,818)    (15,418)        14,143        (53,093)
                                                   --------   ---------      ---------      ---------
          Net cash flows from financing
            activities...........................   (45,161)     73,307        129,019        157,165
                                                   --------   ---------      ---------      ---------
Change in cash and cash equivalents..............   (12,560)      4,280         12,222          3,942
Cash and cash equivalents at beginning of year...    14,208       1,811           (776)        15,243
                                                   --------   ---------      ---------      ---------
          Cash and cash equivalents at end of
            year.................................  $  1,648   $   6,091      $  11,446      $  19,185
                                                   ========   =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                   SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                         PARENT    GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
                                                                   (IN THOUSANDS)
Revenues:
  Rooms................................  $    --    $62,618        $117,338        $     --       $179,956
  Food and beverage....................       --     24,629          55,706              --         80,335
  Other................................       --      5,135          11,231              --         16,366
                                         -------    -------        --------        --------       --------
          Total revenues...............       --     92,382         184,275              --        276,657
                                         -------    -------        --------        --------       --------
Operating expenses:
  Direct:
     Rooms.............................       --     17,338          32,270              --         49,608
     Food and beverage.................       --     18,911          42,008              --         60,919
  General and administrative...........      424         --           8,549              --          8,973
  Other................................      283     31,694          56,059              --         88,036
  Depreciation and amortization........       --      8,022          15,001              --         23,023
                                         -------    -------        --------        --------       --------
          Total operating expenses.....      707     75,965         153,887              --        230,559
                                         -------    -------        --------        --------       --------
                                            (707)    16,417          30,388              --         46,098
Other income (expenses):
  Other income.........................    1,928     (6,850)          6,642              --          1,720
  Interest expense.....................       (8)    (9,972)        (15,929)             --        (25,909)
  Equity in earnings of consolidated
     subsidiaries......................   19,736         --              --         (19,736)            --
Minority interests.....................       --         --            (960)             --           (960)
                                         -------    -------        --------        --------       --------
Income (loss) before income taxes and
  extraordinary item...................   20,949       (405)         20,141         (19,736)        20,949
Provision (benefit) for income taxes...    8,380       (162)          8,056          (7,895)         8,379
                                         -------    -------        --------        --------       --------
Income (loss) before extraordinary
  item.................................   12,569       (243)         12,085         (11,841)        12,570
Extraordinary item, net of taxes.......       --         --          (3,751)             --         (3,751)
                                         -------    -------        --------        --------       --------
          Net income (loss)............  $12,569    $  (243)       $  8,334        $(11,841)      $  8,819
                                         =======    =======        ========        ========       ========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                                              SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                   PARENT     GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ---------   ----------   -------------   ------------
                                                                     (IN THOUSANDS)
Net cash flows from operating activities........  $(152,267)  $ 118,520      $  75,768      $  42,021
Investing activities:
  Acquisitions of property and equipment........         --    (118,700)       (24,706)      (143,406)
  Capital improvements, net.....................         --     (11,007)       (37,245)       (48,252)
  Other.........................................         --     (23,420)        (5,588)       (29,008)
                                                  ---------   ---------      ---------      ---------
          Net cash flows from investing
            activities..........................         --    (153,127)       (67,539)      (220,666)
Financing activities:
  Proceeds from issuance of long-term
     obligations................................         --      64,989        126,571        191,560
  Principal payments of long-term obligations...     (6,387)    (26,644)      (134,616)      (167,647)
  Proceeds from issuance of common stock........    156,638          --             --        156,638
  Other.........................................        (31)     (2,749)        (3,356)        (6,136)
                                                  ---------   ---------      ---------      ---------
          Net cash flows from financing
            activities..........................    150,220      35,596        (11,401)       174,415
                                                  ---------   ---------      ---------      ---------
Change in cash and cash equivalents.............     (2,047)        989         (3,172)        (4,230)
Cash and cash equivalents at beginning of
  year..........................................     16,255         822          2,396         19,473
                                                  ---------   ---------      ---------      ---------
          Cash and cash equivalents at end of
            year................................  $  14,208   $   1,811      $    (776)     $  15,243
                                                  =========   =========      =========      =========

17. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The Company's independent auditors' report on these financial statements indicates that they do not believe that the Company's internal controls for the preparation of interim financial information were sufficient to provide them an adequate basis to complete a review in accordance with standards established by the American Institute of Certified Public Accountants of the selected 1999 quarterly financial data, set forth below. As discussed in Notes 2 and 14, the Company completed a reconciliation process in the fourth quarter that resulted in a net charge of approximately $15.5 million. Of this $15.5 million, the Company believes approximately $7.2 million of the net charges are appropriately recorded in the fourth quarter. The remaining $8.3 million relates to previous quarters; however, the Company does not have sufficient information to determine the applicable quarter.

     The following table summarizes the unaudited quarterly financial data:

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Year Ended December 31, 1999
Revenues..............................................  $135,804   $159,863   $156,020   $140,733
Impairment of long-lived assets.......................        --         --         --     37,977
Write-off of goodwill.................................        --         --         --     20,748
Income (loss) before extraordinary item...............    (2,442)     9,241      6,252    (65,994)
Loss on early extinguishment of debt, net of income
  taxes of $4,914.....................................                          (6,336)    (1,414)
Net income (loss).....................................    (2,442)     9,241        (84)   (67,408)
Earnings (loss) per share:
  Income (loss) before extraordinary item.............     (0.09)      0.34       0.23      (2.37)
  Extraordinary item..................................        --         --      (0.23)      (.05)
                                                        --------   --------   --------   --------
  Net income (loss)...................................     (0.09)      0.34         --      (2.42)
                                                        ========   ========   ========   ========
Earnings (loss) per share -- assuming dilution:
  Income (loss) before extraordinary item.............     (0.09)      0.32       0.23      (2.37)
  Extraordinary item..................................        --         --      (0.23)      (.05)
                                                        --------   --------   --------   --------
          Net income (loss)...........................     (0.09)      0.32         --      (2.42)
                                                        ========   ========   ========   ========
Year Ended December 31, 1998
Revenues..............................................  $ 82,881   $102,388   $101,360   $108,585
Income before extraordinary item......................     2,996      7,323    (13,715)       251
Loss on early extinguishment of debt, net of income
  taxes of $2,500.....................................        --     (1,095)       (47)      (934)
Net income (loss).....................................     2,996      6,228    (13,762)      (683)
Earnings (loss) per share:
  Income (loss) before extraordinary item.............       .14        .35       (.71)       .01
  Extraordinary item..................................        --       (.05)        --       (.05)
                                                        --------   --------   --------   --------
  Net income (loss)...................................       .14        .30       (.71)      (.03)
                                                        ========   ========   ========   ========
Earnings (loss) per share -- assuming dilution:
  Income (loss) before extraordinary item.............       .14        .34       (.71)       .01
  Extraordinary item..................................        --       (.05)        --       (.05)
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $    .14   $    .29   $   (.71)  $   (.03)
                                                        ========   ========   ========   ========

18. SUBSEQUENT EVENTS

     The Company was unable to deliver its 1999 annual audited and first quarter of 2000 unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of the second quarter of 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $25 million on or prior to June 30, 2001, (iii) an additional $25 million on or prior to December 31, 2001 and (iv) an additional $25 million on or prior to June 30, 2002. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million.

     During the first seven months of 2000, the Company completed the sale of five hotels and an office building. These sales were in accordance with the Company's strategic plan, adopted at the end of 1999, to reduce the size of the Company's non-core hotel portfolio. Gross proceeds from these transactions aggregated $34.6 million and the Company expects to report a pre-tax gain of approximately $3.7 million. The Company applied $6.0 million of the net proceeds to reduce debt and the balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel. In addition, the Company signed a contract in May 2000 to sell a hotel in the Eastern United States. On July 17, 2000, a $100,000 escrow deposit provided by the buyer became non-refundable. The closing date is estimated to be September 15, 2000. If the transaction closes, the gross proceeds will aggregate approximately $5.8 million and the Company will report a pretax gain of approximately $500,000. The net proceeds will be used to reduce debt. All of these properties were classified as held for sale as of December 31, 1999.

     Pursuant to a strategy adopted in 2000 to reduce the level of overall debt, the Company, in addition to its plan to sell certain of its non-core hotel portfolio is considering the sale of certain of its core hotel portfolio. In connection with this strategy, the Company signed a contract in June 2000 to sell ten hotels, principally located in the Western United States. On July 14, 2000, a $2.0 million escrow deposit provided by the buyer became non-refundable. The closing date is estimated to be August 31, 2000. If the transaction closes, the gross proceeds will aggregate approximately $132 million and the Company will report a pre-tax loss of approximately $50 million. On July 25, 2000, the Company reached an agreement in principle for a new loan commitment with the lender which had been providing credit facilities of $213 million at December 31, 1999. The new loan commitment will allow the Company to proceed with the closing of the sale of the hotels discussed above. If the hotel sale transaction closes, approximately $106 million of net proceeds will be used to reduce the debt owed to this lender and approximately $3 million to "break" the interest rate lock agreement discussed in Note 6 will be paid the lender. The balance owed this lender of approximately $107 million will be converted to a floating rate facility due in 2003. The new loan will provide increased flexibility for the sale of hotel assets. The balance of the net proceeds from the sale of the ten hotels, if the transaction closes, will substantially be used to reduce other debt.

     In January 2000, the Company retained an investment banker to review strategic alternatives. These activities have produced, among other things, potential hotel sale transactions that the Company is exploring in addition to those discussed above. Certain of these transactions include hotels other than those identified for sale at the end of 1999. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and, the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. Essentially all of the net proceeds from any completed sales will be used to reduce debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of the directors and the executive officers of the Company, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                        AGE                  POSITION WITH LODGIAN
----                        ----                 ---------------------
Directors whose terms
  expire in 2000:
  John M. Lang............   45    Director and Member of the Office of the Chairman
                                   of the Board
  Michael A. Leven........   62    Director and Member of the Office of the Chairman
                                   of the Board
Directors whose terms
  expire in 2001:
  Robert S. Cole..........   38    Director, Chief Executive Officer and President
  Richard H. Weiner.......   50    Director
Directors whose terms
  expire in 2002:
  Peter R. Tyson..........   53    Director
  Joseph C. Calabro.......   49    Director and Chairman of the Office of the
                                   Chairman of the Board
Executive officers who are
  not directors:
  Karyn Marasco...........   42    Chief Operating Officer and Executive Vice
                                   President
  Thomas R. Eppich........   48    Chief Financial Officer

     ROBERT S. COLE has been the Chief Executive Officer and President of the Company since the Merger. From 1990 until the Merger, Mr. Cole was the President of Impac and its predecessors and affiliates. Prior to that time, he held a variety of general manager positions in hotels throughout the United States.

     KARYN MARASCO has been the Chief Operating Officer and Executive Vice President of the Company since the Merger. From 1997 until the Merger, Ms. Marasco was the Chief Operating Officer and Executive Vice President of Servico. Prior to such time, Ms. Marasco was affiliated with Westin Hotels & Resorts for 18 years. Most recently, Ms. Marasco served as Westin's Area Managing Director, based in Chicago.

     THOMAS R. EPPICH has been the Chief Financial Officer for Lodgian, Inc. since June 1, 2000. Mr. Eppich is also currently affiliated with Jay Alix & Associates, a turnaround and restructuring financial consulting firm. During 1997 and 1998, Mr. Eppich was affiliated with Questor Management Company and during 1995 and 1996 was a Vice President of Questor Management Company. Questor Management Company manages the Questor Partners Funds, which invest in troubled and underperforming companies. Mr. Eppich possesses more than 25 years of public accounting, auditing and financial consulting experience.

     JOSEPH C. CALABRO has been a director of Lodgian since the Merger, is currently Chairman of the Office of the Chairman of the Board and was a director of Servico from August 1992 until the Merger. Mr. Calabro has been a principal of Joseph C. Calabro, C.P.A., a Devon, Pennsylvania accounting firm, since 1982. Mr. Calabro has also been an officer and director of Bibsy Corporation, which previously owned and operated a Holiday Inn hotel in Bensalem, Pennsylvania, since 1971.

     JOHN M. LANG has been a director of Lodgian since the Merger. Mr. Lang is the President of Lang Capital Partners, LLC, a private venture investment firm based in Atlanta, Georgia. From June 1996 until May 1998, Mr. Lang served as Chief Executive Officer of ProTrust Capital, Inc. ("ProTrust"), a private investment firm based in Atlanta, Georgia. Mr. Lang is a member of ProTrust Holdings, LLC, ProTrust

Holdings II, LLC, Hotel Investors, LLC and ProTrust Equity Partners, LLC. Each of these private equity partnerships made investments in hotels acquired or developed by Impac. Prior to joining ProTrust in June 1996, Mr. Lang, an attorney, was the managing partner of Reece & Lang, P.S.C., a London, Kentucky law firm with offices in Atlanta.

     MICHAEL A. LEVEN has been a director of Lodgian since the Merger and was a director of Servico from August 1997 until the Merger. From October, 1995 until June 2000, Mr. Leven served as President, Chairman and Chief Executive Officer of US Franchise Systems, Inc., which sells franchises for Hawthorne Suites, Best Inns and Microtel Inns hotel brands. Since June 2000, Mr. Leven has been Chairman and Chief Executive Officer of US Franchise Systems, Inc. From October 1990 until September 1995, Mr. Leven was President and Chief Operating Officer of Holiday Inn Worldwide.

     PETER R. TYSON has been a director of Lodgian since the Merger and was a director of Servico from August 1992 until the Merger. From December 1990 to the present, Mr. Tyson has been President of Peter R. Tyson & Associates, Inc., a firm offering consulting services to clients in the hospitality industry. Prior to forming Peter R. Tyson & Associates, Inc., Mr. Tyson was the partner-in-charge of the hospitality industry consulting practice in the Philadelphia office of the accounting and consulting firm of Laventhol & Horwath, with which he was associated for 20 years.

     RICHARD H. WEINER has been a director of Lodgian since the Merger and was a director of Servico from August 1992 until the Merger. Mr. Weiner is a senior partner in the Albany, New York law firm of Cooper, Erving, Savage, Nolan & Heller, where he has practiced law since 1975.

     A. Director Compensation

     Lodgian pays non-executive Board members a $24,000 total annual retainer, as well as fees of $1,500 per board meeting, $1,000 per board committee meeting, and $500 per telephonic board or board committee meeting. This amount is payable in either cash or stock of the Company or a combination of both at the discretion of the Director. In addition, Mr. Joseph C. Calabro, in lieu of the normal annual retainer and per meeting fees, is receiving annual director compensation of $100,000 for services rendered to Lodgian in his capacity as Chairman of the Office of the Chairman of the Board. Mr. Robert Cole, as an executive officer of the Company, received no compensation for serving as a member of Lodgian's Board.

     Lodgian also reimbursed directors for expenses associated with attending Board and committee meetings of the respective companies.

     Under the Company's Stock Option Plan, each non-employee director is automatically granted, on the date such director's term of office commences and each year thereafter on the day following any annual meeting of stockholders (as long as such director's term as a director is continuing for the ensuing year), an option to acquire 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted to non-employee directors become exercisable upon grant.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's executive officers other than the Chief Executive Officer during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                        ANNUAL COMPENSATION           ----------------
                                                -----------------------------------        AWARDS
                                                                           OTHER      ----------------
                                                                           ANNUAL        SECURITIES      ALL OTHER
                                                                          COMPEN-        UNDERLYING       COMPEN-
NAME AND PRINCIPAL POSITION              YEAR   SALARY ($)   BONUS ($)   SATION ($)   OPTIONS/SARS(5)    SATION(6)
---------------------------              ----   ----------   ---------   ----------   ----------------   ---------
Robert S. Cole(1)......................  1999    293,524           --          --               --              --
  Chief Executive Officer and President  1998     17,308           --          --          185,000              --
Karyn Marasco(2).......................  1999    257,862      121,000          --               --              --
  Chief Operating Officer and Executive  1998    235,000      100,000          --               --          20,106
  Vice President                         1997    137,269       60,000          --          125,000              --
Kenneth R. Posner(3)...................  1999    159,812      180,000          --          400,000           4,791
  Chief Financial Officer and Executive
  Vice President
Lawrence Carballo(4)...................  1999    137,581                       --               --              --
  Vice President, Corporate Controller   1998    128,000       40,000          --               --             419
  and Treasurer                          1997    118,519       40,000          --           20,000           4,750

---------------

(1) Mr. Cole has served as Chief Executive Officer and President since December 11, 1998.
(2) Ms. Marasco's employment with Servico began in May 1997.
(3) Mr. Posner served as Executive Vice President and Chief Financial Officer of Lodgian from April 27, 1999 until June 1, 2000. Since June 1, 2000 he has continued to serve as Executive Vice President.
(4) Mr. Carballo served as Interim Chief Financial Officer of Lodgian from March 1, 1999 until April 27, 1999. Thereafter, Mr. Carballo was appointed Vice
    President and Corporate Controller. In November   , 1999, Mr. Carballo was
    appointed Treasurer. Mr. Carballo resigned from the Company effective February 11, 2000.
(5) Represents the number of shares of common stock underlying the options/SARs.
(6) Each item included in this column represents a contribution made by Lodgian under its 401(k) Plan on behalf of the named executive based on such executive's annual elective pre-tax deferred contribution (included under Salary) to such plan, except for Ms. Marasco, whose figure also includes a relocation allowance of $19,687 and Mr. Posner whose figure includes a relocation allowance of $4,791.

     B. Stock Option Plan

     The Company's Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Internal Revenue Code") and non-qualified stock options not intended to meet the requirements of Section 422A of the Internal Revenue Code. The plan is administered by a committee of the Board of Directors which, subject to the terms of the plan, determines to whom grants are made and the vesting, timing and amounts of such grants.

     The following table sets forth information concerning stock option grants made during 1999 to the executive officers named in the "Summary Compensation Table," including the potential realizable value of each grant assuming that the market value of the Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%, in each case compounded annually over the term of the option. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustration purposes only and are not intended to predict future prices of the Common Stock. The actual future value of the options will depend on the market value of the Common Stock.

                    STOCK OPTION GRANTS IN FISCAL YEAR 1999

                                                INDIVIDUAL GRANTS
                               ----------------------------------------------------    POTENTIAL REALIZABLE
                                NUMBER OF      PERCENT OF                             VALUE AT ASSUMED ANNUAL
                                SECURITIES        TOTAL                                RATES OF STOCK PRICE
                                UNDERLYING    OPTIONS/SARS    EXERCISE                APPRECIATION FOR OPTION
                               OPTIONS/SARS    GRANTED TO      PRICE     EXPIRATION   -----------------------
                                 GRANTED      EMPLOYEES (%)    ($/SH)       DATE        5% ($)      10% ($)
                               ------------   -------------   --------   ----------   ----------   ----------
Kenneth R. Posner............     400,000           58%        $5.00        4/9/09    1,257,789    3,187,485

     The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1999, under Lodgian's Stock Option Plan held by the executive officers named in the "Summary Compensation Table."

                     STOCK OPTION EXERCISES IN FISCAL YEAR
                     1999 AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                            OPTIONS/SARS HELD AT         THE-MONEY OPTIONS/SARS
                                                                             FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)(1)
                                           ACQUIRED ON       VALUE       ---------------------------   ---------------------------
NAME AND POSITION DURING 1999 FISCAL YEAR  EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------------------  ------------   ------------   -----------   -------------   -----------   -------------
Robert S. Cole........................         --             --            37,000        148,000          --             --
  President and Chief Executive Officer
Karyn Marasco.........................         --             --            87,500         50,000          --             --
  Chief Operating Officer and Executive
  Vice President
Kenneth R. Posner.....................         --             --           400,000             --          --             --
  Chief Financial Officer and Executive
  Vice President
Lawrence Carballo.....................         --             --            23,000         10,000          --             --
  Vice President, Corporate Controller
  and Treasurer

---------------

(1) The value of unexercised in-the-money options/SARs represents the number of options/SARs held at year-end 1999 multiplied by the difference between the exercise price and $5.00, the closing price of Lodgian's Common Stock at year-end 1999.

     C. Employment Agreements and Termination of Employment

  Employment Agreements

     ROBERT COLE entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer, as of December 11, 1998. The employment agreement provided for a base salary subject to increases and bonuses, in each case, at the discretion of the Board of Directors. The base salary paid to Mr. Cole during 1999 was $293,524. Mr. Cole also receives paid health insurance, paid disability insurance and is entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Cole is entitled to a minimum of four weeks paid vacation annually. Mr. Cole's employment agreement contains provisions for payments to Mr. Cole in the event of a change in control, as described more fully under "-- Arrangements Regarding Termination of Employment and Changes of Control."

     KARYN MARASCO entered into a three-year employment agreement with Servico relating to her employment as Executive Vice President and Chief Operating Officer of Servico on May 2, 1997. On November 24, 1998, the agreement was extended for a period of one year and on July 28, 2000 was extended through September 2002. This agreement was assumed by Lodgian and is still in effect. The employment agreement provides for a base salary of $257,862 subject to increases and bonuses in the discretion of the Board. Ms. Marasco is also entitled to receive the benefits offered other executive officers. Pursuant to the terms of her employment agreement, Ms. Marasco was granted options to acquire 50,000 shares of Lodgian Common Stock with options with respect to 10,000 of such shares vesting immediately and 10,000 vesting annually. The employment agreement is terminable upon 30 days notice but in the event Ms. Marasco is terminated other than "for Cause," as defined in the agreement, she will be entitled to her base salary and benefits under the agreement for the greater of the unexpired term or one year.

     KENNETH R. POSNER entered into an agreement with Lodgian relating to his employment as an Executive Vice President and Chief Financial Officer as of April 9, 1999 and effective as of April 27, 1999. The employment agreement provides for a base salary of $250,000. For the calender year 1999, Mr. Posner was guaranteed a bonus equal to one hundred percent (100%) of his prorated base salary. Thereafter, any bonus payments are at the discretion of the Board of Directors. Mr. Posner is also entitled to receive the benefits offered to other executive officers. Pursuant to the terms of his employment agreement, Mr. Posner was granted options to acquire 400,000 shares of Lodgian Common Stock. The options vest twenty percent (20%) per year over five years. In the event Mr. Posner is terminated other than "for Cause", as defined in the agreement, he will be entitled to receive his base salary, plus a percentage of his bonus, under the agreement for the greater of the unexpired term or one year.

     On June 30, 2000 Mr. Posner entered into an Amendment to Employment Agreement and Release with Lodgian whereby Mr. Posner agreed to resign as Executive Vice President as of July 30, 2000. Mr. Posner also agreed to complete work on the 1999 Form 10-K for the Company. The Company agreed to pay Mr. Posner his salary through July 30, 2000 and thereafter pay Mr. Posner $250,000. All unvested options granted to Mr. Posner on April 9, 1999 vested on July 30, 2000. The Company and Mr. Posner released one another from all claims arising out of Mr. Posner's employment with the Company.

  Arrangements Regarding Termination of Employment and Changes of Control

     The employment agreement between Lodgian and Mr. Cole provides for payments to Mr. Cole in an amount equal to two and one-half times his annual base compensation, less any other cash severance payments contractually owed to him by Lodgian, in the event that there is either a change in the majority of the Board of Directors or the acquisition by any individual or group of in excess of 50% of Lodgian's outstanding Common Stock, and the duties or responsibilities of Mr. Cole are materially diminished within 24 months thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of Common Stock as of July 24, 2000, by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock as of July 24, 2000, (ii) each of the members of the Company's Board of Directors, (iii) each of the Company's current executive officers named in the "Summary Compensation Table" under "Executive Compensation" below, and (iv) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                                             SHARES OF COMMON STOCK   PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER AND ADDRESS OF 5% BENEFICIAL OWNER  BENEFICIALLY OWNED(1)     BENEFICIALLY OWNED(2)
-----------------------------------------------------------  ----------------------   -----------------------
BENEFICIAL OWNERS OF 5% OR MORE OF OUTSTANDING COMMON
  STOCK:
William J. Yung.........................................            4,191,800(3)                14.5%
  207 Grandview Drive
  Fort Mitchell, KY 41017
Dimensional Fund Advisors...............................            1,556,300(4)                 5.4%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
DIRECTORS:
Robert S. Cole..........................................              724,672(5)                 2.5%
Joseph C. Calabro.......................................              276,360(6)                   *
John M. Lang............................................              368,472(7)                 1.3%
Michael A. Leven........................................               40,724(8)                   *
Peter R. Tyson..........................................               61,316(9)                   *
Richard H. Weiner.......................................               60,100(10)                  *
NON-DIRECTOR EXECUTIVE OFFICERS:
Karyn Marasco...........................................               90,200(11)                  *
Kenneth R. Posner.......................................              420,000(12)                1.5%
Lawrence Carballo.......................................               23,000(13)                  *
All directors and executive officers as a group (nine
  persons)..............................................            2,064,844(14)                7.2%

---------------

   * Represents less than 1%.
 (1) This number does not include those shares of Lodgian to be distributed upon conversion of Servico shares and Impac units pursuant to the Merger which have as yet not been converted.
 (2) Ownership percentages are based on 28,126,591 shares of Common Stock outstanding as of July 24, 2000 and options to purchase 762,500 shares of Common Stock currently exercisable by the named individual or group.
 (3) William J. Yung filed a Schedule 13 D/A dated July 14, 2000 with the SEC reporting beneficial ownership of 4,191,800 shares of Common Stock. Mr. Yung may be deemed to be the indirect beneficial owner of and have shared voting and dispositive power with respect to (i) the 2,598,100 Shares held by Edgecliff Holdings, LLC by virtue of his indirect control of Edgecliff Holdings, LLC and (ii) the 1,593,700 Shares held by Casuarina Cayman Holdings, Ltd. by virtue of his direct control of Casuarina.
 (4) Dimensional Fund Advisors filed a Schedule 13G dated February 3, 2000 with the SEC reporting ownership of 1,556,300 shares of Common Stock with sole voting and dispositive power with respect to such shares.
 (5) Includes currently exercisable options to purchase 37,000 shares of Common Stock.
 (6) Includes currently exercisable options to purchase 60,000 shares.
 (7) The shares in the table above do not include: (i) shares beneficially held by ProTrust Properties IV, Ltd., ProTrust Properties V, Ltd., Hotel Investors, L.P., and ProTrust Equity Growth Fund I, L.P. (collectively, the "Entities"), from which, as of June 8, 1999, Mr. Lang resigned his position as manager, and the shares held by which were formerly deemed to be beneficially owned by him; and (ii) shares beneficially owned by Hotel Capital II, LLC, a limited liability company whose manager, with sole voting and dispositive power, is Robert H. Woods (a partner in Lang Capital Partners, LLC), with respect to which Mr. Lang is not a member or manager, and does not have voting or dispositive power with respect to those shares; therefore, such shares are not included in Mr. Lang's beneficial ownership. Includes currently exercisable options to purchase 5,000 shares.
 (8) Includes currently exercisable options to purchase 30,000 shares of Common Stock and 5,700 shares owned by Mr. Leven's spouse.

 (9) Includes currently exercisable options to purchase 60,000 shares of Common Stock.
(10) Includes currently exercisable options to purchase 60,000 shares of Common Stock.
(11) Includes currently exercisable options to purchase 87,500 shares of Common Stock.
(12) Includes currently exercisable options to purchase 400,000 shares of Common Stock.
(13) Includes currently exercisable options to purchase 23,000 shares of Common Stock.
(14) Includes currently exercisable options to purchase 762,500 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following parties had a direct or indirect material interest in transactions with the Company since the beginning of its most recently completed fiscal year and such transactions are described below.

     Mr. Cole is a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of 4% of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries will have no further obligations under the agreement after the Merger other than the payment of up to a 4% development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquires or develops any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount, Mr. Cole received $225,000.

     IHD had contracted with Elegant Interiors, LLC ("Elegant"), an entity wholly owned by Sheila Lang (the spouse of John M. Lang) to provide interior design consulting services. In the event IHD, or its assignee, receives payment of the above-referenced development fees, IHD, or its assignee, will pay Elegant accrued consulting fees (not to exceed $250,000) with respect to any of the hotels or properties identified in the merger agreement as being in Impac's acquisition pipeline. On January 3, 2000, Impac Design Company, LLC, the assignee of IHD satisfied its obligations under this agreement.

     Mr. Cole has been a 7% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company manages this hotel in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3% of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. The Company earned fees of $69,300, $60,000 and $55,800 during 1999, 1998 and 1997, respectively.

     D. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires Lodgian's directors, executive officers and 10% stockholders to file reports of ownership and reports of changes in ownership of Lodgian's Common Stock and other equity securities with the SEC and the NYSE. Directors, executive officers and 10% stockholders are required to furnish Lodgian with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, Lodgian believes that during 1999, Lodgian's directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

     E. Compensation Committee Interlocks and Insider Participation

     During 1999, the following directors served on the Compensation Committee of the Board of Directors: John Lang, Michael A. Leven, Peter R. Tyson and Richard H. Weiner. None of such persons is or has been an executive officer of the Company, and no interlocking relationships exist between any such person and the directors or executive officers of any other Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL

STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as part of this report:

     (1) Consolidated Financial Statements

        The consolidated financial statements listed below together with the report thereon of the independent auditors dated July 14, 2000, are included in this report for Item 8 and is incorporated by reference herein.

           Consolidated Balance Sheets as of December 31, 1999 and 1998.

           Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

     (2) Financial Statement Schedule

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

     (3) Exhibits

        The information called for by this paragraph is contained in the Exhibits Index of this report which is incorporated herein by reference.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Lodgian, Inc.

     We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (formerly known as Servico, Inc) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The selected quarterly financial data included in Note 17 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal controls for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lodgian, Inc. (formerly known as Servico, Inc.) and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Atlanta, Georgia
July 14, 2000,
except for Note 18,
as to which the date is July 31, 2000

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 1.1      --   Purchase Agreement, dated June 9, 1998, by Lodgian Capital
               Trust I and NationsBanc Montgomery Securities LLC(h)
 2.1      --   Amended and Restated Agreement and Plan of Merger (the
               "Merger Agreement") among Lodgian, Inc., Servico, Inc, Impac
               Hotel Group, L.L.C., SHG-S Sub, Inc., SHG-I Sub, L.L.C.,
               P-Burg Lodging Associates, Inc., SHG-II Sub, Inc., Hazard
               Lodging Associates, Inc., SHG-III Sub, Inc., Memphis Lodging
               Associates, Inc., SHG-IV Sub, Inc., Delk Lodging Associates,
               Inc., SHG-V Sub, Inc., Impac Hotel Development, Inc., SHG-VI
               Sub, Inc., Impac Design and Constructions, Inc., SHG-VII
               Sub, Inc., Impac Hotel Group, Inc. and SHG-VIII Sub, Inc.,
               dated as of July 22, 1998.(a)
 2.2      --   Amendment to the Merger Agreement, dated as of September 16,
               1998 (incorporated by reference to Servico's Form 8-K filed on September 17, 1998 (SEC File No. 001-11342)).
 3.1.1    --   Restated Certificate of Incorporation of Lodgian, Inc.(a)
 3.1.2    --   Amended Restated Bylaws of Lodgian, Inc.(e)
 3.2.1    --   Certificate of Incorporation of Lodgian Financing Corp.(f)
 3.2.2    --   Bylaws of Lodgian Financing Corp.(f)
 3.3.1    --   Amended and Restated Articles of Incorporation of Dothan
               Hospitality 3053, Inc.(f)
 3.3.2    --   Bylaws of Dothan Hospitality 3053, Inc.(f)
 3.4.1    --   Amended and Restated Articles of Incorporation of Dothan
               Hospitality 3071, Inc.
 3.4.2    --   Bylaws of Dothan Hospitality 3071, Inc.(f)
 3.5.1    --   Amended and Restated Articles of Incorporation of Gadsden
               Hospitality, Inc.(f)
 3.5.2    --   Bylaws of Gadsden Hospitality, Inc.(f)
 3.6.1    --   Amended and Restated Articles of Incorporation of Sheffield
               Motel Enterprises, Inc.(f)
 3.6.2    --   Bylaws of Sheffield Motel Enterprises, Inc.(f)
 3.7.1    --   Articles of Incorporation of Lodgian Anaheim Inc.(f)
 3.7.2    --   Bylaws of Lodgian Anaheim Inc.(f)
 3.8.1    --   Articles of Incorporation of Lodgian Ontario Inc.(f)
 3.8.2    --   Bylaws of Lodgian Ontario Inc.(f)
 3.9.1    --   Amended and Restated Articles of Incorporation of Servico
               Ft. Pierce, Inc.(f)
 3.9.2    --   Bylaws of Servico Ft. Pierce, Inc.(f)
 3.10.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola 7200, Inc.(f)
 3.10.2   --   Bylaws of Servico Pensacola 7200, Inc.(f)
 3.11.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola 7330, Inc.(f)
 3.11.2   --   Bylaws of Servico Pensacola 7330, Inc.(f)
 3.12.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola, Inc.(f)
 3.12.2   --   Bylaws of Servico Pensacola, Inc.(f)
 3.13.1   --   Partnership Agreement of AMI Operating Partners, L.P., as
               amended.(f)
 3.14.1   --   Amended and Restated Articles of Incorporation of Albany
               Hotel, Inc.(f)
 3.14.2   --   Bylaws of Albany Hotel, Inc.(f)
 3.15.1   --   Amended and Restated Articles of Incorporation of Servico
               Flagstaff, Inc.
 3.15.2   --   Bylaws of Servico Flagstaff, Inc.(f)
 3.16.1   --   Amended and Restated Articles of Incorporation of Servico
               Northwoods, Inc.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.16.2   --   Bylaws of Servico Northwoods, Inc.(f)
 3.17.1   --   Amended and Restated Articles of Incorporation of Servico
               Silver Spring, Inc.(f)
 3.17.2   --   Bylaws of Servico Silver Spring, Inc.(f)
 3.18.1   --   Amended and Restated Articles of Incorporation of Servico
               West Palm Beach, Inc.(f)
 3.18.2   --   Bylaws of Servico West Palm Beach, Inc.(f)
 3.19.1   --   Amended and Restated Articles of Incorporation of Servico
               Windsor, Inc.(f)
 3.19.2   --   Bylaws of Servico Windsor, Inc.(f)
 3.20.1   --   Amended and Restated Articles of Incorporation of Servico
               Winter Haven, Inc.(f)
 3.20.2   --   Bylaws of Servico Winter Haven, Inc.(f)
 3.21.1   --   Amended and Restated Articles of Incorporation of Brunswick
               Motel Enterprises, Inc.(f)
 3.21.2   --   Bylaws of Brunswick Motel Enterprises, Inc.(f)
 3.22.1   --   Operating Agreement of Atlanta-Hillsboro Lodging, LLC(f)
 3.23.1   --   Operating Agreement of Lodgian Richmond, LLC(f)
 3.24.1   --   Partnership Agreement of Little Rock Lodging Associates I,
               L.P.
 3.25.1   --   Amended and Restated Articles of Incorporation of Servico
               Cedar Rapids, Inc.(f)
 3.25.2   --   Bylaws of Servico Cedar Rapids, Inc.(f)
 3.26.1   --   Amended and Restated Articles of Incorporation of Servico
               Rolling Meadows, Inc.(f)
 3.26.2   --   Bylaws of Servico Rolling Meadows, Inc.(f)
 3.27.1   --   Amended and Restated Articles of Incorporation of Servico
               Metairie, Inc.(f)
 3.27.2   --   Bylaws of Servico Metairie, Inc.(f)
 3.28.1   --   Amended and Restated Articles of Incorporation of Servico
               Colesville, Inc.(f)
 3.28.2   --   Bylaws of Servico Colesville, Inc.(f)
 3.29.1   --   Amended and Restated Articles of Incorporation of Servico
               Columbia, Inc.(f)
 3.29.2   --   Bylaws of Servico Columbia, Inc.(f)
 3.30.1   --   Amended and Restated Articles of Incorporation of Servico
               Maryland, Inc.(f)
 3.30.2   --   Bylaws of Servico Maryland, Inc.(f)
 3.31.1   --   Amended and Restated Articles of Incorporation of NH Motel
               Enterprises, Inc.(f)
 3.31.2   --   Bylaws of NH Motel Enterprises, Inc.(f)
 3.32.1   --   Amended and Restated Articles of Incorporation of
               Minneapolis Motel Enterprises, Inc.
 3.32.2   --   Bylaws of Minneapolis Motel Enterprises, Inc.(f)
 3.33.1   --   Amended and Restated Articles of Incorporation of Servico
               Roseville, Inc.
 3.33.2   --   Bylaws of Servico Roseville, Inc.(f)
 3.34.1   --   Amended and Restated Articles of Incorporation of Lodgian
               Mount Laurel, Inc.
 3.34.2   --   Bylaws of Lodgian Mount Laurel, Inc.(f)
 3.35.1   --   Amended and Restated Articles of Incorporation of Servico
               Grand Island, Inc.(f)
 3.35.2   --   Bylaws of Servico Grand Island, Inc.(f)
 3.36.1   --   Amended and Restated Articles of Incorporation of Servico
               Jamestown, Inc.(f)
 3.36.2   --   Bylaws of Servico Jamestown, Inc.(f)
 3.37.1   --   Amended and Restated Articles of Incorporation of Servico
               New York, Inc.(f)
 3.37.2   --   Bylaws of Servico New York, Inc.(f)
 3.38.1   --   Amended and Restated Articles of Incorporation of Servico
               Niagara Falls, Inc.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.38.2   --   Bylaws of Servico Niagara Falls, Inc.(f)
 3.39.1   --   Amended and Restated Articles of Incorporation of
               Fayetteville Motel Enterprises, Inc.(f)
 3.39.2   --   Bylaws of Fayetteville Motel Enterprises, Inc.(f)
 3.40.1   --   Amended and Restated Articles of Incorporation of Apico
               Hills, Inc.(f)
 3.40.2   --   Bylaws of Apico Hills, Inc.(f)
 3.41.1   --   Amended and Restated Articles of Incorporation of Apico Inns
               of Green Tree, Inc.(f)
 3.41.2   --   Bylaws of Apico Inns of Green Tree, Inc.(f)
 3.42.1   --   Amended and Restated Articles of Incorporation of Servico
               Hilton Head, Inc.(f)
 3.42.2   --   Bylaws of Servico Hilton Head, Inc.(f)
 3.43.1   --   Amended and Restated Articles of Incorporation of Servico
               Austin, Inc.(f)
 3.43.2   --   Bylaws of Servico Austin, Inc.(f)
 3.44.1   --   Amended and Restated Articles of Incorporation of Servico
               Houston, Inc.(f)
 3.44.2   --   Bylaws of Servico Houston, Inc.(f)
 3.45.1   --   Amended and Restated Articles of Incorporation of Servico
               Market Center, Inc.(f)
 3.45.2   --   Bylaws of Servico Market Center, Inc.(f)
 3.46.1   --   Amended and Restated Articles of Incorporation of Palm Beach
               Motel Enterprises, Inc.
 3.46.2   --   Bylaws of Palm Beach Motel Enterprises, Inc.
 4.1      --   Indenture, dated as of July 23, 1999, by and among Lodgian
               Financing Corp., Lodgian, Inc., the subsidiary guarantors
               named therein and Bankers Trust Company, as trustee(f)
 4.2      --   Indenture, dated as of June 17, 1998, between Servico, Inc.,
               Lodgian, Inc. and Wilmington Trust Company, as Trustee(a)
 4.3      --   First Supplemental Indenture, dated as of June 17, 1998,
               between Servico, Inc., Lodgian, Inc. and Wilmington Trust
               Company, as Trustee(a)
 4.4      --   Registration Rights Agreement, dated June 17, 1998, among
               Lodgian Capital Trust I, Servico, Inc. and NationsBanc
               Montgomery Securities, LLC.(a)
 4.5      --   Registration Rights Agreement between Lodgian, Inc. and
               certain unitholders of Impac Hotel Group, L.L.C.(a)
 4.6      --   Specimen Note (included as an exhibit to 4.1)(f)
 4.7      --   Specimen CRESTS (included as an exhibit to Exhibit 4.2)(a)
 4.8      --   Specimen Convertible Debenture (included as an exhibit to
               Exhibit 4.2)(a)
10.1      --   Lodgian 1998 Short-Term Incentive Compensation Plan.(a)
10.2      --   Lodgian 1998 Stock Incentive Plan.(a)
10.3      --   Lodgian Non-Employee Directors' Stock Plan.(a)
10.4      --   Guarantee Agreement, dated as of June 17, 1998, between
               Servico, Inc., Lodgian, Inc. and Wilmington Trust Company,
               as Guarantee Trustee.(a)
10.5      --   Amended and Restated Declaration of Trust of Lodgian Capital
               Trust I, dated as of June 17, 1998, between Servico, Inc., as Sponsor, David A. Buddemeyer, Charles M. Diaz and Phillip
               R. Hale, as Regular Trustees, and Wilmington Trust Company,
               as Delaware Trust and Property Trustee.(a)
10.6      --   Severance Agreement, dated November 10, 1998, between
               Servico, Inc. and David Buddemeyer.(g)
10.7      --   Severance Agreement, dated February 28, 1999, between the
               Company and Warren M. Knight.(g)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.8      --   Employment Agreement between the Company and Robert S.
               Cole.(a)
10.9      --   Employment Agreement, dated May 2, 1997, between Karyn
               Marasco and Servico, Inc. (incorporated by reference to
               Servico's Form 10-Q for the period ended June 30, 1997,
               filed on August 14, 1997 (SEC File No. 001-11342)).
10.13     --   Voting Agreement, dated as of March 20, 1998, between
               Servico, Inc. and Certain Members of Impac.(c)
10.14     --   Voting Agreement, dated as of March 20, 1998, between
               Servico, Inc. and Certain Other Members of Impac.(c)
10.15     --   Credit Agreement, dated as of July 23, 1999, among Lodgian
               Financing Corp, Lodgian, Inc., Impac Hotel Group, LLC,
               Servico, Inc., and the other affiliate guarantors party
               thereto and the initial lenders and initial issuing bank
               named therein and Morgan Stanley Senior Funding, Inc., as
               Administrative Agent and Collateral Agent, and Morgan
               Stanley Senior Funding, Inc., as Co-Lead Arranger,
               Joint-Book Manager and Syndication Agent, and Lehman
               Brothers Inc., as Co-Lead Arranger and Joint-Book Manager(f)
10.16     --   Security Agreement, dated July 23, 1999, from Lodgian
               Financing Corp., Servico, Inc., Impac Hotel Group, LLC, and
               the other grantors referred to therein to Morgan Stanley
               Senior Funding, Inc., as Collateral Agent(f)
10.17.1   --   Loan Agreement, dated December 8, 1998, between Sheraton
               Concord, Inc. and Banc One Capital Funding Corporation(f)
10.17.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Lodgian AMI, Inc., Penmoco, Inc. and Island Motel
               Enterprises, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.17.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.18.1   --   Loan Agreement, dated December 8, 1998, between Island Motel
               Enterprises, Inc., Penmoco, Inc. and Banc One Capital
               Funding Corporation(f)
10.18.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc. and Lodgian AMI, Inc. in favor of Banc
               One Capital Funding Corporation(f)
10.18.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.19.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc. and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Lancaster East)(f)
10.19.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco, Inc. and Island Motel
               Enterprises, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.19.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.20.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc. and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- International Airport)(f)
10.20.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco, Inc. and Island Motel
               Enterprises, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.20.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.21.1   --   Loan Agreement dated as of July 18, 1996, among GMAC
               Commercial Mortgage Corporation and Servico Council Bluffs,
               Inc., Servico West Des Moines, Inc., Servico Omaha, Inc.,
               Servico Omaha Central, Inc., and Servico Wichita, Inc.(f)
10.21.2   --   Mortgage Note in the amount of $16.84 million, dated as of
               July 18, 1996, by Servico Council Bluffs, Inc., Servico West
               Des Moines, Inc., Servico Omaha, Inc., Servico Omaha
               Central, Inc., and Servico Wichita, Inc., in favor of GMAC
               Commercial Mortgage Corporation(f)
10.22.1   --   Loan Agreement dated as of May 7, 1996, between GMAC
               Commercial Mortgage Corporation and Servico Lansing, Inc.(f)
10.22.2   --   Mortgage Note in the original amount of $5.687 million,
               dated as of May 7, 1996, by Servico Lansing, Inc. in favor of GMAC Commercial Mortgage Corporation.(f)
10.23.1   --   Loan Agreement dated as of January 17, 1996, among GMAC
               Commercial Mortgage Corporation and Brecksville Hospitality,
               L.P., Sioux City Hospitality, L.P. and 1075 Hospitality,
               L.P.(f)
10.23.2   --   Mortgage Note in the original amount of $12.91 million by
               Brecksville Hospitality, L.P., Sioux City Hospitality, L.P.
               and 1075 Hospitality, L.P. in favor of GMAC Commercial
               Mortgage Corporation.(f)
10.24.1   --   Loan Agreement dated as of January 31, 1995, by and among
               Column Financial, Inc., and Servico Fort Wayne, Inc.,
               Washington Motel Enterprises, Inc., Servico Hotels I, Inc.,
               Servico Hotels II, Inc., Servico Hotels III, Inc., Servico
               Hotels IV, Inc., New Orleans Airport Motel Associates, Ltd.,
               Wilpen, Inc., Hilton Head Motel Enterprises, Inc., and Moon
               Airport Hotel, Inc.(f)
10.24.2   --   Promissory Note in the original amount of $60.5 million,
               dated as of January 31, 1995, by Servico Fort Wayne, Inc.,
               Washington Motel Enterprises, Inc., Servico Hotels I, Inc.,
               Servico Hotels II, Inc., Servico Hotels III, Inc., Servico
               Hotels IV, Inc., New Orleans Airport Motel Associates, Ltd.,
               Wilpen, Inc., Hilton Head Motel Enterprises, Inc., and Moon
               Airport Hotel, Inc. in favor of Column Financial, Inc.(f)
10.25.1   --   Loan Agreement dated as of June 29, 1995, between Column
               Financial, Inc., and East Washington Hospitality Limited
               Partnership.(f)
10.25.2   --   Promissory Note in the original amount of $11.0 million,
               dated as of June 29, 1995, by East Washington Hospitality
               Limited Partnership in favor of Column Financial, Inc.(f)
10.26.1   --   Loan Agreement, dated as of January 31, 1995 and amended as of June 29, 1995, between Column Financial, Inc., and
               McKnight Motel, Inc.(f)
10.26.2   --   Promissory Note in the original amount of $3.9 million,
               dated as of January 31, 1995 and amended as of June 29,
               1995, by McKnight Motel, Inc. in favor of Column Financial,
               Inc.(f)
10.27.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc. and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Glen Burnie) (f)
10.27.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco, Inc. and Island Motel
               Enterprises, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.27.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.28.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc. and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Inner Harbor)(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.28.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco, Inc. and Island Motel
               Enterprises, Inc. in favor of Banc One Capital Funding
               Corporation(f)
10.28.3   --   Limited Guaranty and Indemnity Agreement dated December 8,
               1998, by Lodgian, Inc. in favor of Banc One Capital Funding
               Corporation(f)
12.1      --   Statement Regarding Computation of Earnings to Fixed Charges
21.1      --   Subsidiaries of Lodgian, Inc.(f)
27.1      --   Financial Data Schedule (for SEC use only)

---------------

(a) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-4, as amended, filed on July 17, 1998 (SEC File No. 333-59315).
(b) This exhibit is incorporated by reference to Servico, Inc.'s Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (SEC File No. 001-11342).
(c) This exhibit is incorporated by reference to Servico, Inc.'s Form 8-K dated March 20, 1998, filed on March 26, 1998 (SEC File No. 001-11342).
(d) This exhibit is incorporated by reference to the Company's Form 8-K dated December 11, 1998, filed on December 28, 1998 (SEC File No. 001-14537).
(e) This exhibit is incorporated by reference to the Company's Form 8-K dated March 9, 2000, filed on March 9, 2000 (SEC File No. 001-14537).
(f) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-4, as amended, filed on July 17, 1998 (SEC File No. 333-59315).
(g) This exhibit is incorporated by reference to exhibits and appendices to the Company's Annual Report on Form 10-K, filed on April 1, 1999 (SEC File No. 001-14537).
(h) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-1, as amended, filed on July 17, 1999 (SEC File No. 333-82859)

     (b) Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2000.

                                          LODGIAN, INC.

                                          By:      /s/ ROBERT S. COLE
                                            ------------------------------------
                                                       Robert S. Cole
                                             Chief Executive Officer, President
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on July 31, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ ROBERT S. COLE                    Chief Executive Officer, President and
-----------------------------------------------------    Director
                   Robert S. Cole

                /s/ THOMAS R. EPPICH                   Chief Financial Officer (effective June 1,
-----------------------------------------------------    2000)
                  Thomas R. Eppich

                /s/ JOSEPH C. CALABRO                  Chairman of the Office of the Chairman of the
-----------------------------------------------------    Board of Directors
                  Joseph C. Calabro

                    /s/ JOHN LANG                      Director
-----------------------------------------------------
                      John Lang

                /s/ MICHAEL A. LEVEN                   Director
-----------------------------------------------------
                  Michael A. Leven

                 /s/ PETER R. TYSON                    Director
-----------------------------------------------------
                   Peter R. Tyson

                /s/ RICHARD H. WEINER                  Director
-----------------------------------------------------
                  Richard H. Weiner

                /s/ KENNETH R. POSNER                  Executive Vice President (through July 30,
-----------------------------------------------------    2000)
                  Kenneth R. Posner