Form 10-K/A
period 1999-12-31
LODGIAN INC
filed 2000-10-17
CIK 1066138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------- -----------------------------------------
Common Stock, $.01 par value per share             New York Stock Exchange


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

                                 AMENDMENT NO. 1
                                       TO
                           ANNUAL REPORT ON FORM 10-K

ITEM 8. The following Report of Independent Auditors shall be moved from Item 14 to Item 8:

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

                                Ernst & Young LLP

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 2000.

                                                  LODGIAN, INC.

                                                  By: /s/ THOMAS EPPICH
                                                      ------------------------
                                                      Thomas R. Eppich
                                                      Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on October 16, 2000.

                 SIGNATURE                                TITLE
    ----------------------------------    --------------------------------------

            /s/ ROBERT S. COLE            Chief Executive Officer, President and
    ----------------------------------    Director
              Robert S. Cole

           /s/ THOMAS R. EPPICH           Chief Financial Officer
    ----------------------------------
             Thomas R. Eppich

           /s/ JOSEPH C. CALABRO          Chairman of the Office of the Chairman
    ----------------------------------    of the Board-of-Directors
             Joseph C. Calabro

               /s/ John Lang              Director
    ----------------------------------
                 John Lang

                                          Director
    ----------------------------------
             Michael A. Leven

                                          Director
    ----------------------------------
              Peter R. Tyson

           /s/ RICHARD H. WEINER          Director
    ----------------------------------
             Richard H. Weiner