Form 10-Q
period 2000-03-31
LODGIAN INC
filed 2000-12-15
CIK 1066138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE PERIOD ENDED MARCH 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-11342

                                 LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                         52-2093696
          (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
           incorporation or organization)
       3445 PEACHTREE ROAD, N.E., SUITE 700,                             30326
                    ATLANTA, GA                                        (Zip Code)
      (Address of principal executive offices)

               (Registrant's telephone number, including area code): (404) 364-9400

(Former name, former address and former fiscal year, if changed since last report): NOT APPLICABLE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   CLASS                             OUTSTANDING AS OF DECEMBER 4, 2000
                   -----                             ----------------------------------
                   Common                                        28,126,591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LODGIAN, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999.......................................    1
          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 1999..................    2
          Condensed Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March 31, 2000 and for the Year
          Ended December 31, 1999.....................................    3
          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999..................    4
          Notes to Condensed Consolidated Financial Statements........    5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   26
Item 2.   Changes in Securities.......................................   26
Item 6.   Exhibits and Reports on Form 8-K............................   27
SIGNATURES............................................................   28

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   14,144     $   14,644
  Restricted cash...........................................       3,619          2,692
  Accounts receivable, net of allowances....................      27,454         26,520
  Inventories...............................................       9,008          9,190
  Prepaid expenses and other current assets.................      10,572          9,984
                                                              ----------     ----------
          Total current assets..............................      64,797         63,030
Property and equipment, net.................................   1,301,211      1,314,141
Deposits for capital expenditures...........................      14,335         12,357
Other assets, net...........................................      31,582         32,468
                                                              ----------     ----------
                                                              $1,411,925     $1,421,996
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   27,471     $   34,332
  Accrued interest..........................................       8,114         13,390
  Other accrued liabilities.................................      42,887         42,783
  Advance deposits..........................................       4,232          2,384
  Current portion of long-term obligations..................      37,924         35,404
                                                              ----------     ----------
          Total current liabilities.........................     120,628        128,293
Long-term obligations, less current portion.................     879,348        856,675
Deferred income taxes.......................................      24,405         33,082
Commitments and contingencies...............................          --             --
Minority interests:
  Preferred redeemable securities...........................     175,000        175,000
  Other.....................................................       4,619          4,404
                                                              ----------     ----------
          Total liabilities.................................   1,204,000      1,197,454
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,189,097 and 28,130,325 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively...........................................         282            281
  Additional paid-in capital................................     262,984        262,760
  Accumulated deficit.......................................     (54,429)       (37,587)
  Accumulated other comprehensive loss......................        (912)          (912)
                                                              ----------     ----------
          Total stockholders' equity........................     207,925        224,542
                                                              ----------     ----------
                                                              $1,411,925     $1,421,996
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                                      (IN THOUSANDS)
Revenues:
  Rooms.....................................................     $100,117         $ 96,784
  Food and beverage.........................................       31,504           32,070
  Other.....................................................        6,814            6,950
                                                                 --------         --------
          Total revenue.....................................      138,435          135,804
                                                                 --------         --------
Operating expenses:
  Direct:
     Rooms..................................................       28,601           26,264
     Food and beverage......................................       23,218           24,108
     Other..................................................        4,310            4,123
  General, administrative and other.........................       55,145           48,946
  Depreciation and amortization.............................       16,032           13,750
  Impairment of long-lived assets...........................        9,613               --
                                                                 --------         --------
          Total operating expenses..........................      136,919          117,191
                                                                 --------         --------
                                                                    1,516           18,613
Other income (expenses):
  Interest income and other.................................          227              348
  Interest expense..........................................      (23,987)         (18,930)
  Gain on asset dispositions, net...........................           95               --
Minority interests:
  Preferred redeemable securities...........................       (3,063)          (3,357)
  Other.....................................................         (307)            (744)
                                                                 --------         --------
Loss before income taxes....................................      (25,519)          (4,070)
Benefit for income taxes....................................       (8,677)          (1,628)
                                                                 --------         --------
Net loss....................................................     $(16,842)        $ (2,442)
                                                                 ========         ========
Loss per common share -- basic..............................     $  (0.60)        $  (0.09)
                                                                 ========         ========
Loss per common share -- diluted............................     $  (0.60)        $  (0.09)
                                                                 ========         ========

    The accompanying notes are an integral part of the financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   RETAINED      ACCUMULATED
                                 COMMON STOCK       ADDITIONAL     EARNINGS         OTHER           TOTAL
                              -------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL       DEFICIT)         LOSS           EQUITY
                              ----------   ------   ----------   ------------   -------------   -------------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1998......................  27,937,057    $278    $ 261,976      $ 23,106        $(1,593)       $ 283,767
  401(k) Plan
     contribution...........     143,160       2          547            --             --              549
  Exercise of stock
     options................      30,000       1          119            --             --              120
  Tax benefit from exercise
     of stock options.......          --      --           20            --             --               20
  Director compensation.....      20,108      --           98            --             --               98
  Net loss..................          --      --           --       (60,693)            --          (60,693)
  Currency translation
     adjustments............          --      --           --            --            681              681
                                                                                                  ---------
  Comprehensive loss........          --      --           --            --             --          (60,012)
                              ----------    ----    ---------      --------        -------        ---------
Balance at December 31,
  1999......................  28,130,325     281      262,760       (37,587)          (912)         224,542
  401(k) Plan
     contribution...........      55,694       1          209            --             --              210
  Director compensation.....       3,078      --           15            --             --               15
  Net loss..................          --      --           --       (16,842)            --          (16,842)
  Currency translation
     adjustments............          --      --           --            --             --               --
                                                                                                  ---------
  Comprehensive loss........          --      --           --            --             --          (16,842)
                              ----------    ----    ---------      --------        -------        ---------
Balance at March 31, 2000...  28,189,097    $282    $ 262,984      $(54,429)       $  (912)       $ 207,925
                              ==========    ====    =========      ========        =======        =========

The comprehensive loss for the three months ended March 31, 1999 was $2,442.

The data for the three months ended March 31, 2000 is unaudited.

    The accompanying notes are an integral part of the financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                    2000             1999
                                                                -------------    -------------
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................      $(16,842)        $ (2,442)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................        16,032           13,750
     Gain on sale of assets, net............................           (95)              --
     Deferred income tax benefits...........................        (8,677)          (1,628)
     Minority interests.....................................           308               --
     Impairment of long-lived assets........................         9,613               --
     Other..................................................         1,006               --
     Changes in operating assets and liabilities:
       Accounts receivable..................................          (934)          (3,114)
       Inventories..........................................           182            2,114
       Other current assets.................................        (1,513)           3,251
       Accounts payable.....................................        (6,861)            (318)
       Accrued liabilities..................................        (3,324)          (1,645)
                                                                  --------         --------
          Net cash provided by (used in) operating
            activities......................................       (11,105)           9,968
                                                                  --------         --------
INVESTING ACTIVITIES:
  Capital expenditures, net.................................       (31,694)         (29,848)
  Proceeds from sale of assets..............................        19,400            3,600
  Net withdrawals (deposits) for capital expenditures.......        (1,978)          14,200
                                                                  --------         --------
          Net cash used in investing activities.............       (14,272)         (12,048)
                                                                  --------         --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term obligations...........        32,085            6,273
  Principal payments on long-term obligations...............        (7,115)          (4,302)
  Payments of deferred loan costs...........................            --             (660)
  Distributions to minority interests.......................           (93)            (123)
                                                                  --------         --------
          Net cash provided by financing activities.........        24,877            1,188
                                                                  --------         --------
Net decrease in cash and cash equivalents...................          (500)            (892)
Cash and cash equivalents at beginning of period............        14,644           19,185
                                                                  --------         --------
Cash and cash equivalents at end of period..................      $ 14,144         $ 18,293
                                                                  ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amount capitalized....................      $ 28,386         $ 22,015
                                                                  ========         ========
     Income taxes...........................................      $    111         $     --
                                                                  ========         ========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     The condensed consolidated financial statements include the accounts of Lodgian, Inc. ("Lodgian" or the "Company"), its wholly-owned subsidiaries and five partnerships in which Lodgian exercises control. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. One unconsolidated entity is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three month period ended March 31, 2000. The results for interim periods are not necessarily indicative of results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     As previously reported in the Company's Form 10-K for the year ended December 31, 1999, during the fourth quarter of 1999, the Company initiated an internal review of its accounting records. The Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the merger of Servico, Inc. and Impac Hotel Group, LLC on December 11, 1998 (the "Merger"). In addition, the Company determined that a significant number of reconciliations involving cash, accounts receivable, fixed assets, accounts payable and other accounts had not been completed during 1999. As a result of these systems and reconciliation issues, the Company experienced a significant delay in preparing its 1999 annual financial statements. Certain charges were recorded in the fourth quarter of 1999 after the account reconciliation process was completed in 2000.

     Also, as previously reported in the Company's Form 10-K for the year ended December 31, 1999, the Company concluded, after consultation with its prior independent auditors that its internal controls for the preparation of interim financial information did not provide an adequate basis for its prior independent auditors to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. The Company believes that certain charges that were recorded in the fourth quarter of 1999 may relate to individual prior quarters; however the Company does not have sufficient information to identify all specific changes attributable to prior 1999 quarters.

     The internal control weaknesses described above existed during the first quarter of 2000 and also caused a significant delay in preparing the Company's March 31, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of March 31, 2000 and for the three months then ended. The Company is in the process of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its

                         LODGIAN, INC. AND SUBSIDIARIES

2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date.

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

     Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current presentation.

2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net loss..................................................   $(16,842)    $(2,442)
                                                               ========     =======
Denominator:
  Denominator for basic and diluted earnings per
     share -- weighted-average shares.......................     28,029      27,056
                                                               ========     =======
Basic and diluted earnings per share:
  Net loss..................................................   $  (0.60)    $ (0.09)
                                                               ========     =======

     The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS), employee stock options and contingent shares in connection with the Merger because their inclusion would have been antidilutive.

3. ASSETS HELD FOR SALE

     As discussed in footnote 7 and Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the Company has identified and will continue to identify throughout 2000 and 2001 properties which will be classified as held for sale to meet these objectives. In the first and second quarters of 2000 the Company has recorded impairment charges of $9.6 million and $56.6 million related to properties identified as held for sale at March 31, 2000 and June 30, 2000, respectively. The first quarter charge related to revised estimates of fair value for properties held for sale at December 31, 1999 and the second quarter charge related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000. During the third quarter 2000 the Company recaptured $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 are no longer being actively marketed for sale. The Company may incur additional impairment charges in the fourth quarter 2000 and in 2001 as it continues to identify properties to be considered held for sale to meet the objectives described.

                         LODGIAN, INC. AND SUBSIDIARIES

     Summary results of operations included in the Statement of Operations with respect to the properties identified as held for sale at March 31, 2000 are as follow (in thousands):

                                                                THREE
                                                               MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                                2000
                                                              ---------
Revenues....................................................   $14,896
                                                               =======
Loss before income taxes....................................   $(7,407)(1)
                                                               =======

---------------

(1) Includes impairment charge of $9.6 million.

     Included in property and equipment, net at March 31, 2000 is $124.4 million related to properties identified as held for sale at March 31, 2000.

4. COMMITMENTS AND CONTINGENCIES

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other claims. The contractor seeks damages totaling $80 million, including $60 million punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. The Company believes that it has valid defenses and counterclaims in these matters and that the outcome will not have a material adverse effect on its financial position or results of operations.

     On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 contract. WH claims entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. Although the Demand for Arbitration does not make a specific damages demand, it is believed that WH is claiming approximately $1,100,000 from the Company. Lodgian believes it has meritorious defenses to this matter and is defending it vigorously.

     The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on financial condition or results of operations.

5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for the Company in its first fiscal quarter 2001.

                         LODGIAN, INC. AND SUBSIDIARIES

The Company doesn't presently believe that the adoption of SFAS No. 133 will have a significant effect on its financial position or its results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB 101 is required to be adopted for the quarter ending December 31, 2000. The Company is currently assessing the types of transactions that may be impacted by this pronouncement. The impact of SAB 101 on the financial statements of the Company is not expected to be material.

6. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Company's sale of $200 million of 12 1/4% Senior Subordinated Notes (the "Notes") in July 1999, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have guaranteed the Company's obligations to pay principal and interest with respect to the Notes. Each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in the note as the "Non-Guarantor Subsidiaries".

     The following supplemental condensed consolidating financial statements present balance sheets as of March 31, 2000 and December 31, 1999 and statements of operations and cash flows for the three months ended March 31, 2000 and 1999. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                                   SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                        PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   -------------   ------------   ------------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents..........  $      59   $   2,888      $  11,197       $     --      $   14,144
  Restricted cash....................         --          --          3,619             --           3,619
  Accounts receivable, net of
     allowances......................         --       9,680         17,774             --          27,454
  Inventories........................         --       3,923          5,085             --           9,008
  Prepaid expenses and other current
     assets..........................      2,254         375          7,943             --          10,572
                                       ---------   ---------      ---------       --------      ----------
          Total current assets.......      2,313      16,866         45,618             --          64,797
Property and equipment, net..........         --     592,894        708,317             --       1,301,211
Deposits for capital expenditure.....         --          --         14,335             --          14,335
Investment in consolidated
  entities...........................   (224,740)         --             --        224,740              --
Due from (to) affiliates.............    459,609    (216,526)      (243,083)            --              --
Other assets, net....................         36      18,164         13,382             --          31,582
                                       ---------   ---------      ---------       --------      ----------
                                       $ 237,218   $ 411,398      $ 538,569       $224,740      $1,411,925
                                       =========   =========      =========       ========      ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................  $      --   $   7,755      $  19,716       $     --      $   27,471
  Accrued interest...................         --       6,836          1,278             --           8,114
  Other accrued liabilities..........         --       8,448         34,439             --          42,887
  Advance deposits...................         --       1,982          2,250             --           4,232
  Current portion of long-term
     obligations.....................         --      27,400         10,524             --          37,924
                                       ---------   ---------      ---------       --------      ----------
          Total current
            liabilities..............         --      52,421         68,207             --         120,628
Long-term obligations, less current
  portion............................      3,976     436,326        439,046             --         879,348
Deferred income taxes................     24,405          --             --             --          24,405
Commitments and contingencies........         --          --             --             --              --
Minority interests:
  Preferred redeemable securities
     (including related accrued
     interest).......................         --          --        175,000             --         175,000
  Other..............................         --          --          4,619             --           4,619
                                       ---------   ---------      ---------       --------      ----------
          Total liabilities..........     28,381     488,747        686,872             --       1,204,000
                                       ---------   ---------      ---------       --------      ----------
Stockholders' equity:
  Common stock.......................        282          33            440           (473)            282
  Additional paid-in capital.........    262,984      22,619        (41,668)        19,049         262,984
  Accumulated deficit................    (54,429)    (99,089)      (107,075)       206,164         (54,429)
  Accumulated other comprehensive
     loss............................         --        (912)            --             --            (912)
                                       ---------   ---------      ---------       --------      ----------
          Total stockholders'
            equity...................    208,837     (77,349)      (148,303)       224,740         207,925
                                       ---------   ---------      ---------       --------      ----------
                                       $ 237,218   $ 411,398      $ 538,569       $224,740      $1,411,925
                                       =========   =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                   SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                        PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   -----------   -------------   ------------   ------------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and cash equivalents..........  $      59    $   9,910      $   4,675       $     --      $   14,644
  Restricted cash....................         --           --          2,692             --           2,692
  Accounts receivable, net...........         --        8,257         18,263             --          26,520
  Inventories........................         --        4,116          5,074             --           9,190
  Prepaid expenses and other current
     assets..........................      2,342           64          7,578             --           9,984
                                       ---------    ---------      ---------       --------      ----------
          Total current assets.......      2,401       22,347         38,282             --          63,030
Property and equipment, net..........         --      610,854        703,287             --       1,314,141
Deposit for capital expenditures.....         --           --         12,357             --          12,357
Investment in consolidated
  entities...........................   (208,123)          --             --        208,123              --
Due from (to) affiliates.............    467,811     (246,793)      (221,018)            --              --
Other assets, net....................        136       18,762         13,570             --          32,468
                                       ---------    ---------      ---------       --------      ----------
                                       $ 262,225    $ 405,170      $ 546,478       $208,123      $1,421,996
                                       =========    =========      =========       ========      ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................  $      --    $  13,471      $  20,861       $     --      $   34,332
  Accrued interest...................         --       12,310          1,080             --          13,390
  Other accrued liabilities..........         --        7,318         35,465             --          42,783
  Advance deposits...................         --        1,088          1,296             --           2,384
  Current portion long-term
     obligations.....................         --       27,400          8,004             --          35,404
                                       ---------    ---------      ---------       --------      ----------
          Total current
            liabilities..............                  61,587         66,706             --         128,293
Long-term obligations, less current
  portion............................      3,689      411,761        441,225             --         856,675
Deferred income taxes................     33,082           --             --             --          33,082
Minority interests:
  Preferred redeemable securities....         --           --        175,000             --         175,000
  Other..............................         --           --          4,404             --           4,404
Stockholder's equity:
  Common stock.......................        281           33            440           (473)            281
  Additional paid-in capital.........    262,760       22,619        (41,893)        19,274         262,760
  Accumulated deficit................    (37,587)     (89,918)       (99,404)       189,322         (37,587)
  Accumulated other comprehensive
     loss............................         --         (912)            --             --            (912)
                                       ---------    ---------      ---------       --------      ----------
          Total stockholders' equity
            (net)....................    225,454      (68,178)      (140,857)       208,123         224,542
                                       ---------    ---------      ---------       --------      ----------
                                       $ 262,225    $ 405,170      $ 546,478       $208,123      $1,421,996
                                       =========    =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                   SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                         PARENT    GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   --------------   ------------   ------------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS)
Revenues:
  Rooms...............................  $     --    $ 45,301       $ 54,816        $    --        $100,117
  Food and beverage...................        --      13,921         17,583             --          31,504
  Other...............................        --       2,788          4,026             --           6,814
                                        --------    --------       --------        -------        --------
          Total revenue...............        --      62,010         76,425             --         138,435
                                        --------    --------       --------        -------        --------
Operating expenses:
  Direct:
     Rooms............................        --      12,992         15,609             --          28,601
     Food and beverage................        --      10,111         13,107             --          23,218
     Other............................        --       1,942          2,368             --           4,310
  General, administrative and other...        --      22,791         32,354             --          55,145
  Depreciation and amortization.......        --       5,935         10,097             --          16,032
  Impairment of long-lived assets.....        --       8,800            813                          9,613
                                        --------    --------       --------        -------        --------
          Total operating expenses....        --      62,571         74,348             --         136,919
                                        --------    --------       --------        -------        --------
                                              --        (561)         2,077             --           1,516
Other income (expenses):
  Interest income and other...........        --          --            227             --             227
  Interest expense....................        --     (13,429)       (10,558)            --         (23,987)
  Gain on asset dispositions, net.....        --          95             --             --              95
  Equity in loss of consolidated
     subsidiaries.....................   (25,519)         --             --         25,519              --
Minority interests:
  Preferred redeemable securities.....        --          --         (3,063)            --          (3,063)
  Other...............................        --          --           (307)            --            (307)
                                        --------    --------       --------        -------        --------
Loss before income taxes..............   (25,519)    (13,895)       (11,624)        25,519         (25,519)
Benefit for income taxes..............    (8,677)     (4,724)        (3,953)         8,677          (8,677)
                                        --------    --------       --------        -------        --------
          Net loss....................  $(16,842)   $ (9,171)      $ (7,671)       $16,842        $(16,842)
                                        ========    ========       ========        =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
Revenues:
  Rooms.................................  $    --    $45,881       $ 50,903         $   --        $ 96,784
  Food and beverage.....................       --     14,673         17,397             --          32,070
  Other.................................       --      3,163          3,787             --           6,950
                                          -------    -------       --------         ------        --------
          Total revenue.................       --     63,717         72,087             --         135,804
                                          -------    -------       --------         ------        --------
Operating expenses:
  Direct:
     Rooms..............................       --     11,536         14,728             --          26,264
     Food and beverage..................       --     10,388         13,720             --          24,108
     Other..............................       --      1,863          2,260             --           4,123
  General, administrative and other.....       --     21,768         27,178             --          48,946
  Depreciation and amortization.........       --      4,401          9,349             --          13,750
                                          -------    -------       --------         ------        --------
          Total operating expenses......       --     49,956         67,235             --         117,191
                                          -------    -------       --------         ------        --------
                                               --     13,761          4,852             --          18,613
Other income (expenses):
  Interest income and other.............       --         --            348             --             348
  Interest expense......................       --     (7,525)       (11,405)            --         (18,930)
  Equity in loss of consolidated
     subsidiaries.......................   (4,070)        --             --          4,070              --
Minority interests:
  Preferred redeemable securities.......       --         --         (3,357)            --          (3,357)
  Other.................................       --          3           (747)            --            (744)
                                          -------    -------       --------         ------        --------
(Loss) income before income taxes.......   (4,070)     6,239        (10,309)         4,070          (4,070)
(Benefit) provision for income taxes....   (1,628)     2,496         (4,124)         1,628          (1,628)
                                          -------    -------       --------         ------        --------
          Net (loss) income.............  $(2,442)   $ 3,743       $ (6,185)        $2,442        $ (2,442)
                                          =======    =======       ========         ======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                   PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                  ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ------------   ----------   -------------   ------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss......................................    $    --       $(9,171)      $ (7,671)       $(16,842)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..............         --         5,935         10,097          16,032
     Gain on sale of assets, net................         --           (95)            --             (95)
     Deferred income tax benefit................     (8,677)           --             --          (8,677)
     Minority interests.........................         --            --            308             308
     Impairment of long-lived assets............         --         8,800            813           9,613
     Other......................................        475           379            152           1,006
  Changes in operating assets and liabilities:
     Accounts receivable........................         --        (1,423)           489            (934)
     Inventories................................         --           193            (11)            182
     Other current assets.......................         --          (311)        (1,202)         (1,513)
     Accounts payable...........................         --        (5,716)        (1,145)         (6,861)
     Accrued liabilities........................         --        (3,450)           126          (3,324)
                                                    -------       -------       --------        --------
          Net cash (used in) provided by
            operating activities................     (8,202)       (4,859)         1,956         (11,105)
                                                    -------       -------       --------        --------
INVESTING ACTIVITIES:
  Capital expenditures, net.....................         --       (15,861)       (15,833)        (31,694)
  Proceeds from sale of assets..................         --        19,400             --          19,400
  Net deposits for capital expenditures.........         --            --         (1,978)         (1,978)
                                                    -------       -------       --------        --------
          Net cash provided by (used in)
            investing activities................         --         3,539        (17,811)        (14,272)
                                                    -------       -------       --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     obligations................................         --        30,000          2,085          32,085
  Proceeds received from (paid to) related
     parties....................................      8,202       (30,267)        22,065              --
  Principal payments on long-term obligations...         --        (5,435)        (1,680)         (7,115)
  Distributions to minority interests...........         --            --            (93)            (93)
                                                    -------       -------       --------        --------
          Net cash provided by (used in)
            financing activities................      8,202        (5,702)        22,377          24,877
                                                    -------       -------       --------        --------
Net increase (decrease) in cash and cash
  equivalents...................................         --        (7,022)         6,522            (500)
Cash and cash equivalents at beginning of
  period........................................         59         9,910          4,675          14,644
                                                    -------       -------       --------        --------
Cash and cash equivalents at end of period......    $    59       $ 2,888       $ 11,197        $ 14,144
                                                    =======       =======       ========        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                   PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                  ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ------------   ----------   -------------   ------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).............................    $    --       $  3,743      $ (6,185)       $ (2,442)
  Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities:
     Depreciation and amortization..............         --          4,401         9,349          13,750
     Deferred income tax benefit................     (1,628)            --            --          (1,628)
     Minority interests.........................         --
     Other......................................         --          4,130           (43)          4,087
  Changes in operating assets and liabilities:
     Accounts receivable........................         --         (2,980)         (134)         (3,114)
     Inventories................................         --             57         2,057           2,114
     Other current assets.......................        511          1,920        (3,267)           (836)
     Accounts payable...........................       (132)          (425)          239            (318)
     Accrued liabilities........................         --          9,971       (11,616)         (1,645)
                                                    -------       --------      --------        --------
          Net cash provided by (used in)
            operating activities................     (1,249)        20,817        (9,600)          9,968
                                                    -------       --------      --------        --------
INVESTING ACTIVITIES:
  Capital expenditures, net.....................         --         (4,141)      (25,707)        (29,848)
  Proceeds from sale of assets..................         --             --         3,600           3,600
  Net withdrawals for capital expenditures......         --             --        14,200          14,200
                                                    -------       --------      --------        --------
          Net cash provided by (used in)
            investing activities................         --         (4,141)       (7,907)        (12,048)
                                                    -------       --------      --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     obligations................................         --             --         6,273           6,273
  Proceeds received from (paid to) related
     parties....................................      5,198        (13,297)        8,099              --
  Principal payments on long-term obligations...     (5,085)            --           783          (4,302)
  Payments of deferred loan costs...............         --             --          (660)           (660)
  Distributions to minority interests...........         --             --          (123)           (123)
                                                    -------       --------      --------        --------
          Net cash provided by (used in)
            financing activities................        113        (13,297)       14,372           1,188
                                                    -------       --------      --------        --------
Net increase (decrease) in cash and cash
  equivalents...................................     (1,136)         3,379        (3,135)           (892)
Cash and cash equivalents at beginning of
  period........................................      1,648          7,140        10,397          19,185
                                                    -------       --------      --------        --------
Cash and cash equivalents at end of period......    $   512       $ 10,519      $  7,262        $ 18,293
                                                    =======       ========      ========        ========

                         LODGIAN, INC. AND SUBSIDIARIES

7. FACTORS AFFECTING BUSINESS

     During the past twelve months, the Company's Board of Directors has adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999 the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company is pursuing a sale of the Company. With regard to this strategic alternative the Company has received offers from Whitehall Street Real Estate Partnership and Edgecliff Holdings, LLC to acquire the Company. Presently both parties are continuing to actively and simultaneously conduct due diligence on the Company. The Company will reimburse Whitehall Street Real Estate Partnership the expense it incurs in connection with evaluating and pursuing the transaction, up to a maximum of $3,500,000, if a definitive agreement for the sale is not consummated with Whitehall Street Real Estate Partnership. The Company is unable to predict whether the due diligence being performed by the parties will ultimately result in an actual sale of the Company.

     In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the loan from Lehman Brothers Holding, Inc. ("Lehman") and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at March 31, 2000. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to 20 quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

     The Company was unable to deliver its 1999 annual audited and quarterly 2000 unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance or which have been waived by the lenders. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 13, 2000 the Company has paid fully the $25 million required amortization payment due December 31, 2000 and has paid approximately $2.5 million of the $35 million required amortization payment due June 30, 2001.

     The Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and two other assets from January 1, to December 13, 2000. Gross sales price of these twenty one properties was $191.2 million while the reduction of debt was $147.3 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel.

                         LODGIAN, INC. AND SUBSIDIARIES

     The Company will continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

     In June 2000, the Company in an effort to reduce corporate overhead expenses instituted a plan to close four of the six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately 65 employees were terminated in this restructuring. The Company recognized a charge of approximately $1.5 million at June 30, 2000 to implement this plan. Of the $1.5 million charge approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. During the third and fourth quarters of 2000 $1.3 million and $.2 million was charged against this accrual, respectively.

     On August 31, 2000, in conjunction with the sale of ten hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities totaling $213 million at December 31, 1999. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106 million of the debt with proceeds from the sale, extended the maturity date to November 30, 2002 from November 30, 2000, and converted the remaining balance owed, approximately $107 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt. Under the original terms of the loan agreement when the loan matured in November 2000 and converted to a term loan, the interest rate would be based on a benchmark treasury rate of 7.235%.

     Considering the amendments to the existing loan agreements and the debt repayments discussed above, the Company's total outstanding debt as of December 13, 2000 (excluding CRESTS) is approximately $757.0 million. Of this amount $.6 million is due December 31, 2000 and $87.7 million is due in 2001. As of December 13, 2000, the Company's held for sale properties have an estimated fair value of approximately $89.6 million, which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

     In 2001, the Company will need to sell assets and therefore will continue to identify properties to be classified as held for sale to meet its $87.7 million amortization payment requirements in 2001 and its capital improvement program, as discussed in Item 2. Liquidity and Capital Resources section following. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "should," "expect," "believe,' "anticipate,' "project,' "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - The impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     - The Company's ability to significantly improve and stabilize its accounting systems and procedures and maintain stability.

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

     - The impact on operations due to renovation work being performed at certain hotels.

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

     - The potential for additional impairment charges against earnings related to long-lived assets which may result from the Company's strategic initiatives to reduce the size of the hotel portfolio and reduce debt.

     - The impact of termination of letters of intent from prospective buyers of the Company as a whole.

  Strategic Plans

     During the past twelve months, the Company's Board of Directors have adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999 the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company is pursuing a sale of the Company. With regard to this strategic alternative the Company has received offers from Whitehall Street Real Estate Partnership and Edgecliff Holdings, LLC to acquire the Company. Both parties are continuing to actively and simultaneously conduct due diligence on the Company. The Company is unable to predict whether any of the transactions being considered will result in an actual sale of the Company. See further discussion in Liquidity and Capital Resources following.

     With regard to the strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company, the Company has sold nineteen hotel properties and two other assets from January 1, to December 13, 2000. Gross sale price of these twenty one properties was $191.2 million while the reduction of debt was $147.3 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel. In addition, the Company has several additional assets under contract and scheduled for closing during December 2000. See further discussion in Liquidity and Capital Resources following.

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

     Our business strategy included the acquisition of underperforming hotels and the implementation of our operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require a 12 to 18 month period before newly acquired, underperforming hotels are repositioned and stabilized. During this period, the revenues and earnings of these hotels may be adversely affected and may have a negative impact on RevPAR, average daily rate and occupancy rate performance, as well as operating margins for the Company overall. In addition, our strategy also included developing new full service hotels. Newly developed properties typically require 24 months following completion to stabilize. To track the execution of our repositioning and development growth strategy's impact on the Company's results of operations, we classify our hotels as either "Stabilized Hotels," "Stabilizing Hotels" or "Being Repositioned Hotels," as described below:

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

THREE MONTHS ENDED MARCH 31, 2000 ("FIRST QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER 1999")

  Historical Results of Operations

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various consolidated statements of operations line items.

                                                               PERIOD TO PERIOD
                                                                CHANGE FOR THE
                                                                    THREE
                                                                 MONTHS ENDED
                                                              MARCH 31, 2000 AND
                                                                     1999
                                                              ------------------
Revenues:
  Rooms.....................................................  $  3,333      3.4%
  Food and beverage.........................................      (566)     1.8
  Other.....................................................      (136)     2.0
                                                              --------    -----
          Total revenue.....................................     2,631      1.9
                                                              --------    -----
Operating expenses:
  Direct:
     Rooms..................................................     2,337      8.9
     Food and beverage......................................      (890)     3.7
     Other..................................................       187      4.5
  General, administrative and other.........................     6,199     12.7
  Depreciation and amortization.............................     2,282     16.6
  Impairment of long-lived assets...........................     9,613    100.0
                                                              --------    -----
          Total operating expenses..........................    19,728     16.8
                                                              --------    -----
                                                               (17,097)    91.9
Other income (expenses):
  Interest income and other.................................      (121)    34.8
  Interest expense..........................................    (5,057)    26.7
  Gain on asset dispositions, net...........................        95    100.0
Minority interests:
  Preferred redeemable securities...........................       294      8.8
  Other.....................................................       437     58.7
                                                              --------    -----
Loss before income taxes....................................   (21,449)   527.0
Benefit for income taxes....................................    (7,049)   433.0
                                                              --------    -----
          Net loss..........................................  $(14,400)   589.7%
                                                              ========    =====

     The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Revenues:
  Rooms.....................................................   72.3%    71.3%
  Food and beverage.........................................   22.8     23.6
  Other.....................................................    4.9      5.1
                                                              -----    -----
          Total revenue.....................................  100.0    100.0
                                                              -----    -----
Operating expenses:
  Direct:
     Rooms..................................................   20.7     19.3
     Food and beverage......................................   16.8     17.8
     Other..................................................    3.1      3.0
  General, administrative and other.........................   39.8     36.0
  Depreciation and amortization.............................   11.6     10.1
  Impairment of long-lived assets...........................    6.9       --
                                                              -----    -----
          Total operating expenses..........................   98.9     86.2
                                                              -----    -----
                                                                1.1     13.8
Other income (expenses):
  Interest income and other.................................    0.2      0.2
  Interest expense..........................................  (17.3)   (13.9)
  Gain on asset dispositions, net...........................    0.1       --
Minority interests:
  Preferred redeemable securities...........................   (2.2)    (2.5)
  Other.....................................................   (0.2)    (0.6)
                                                              -----    -----
Loss before income taxes....................................  (18.3)    (3.0)
Benefit for income taxes....................................   (6.1)    (1.2)
                                                              -----    -----
          Net loss..........................................  (12.2)%   (1.8)%
                                                              =====    =====

     As previously reported in the Company's Form 10-K for the year ended December 31, 1999, during the fourth quarter of 1999, the Company initiated an internal review of its accounting records. The Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the Merger. In addition, the Company determined that a significant number of reconciliations involving cash, accounts receivable, fixed assets, accounts payable and other accounts had not been completed during 1999. As a result of these systems and reconciliation issues, the Company experienced a significant delay in preparing its 1999 annual financial statements. Certain charges were recorded in the fourth quarter of 1999 after the account reconciliation process was completed in 2000.

     Also, as previously reported in the Company's Form 10-K for the year ended December 31, 1999, the Company concluded, after consultation with its prior independent auditors that its internal controls for the preparation of interim financial information did not provide an adequate basis for its prior independent auditors to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. The Company believes that certain charges that were recorded in the fourth quarter of 1999 and were principally recognized in general, administrative and other in the consolidated statement of operations may relate to individual prior quarters; however the Company does not have sufficient information to identify all specific changes attributable to prior 1999 quarters.

     The internal control weaknesses described above existed during the first quarter of 2000 and also caused a significant delay in preparing the Company's March 31, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of March 31, 2000 and for the three months then ended. The Company is in the process of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its 2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date.

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

     Total revenue for the first quarter 2000 was $138.4 million, an increase of 1.9% and RevPAR was $44.70, an increase of 4.2%, compared to 1999, despite a decrease of eight hotels in the owned portfolio. In addition, approximately 55,000 total room nights were out of inventory during the first quarter 2000 as upgrades and renovations were implemented.

     The following table summarizes certain operating data for the Company's hotels for the three months ended March 31, 2000 and 1999. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1 of the year indicated.

                                       HOTELS(1)          ADR           OCCUPANCY         REVPAR
                                      -----------   ---------------   -------------   ---------------
                                      2000   1999    2000     1999    2000    1999     2000     1999
                                      ----   ----   ------   ------   -----   -----   ------   ------
Stabilized..........................  100     77    $72.57   $73.94   62.88%  62.50%  $45.63   $46.20
Stabilizing.........................   10     35     82.64    75.51   53.24   58.30    44.00    44.01
Being repositioned..................   19     25     80.35    73.81   51.10   42.50    41.06    31.37
                                      ---    ---    ------   ------   -----   -----   ------   ------
          Total.....................  129    137    $74.52   $74.23   59.99%  57.80%  $44.70   $42.90
                                      ===    ===    ======   ======   =====   =====   ======   ======

---------------

(1) Excludes the hotel managed for a third party and the partially owned non-consolidated hotel in 2000 and excludes the two hotels managed for third parties and the seven partially owned non-consolidated hotels in 1999.

  Operating Expenses

     Operating expenses are composed of direct, general and administrative, other hotel operating expenses and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component which can be leveraged with increases in revenues. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. The Company has incurred significant professional fees in 2000 to correct internal control weaknesses identified in late 1999. Other expenses include primarily property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. These expenses are primarily fixed.

     Direct operating expenses for the Company were $56.1 million (40.1% of direct revenues) for the first quarter 2000 and $54.5 million (40.1% of direct revenues) for the first quarter of 1999. This $1.6 million increase was primarily attributable to an increase in rooms expenses of $2.3 million (which related to an increase in the number of room nights sold) partially offset by lower food and beverage expense of $0.9 million (arising from discounts and rebates that the Company was able to garner in the first quarter of 2000).

     General, administrative and other expenses were $55.1 million in first quarter 2000 and $48.9 million in the first quarter 1999. Included in the $6.2 million increase is $2.5 million of professional fees that the Company expended in its effort to reconcile accounts and to improve its accounting systems and procedures.

     Depreciation and amortization were $16.0 million in first quarter 2000 and $13.8 million in the first quarter 1999. The $2.2 million increase is primarily as a result of the completion of a significant number of renovation projects and the opening of three hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold.

     Impairment of long-lived assets was $9.6 million in the first quarter 2000. The charge related to revised estimates of fair value for properties held for sale as of December 31, 1999.

     Interest expense was $24.0 million in first quarter 2000 and $18.9 million in first quarter 1999. This increase is primarily attributable to an increase in the level of debt as well as an increase in the cost of debt.

     Minority interest expense was $3.4 million in first quarter 2000 and $4.1 million in first quarter 1999. The $0.7 million decrease is primarily attributable to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

  Net Loss

     After a tax benefit of $8.7 million in first quarter 2000 and $1.6 million in first quarter 1999, the Company had a net loss of $16.8 million ($.60 per share) in first quarter 2000 compared with a net loss of $2.4 million ($.09 per share) in first quarter 1999, for the reasons discussed above.

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

  Liquidity and Capital Resources

     Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing. Additionally, the Company expects to generate cash from the disposition of hotels it has targeted for sale and that will be targeted for sale in the future. The majority of net proceeds from the sale of hotels is expected to be used to reduce long-term debt.

     The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2000 of $31.1 million, a 5.5% decrease from the $32.9 million for the 1999 Period. The Company has computed EBITDA without regard to the unusual items and one-time charges. During 2000 these items consisted of unusual costs, principally professional fees of $4.0 million and impairment charges of $9.6 million. There were no such items in 1999. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

     Cash flows used in investing activities were $14.3 million and $12.0 million in 2000 and 1999, respectively. The 2000 amount includes capital expenditures of $31.7 million, net proceeds from the sale of assets of $19.4 million and deposits for capital expenditure escrows of $2.0 million. The 1999 amount includes capital expenditures of $29.8 million, net proceeds from the sale of assets of $3.6 million and withdrawals from capital expenditure escrows of $14.2 million.

     Cash flows provided by financing activities were $24.9 million and $1.2 million in 2000 and 1999, respectively. The 2000 and 1999 amounts consist primarily of the net proceeds from the issuance and repayment of long-term obligations.

     At March 31, 2000, the Company had a working capital deficit of $55.8 million as compared with a working capital deficit of $65.3 million at December 31, 1999.

     At March 31, 2000, long-term obligations were $879.3 million. Long-term obligations were $856.7 million at December 31, 1999. Both periods exclude $175 million of CRESTS.

     The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of December 13, 2000, the Company's capital budget for 2001 is approximately $51.8 million and the Company has approximately $13.9 million escrowed for such improvements.

     In connection with the Merger on December 11, 1998, the Company obtained $265 million of mortgage notes from Lehman. The net proceeds were used to repay existing debt and related obligations.

     In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the Lehman loan and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at March 31, 2000. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to 20 quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

     The Company was unable to deliver its 1999 annual audited and quarterly 2000 unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance or which have been waived by the lenders. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 13, 2000 the Company has paid fully the $25 million required amortization payment due December 31, 2000 and has paid approximately $2.5 million of the $35 million required amortization payment due June 30, 2001.

     As discussed previously in Item 2, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and two other assets from January 1 to December 13, 2000. Gross sales price of these twenty one properties was $191.2 million while the reduction of debt was $147.3 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel.

     The Company will continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

     In June 2000, the Company in an effort to reduce corporate overhead expenses instituted a plan to close four of the six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately 65 employees were terminated in this restructuring. The Company recognized a charge of approximately $1.5 million at June 30, 2000 to implement this plan. Of the $1.5 million charge approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. During the third and fourth quarters of 2000 $1.3 million and $.2 million was charged against this accrual, respectively. In the future the Company anticipates approximately $5 million in annual savings from instituting this plan.

     On August 31, 2000, in conjunction with the sale of ten hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities totaling $213 million at December 31, 1999. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106 million of the debt with proceeds from the sale, extended the maturity date to November 30, 2002 from November 30, 2000, and converted the remaining balance owed, approximately $107 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt. Under the original terms of the loan agreement when the loan matured in November 2000 and converted to a term loan, the interest rate would be based on a benchmark treasury rate of 7.235%.

     Also as discussed previously in Item 2, the Board of Directors is actively pursuing the sale of the Company as a whole. During the fourth quarter of 2000 Whitehall Street Real Estate Partnership and Edgecliff Holdings, LLC each made a proposal to acquire all of the outstanding shares of the Company. Presently both parties are continuing to actively and simultaneously conduct due diligence. The Company will reimburse Whitehall Street Real Estate Partnership the expense it incurs in connection with evaluating and pursuing the transaction, up to a maximum of $3,500,000, if a definitive agreement for the sale is not consummated with Whitehall Street Real Estate Partnership. The Company is unable to predict whether the due diligence being performed by the parties will ultimately result in an actual sale of the Company.

     Considering the amendments to the existing loan agreements and the debt repayments discussed above, the Company's total outstanding debt as of December 13, 2000 (excluding CRESTS) is approximately $757.0 million. Of this amount $.6 million is due December 31, 2000 and $87.7 million is due in 2001. As discussed previously, the Company's estimated capital expenditures for 2001 is approximately $37.9 million (net of escrowed funds of $13.9 million). As of December 13, 2000, the Company's held for sale properties have an estimated fair value of approximately $89.6 million, which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

     In 2001, the Company will need to sell assets and therefore will continue to identify properties to be classified as held for sale to meet its $87.7 million amortization payment requirements in 2001 and its capital improvement program. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

     One of the assets under contract for sale in December 2000 is the hotel under construction in Richmond, Virginia. If the closing occurs, the Company will retain $10 million of the cash proceeds for liquidity purposes.

If the sale of the Richmond hotel does not occur, the Company will be required to fund additional capital expenditures of approximately $14.0 million in 2001. In addition, the Company currently has $23.8 million of availability on its revolving credit facility. The Company anticipates borrowing the majority available under its revolving credit facility in January 2001 to cover certain interest and operating obligations. The Company believes that the combination of its current cash position, cash flow from operations, availability on the revolving credit facility and net proceeds from property (both properties identified and to be identified) sales will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2001.

  Inflation

     The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract and quantum meruit, among other claims. The contractor seeks damages totaling $80 million, including $60 million punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. The Company believes that it has valid defenses and counterclaims in these matters and that the outcome will not have a material adverse effect on its financial position or results of operations.

     On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 contract. WH claims entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. Although the Demand for Arbitration does not make a specific damages demand, it is believed that WH is claiming approximately $1,100,000 from the Company. Lodgian believes it has meritorious defenses to this matter and is defending it vigorously.

     The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends is restricted by the Indenture governing the Company's 12 1/4% Senior Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structures Trust Securities ("CRESTS"). On June 30, 2000, the Company exercised its rights to begin the deferral of dividend payments on the CRESTS, effective with the interest payment due June 30, 2000. Pursuant to the terms of the instrument, the Company has the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest shall be due and payable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     A report on Form 8-K was filed on March 9, 2000 relating to reducing the number of members of the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LODGIAN, INC.
                                                            Registrant

DATE: December 15, 2000                                                      /s/ ROBERT S. COLE
                                                            -----------------------------------------------------
                                                                               Robert S. Cole
                                                                    President and Chief Executive Officer

DATE: December 15, 2000                                                     /s/ THOMAS R. EPPICH
                                                            -----------------------------------------------------
                                                                              Thomas R. Eppich
                                                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.1    --   Form of Amendment No. 1, Waiver and Consent to the Credit
              Agreement among Lodgian Financing Corp., Lodgian, Inc.,
              Impac Hotel Group, LLC, Servico Inc., the other Affiliate
              Guarantors party hereto, the Lenders and Issuing Bank named herein, Morgan Stanley Senior Funding, Inc., as
              Administrative Agent and Collateral Agent, Morgan Stanley
              Senior Funding, Inc., as Co-Lead Arranger, Joint-Book
              Manager and Syndication Agent, Lehman Brothers Inc., as
              Co-Lead Arranger, Joint-Book Manager and Lehman Commercial
              Paper Inc., as Documentation Agent.
 10.2    --   Form of Consolidated, Amended and Restated Loan Agreement
              dated as of August 31, 2000 by and among Impac Hotels II,
              L.L.C. and Impac Hotels III, L.L.C. and the Capital Company
              of America LLC.
  27     --   Financial Data Schedule (For SEC use only)