Form 10-Q
period 2000-06-30
LODGIAN INC
filed 2000-12-15
CIK 1066138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE PERIOD ENDED JUNE 30, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LODGIAN, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999.......................................    1
          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2000 and 1999...........    2
          Condensed Consolidated Statements of Stockholders' Equity
          for the Six Months Ended June 30, 2000 and for the Year
          Ended December 31, 1999.....................................    3
          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999.........................    4
          Notes to Condensed Consolidated Financial Statements........    5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   29
Item 2.   Changes in Securities.......................................   29
Item 6.   Exhibits and Reports on Form 8-K............................   29
SIGNATURES............................................................   31

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   29,887     $   14,644
  Restricted cash...........................................       3,527          2,692
  Accounts receivable, net of allowances....................      26,702         26,520
  Inventories...............................................       8,882          9,190
  Prepaid expenses and other current assets.................      11,318          9,984
                                                              ----------     ----------
          Total current assets..............................      80,316         63,030
Property and equipment, net.................................   1,233,933      1,314,141
Deposits for capital expenditures...........................      18,607         12,357
Other assets, net...........................................      30,390         32,468
                                                              ----------     ----------
                                                              $1,363,246     $1,421,996
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   29,334     $   34,332
  Accrued interest..........................................      20,052         13,390
  Other accrued liabilities.................................      46,905         42,783
  Advance deposits..........................................       3,101          2,384
  Current portion of long-term obligations..................      76,162         35,404
                                                              ----------     ----------
          Total current liabilities.........................     175,554        128,293
Long-term obligations, less current portion.................     833,207        856,675
Deferred income taxes.......................................       3,702         33,082
Commitments and contingencies...............................          --             --
Minority interests:
  Preferred redeemable securities (including related accrued
     interest)..............................................     178,063        175,000
  Other.....................................................       4,762          4,404
                                                              ----------     ----------
          Total liabilities.................................   1,195,288      1,197,454
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,247,869 and 28,130,325 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively...........................................         282            281
  Additional paid-in capital................................     263,205        262,760
  Accumulated deficit.......................................     (94,617)       (37,587)
  Accumulated other comprehensive loss......................        (912)          (912)
                                                              ----------     ----------
          Total stockholders' equity........................     167,958        224,542
                                                              ----------     ----------
                                                              $1,363,246     $1,421,996
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                -------------   -------------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                         (UNAUDITED)
Revenues:
  Rooms.......................................    $117,101        $114,879        $217,218        $211,663
  Food and beverage...........................      36,445          37,056          67,949          69,126
  Other.......................................       7,577           7,928          14,391          14,878
                                                  --------        --------        --------        --------
          Total revenue.......................     161,123         159,863         299,558         295,667
                                                  --------        --------        --------        --------
Operating expenses:
Direct:
  Rooms.......................................      31,898          30,858          60,499          57,122
  Food and beverage...........................      25,465          26,433          48,683          50,541
  Other.......................................       4,607           4,093           8,917           8,216
General, administrative and other.............      56,644          47,564         111,789          96,510
Depreciation and amortization.................      16,408          13,750          32,440          27,500
Impairment of long-lived assets...............      56,549              --          66,162              --
Severance and restructuring expenses..........       1,502              --           1,502              --
                                                  --------        --------        --------        --------
          Total operating expenses............     193,073         122,698         329,992         239,889
                                                  --------        --------        --------        --------
                                                   (31,950)         37,165         (30,434)         55,778
Other income (expenses):
  Interest income and other...................         300             469             527             817
  Interest expense............................     (25,843)        (18,209)        (49,830)        (37,139)
  Loss on asset dispositions, net.............         (98)             --              (3)             --
Minority interests:
  Preferred redeemable securities.............      (3,064)         (3,457)         (6,127)         (6,814)
  Other.......................................        (236)           (566)           (543)         (1,310)
                                                  --------        --------        --------        --------
(Loss) income before income taxes.............     (60,891)         15,402         (86,410)         11,332
(Benefit) provision for income taxes..........     (20,703)          6,161         (29,380)          4,533
                                                  --------        --------        --------        --------
Net (loss) income.............................    $(40,188)       $  9,241        $(57,030)       $  6,799
                                                  ========        ========        ========        ========
(Loss) earnings per common share -- basic.....    $  (1.43)       $   0.34        $  (2.04)       $   0.25
                                                  ========        ========        ========        ========
(Loss) earnings per common share -- diluted...    $  (1.43)       $   0.32        $  (2.04)       $   0.25
                                                  ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    RETAINED      ACCUMULATED
                                  COMMON STOCK       ADDITIONAL     EARNINGS         OTHER           TOTAL
                               -------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL       DEFICIT)         LOSS           EQUITY
                               ----------   ------   ----------   ------------   -------------   -------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1998.......................  27,937,057    $278     $261,976      $ 23,106        $(1,593)       $283,767
401(k) Plan contribution.....     143,160       2          547            --             --             549
Exercise of stock options....      30,000       1          119            --             --             120
Tax benefit from exercise of
  stock options..............          --      --           20            --             --              20
Director compensation........      20,108      --           98            --             --              98
Net loss.....................          --      --           --       (60,693)            --         (60,693)
Currency translation
  adjustments................          --      --           --            --            681             681
                                                                                                   --------
Comprehensive loss...........          --      --           --            --             --         (60,012)
                               ----------    ----     --------      --------        -------        --------
Balance at December 31,
  1999.......................  28,130,325     281      262,760       (37,587)          (912)        224,542
401(k) Plan contribution.....     111,388       1          418            --             --             419
Director compensation........       6,156      --           27            --             --              27
Net loss.....................          --      --           --       (57,030)            --         (57,030)
Currency translation
  adjustments................          --      --           --            --             --              --
                                                                                                   --------
Comprehensive loss...........          --      --           --            --             --         (57,030)
                               ----------    ----     --------      --------        -------        --------
Balance at June 30, 2000.....  28,247,869    $282     $263,205      $(94,617)       $  (912)       $167,958
                               ==========    ====     ========      ========        =======        ========

The comprehensive loss for the three months ended June 30, 2000 was $40,188 and the comprehensive income for the three and six months ended June 30, 1999 was $9,179 and $6,737, respectively.

The data for the six months ended June 30, 2000 is unaudited.

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net (loss) income.........................................    $(57,030)       $  6,799
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      32,440          27,500
     Loss on sale of assets, net............................           3              --
     Deferred income tax (benefits) provision...............     (29,380)          4,533
     Minority interests.....................................       3,607              --
     Impairment of long-lived assets........................      66,162              --
     Other..................................................         839           5,343
     Changes in operating assets and liabilities:
       Accounts receivable..................................        (182)        (11,095)
       Inventories..........................................         308             128
       Other current assets.................................      (2,169)         (5,479)
       Accounts payable.....................................      (4,998)         (9,497)
       Accrued liabilities..................................      11,501           2,054
                                                                --------        --------
Net cash provided by (used in) operating activities.........      21,101          20,286
                                                                --------        --------
INVESTING ACTIVITIES:
  Capital expenditures, net.................................     (51,437)        (44,259)
  Acquisitions of property and equipment....................          --          (1,929)
  Proceeds from sale of assets..............................      34,725          11,100
  Net withdrawals (deposits) for capital expenditures.......      (6,250)            588
                                                                --------        --------
Net cash provided by (used in) investing activities.........     (22,962)        (34,500)
                                                                --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................          --              60
  Proceeds from issuance of long-term obligations...........      32,085          29,640
  Principal payments on long-term obligations...............     (14,795)        (12,866)
  Payments of deferred loan costs...........................          --          (1,360)
  Distributions to minority interests.......................        (186)           (123)
                                                                --------        --------
Net cash provided by (used in) financing activities.........      17,104          15,351
                                                                --------        --------
Net increase in cash and cash equivalents...................      15,243           1,137
Cash and cash equivalents at beginning of period............      14,644          19,185
                                                                --------        --------
Cash and cash equivalents at end of period..................    $ 29,887        $ 20,322
                                                                ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amount capitalized....................    $ 41,282        $ 35,623
                                                                ========        ========
     Income taxes...........................................    $    427        $     --
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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and its cash flows for the six months ended June 30, 2000. The results for interim periods are not necessarily indicative of results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     The internal control weaknesses described above existed during the first and second quarters of 2000 and also caused a significant delay in preparing the Company's June 30, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of June 30, 2000 and for the three and six months then ended. The Company is in the process of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is

                         LODGIAN, INC. AND SUBSIDIARIES
required to file its 2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date.

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

     Certain reclassifications have been made to prior year amounts In the financial statements in order to conform to the current year presentation.

2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  ---------------------   ---------------------
                                                    2000         1999       2000         1999
                                                  --------      -------   --------      -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net (loss) income.............................  $(40,188)     $ 9,241   $(57,030)     $ 6,799
  Effect of dilutive securities:
  Minority interest-preferred redeemable
     securities.................................        --        2,074         --           --
                                                  --------      -------   --------      -------
  Numerator for diluted earnings per share......  $(40,188)     $11,315   $(57,030)     $ 6,799
                                                  ========      =======   ========      =======
Denominator:
  Denominator for basic earnings per
     share-weighted-average shares..............    28,192       27,080     27,956       26,909
  Effect of dilutive securities:
  Employee stock options........................        --          176         --           --
  Convertible preferred securities..............        --        8,170         --           --
                                                  --------      -------   --------      -------
  Denominator for dilutive earnings per
     share-adjusted weighted-average shares.....    28,192       35,426     27,956       26,909
                                                  ========      =======   ========      =======
Basic earnings per share:
  Net (loss) income.............................  $  (1.43)     $  0.34   $  (2.04)     $  0.25
                                                  ========      =======   ========      =======
Diluted earnings per share:
  Net (loss) income.............................  $  (1.43)(1)  $  0.32   $  (2.04)(1)  $  0.25(1)
                                                  ========      =======   ========      =======

(1) The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS), employee stock options and contingent shares in connection with the Merger because their inclusion would have been antidilutive.

3. ASSETS HELD FOR SALE

     As discussed in footnote 7. and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the Company has identified and will continue to identify throughout 2000 and 2001 properties which will be classified as held for sale to meet these objectives. In second quarter of 2000 the Company has recorded an impairment charge of

                         LODGIAN, INC. AND SUBSIDIARIES

$56.6 million related to properties identified as held for sale at June 30, 2000. Impairment charges for the six month period ended June 30, 2000 were $66.2 million. The Company's first quarter charge of $9.6 million related to revised estimates of fair value for properties held for sale at December 31, 1999 and the second quarter charge of $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000. During the third quarter 2000 the Company recaptured $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 are no longer being actively marketed for sale. The Company may incur additional impairment charges in the fourth quarter 2000 and in 2001 as it continues to identify properties to be considered held for sale to meet the objectives described.

     Summary results of operations included in the Statement of Operations with respect to the properties identified as held for sale at June 30, 2000 are as follows (in thousands):

                                                            THREE MONTHS     SIX MONTHS
                                                               ENDED           ENDED
                                                              JUNE 30,        JUNE 30,
                                                                2000            2000
                                                            ------------    ------------
Revenues..................................................    $ 33,614        $ 58,304
                                                              ========        ========
Loss before income taxes..................................    $(46,178)(1)    $(55,604)(1)
                                                              ========        ========

     (1) Includes impairment charge of $56.6 million and $66.2 million, respectively.

     Included in property and equipment, net at June 30, 2000 is $243.3 million related to properties identified as held for sale at June 30, 2000.

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

                         LODGIAN, INC. AND SUBSIDIARIES

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

     The following supplemental condensed consolidating financial statements present balance sheets as of June 30, 2000 and December 31, 1999 and statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000

                                                   SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                        PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ------     ----------   -------------   ------------   ------------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
                                                  ASSETS
Current Assets:
  Cash and cash equivalents..........  $      59   $  22,326      $   7,502       $     --      $   29,887
  Restricted cash....................         --          --          3,527             --           3,527
  Accounts receivable, net of
     allowances......................         --      11,422         15,280             --          26,702
  Inventories........................         --       3,712          5,170             --           8,882
  Prepaid expenses and other current
     assets..........................      2,254         492          8,572             --          11,318
                                       ---------   ---------      ---------       --------      ----------
          Total current assets.......      2,313      37,952         40,051             --          80,316
Property and equipment, net..........                587,582        646,351             --       1,233,933
Deposits for capital expenditure.....         --          --         18,607             --          18,607
Investment in consolidated
  entities...........................   (264,706)         --             --        264,706              --
Due from (to) affiliates.............    438,905    (218,663)      (220,242)            --              --
Other assets, net....................         36      17,592         12,762             --          30,390
                                       ---------   ---------      ---------       --------      ----------
                                       $ 176,548   $ 424,463      $ 497,529       $264,706      $1,363,246
                                       =========   =========      =========       ========      ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................  $      --   $  12,957      $  16,377       $     --      $   29,334
  Accrued interest...................         --      18,059          1,993             --          20,052
  Other accrued liabilities..........         --      13,040         33,865             --          46,905
  Advance deposits...................         --       1,447          1,654             --           3,101
  Current portion of long-term
     obligations.....................         --      62,400         13,762             --          76,162
                                       ---------   ---------      ---------       --------      ----------
          Total current
            liabilities..............         --     107,903         67,651             --         175,554
Long-term obligations, less current
  portion............................      3,976     394,762        434,469             --         833,207
Deferred income taxes................      3,702          --             --             --           3,702
Commitments and contingencies........         --          --             --             --              --
Minority interests:
  Preferred redeemable securities
     (including related accrued
     interest).......................         --          --        178,063             --         178,063
  Other..............................         --          --          4,762             --           4,762
                                       ---------   ---------      ---------       --------      ----------
          Total liabilities..........      7,678     502,665        684,945             --       1,195,288
                                       ---------   ---------      ---------       --------      ----------
Stockholders' equity:
  Common stock.......................        282          33            440           (473)            282
  Additional paid-in capital.........    263,205      22,619        (41,447)        18,828         263,205
  Accumulated deficit................    (94,617)    (99,942)      (146,409)       246,351         (94,617)
  Accumulated other comprehensive
     loss............................         --        (912)            --             --            (912)
                                       ---------   ---------      ---------       --------      ----------
          Total stockholders'
            equity...................    168,870     (78,202)      (187,416)       264,706         167,958
                                       ---------   ---------      ---------       --------      ----------
                                       $ 176,548   $ 424,463      $ 497,529       $264,706      $1,363,246
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
                                       =========    =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Revenues:
  Rooms................................  $     --    $ 51,233      $ 65,868        $    --        $117,101
  Food and beverage....................        --      15,265        21,180             --          36,445
  Other................................        --       3,063         4,514             --           7,577
                                         --------    --------      --------        -------        --------
          Total revenue................        --      69,561        91,562             --         161,123
                                         --------    --------      --------        -------        --------
Operating expenses:
Direct:
  Rooms................................        --      14,195        17,703             --          31,898
  Food and beverage....................        --      10,628        14,837             --          25,465
  Other................................        --       2,045         2,562             --           4,607
General, administrative and other......        --      23,416        33,228             --          56,644
Depreciation and amortization..........        --       6,328        10,080             --          16,408
Impairment of long-lived assets........        --          --        56,549             --          56,549
Severance and restructuring charges....        --          --         1,502             --           1,502
                                         --------    --------      --------        -------        --------
          Total operating expenses.....        --      56,612       136,461             --         193,073
                                         --------    --------      --------        -------        --------
                                               --      12,949       (44,899)            --         (31,950)
Other income (expenses):
  Interest income and other............        --          --           300             --             300
  Interest expense.....................        --     (14,144)      (11,699)            --         (25,843)
  Loss on asset dispositions, net......        --         (98)           --             --             (98)
  Equity in loss of consolidated
     subsidiaries......................   (60,890)         --            --         60,890              --
Minority interests:
  Preferred redeemable securities......        --          --        (3,064)            --          (3,064)
  Other................................        --          --          (236)            --            (236)
                                         --------    --------      --------        -------        --------
Loss before income taxes...............   (60,890)     (1,293)      (59,598)        60,890         (60,891)
Benefit for income taxes...............   (20,703)       (440)      (20,263)        20,703         (20,703)
                                         --------    --------      --------        -------        --------
Net loss...............................  $(40,187)   $   (853)     $(39,335)       $40,187        $(40,188)
                                         ========    ========      ========        =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
Revenues:
  Rooms.................................  $    --    $53,100       $ 61,779        $     --       $114,879
  Food and beverage.....................       --     16,128         20,928              --         37,056
  Other.................................       --      3,366          4,562              --          7,928
                                          -------    -------       --------        --------       --------
          Total revenue.................       --     72,594         87,269              --        159,863
                                          -------    -------       --------        --------       --------
Operating expenses:
Direct:
  Rooms.................................       --     13,556         17,302              --         30,858
  Food and beverage.....................       --     11,772         14,661              --         26,433
  Other.................................       --      2,128          1,965              --          4,093
General, administrative and other.......       --     23,342         24,222              --         47,564
Depreciation and amortization...........       --      4,401          9,349              --         13,750
                                          -------    -------       --------        --------       --------
          Total operating expenses......       --     55,199         67,499              --        122,698
                                          -------    -------       --------        --------       --------
                                               --     17,395         19,770              --         37,165
Other income (expenses):
  Interest income and other.............       --         --            469              --            469
  Interest expense......................       --     (7,573)       (10,636)             --        (18,209)
  Equity in income of consolidated
     subsidiaries.......................   15,402         --             --         (15,402)            --
Minority interests:
  Preferred redeemable securities.......       --         --         (3,457)             --         (3,457)
  Other.................................       --         (3)          (563)             --           (566)
                                          -------    -------       --------        --------       --------
Income before income taxes..............   15,402      9,819          5,583         (15,402)        15,402
Provision for income taxes..............    6,161      2,963          3,198          (6,161)         6,161
                                          -------    -------       --------        --------       --------
Net income..............................  $ 9,241    $ 6,856       $  2,385        $ (9,241)      $  9,241
                                          =======    =======       ========        ========       ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Revenues:
  Rooms................................  $     --    $ 96,534      $120,684        $    --        $217,218
  Food and beverage....................        --      29,186        38,763             --          67,949
  Other................................        --       5,851         8,540             --          14,391
                                         --------    --------      --------        -------        --------
          Total revenue................        --     131,571       167,987             --         299,558
                                         --------    --------      --------        -------        --------
Operating expenses:
  Direct:
  Rooms................................        --      27,187        33,312             --          60,499
  Food and beverage....................        --      20,739        27,944             --          48,683
  Other................................        --       3,987         4,930             --           8,917
General, administrative and other......        --      46,207        65,582             --         111,789
Depreciation and amortization..........        --      12,263        20,177             --          32,440
Impairment of long-lived assets........        --       8,800        57,362             --          66,162
Severance and restructuring charges....        --          --         1,502             --           1,502
                                         --------    --------      --------        -------        --------
          Total operating expenses.....        --     119,183       210,809             --         329,992
                                         --------    --------      --------        -------        --------
                                               --      12,388       (42,822)            --         (30,434)
Other income (expenses):
  Interest income and other............        --          --           527             --             527
  Interest expense.....................        --     (27,573)      (22,257)            --         (49,830)
  Loss on asset dispositions, net......        --          (3)           --             --              (3)
  Equity in loss of consolidated
     subsidiaries......................   (86,410)         --            --         86,410              --
Minority interests:
  Preferred redeemable securities......        --          --        (6,127)            --          (6,127)
  Other................................        --          --          (543)            --            (543)
                                         --------    --------      --------        -------        --------
Loss before income taxes...............   (86,410)    (15,188)      (71,222)        86,410         (86,410)
Benefit for income taxes...............   (29,380)     (5,164)      (24,216)        29,380         (29,380)
                                         --------    --------      --------        -------        --------
Net loss...............................  $(57,030)   $(10,024)     $(47,006)       $57,030        $(57,030)
                                         ========    ========      ========        =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
Revenues:
  Rooms.................................  $    --    $ 98,981      $112,682        $     --       $211,663
  Food and beverage.....................       --      30,801        38,325              --         69,126
  Other.................................       --       6,529         8,349              --         14,878
                                          -------    --------      --------        --------       --------
          Total revenue.................       --     136,311       159,356              --        295,667
                                          -------    --------      --------        --------       --------
Operating expenses:
Direct:
  Rooms.................................       --      25,092        32,030              --         57,122
  Food and beverage.....................       --      22,160        28,381              --         50,541
  Other.................................       --       3,991         4,225              --          8,216
General, administrative and other.......       --      45,110        51,400              --         96,510
Depreciation and amortization...........       --       8,802        18,698              --         27,500
                                          -------    --------      --------        --------       --------
          Total operating expenses......       --     105,155       134,734              --        239,889
                                          -------    --------      --------        --------       --------
                                               --      31,156        24,622              --         55,778
Other income (expenses):
  Interest income and other.............       --          --           817              --            817
  Interest expense......................       --     (15,098)      (22,041)             --        (37,139)
  Equity in income of consolidated
     subsidiaries.......................   11,332          --            --         (11,332)            --
Minority interests:
  Preferred redeemable securities.......       --          --        (6,814)             --         (6,814)
  Other.................................       --          --        (1,310)             --         (1,310)
                                          -------    --------      --------        --------       --------
Income (loss) before income taxes.......   11,332      16,058        (4,726)        (11,332)        11,332
Provision (benefit) for income taxes....    4,533       5,459          (926)         (4,533)         4,533
                                          -------    --------      --------        --------       --------
Net income (loss).......................  $ 6,799    $ 10,599      $ (3,800)       $ (6,799)      $  6,799
                                          =======    ========      ========        ========       ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                   PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                  ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ------------   ----------   -------------   ------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss........................................    $     --      $(10,024)     $(47,006)       $(57,030)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization.................          --        12,263        20,177          32,440
  Loss on sale of assets, net...................          --             3            --               3
  Deferred income tax benefit...................     (29,380)           --            --         (29,380)
  Minority interests............................          --            --         3,607           3,607
  Impairment losses.............................          --         8,800        57,362          66,162
  Other.........................................         475          (121)          485             839
Changes in operating assets and liabilities:
  Accounts receivable...........................          --        (3,165)        2,983            (182)
  Inventories...................................          --           404           (96)            308
  Other current assets..........................          --          (429)       (1,740)         (2,169)
  Accounts payable..............................          --          (514)       (4,484)         (4,998)
  Accrued liabilities...........................          --        11,830          (329)         11,501
                                                    --------      --------      --------        --------
  Net cash (used in) provided by operating
     activities.................................     (28,905)       19,047        30,959          21,101
                                                    --------      --------      --------        --------
INVESTING ACTIVITIES:
  Capital expenditures, net.....................          --       (31,055)      (20,382)        (51,437)
  Proceeds from sale of assets..................          --        34,725            --          34,725
  Net deposits for capital expenditures.........          --            --        (6,250)         (6,250)
                                                    --------      --------      --------        --------
  Net cash provided by (used in) investing
     activities.................................          --         3,670       (26,632)        (22,962)
                                                    --------      --------      --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     obligations................................          --        30,000         2,085          32,085
  Proceeds received from (paid to) related
     parties....................................      28,905       (28,130)         (775)             --
  Principal payments on long-term obligations...          --       (12,171)       (2,624)        (14,795)
  Distributions to minority interests...........          --            --          (186)           (186)
                                                    --------      --------      --------        --------
  Net cash provided by (used in) financing
     activities.................................      28,905       (10,301)       (1,500)         17,104
                                                    --------      --------      --------        --------
Net increase (decrease) in cash and cash
  equivalents...................................          --        12,416         2,827          15,243
Cash and cash equivalents at beginning of
  period........................................          59         9,910         4,675          14,644
                                                    --------      --------      --------        --------
Cash and cash equivalents at end of period......    $     59      $ 22,326      $  7,502        $ 29,887
                                                    ========      ========      ========        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                   PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                  ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ------------   ----------   -------------   ------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...............................    $    --       $ 10,598      $ (3,799)       $  6,799
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization.................         --          8,802        18,698          27,500
  Deferred income tax provision.................      4,533             --            --           4,533
  Other.........................................         --         12,041        (6,698)          5,343
Changes in operating assets and liabilities:
  Accounts receivable...........................         --        (11,205)          110         (11,095)
  Inventories...................................         --            132            (4)            128
  Other current assets..........................        389          2,457        (8,325)         (5,479)
  Accounts payable..............................       (132)        (3,748)       (5,617)         (9,497)
  Accrued liabilities...........................         --          8,426        (6,372)          2,054
                                                    -------       --------      --------        --------
Net cash provided by (used in) operating
  activities....................................      4,790         27,503       (12,007)         20,286
                                                    -------       --------      --------        --------
INVESTING ACTIVITIES:
  Capital expenditures, net.....................         --         (3,544)      (42,644)        (46,188)
  Proceeds from sale of assets..................         --             --        11,100          11,100
  Net (deposits) withdrawals for capital
     expenditures...............................         --          1,393          (805)            588
                                                    -------       --------      --------        --------
  Net cash provided by (used in) investing
     activities.................................         --         (2,151)      (32,349)        (34,500)
                                                    -------       --------      --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     obligations................................         --             --        29,640          29,640
  Proceeds received from (paid to) related
     parties....................................       (841)       (33,387)       34,228              --
  Net proceeds from issuance of common stock....         --             --            60              60
  Principal payments on long-term obligations...     (5,085)        (3,972)       (3,809)        (12,866)
  Payments of deferred loan costs...............         --             --        (1,360)         (1,360)
  Distributions to minority interests...........         --             --          (123)           (123)
                                                    -------       --------      --------        --------
  Net cash provided by (used in) financing
     activities.................................     (5,926)       (37,359)       58,636          15,351
                                                    -------       --------      --------        --------
Net increase (decrease) in cash and cash
  equivalents...................................     (1,136)       (12,007)       14,280           1,137
Cash and cash equivalents at beginning of
  period........................................      1,648          7,140        10,397          19,185
                                                    -------       --------      --------        --------
Cash and cash equivalents at end of period......    $   512       $ (4,867)     $ 24,677        $ 20,322
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

     In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the loan from Lehman Brothers Holding, Inc., ("Lehman") and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at June 30, 2000. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to 20 quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

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

     On August 31, 2000, in conjunction with the sale of ten hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities totaling $213 million at December 31, 1999. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106 million of the debt with proceeds from the sale, extended the maturity date to November 30, 2002 from November 30, 2000 and converted the remaining balance owed, approximately $107 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt. Under the original terms of the loan agreement when the loan matured in November 2000 and converted to a term loan, the interest rate would be based on a benchmark treasury rate of 7.235%.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

  Historical Results of Operations

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various consolidated statements of operations line items.

                                                           PERIOD TO PERIOD        PERIOD TO PERIOD
                                                         CHANGE FOR THE THREE     CHANGE FOR THE SIX
                                                           MONTHS ENDED JUNE      MONTHS ENDED JUNE
                                                           30, 2000 AND 1999      30, 2000 AND 1999
                                                         ---------------------    ------------------
                                                                         (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Rooms................................................   $  2,222        1.9%    $  5,555      2.6%
  Food and beverage....................................       (611)       1.6       (1,177)     1.7
  Other................................................       (351)       4.4         (487)     3.3
                                                          --------     ------     --------    -----
          Total revenue................................      1,260        0.8        3,891      1.3
                                                          --------     ------     --------    -----
Operating expenses:
  Direct:
  Rooms................................................      1,040        3.4        3,377      5.9
  Food and beverage....................................       (968)       3.7       (1,858)     3.7
  Other................................................        514       12.6          701      8.5
General, administrative and other......................      9,080       19.1       15,279     15.8
Depreciation and amortization..........................      2,658       19.3        4,940     18.0
Impairment of long-lived assets........................     56,549      100.0       66,162    100.0
Severance and restructuring expenses...................      1,502      100.0        1,502    100.0
                                                          --------     ------     --------    -----
          Total operating expenses.....................     70,375       57.4       90,103     37.6
                                                          --------     ------     --------    -----
                                                           (69,115)     186.0      (86,212)   155.0
Other income/expenses:
  Interest income and other............................       (169)      36.0         (290)    35.5
  Interest expense.....................................     (7,634)      41.9      (12,691)    34.2
Loss on asset dispositions, net........................        (98)     100.0           (3)   100.0
Minority interests:
  Preferred redeemable securities......................        393       11.4          687     10.1
  Other................................................        330       58.3          767     58.5
                                                          --------     ------     --------    -----
Loss before income taxes...............................    (76,293)     495.3      (97,742)   862.5
Benefit for income taxes...............................    (26,864)     436.0      (33,913)   748.1
                                                          --------     ------     --------    -----
Net loss...............................................   $(49,429)     534.9%    $(63,829)   938.8%
                                                          ========     ======     ========    =====

     The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                         LODGIAN, INC. AND SUBSIDIARIES

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                -------------   -------------   -------------   -------------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)
Revenues:
  Rooms.......................................       72.7%           71.9%           72.5%           71.6%
  Food and beverage...........................       22.6            23.2            22.7            23.4
  Other.......................................        4.7             4.9             4.8             5.0
                                                   ------          ------          ------          ------
          Total revenue.......................      100.0           100.0           100.0           100.0
                                                   ------          ------          ------          ------
Operating expenses:
  Direct:
  Rooms.......................................       19.8            19.3            20.2            19.3
  Food and beverage...........................       15.8            16.5            16.3            17.1
  Other.......................................        2.9             2.6             3.0             2.8
General, administrative and other.............       35.2            29.8            37.3            32.6
Depreciation and amortization.................       10.2             8.6            10.8             9.3
Impairment of long-lived assets...............       35.1             0.0            22.1             0.0
Severance and restructuring expenses..........        0.9             0.0             0.5             0.0
                                                   ------          ------          ------          ------
          Total operating expenses............      119.9            76.8           110.2            81.1
                                                   ------          ------          ------          ------
                                                    (19.9)           23.2           (10.2)           18.9
Other income/expenses:
  Interest income and other...................        0.2             0.3             0.2             0.3
  Interest expense............................      (16.0)          (11.4)          (16.6)          (12.6)
  Loss on asset dispositions, net.............       (0.1)            0.0             0.0             0.0
Minority interests:
  Preferred redeemable securities.............       (1.9)           (2.2)           (2.0)           (2.3)
  Other.......................................       (0.1)           (0.3)           (0.2)           (0.5)
                                                   ------          ------          ------          ------
(Loss) income before income taxes.............      (37.8)            9.6           (28.8)            3.8
(Benefit) provision for income taxes..........      (12.8)            3.8            (9.8)            1.5
                                                   ------          ------          ------          ------
Net (loss) income.............................      (25.0)%           5.8%          (19.0)%           2.3%
                                                   ======          ======          ======          ======

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

     Also, as previously reported in the Company's Form 10-K for the year ended December 31, 1999, the Company concluded, after consultation with its prior independent auditors that its internal controls for the preparation of interim financial information did not provide an adequate basis for its prior independent auditors to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. The Company believes that certain charges that were recorded in the fourth quarter of 1999 and were principally recognized in general, administrative and other in the consolidated statements of operations may relate to individual prior quarters;

however the Company does not have sufficient information to identify all specific changes attributable to prior 1999 quarters.

     The internal control weaknesses described above existed during the first and second quarters of 2000 and also caused a significant delay in preparing the Company's June 30, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of June 30, 2000 and for the three and six months then ended. The Company is in the process of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its 2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date.

THREE MONTHS ENDED JUNE 30, 2000 ("SECOND QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 ("SECOND QUARTER 1999")

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

     Total revenue for the second quarter 2000 was $161.1 million, an increase of 0.8% and RevPAR was $53.43, an increase of 4.6%, compared to 1999, despite a decrease of ten hotels in the owned portfolio and a significant revenue displacement as a result of renovations.

     The following table summarizes certain operating data for the Company's hotels for the three months ended June 30, 2000 and 1999. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1 of the year indicated.

                                       HOTELS(1)          ADR           OCCUPANCY         REVPAR
                                      -----------   ---------------   -------------   ---------------
                                      2000   1999    2000     1999    2000    1999     2000     1999
                                      ----   ----   ------   ------   -----   -----   ------   ------
Stabilized..........................   97     77    $73.96   $75.14   70.62%   70.2%  $52.23   $52.75
Stabilizing.........................   10     35     87.30    75.61   69.41    64.1    60.60    48.50
Being repositioned..................   19     24     88.02    81.89   62.44    60.3    54.96    49.35
                                      ---    ---    ------   ------   -----   -----   ------   ------
          Total.....................  126    136    $77.37   $76.38   69.06%   66.9%  $53.43   $51.08
                                      ===    ===    ======   ======   =====   =====   ======   ======

---------------

(1) Excludes the hotel managed for a third party and the partially owned non-consolidated hotel in 2000 and excludes the two hotels managed for third parties and the partially owned non-consolidated hotel in 1999.

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

     Direct operating expenses for the Company were $62.0 million (38.5% of direct revenues) for the second quarter 2000 and $61.4 million (38.4% of direct revenues) for the second quarter of 1999. This $0.6 million increase was primarily attributable to an increase in rooms and other direct expenses of $1.0 million and $0.6 million, respectively (which related to an increase in the number of room nights sold) net of a reduction in food and beverage costs of $1.0 million (arising from discounts and rebates that the Company was able to garner in the second quarter of 2000).

     General, administrative and other expenses were $56.6 million in second quarter 2000 and $47.6 million in the second quarter 1999. Included in the $9.0 million increase is $1.3 million of professional fees that the Company expended in its effort to reconcile accounts and to improve its accounting systems and procedures.

     Depreciation and amortization were $16.4 million in second quarter 2000 and $13.8 million in the second quarter 1999. The $2.6 million increase is primarily as a result of the completion of a significant number of renovation projects and the opening of 3 hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold.

     Impairment of long-lived assets was $56.6 million in the second quarter 1999. This relates to impairment charges on the ten hotels sold to Sunstone Investors, LLC on August 31, 2000.

     Interest expense was $25.8 million in second quarter 2000 and $18.2 million in second quarter 1999. This increase is primarily attributable to an increase in the level of debt as well as an increase in the cost of debt.

     Minority interest expense was $3.3 million in second quarter 2000 and $4.0 million in second quarter 1999. The $0.7 million decrease is primarily attributable to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

  Net Income (Loss)

     After a tax benefit of $20.7 million in second quarter 2000 and a provision of $6.1 million in second quarter 1999, the Company had a net loss of $40.2 million ($1.43 per share) in second quarter 2000 compared with a net income of $9.2 million ($.34 per share) in second quarter 1999, for the reasons discussed above.

     SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD")

  Revenues

     Revenues for the Company were $299.6 million for the 2000 period, a 1.3% increase over revenues of $295.7 million for the 1999 period and RevPAR was $49.02, an increase of 4.4%, despite a decrease of ten hotels in the owned portfolio and significant revenue displacement as a result of renovations.

     The following table summarizes certain operating data for the Company's hotels for the Six Months ended June 30, 2000 and 1999. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1 of the year indicated.

                                      HOTELS(1)          ADR           OCCUPANCY          REVPAR
                                     -----------   ---------------   -------------    ---------------
                                     2000   1999    2000     1999    2000     1999     2000     1999
                                     ----   ----   ------   ------   -----    ----    ------   ------
Stabilized.........................   97     77    $73.29   $74.57    66.7%   66.3%   $48.89   $49.45
Stabilizing........................   10     35    $85.18   $75.56    61.0%   61.2%    51.96   $46.26
Being Repositioned.................   19     24    $84.60   $78.50   56.83%   51.3%    48.08   $40.29
                                     ---    ---    ------   ------   -----    ----    ------   ------
          Total....................  126    136    $76.03   $75.42   64.48%   62.3%   $49.02   $46.95
                                     ===    ===    ======   ======   =====    ====    ======   ======

---------------

(1) Excludes the hotel managed for a third party and the one partially owned non-consolidated hotel in 2000 and excludes the two hotels managed for third parties and the partially owned non-consolidated hotel in 1999.

  Operating Expenses

     Direct operating expenses for the Company were $118.1 million (39.4% of direct revenues) for the 2000 period and $115.8 million (39.2% of direct revenue) for the 1999 period. This $2.3 million increase was primarily attributable to an increase in rooms and other direct expenses of $3.4 million and $.7 million, respectively (which related to an increase in the number of room nights sold) net of a reduction in food and beverage costs of $1.8 million (arising from discounts and rebates that the Company was able to garner in the second quarter of 2000.

     General administrative and other expenses were $111.8 million in the 2000 period and $96.5 million in the 1999 period. Included in the $15.3 million increase is $3.8 million of professional fees that the Company expended in its effort to reconcile accounts and to improve its accounting systems and procedures.

     Depreciation and amortization expense was $32.4 million in the 2000 period and $27.5 million in the 1999 period. The $4.9 million increase is primarily a result of the completion of a significant number of renovation projects and the opening of 3 hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold.

     Impairment of long-lived assets was $66.2 million in the 2000 period, consisting of $9.6 million and $56.6 million in the first and second quarters, respectively. The first quarter charge related to revised estimates of fair value for properties held for sale at December 31, 1999 and the second quarter charge related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000.

     Interest expense was $49.8 million in the 2000 period and $37.1 million in the 1999 period. This increase is primarily attributable to an increase in the level of debt as well as an increase in the cost of debt.

     Minority interest expense was $6.7 million in the 2000 period and $8.1 million in the 1999 period. This $1.4 million decrease is primarily attributable to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

  Net Income

     After a benefit for income taxes of $29.4 million in the 2000 period and a provision for income taxes of $4.5 million in the 1999 period, the Company had a net loss of $57.0 million ($2.04 per share) in the 2000 period compared with a net income of $6.8 million ($.25 per share) in the 1999 period, for the reasons discussed above.

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

     The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2000 of $75.7 million, a 10.2% decrease from the $84.3 million for the 1999 Period. The Company has computed EBITDA without regard to the unusual items and one-time charges. During 2000 these items consisted of unusual costs, principally professional fees and restructuring costs, of $7.6 million and impairment charges of $66.2 million. There were no such items in 1999. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although

EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

     Cash flows used in investing activities were $23.0 million and $34.5 million in 2000 and 1999, respectively. The 2000 amount includes capital expenditures of $51.4 million, net proceeds from the sale of assets of $34.7 million and deposits for capital expenditure escrows of $6.3 million. The 1999 amount includes capital expenditures of $46.2 million, net proceeds from the sale of assets of $11.1 million and withdrawals from capital expenditure escrows of $.6 million.

     Cash flows provided by financing activities were $17.1 million and $15.4 million in 2000 and 1999, respectively. The 2000 and 1999 amounts consist primarily of the net proceeds from the issuance and repayment of long-term obligations.

     At June 30, 2000, the Company had a working capital deficit of $95.2 million as compared with a working capital deficit of $65.2 million at December 31, 1999.

     At June 30, 2000, long-term obligations were $833.2 million. Long-term obligations were $856.7 million at December 31, 1999. Both periods exclude $175 million of CRESTS.

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

     In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the Lehman loan and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at June 30, 2000. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to 20 quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

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

     On August 31, 2000, in conjunction with the sale of ten hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities totaling $213 million at December 31, 1999. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106 million of the debt with proceeds from the sale, extended the maturity date to November 30, 2002 from November 30, 2000 and converted the remaining balance owed, approximately $107 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt. Under the original terms of the loan agreement when the loan matured in November 2000 and converted to a term loan, the interest rate would be based on a benchmark treasury rate of 7.235%.

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

     Considering the amendments to the existing loan agreements and the debt repayments discussed above, the Company's total outstanding debt as of December 13, 2000 (excluding CRESTS) is approximately $757.0 million. Of this amount $.6 million is due December 31, 2000 and $87.7 million is due in 2001. As discussed previously, the Company's estimated capital expenditures for 2001 is approximately $37.9 million (net of escrowed funds of $13.9 million). As of December 13, 2000, the Company's held for sale properties have an estimated fair value of approximately $89.6 million, and which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

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

     One of the assets under contract for sale in December 2000 is the hotel under construction in Richmond, Virginia. If the closing occurs, the Company will retain $10 million of the cash proceeds for liquidity purposes. If the sale of the Richmond hotel does not occur, the Company will be required to fund additional capital expenditures of approximately $14.0 million in 2001. In addition, the Company currently has $23.8 million of availability on its revolving credit facility. The Company anticipates borrowing the majority available under its revolving credit facility in January 2001 to cover certain interest and operating obligations. The Company believes that the combination of its current cash position, cash flow from operations, availability on the revolving credit facility and net proceeds from property (both properties identified and to be identified) sales will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2000.

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

     (b) Reports on Form 8-K

     A report on Form 8-K was filed on May 1, 2000 relating to expectations regarding the completion of its year-end audit and the preliminary unaudited financial results for 1999.

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

                                                            LODGIAN, INC.
                                                            Registrant

DATE: December 15, 2000                                                      /s/ ROBERT S. COLE
                                                            -----------------------------------------------------
                                                                               Robert S. Cole
                                                                    President and Chief Executive Officer

DATE: December 15, 2000                                                     /s/ THOMAS R. EPPICH
                                                            -----------------------------------------------------
                                                                              Thomas R. Eppich
                                                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  27     --   Financial Data Schedule (For SEC use only)