Form 10-Q
period 2000-09-30
LODGIAN INC
filed 2001-01-10
CIK 1066138

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE PERIOD ENDED September 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                            OUTSTANDING AS OF January 3, 2001
            -------                           ----------------------------------
            Common                                        28,139,481

                         LODGIAN, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements:
               Condensed Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999...................................  1

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2000 and 1999 .....  2

               Condensed Consolidated Statements of Stockholders' Equity
               for the Nine Months Ended September 30, 2000 and for the
               Year Ended December 31, 1999.................................  3

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2000 and 1999.....................  4

               Notes to Condensed Consolidated Financial Statements.........  5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 19


PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings............................................ 31

Item 2.        Changes in Securities........................................ 31

Item 6.        Exhibits and Reports on Form 8-K............................. 31

SIGNATURES.................................................................. 33

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                      (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   14,516      $   14,644
  Restricted cash...........................................        3,242           2,692
  Accounts receivable, net of allowances....................       27,827          26,520
  Inventories...............................................        8,155           9,190
  Prepaid expenses and other current assets.................       10,936           9,984
                                                               ----------      ----------
          Total current assets..............................       64,676          63,030
Property and equipment, net.................................    1,114,010       1,314,141
Deposits for capital expenditures...........................       14,856          12,357
Other assets, net...........................................       32,495          32,468
                                                               ----------      ----------
                                                               $1,226,037      $1,421,996
                                                               ==========      ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   26,659      $   34,332
  Accrued interest..........................................       12,532          13,390
  Other accrued liabilities.................................       39,006          42,783
  Advance deposits..........................................        2,106           2,384
  Current portion of long-term obligations..................       77,754          35,404
                                                               ----------      ----------
          Total current liabilities.........................      158,057         128,293
Long-term obligations, less current portion.................      710,418         856,675
Deferred income taxes.......................................        3,977          33,082
Minority interests:
  Preferred redeemable securities (including related accrued
     interest)..............................................      181,125         175,000
  Other.....................................................        4,012           4,404
                                                               ----------      ----------
          Total liabilities.................................    1,057,589       1,197,454
Commitments and contingencies...............................
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,266,682 and 28,130,325 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................          282             281
  Additional paid-in capital................................      263,168         262,760
  Accumulated deficit.......................................      (94,090)        (37,587)
  Accumulated other comprehensive loss......................         (912)           (912)
                                                               ----------      ----------
          Total stockholders' equity........................      168,448         224,542
                                                               ----------      ----------
                                                               $1,226,037      $1,421,996
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 --------------------------------        --------------------------------
                                                  SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                       2000              1999                 2000               1999
                                                  ------------     -------------         -------------      -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                (UNAUDITED)
Revenues:
 Rooms.......................................     $117,425          $116,549             $334,643           $328,212
 Food and beverage...........................       30,772            31,892               98,721            101,018
 Other.......................................        7,007             7,579               21,398             22,457
                                                  --------          --------             --------           --------
    Total revenues...........................      155,204           156,020              454,762            451,687
                                                  --------          --------             --------           --------

Operating expenses:
Direct:
 Rooms.......................................       32,827            33,213               93,326             90,335
 Food and beverage...........................       23,719            23,810               72,402             74,351
 Other.......................................        4,225             4,552               13,142             12,768
General, administrative and other............       56,178            48,864              167,967            145,374
Depreciation and amortization................       16,908            13,102               49,348             40,602
Impairment of long-lived assets..............      (10,712)               --               55,450                 --
Severance and restructuring expenses.........           --                --                1,502                 --
                                                  --------          --------             --------           --------
    Total operating expenses.................      123,145           123,541              453,137            363,430
                                                  --------          --------             --------           --------
                                                    32,059            32,479                1,625             88,257
Other income (expenses):
 Interest income and other...................          467               285                  994              1,102
 Interest expense............................      (24,596)          (20,317)             (74,426)           (57,456)
 Interest hedge break fee....................       (4,294)               --               (4,294)                --
 Loss on asset dispositions, net.............          (21)               --                  (24)                --
Minority interests:
 Preferred redeemable securities.............       (3,063)           (3,338)              (9,190)           (10,152)
 Other.......................................          250             1,310                 (293)                --
                                                  --------          --------             --------           --------
Income (loss) before income taxes and
 extraordinary item..........................          802            10,419              (85,608)            21,751
Provision (benefit) for income taxes.........          275             4,167              (29,105)             8,700
                                                  --------          --------             --------           --------
Income (loss) before extraordinary item......          527             6,252              (56,503)            13,051
Extraordinary item:
Loss on early extinguishment of debt, net of
 income tax benefit of $4,224................           --            (6,336)                  --             (6,336)
                                                  --------          --------             --------           --------
Net income (loss)............................     $   527           $    (84)            $(56,503)           $ 6,715
                                                  ========          ========             ========           ========
Earnings (loss) per common share-basic and
 diluted:
Income (loss) before extraordinary item......     $   0.02          $   0.23             $  (2.01)        $     0.48
Extraordinary item...........................           --             (0.23)                  --         $    (0.23)
                                                  --------          --------             --------           --------
Net income (loss)............................     $   0.02          $     --                (2.01)        $     0.25
                                                  ========          ========             ========           ========

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               RETAINED        ACCUMULATED
                                        COMMON STOCK          ADDITIONAL       EARNINGS           OTHER             TOTAL
                                     -------------------       PAID-IN       (ACCUMULATED     COMPREHENSIVE     STOCKHOLDERS'
                                       SHARES     AMOUNT       CAPITAL         DEFICIT)           LOSS              EQUITY
                                     ----------   ------      ----------     ------------     -------------     -------------

                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                         (UNAUDITED)

Balance at December 31,
  1998........................       27,937,057     $278        $261,976         $ 23,106           $(1,593)       $283,767
401(k) Plan contribution......          143,160        2             547               --                --             549
Exercise of stock options.....           30,000        1             119               --                --             120
Tax benefit from exercise of
  stock options...............               --       --              20               --                --              20
Director compensation.........           20,108       --              98               --                --              98
Net loss......................               --       --              --          (60,693)               --         (60,693)
Currency translation
  adjustments.................               --       --              --               --               681             681
                                                                                                                   --------
Comprehensive loss............               --       --              --               --                --         (60,012)
                                     ----------     ----        --------         --------           -------        --------
Balance at December 31,
  1999........................       28,130,325      281         262,760          (37,587)             (912)        224,542
401(k) Plan contribution......          127,123        1             373               --                --             374
Director compensation.........            9,234       --              35               --                --              35
Net loss......................               --       --              --          (56,503)               --         (56,503)
Currency translation
  adjustments.................               --       --              --               --                --              --
                                                                                                                   --------
Comprehensive loss............               --       --              --               --                --         (56,503)
                                     ----------     ----        --------         --------           -------        --------
Balance at September 30, 2000        28,266,682     $282        $263,168         $(94,090)          $  (912)       $168,448
                                     ==========     ====        ========         ========           =======        ========


The comprehensive income for the three months ended September 30, 2000 was $527 and the comprehensive (loss) and income for the three and nine months ended September 30, 1999 was $(84) and $6,679, respectively.

   The accompanying notes are an integral part of these financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                         September 30,       September 30,
                                                                             2000                1999
                                                                         -------------       -------------
                                                                                    (UNAUDITED)
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss) .................................................     $ (56,503)          $   6,715
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ..................................        49,348              40,602
     Loss on asset dispositions, net ................................            24                  --
     Deferred income tax provision (benefit) ........................       (29,105)              4,476
     Minority interests .............................................         6,416                  --
     Impairment of long-lived assets ................................        55,450                  --
     Loss on early extinguishment of debt ...........................            --              10,560
     Other ..........................................................          (944)             (5,455)
     Changes in operating assets and liabilities:
       Accounts receivable ..........................................        (1,307)            (14,660)
       Inventories ..................................................         1,035                  28
       Other current assets .........................................        (1,502)            (19,946)
       Accounts payable .............................................        (7,673)            (26,341)
       Accrued liabilities ..........................................        (4,913)              5,138
                                                                          ---------           ---------
Net cash provided by (used in) operating activities .................        10,326               1,117
                                                                          ---------           ---------
INVESTING ACTIVITIES:
  Capital expenditures, net .........................................       (68,205)            (63,659)
  Acquisitions of property and equipment ............................            --              (1,929)
  Purchase of minority interests ....................................            --             (10,200)
  Proceeds from disposition of assets ...............................       168,898              20,468
  Other .............................................................            --                 371
  Net withdrawals (deposits) for capital expenditures ...............        (2,970)             27,737
                                                                          ---------           ---------
Net cash provided by (used in) investing activities .................        97,723             (27,212)
                                                                          ---------           ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............................            --                 120
  Proceeds from issuance of long-term obligations ...................        32,326             477,860
  Principal payments on long-term obligations .......................      (136,520)           (442,299)
  Payments of deferred loan costs ...................................        (3,300)             (4,699)
  Contributions from (distributions to) minority interests ..........          (683)               (690)
                                                                          ---------           ---------
Net cash provided by (used in) financing activities .................      (108,177)             30,292
                                                                          ---------           ---------
Net increase (decrease) in cash and cash equivalents ................          (128)              4,197
Cash and cash equivalents at beginning of period ....................        14,644              19,185
                                                                          ---------           ---------
Cash and cash equivalents at end of period ..........................     $  14,516           $  23,382
                                                                          =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, net of amount capitalized .............................     $  72,509           $  50,714
                                                                          =========           =========
    Income taxes ....................................................     $     584           $   3,065
                                                                          =========           =========


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and its cash flows for the nine months ended September 30, 2000. The results for interim periods are not necessarily indicative of results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         In the opinion of management, the internal control weaknesses described above existed during the first and second quarters of 2000 and to a lesser extent in the third quarter of 2000. These internal control weaknesses caused a significant delay in preparing the Company's September 30, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed

                         LODGIAN, INC. AND SUBSIDIARIES
to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of September 30, 2000 and for the three and nine months  then  ended.  The  Company  is  in  the  process of implementing a  plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its 2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date. As part of this plan, during the third and fourth quarters the Company has implemented the following action steps; (i) developed and implemented numerous new controls and policies, (ii) implemented a process to insure that material transactions are recorded on a timely basis,
(iii) implemented an account closing process so that all material accounts are reconciled and reviewed on a timely basis and (iv) reorganized and changed personnel in the accounting and finance functions to improve the accuracy and timeliness of the financial accounting processes.

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

         Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

2. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                              -------------------    -------------------
                                                                2000        1999       2000       1999
                                                              --------   --------    --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
 Income (loss) before extraordinary item.................     $    527   $  6,252    $(56,503)  $ 13,051
 Extraordinary item......................................           --     (6,336)         --     (6,336)
                                                              --------   --------    --------   --------
 Net income (loss).......................................     $    527   $    (84)   $(56,503)  $  6,715
                                                              ========   ========    ========   ========
Denominator:
Denominator for basic and dilutive earnings
 per share-adjusted weighted-average shares..............       28,251     27,282      28,055     27,041
                                                              ========   ========    ========   ========

Basic and diluted earnings per share:
 Income (loss) before extraordinary item.................     $   0.02   $   0.23    $  (2.01)  $   0.48
 Extraordinary item......................................           --      (0.23)         --      (0.23)
                                                              --------   --------    --------   --------
 Net (loss) income.......................................     $   0.02   $     --    $  (2.01)  $   0.25
                                                              ========   ========    ========   ========

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

                         LODGIAN, INC. AND SUBSIDIARIES

Analysis of Financial Condition and Results of Operations, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the Company has identified and will continue to identify throughout 2000 and 2001 properties which will be classified as held for sale to meet these objectives.

         Impairment charges for the three and nine month periods ended September 30, 2000 were $(10.7) million and $55.5 million, respectively. During 2000 the Company's first quarter charge of $9.6 million related to revised estimates of fair value for properties held for sale at December 31, 1999 and the second quarter charge of $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000. During the third quarter 2000 the Company recaptured $10.7
million   of   impairment   charges   recorded   in  1999  and  2000  as   seven
hotels previously considered held for sale as of December 31, 1999 are no longer being actively marketed for sale. The Company may incur additional impairment charges in the fourth quarter 2000 and in 2001 as it continues to identify properties to be considered held for sale to meet the objectives described.

         Summary   results   of   operations   included  in  the  Statement   of
Operations with respect to the properties identified as held for sale at September 30, 2000 are as follows (in thousands):


                                              THREE MONTHS      NINE MONTHS
                                                 ENDED             ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                 2000              2000
                                             -------------     -------------

Revenues.................................      $ 9,291            $26,635
                                               =======            =======
Income (loss) before taxes...............      $ 1,289(1)        $ (2,242)(1)
                                               =======            =======

-------------

         (1) Includes impairment charge of $0.0 million and $8.5 million, respectively.

         Included in property and equipment, net at September 30, 2000 is $62.1 million related to properties identified as held for sale at September 30, 2000.

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

                         LODGIAN, INC. AND SUBSIDIARIES

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB 101 is required to be adopted for the quarter ending December 31, 2000. The Company has assessed the types of transactions that may be impacted by this pronouncement. The impact of SAB 101 on the financial statements of the Company will not be material.

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

         The following supplemental condensed consolidating financial statements present balance sheets as of September 30, 2000 and December 31, 1999 and statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000


                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                         PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ------     ----------   -------------   ------------   ------------
                                                                      (UNAUDITED)
                                                                    (IN THOUSANDS)

                                                   ASSETS
Current Assets:
  Cash and cash equivalents............ $      59   $  20,661      $  (6,204)      $     --      $   14,516
  Restricted cash......................        --          --          3,242             --           3,242
  Accounts receivable, net of
    allowances.........................        --      12,173         15,654             --          27,827
  Inventories..........................        --       3,679          4,476             --           8,155
  Prepaid expenses and other current
    assets.............................     2,254         141          8,541             --          10,936
                                        ---------   ---------      ---------       --------      ----------
        Total current assets...........     2,313      36,654         25,709             --          64,676
Property and equipment, net............        --     596,160        517,850             --       1,114,010
Deposits for capital expenditures......        --       3,645         11,211             --          14,856
Investment in consolidated
  entities.............................  (264,817)         --             --        264,817              --
Due from (to) affiliates...............   439,781    (242,179)      (197,602)            --              --
Other assets, net......................        36      18,431         14,028             --          32,495
                                        ---------   ---------      ---------       --------      ----------
                                        $ 177,313   $ 412,711      $ 371,196       $264,817      $1,226,037
                                        =========   =========      =========       ========      ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..................... $      --   $  16,813      $   9,846       $     --      $   26,659
  Accrued interest.....................        --      11,546            986             --          12,532
  Other accrued liabilities............        --       9,698         29,308             --          39,006
  Advance deposits.....................        --       1,113            993             --           2,106
  Current portion of long-term
    obligations........................        --      62,400         15,354             --          77,754
                                        ---------   ---------      ---------       --------      ----------
        Total current
          liabilities..................        --     101,570         56,487             --         158,057
Long-term obligations, less current
  portion..............................     3,976     388,315        318,127             --         710,418
Deferred income taxes..................     3,977          --             --             --           3,977
Minority interests:
  Preferred redeemable securities
    (including related accrued
    interest)..........................        --          --        181,125             --         181,125
  Other................................        --          --          4,012             --           4,012
                                        ---------   ---------      ---------       --------      ----------
        Total liabilities..............     7,953     489,885        559,751             --       1,057,589
                                        ---------   ---------      ---------       --------      ----------
Commitments and contingencies..........
Stockholders' equity:
  Common stock.........................       282          33            441           (474)            282
  Additional paid-in capital...........   263,168      22,619        (42,085)        19,466         263,168
  Accumulated deficit..................   (94,090)    (98,914)      (146,911)       245,825         (94,090)
  Accumulated other comprehensive
    loss...............................        --        (912)            --             --            (912)
                                        ---------   ---------      ---------       --------      ----------
        Total stockholders'
          equity (deficit).............   169,360     (77,174)      (188,555)       264,817         168,448
                                        ---------   ---------      ---------       --------      ----------
                                        $ 177,313   $ 412,711      $ 371,196       $264,817      $1,226,037
                                        =========   =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                           SUBSIDIARY        NON-GUARANTOR                              TOTAL
                                            PARENT         GUARANTORS        SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                          ---------        ----------        -------------       ------------        ------------
                                                                                (UNAUDITED)
                                                                              (IN THOUSANDS)

                                                               ASSETS
Current assets:
  Cash and cash equivalents.............  $      59        $   9,910         $   4,675           $     --            $   14,644
  Restricted cash.......................         --               --             2,692                 --                 2,692
  Accounts receivable, net..............         --            8,257            18,263                 --                26,520
  Inventories...........................         --            4,116             5,074                 --                 9,190
  Prepaid expenses and other current
    assets..............................      2,342               64             7,578                 --                 9,984
                                          ---------        ---------         ---------           --------            ----------
        Total current assets............      2,401           22,347            38,282                 --                63,030
Property and equipment, net.............         --          610,854           703,287                 --             1,314,141
Deposit for capital expenditures........         --               --            12,357                 --                12,357
Investment in consolidated entities.....   (208,123)              --                --            208,123                    --
Due from (to) affiliates................    467,811         (246,793)         (221,018)                --                    --
Other assets, net.......................        136           18,762            13,570                 --                32,468
                                          ---------        ---------         ---------           --------            ----------
                                          $ 262,225        $ 405,170         $ 546,478           $208,123            $1,421,996
                                          =========        =========         =========           ========            ==========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $      --        $  13,471         $  20,861           $     --            $   34,332
  Accrued interest......................         --           12,310             1,080                 --                13,390
  Other accrued liabilities.............         --            7,318            35,465                 --                42,783
  Advance deposits......................         --            1,088             1,296                 --                 2,384
  Current portion long-term
    obligations.........................         --           27,400             8,004                 --                35,404
                                          ---------        ---------         ---------           --------            ----------
        Total current liabilities.......                      61,587            66,706                 --               128,293
Long-term obligations, less current
  portion...............................      3,689          411,761           441,225                 --               856,675
Deferred income taxes...................     33,082               --                --                 --                33,082
Minority interests:
  Preferred redeemable securities.......         --               --           175,000                 --               175,000
  Other.................................         --               --             4,404                 --                 4,404
                                          ---------        ---------         ---------           --------            ----------
        Total liabilities...............     36,771          473,348           687,335                 --             1,197,454
                                          ---------        ---------         ---------           --------            ----------
Commitments and contingencies...........

Stockholders' equity:
  Common stock..........................        281               33               440               (473)                  281
  Additional paid-in capital............    262,760           22,619           (41,893)            19,274               262,760
  Accumulated deficit...................    (37,587)         (89,918)          (99,404)           189,322               (37,587)
  Accumulated other comprehensive
    loss................................         --             (912)               --                 --                  (912)
                                          ---------        ---------         ---------           --------            ----------
        Total stockholders' equity
          (deficit).....................    225,454          (68,178)         (140,857)           208,123               224,542
                                          ---------        ---------         ---------           --------            ----------
                                          $ 262,225        $ 405,170         $ 546,478           $208,123            $1,421,996
                                          =========        =========         =========           ========            ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                       SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                             PARENT    GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ------    ----------    -------------    ------------    ------------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
Revenues:
  Rooms..................................     $ --      $ 52,189        $ 65,236         $  --          $117,425
  Food and beverage......................       --        13,033          17,739            --            30,772
  Other..................................       --         2,633           4,374            --             7,007
                                              ----      --------        --------         -----          --------
        Total revenues...................       --        67,855          87,349            --           155,204
                                              ----      --------        --------         -----          --------
Operating expenses:
Direct:
  Rooms.................................        --        14,747          18,080            --            32,827
  Food and beverage.....................        --        10,085          13,634            --            23,719
  Other.................................        --         1,856           2,369            --             4,225
General, administrative and other.......        --        23,203          32,975            --            56,178
Depreciation and amortization...........        --         7,244           9,664            --            16,908
Impairment of long-lived assets.........        --        (5,396)         (5,316)           --           (10,712)
                                              ----      --------        --------         -----          --------
        Total operating expenses........        --        51,739          71,406            --           123,145
                                              ----      --------        --------         -----          --------
                                                --        16,116          15,943            --            32,059
Other income (expenses):
  Interest income and other.............        --            --             467            --               467
  Interest expense......................        --       (14,547)        (10,049)           --           (24,596)
  Interest hedge break fee..............        --            --          (4,294)           --            (4,294)
  Gain (loss) on asset dispositions, net        --            56             (77)           --               (21)
  Equity in income of consolidated
    subsidiaries........................       802            --              --          (802)               --
Minority interests:
  Preferred redeemable securities.......        --            --          (3,063)           --            (3,063)
  Other.................................        --            --             250            --               250
                                              ----      --------        --------         -----          --------
Income (loss) before income taxes.......       802         1,625            (823)         (802)              802
Provision (benefit) for income taxes....       275           597            (322)         (275)              275
                                              ----      --------        --------         -----          --------
Net income (loss).......................      $527      $  1,028        $   (501)        $(527)         $    527
                                              ====      ========        ========         =====          ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                        SUBSIDIARY       NON-GUARANTOR                              TOTAL
                                           PARENT       GUARANTORS       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           ------       ----------       -------------       ------------       ------------
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS)
Revenues:
 Rooms.................................     $  --        $53,082          $ 63,467              $  --            $116,549
 Food and beverage.....................        --         13,835            18,057                 --              31,892
 Other.................................        --          3,151             4,428                 --               7,579
                                            -----        -------          --------              -----            --------
    Total revenues.....................        --         70,068            85,952                 --             156,020
                                            -----        -------          --------              -----            --------
Operating expenses:
Direct:
 Rooms.................................        --         14,092            19,121                 --              33,213
 Food and beverage.....................        --         10,237            13,573                 --              23,810
 Other.................................        --          2,197             2,355                 --               4,552
General, administrative and other......        --         23,857            25,007                 --              48,864
Depreciation and amortization..........        --          3,866             9,236                 --              13,102
                                            -----        -------          --------              -----            --------
    Total operating expenses...........        --         54,249            69,292                 --             123,541
                                            -----        -------          --------              -----            --------
                                               --         15,819            16,660                 --              32,479
Other income (expenses):
 Interest income and other.............        --             --               285                 --                 285
 Interest expense......................        --         (8,420)          (11,897)                --             (20,317)
 Equity in loss of consolidated
   subsidiaries........................      (141)            --               --                 141                  --
Minority interests:
 Preferred redeemable securities.......        --             --            (3,338)                --              (3,338)
 Other.................................        --             --             1,310                 --               1,310
                                            -----        -------          --------              -----            --------
(Loss) income before income taxes and
 extraordinary item....................      (141)         7,399             3,020                141              10,419
(Benefit) provision for income taxes...       (57)         3,923               244                 57               4,167
                                            -----        -------          --------              -----            --------
Net (loss) income before extraordinary
 item..................................       (84)         3,476             2,776                 84               6,252
Extraordinary item:
Loss on early extinguishment of debt,
 net of income tax benefit of $4,224...        --         (5,777)             (559)                --              (6,336)
                                            -----        -------          --------              -----            --------
Net (loss) income......................     $ (84)       $(2,301)         $  2,217              $  84            $    (84)
                                            =====        =======          ========              =====            ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                               SUBSIDIARY         NON-GUARANTOR                            TOTAL
                                              PARENT           GUARANTORS         SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                              ------           ----------         -------------       ------------      ------------
                                                                                   (UNAUDITED)
                                                                                  (IN THOUSANDS)
Revenues:
  Rooms ..................................   $     --           $148,723             $185,920            $    --          $334,643
  Food and beverage ......................         --             42,219               56,502                 --            98,721
  Other ..................................         --              8,484               12,914                 --            21,398
                                             --------           --------             --------            -------          --------
            Total revenues................         --            199,426              255,336                 --           454,762
                                             --------           --------             --------            -------          --------
Operating expenses:
  Direct:
  Rooms ..................................         --             41,934               51,392                 --            93,326
  Food and beverage ......................         --             30,824               41,578                 --            72,402
  Other ..................................         --              5,843                7,299                 --            13,142
General, administrative and other ........         --             69,410               98,557                 --           167,967
Depreciation and amortization ............         --             19,507               29,841                 --            49,348
Impairment of long-lived assets ..........         --              3,404               52,046                 --            55,450
Severance and restructuring charges ......         --                 --                1,502                 --             1,502
                                             --------           --------             --------            -------          --------
            Total operating expenses .....         --            170,922              282,215                 --           453,137
                                             --------           --------             --------            -------          --------
                                                   --             28,504              (26,879)                --             1,625
Other income (expenses):
  Interest income and other ..............         --                 --                  994                 --               994
  Interest expense .......................         --            (42,120)             (32,306)                --           (74,426)
  Interest hedge break fee ...............         --                 --               (4,294)                --            (4,294)
  Gain (loss) on asset dispositions, net..         --                 53                  (77)                --               (24)
  Equity in loss of consolidated
     subsidiaries ........................    (85,608)                --                   --             85,608                --
Minority interests:
  Preferred redeemable securities ........         --                 --               (9,190)                --            (9,190)
  Other ..................................         --                 --                 (293)                --              (293)
                                             --------           --------             --------            -------          --------
Loss before income taxes .................    (85,608)           (13,563)             (72,045)            85,608           (85,608)
Benefit for income taxes .................    (29,105)            (4,567)             (24,538)            29,105           (29,105)
                                             --------           --------             --------            -------          --------
Net loss .................................   $(56,503)          $ (8,996)            $(47,507)           $56,503          $(56,503)
                                             ========           ========             ========            =======          ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                             SUBSIDIARY         NON-GUARANTOR                         TOTAL
                                               PARENT        GUARANTORS          SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               ------        ----------         -------------     ------------     ------------
                                                                                 (UNAUDITED)
                                                                                (IN THOUSANDS)
Revenues:
 Rooms.....................................   $    --         $152,063             $176,149          $     --         $328,212
 Food and beverage.........................        --           44,636               56,382                --          101,018
 Other.....................................        --            9,680               12,777                --           22,457
                                              -------         --------             --------          --------         --------
    Total revenues.........................        --          206,379              245,308                --          451,687
                                              -------         --------             --------          --------         --------
Operating expenses:
Direct:
 Rooms.....................................        --           39,184               51,151                --           90,335
 Food and beverage.........................        --           32,397               41,954                --           74,351
 Other.....................................        --            6,188                6,580                --           12,768
General, administrative and other..........        --           68,967               76,407                --          145,374
Depreciation and amortization..............        --           12,668               27,934                --           40,602
                                              -------         --------             --------          --------         --------
    Total operating expenses...............        --          159,404              204,026                --          363,430
                                              -------         --------             --------          --------         --------
                                                   --           46,975               41,282                --           88,257
Other income (expenses):
 Interest income and other.................        --               --                1,102                --            1,102
 Interest expense..........................        --          (23,518)             (33,938)               --          (57,456)
 Equity in income of consolidated
  subsidiaries.............................    11,191               --                   --           (11,191)              --
Minority interests:
 Preferred redeemable securities...........        --               --              (10,152)               --          (10,152)
                                              -------         --------             --------          --------         --------
Income (loss) before income taxes and
 extraordinary item........................    11,191           23,457               (1,706)          (11,191)          21,751
Provision (benefit) for income taxes.......     4,476            9,382                 (682)           (4,476)           8,700
                                              -------         --------             --------          --------         --------
Income (loss) before extraordinary item....     6,715           14,075               (1,024)           (6,715)          13,051
Extraordinary item:
Loss on early extinguishment of debt,
 net of income tax benefit of $4,224.......        --           (5,777)                (559)               --           (6,336)
                                              -------         --------             --------          --------         --------
Net income (loss)..........................   $ 6,715         $  8,298             $ (1,583)         $ (6,715)        $  6,715
                                              =======         ========             ========          ========         ========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             PARENT AND       SUBSIDIARY       NON-GUARANTOR         TOTAL
                                                            ELIMINATIONS      GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                            ------------      ----------       -------------      ------------
                                                                                       (UNAUDITED)
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) ....................................        $     --         $  (8,996)        $ (47,507)       $ (56,503)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization .......................              --            19,507            29,841           49,348
 Gain (loss) on asset dispositions, net ..............              --               (53)               77               24
 Deferred income tax provision (benefit) .............         (29,105)               --                --          (29,105)
 Minority interests ..................................              --                --             6,416            6,416
 Impairment of long-lived assets .....................              --             3,404            52,046           55,450
 Other ...............................................             375               (28)           (1,291)            (944)
Changes in operating assets and liabilities:
 Accounts receivable .................................              --            (3,916)            2,609           (1,307)
 Inventories .........................................              --               437               598            1,035
 Other current assets ................................              --               (77)           (1,425)          (1,502)
 Accounts payable ....................................              --             3,342           (11,015)          (7,673)
 Accrued liabilities .................................              --             1,641            (6,554)          (4,913)
                                                              --------         ---------         ---------        ---------
 Net cash provided by (used in) operating
   activities ........................................         (28,730)           15,261            23,795           10,326
                                                              --------         ---------         ---------        ---------
INVESTING ACTIVITIES:
  Capital expenditures, net ..........................              --           (43,539)          (24,666)         (68,205)
  Proceeds from asset dispositions ...................              --            37,225           131,673          168,898
  Net withdrawals (deposits) for capital
    expenditures......................................              --            (3,645)              675           (2,970)
                                                              --------         ---------         ---------        ---------
  Net cash provided by (used in) investing
    activities .......................................              --            (9,959)          107,682           97,723
                                                              --------         ---------         ---------        ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
   obligations .......................................              --            30,000             2,326           32,326
  Proceeds received from (paid to) related
   parties ...........................................          28,730            (4,614)          (24,116)              --
  Principal payments on long-term obligations ........              --           (18,537)         (117,983)        (136,520)
  Payments of deferred loan costs ....................              --            (1,400)           (1,900)          (3,300)
  Contributions from (distributions to) minority
   interests .........................................              --                --              (683)            (683)
                                                              --------         ---------         ---------        ---------
  Net cash provided by (used in) financing
   activities ........................................          28,730             5,449          (142,356)        (108,177)
                                                              --------         ---------         ---------        ---------
Net increase (decrease) in cash and cash
  equivalents ........................................              --            10,751           (10,879)            (128)
Cash and cash equivalents at beginning of
  period .............................................              59             9,910             4,675           14,644
                                                              --------         ---------         ---------        ---------
Cash and cash equivalents at end of period ...........        $     59         $  20,661         $  (6,204)       $  14,516
                                                              ========         =========         =========        =========

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                             PARENT AND       SUBSIDIARY       NON-GUARANTOR        TOTAL
                                                            ELIMINATIONS      GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                            ------------      ----------       ------------      ------------
                                                                                       (UNAUDITED)
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) ....................................        $     --         $   8,298         $  (1,583)        $   6,715
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
 Loss on extinguishment of debt ......................              --             5,777             4,783            10,560
 Depreciation and amortization .......................              --            12,668            27,934            40,602
 Deferred income tax provision .......................           4,476                --                --             4,476
 Other ...............................................              --            11,246           (16,701)           (5,455)
Changes in operating assets and liabilities:
 Accounts receivable .................................              --           (11,977)           (2,683)          (14,660)
 Inventories .........................................              --                25                 3                28
 Other current assets ................................             759             2,458           (23,163)          (19,946)
 Accounts payable ....................................            (132)           (8,343)          (17,866)          (26,341)
 Accrued liabilities .................................              --            17,121           (11,983)            5,138
                                                              --------         ---------         ---------         ---------
 Net cash provided by (used in) operating
   activities ........................................           5,103            37,273           (41,259)            1,117
                                                              --------         ---------         ---------         ---------
INVESTING ACTIVITIES:
  Capital expenditures, net ..........................              --            (5,001)          (58,658)          (63,659)
  Acquisition of property and equipment ..............              --                --            (1,929)           (1,929)
  Purchase of minority interests .....................              --                --           (10,200)          (10,200)
  Proceeds from disposition of assets ................              --                --            20,468            20,468
  Other ..............................................              --                --               371               371
  Net withdrawals (deposits) for capital
    expenditures .....................................              --             4,460            23,277            27,737
                                                              --------         ---------         ---------         ---------
  Net cash provided by (used in) investing
    activities .......................................              --              (541)          (26,671)          (27,212)
                                                              --------         ---------         ---------         ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    obligations ......................................              --                --           477,860           477,860
  Proceeds received from (paid to) related
    parties ..........................................          (6,692)          187,154          (180,462)               --
  Net proceeds from issuance of common stock .........              --                --               120               120
  Principal payments on long-term obligations ........              --          (252,846)         (189,453)         (442,299)
  Payments of deferred loan costs ....................              --                --            (4,699)           (4,699)
  Contributions from (distributions to) minority
    interests ........................................              --                --              (690)             (690)
                                                              --------         ---------         ---------         ---------
  Net cash provided by (used in) financing
   activities ........................................          (6,692)          (65,692)          102,676            30,292
                                                              --------         ---------         ---------         ---------
Net increase (decrease) in cash and cash
 equivalents .........................................          (1,589)          (28,960)           34,746             4,197
Cash and cash equivalents at beginning of
 period ..............................................           1,648             7,140            10,397            19,185
                                                              --------         ---------         ---------         ---------
Cash and cash equivalents at end of period ...........        $     59         $ (21,820)        $  45,143         $  23,382
                                                              ========         =========         =========         =========

                         LODGIAN, INC. AND SUBSIDIARIES

7.       FACTORS AFFECTING BUSINESS

         During  the  past  twelve months, the Company's Board of Directors  has adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999 the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company is pursuing a sale of the Company. With regard to this strategic alternative the Company had received offers from Whitehall Street Real Estate Partnership ("Whitehall") and Edgecliff Holdings, LLC ("Edgecliff") to acquire the Company. On December 26, 2000, the Company entered into an Exclusivity Agreement with Edgecliff. Under the terms of the Exclusivity Agreement the Company has granted Edgecliff an exclusive 60-day period during which the two parties will attempt to negotiate a definitive agreement, and Edgecliff will complete its due diligence review; Edgecliff has agreed not to make an offer to purchase the Company at any time during the next 12 months for less than $4.75 per share; Lodgian may continue to sell specified assets during the exclusivity period; Lodgian is permitted to consider other unsolicited offers for the Company if the Lodgian board concludes that such offers are superior to Edgecliff's proposal; and the Company is not obligated to reimburse Edgecliff for any of its expenses, nor is the Company obligated to pay any break-up fee should the Company pursue another transaction. During the fourth quarter, per the October 12, 2000 exclusivity agreement with Whitehall, the Company recorded a charge of $3.5 million relating to reimbursing Whitehall the expenses it incurred in connection with evaluating and pursuing the transaction. The Company is unable to predict whether the Exclusivity Agreement entered into with Edgecliff will ultimately result in an actual sale of the Company.

         In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the loan from Lehman Brothers Holding, Inc., ("Lehman") and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at September 30, 2000 or which have been waived by the lenders. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to 20 quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

         The Company was unable to deliver its 1999 annual audited and March 31, and June 30, 2000 quarterly unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance or which have been waived by the lenders. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 31, 2000 the Company has paid fully the $25 million required amortization payment due December 31, 2000 and has paid approximately $10.2 million of the $35 million required amortization payment due June 30, 2001.

         The Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and four other assets from January 1, to December 31, 2000. Gross sales price of these twenty three properties was $209.1 million while the reduction of debt was $154.9 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel.

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

         Considering the amendments to the existing loan agreements and the debt repayments discussed above, the Company's total outstanding debt as of December 31, 2000 (excluding CRESTS) is approximately $754.5 million. Of this amount $80.0 million is due in 2001. As of December 31, 2000, the Company's held for sale properties have an estimated fair value of approximately $49.4 million, which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

         In 2001, the Company will need to sell assets and therefore will continue to identify properties to be classified as held for sale to meet its $80.0 million amortization payment requirements in 2001 and its capital improvement program, as discussed in Item 2. Liquidity and Capital Resources section following. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

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


         - The uncertainties relating to the Company's proposed strategic initiatives, including the willingness of prospective purchasers to purchase the hotels the Company has identified as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such hotels may be sold, and other factors affecting the ability of prospective purchasers to consummate such transactions, including the availability of financing.


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


STRATEGIC PLANS

         During the past twelve months, the Company's Board of Directors have adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999 the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company is pursuing a sale of the Company. With regard to this strategic alternative the Company had received offers from Whitehall and Edgecliff to acquire the Company. On December 26, 2000, the Company entered into an Exclusivity Agreement with Edgecliff in which the Company has granted Edgecliff an exclusive 60-day period during which the two parties will attempt to negotiate a definitive agreement, and Edgecliff will complete its due diligence review. In addition, during the fourth quarter, the Company recorded a charge of $3.5 million relating to reimbursing Whitehall the expense it incurred in connection with evaluating and pursuing the transaction. The Company is unable to predict whether the Exclusivity Agreement entered into will ultimately result in an actual sale of the Company. See further discussion in Liquidity and Capital Resources following.

         With regard to the strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company, the Company has sold nineteen hotel properties and four other assets from January 1, to December 31, 2000. Gross sale price of these twenty three properties was $209.1 million while the reduction of debt was $154.9 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel. In addition, the Company has several additional assets under contract and scheduled for closing during 2001. See further discussion in Liquidity and Capital Resources following.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

HISTORICAL RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various consolidated statements of operations line items.


                                                                     PERIOD TO PERIOD                   PERIOD TO PERIOD
                                                                   CHANGE FOR THE THREE               CHANGE FOR THE NINE
                                                                       MONTHS ENDED                       MONTHS ENDED
                                                                SEPTEMBER 30, 2000 AND 1999       SEPTEMBER 30, 2000 AND 1999
                                                                ---------------------------       ---------------------------
                                                                                        (UNAUDITED)
                                                                                 Favorable/(unfavorable)
Revenues:
  Rooms......................................................   $   876             0.8%           $   6,431           2.0%
  Food and beverage..........................................    (1,120)           (3.5)              (2,297)         (2.3)
  Other......................................................      (572)           (7.5)              (1,059)         (4.7)
                                                                -------          ------            ---------        ------
        Total revenues.......................................      (816)           (0.5)               3,075           0.7
                                                                -------          ------            ---------        ------
Operating expenses:
  Direct:
  Rooms......................................................       386             1.2               (2,991)         (3.3)
  Food and beverage..........................................        91             0.4                1,949           2.6
  Other......................................................       327             7.2                 (374)         (2.9)
General, administrative and other............................    (7,314)          (15.0)             (22,593)        (15.5)
Depreciation and amortization................................    (3,806)          (29.0)              (8,746)        (21.5)
Impairment of long-lived assets..............................    10,712           100.0              (55,450)       (100.0)
Severance and restructuring expenses.........................        --             0.0               (1,502)       (100.0)
                                                                -------          ------            ---------        ------
        Total operating expenses.............................       396             0.3              (89,707)        (24.7)
                                                                -------          ------            ---------        ------
                                                                   (420)           (1.3)             (86,632)        (98.2)

Other income/expenses:
  Interest income and other..................................       182            63.9                 (108)         (9.8)
  Interest expense...........................................    (4,279)          (21.1)             (16,970)        (29.5)
  Interest hedge break fee...................................    (4,294)         (100.0)              (4,294)       (100.0)
  Loss on asset dispositions, net............................       (21)         (100.0)                 (24)       (100.0)
Minority interests:
  Preferred redeemable securities............................       275             8.2                  962           9.5
  Other......................................................    (1,060)          (80.9)                (293)       (100.0)
                                                                -------          ------            ---------        ------
Income/loss before income taxes and extraordinary item.......    (9,617)          (92.3)            (107,359)       (493.6)
Provision/benefit for income taxes...........................     3,892            93.4               37,805         434.5
                                                                -------          ------            ---------        ------
Income/loss before extraordinary item........................    (5,725)          (91.6)             (69,554)       (532.9)
Extraordinary item:
Loss on early extinguishment of debt, net of income tax
  benefit of $4,224..........................................     6,336           100.0                6,336         100.0
                                                                -------          ------            ---------        ------
Net income/loss..............................................   $   611           727.4%           $ (63,218)       (941.4)%
                                                                =======          ======            =========        ======

         The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                         LODGIAN, INC. AND SUBSIDIARIES

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ----------------------------        ----------------------------
                                                     2000              1999              2000              1999
                                                  ----------        ----------        ----------        ----------
                                                                             (UNAUDITED)
Revenues:
 Rooms.........................................       75.7%             74.7%             73.6%             72.7%
 Food and beverage.............................       19.8              20.4              21.7              22.3
 Other.........................................        4.5               4.9               4.7               5.0
                                                     -----             -----             -----             -----
     Total revenues............................      100.0             100.0             100.0             100.0
                                                     -----             -----             -----             -----
Operating expenses:
 Direct:
 Rooms.........................................       21.2              21.3              20.5              20.0
 Food and beverage.............................       15.3              15.3              15.9              16.5
 Other.........................................        2.7               2.9               2.9               2.8
General, administrative and other..............       36.2              31.3              36.9              32.2
Depreciation and amortization..................       10.9               8.4              10.9               9.0
Impairment of long-lived assets................       (6.9)              0.0              12.2               0.0
Severance and restructuring expenses...........        0.0               0.0               0.3               0.0
                                                     -----             -----             -----             -----
     Total operating expenses..................       79.4              79.2              99.6              80.5
                                                     -----             -----             -----             -----
                                                      20.6              20.8               0.4              19.5
Other income (expenses):
 Interest income and other.....................        0.3               0.2               0.2               0.2
 Interest expense..............................      (15.8)            (13.0)            (16.4)            (12.7)
 Interest hedge break fee......................       (2.8)              0.0              (0.9)              0.0
 Loss on asset dispositions, net...............        0.0               0.0               0.0               0.0
Minority interests:
 Preferred redeemable securities...............       (2.0)             (2.1)             (2.0)             (2.2)
 Other.........................................        0.2               0.8              (0.1)              0.0
                                                     -----             -----             -----             -----
Income (loss) before income taxes and
 extraordinary item............................        0.5               6.7             (18.8)              4.8
Provision (benefit) for income taxes...........        0.2               2.7              (6.4)              1.9
                                                     -----             -----             -----             -----
Income (loss) before extraordinary item........        0.3               4.0             (12.4)              2.9
Extraordinary item:
Loss on early extinguishment of debt, net
 of income tax benefit of $4,224...............        0.0              (4.1)              0.0              (1.4)
                                                     -----             -----             -----             -----
Net income (loss)..............................        0.3%             (0.1)%           (12.4)%             1.5%
                                                     =====             =====             =====             =====

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

         In the opinion of management, the internal control weaknesses described above existed during the first and second quarters of 2000 and to a lesser extent in the third quarter of 2000. These internal control weaknesses caused a significant delay in preparing the Company's September 30, 2000 Form 10-Q. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial resources needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim financial statements as of September 30, 2000 and for the three and nine months then ended. The Company is in the process of implementing a plan which, if successful, will enable the Company to timely comply with the financial statement reporting requirements applicable to SEC registrants by the time it is required to file its 2000 annual financial statements and will have substantially developed and implemented an adequate control environment by this date. As part of this plan, during the third and fourth quarters the Company has implemented the following action steps; (i) developed and implemented numerous new controls and policies, (ii) implemented a process to insure that material transactions are recorded on a timely basis, (iii) implemented an account closing process so that all material accounts are reconciled and reviewed on a timely basis and (iv) reorganized and changed personnel in the accounting and finance functions to improve the accuracy and timeliness of the financial accounting processes.

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("THIRD QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER 1999")

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

         Total revenue for the third quarter 2000 was $155.2 million, a decrease of 0.5% and RevPAR was $55.30, an increase of 6.5%, compared to 1999, despite a decrease of nineteen hotels in the owned portfolio.

         The following table summarizes certain operating data for the Company's hotels for the three months ended September 30, 2000 and 1999. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1 of the year indicated.


                             HOTELS(1)         ADR          OCCUPANCY         REVPAR
                            -----------   --------------  -------------   --------------
                            2000   1999    2000    1999   2000    1999     2000    1999
                            ----   ----   ------  ------  -----   -----   ------  ------
Stabilized................    91     77   $73.46  $73.13  70.05%  71.00%  $51.45  $51.92
Stabilizing...............     6     35    92.32   75.22  77.56   67.70    71.60   50.94
Being repositioned........    18     22    89.84   80.12  70.80   66.50    63.60   53.32
                             ---    ---   ------  ------  -----   -----   ------  ------
    Total.................   115    134   $78.12  $74.89  70.79%  69.30%  $55.30  $51.93
                             ===    ===   ======  ======  =====   =====   ======  ======

----------------

(1) Excludes the hotel managed for a third party and the partially owned non-consolidated hotel.

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

         Direct operating expenses for the Company were $60.8 million (39.2% of direct revenues) for the third quarter 2000 and $61.6 million (39.5% of direct revenues) for the third quarter of 1999. This $0.8 million decrease was primarily attributable to the $0.8 million decrease in direct revenues.

         General, administrative and other expenses were $56.2 million in the third quarter 2000 and $48.9 million in the third quarter 1999. Included in the $7.3 million increase is $2.0 million of professional fees that the Company expended in its effort to reconcile accounts and to improve its accounting systems and procedures.

         Depreciation and amortization were $16.9 million in third quarter 2000 and $13.1 million in the third quarter 1999. The $3.8 million increase is primarily as a result of the completion of a significant number of renovation projects and the opening of three hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold. In addition, as of September 30, 2000 the Company recorded depreciation expense of $1.6 million representing nine months of expense related to the seven hotels previously considered held for sale as of December 31, 1999 and that are no longer being actively marketed for sale as of September 30, 2000.

         During the third quarter 2000 the Company recaptured $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 are no longer being actively marketed for sale.

         Interest expense was $24.6 million in third quarter 2000 and $20.3 million in third quarter 1999. This increase is primarily attributable to an increase in the level of debt throughout 2000 as well as an increase in the cost of debt offset by approximately $121.1 million of debt repayments occurring late in the third quarter 2000.

         During the third quarter 2000 the Company paid a $4.3 million interest hedge break fee to break the interest rate lock agreement on one of its credit facilities.

         Minority interest expense was $2.8 million in third quarter 2000 and $2.0 million in third quarter 1999. The $0.8 million increase is primarily attributable to higher net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME (LOSS)

         After a provision for income taxes of $0.3 million and $4.2 million in third quarter 2000 and third quarter 1999, respectively, the Company had income before extraordinary item of $0.5 million ($0.02 per share) in the third quarter 2000 compared with $6.3 million ($.23 per share) in third quarter 1999.

         In third quarter 1999 the Company had an extraordinary item, net of income tax benefit of $4.2 million, of $6.3 million ($.23 loss per share) from the loss on early extinguishment of debt.

         Net income for the third quarter 2000 amounted to $0.5 million   ($0.02
per share) compared with a net loss of ($0.1) million ($.00 per share) in third quarter 1999, for the reasons discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD")

REVENUES

         Revenues for the Company were $454.8 million for the 2000 period, a 0.7% increase over revenues of $451.7 million for the 1999 period and RevPAR was $51.05, an increase of 4.7%, despite a decrease of nineteen hotels in the owned portfolio.

         The following table summarizes certain operating data for the Company's hotels for the Nine Months ended September 30, 2000 and 1999. The Stabilized, Stabilizing and Being Repositioned Hotels refers to classifications in these respective categories as of January 1 of the year indicated.

                             HOTELS(1)         ADR          OCCUPANCY         REVPAR
                            -----------   --------------  -------------   --------------
                            2000   1999    2000    1999   2000    1999     2000    1999
                            ----   ----   ------  ------  -----   -----   ------  ------
Stabilized................    91     77   $73.35  $74.07  67.78%  68.20%  $49.72  $50.50
Stabilizing...............     6     35    87.72   75.44  66.01   63.40    57.90   47.83
Being repositioned........    18     22    86.62   79.13  61.50   56.50    53.27   44.68
                             ---    ---   ------  ------  -----   -----   ------  ------
    Total.................   115    134   $76.75  $75.23  66.52%  64.80%  $51.05  $48.75
                             ===    ===   ======  ======  =====   =====   ======  ======

----------------

(1) Excludes the hotel managed for a third party and the partially owned non-consolidated hotel.


OPERATING EXPENSES

         Direct  operating  expenses for the Company were $178.9 million  (39.3%
of direct revenues) for the 2000 period and $177.5 million (39.3% of direct revenue) for the 1999 period. This $1.4 million increase was primarily attributable to the $3.1 million increase in direct revenues.

         General administrative and other expenses were $168.0 million in the 2000 period and $145.4 million in the 1999 period. Included in the $22.6 million increase is $5.8 million of professional fees that the Company expended in its effort to reconcile accounts and to improve its accounting systems and procedures.

         Depreciation and amortization expense was $49.3 million in the 2000 period and $40.6 million in the 1999 period. The $8.7 million increase is primarily a result of the completion of a significant number of renovation projects and the opening of 3 hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold. In addition, as of September 30, 2000 the Company recorded depreciation expense of $1.6 million representing nine months of expense related to the seven hotels previously considered held for sale as of December 31, 1999 and that are no longer being actively marketed for sale as of September 30, 2000.

         Impairment of long-lived assets was $55.5 million in the 2000 period, consisting of $9.6 million and $56.6 million in the first and second quarters, respectively. The first quarter charge related to revised estimates of fair value for properties held for sale at December 31, 1999 and the second quarter charge related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000. During the third quarter 2000 the Company recaptured $10.7 of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 are no longer being actively marketed for sale.

         Interest expense was $74.4 million in the 2000 period and $57.5 million in the 1999 period. This increase is primarily attributable to an increase in the level of debt throughout 2000 as well as an increase in the cost of debt offset by approximately $121.1 million of debt repayments occurring late in the third quarter 2000.

         During the third quarter the Company paid a $4.3 million interest hedge break fee to break the interest rate lock agreement on one of its credit facilities.

         Minority interest expense was $9.5 million in the 2000 period and $10.2 million in the 1999 period. This $0.7 million decrease is primarily attributable to higher net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         After a benefit for income taxes of $29.1 million in the 2000 period and provision for income taxes of $8.7 million in the 1999 period, the Company had a loss before extraordinary item of $56.5 million ($2.01 loss per share) in the 2000 period compared with income before extraordinary item of $13.1 million ($0.48 per share) in the 1999 period.

         In the 1999 period the Company had an extraordinary item, net of income tax benefit of $4.2 million of $6.3 million ($.23 loss per share) from the loss on early extinguishment of debt.

         Net loss for the 2000 period amounted to $56.5 million ($2.01 loss per share) compared with net income of $6.7 million ($0.25 per share) for the 1999 period, for the reasons discussed above.

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

         The  Company  had  earnings  from  operations  before interest,  taxes, depreciation and amortization ("EBITDA"), as adjusted in 2000 of $116.7 million, a 10.1% decrease from the $129.8 million for the 1999 period. The
Company has computed EBITDA without regard to the unusual items and non-recurring charges. During 2000 these items consisted of unusual costs, principally professional fees and restructuring costs, of $10.3 million and impairment charges of $55.5 million. There were no such items recorded during the first nine months of 1999. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

         Cash flows provided by (used in) in investing activities were $97.7 million and ($27.2) million in 2000 and 1999, respectively. The 2000 amount includes capital expenditures of $68.2 million, net proceeds from the sale of assets of $168.9 million and deposits for capital expenditure escrows of $3.0 million. The 1999 amount includes capital expenditures of $63.6 million, net proceeds from the sale of assets of $20.5 million, withdrawals from capital expenditure escrows of $27.7 million, additions of property and equipment of $1.9 million, purchase of minority interest of $10.2 million and other items of $.4 million.

         Cash flows provided by (used in) financing activities were ($108.2) million and $30.3 million in 2000 and 1999, respectively. The 2000 and 1999 amounts consist primarily of the net proceeds from the issuance and repayment of long-term obligations.

         At September 30, 2000, the Company had a working capital deficit of $93.4 million as compared with a working capital deficit of $65.3 million at December 31, 1999. The increase in the deficit is primarily attributable to the $42.4 million increase in the current portion of long-term obligations.

         At September 30, 2000, long-term obligations were $710.4 million. Long-term obligations were $856.7 million at December 31, 1999. Both periods exclude the CRESTS.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of December 31, 2000, the Company's capital budget for 2001 is approximately $53.3 million and the Company has approximately $14.7 million escrowed for such improvements.

         In connection with the Merger on December 11, 1998, the Company obtained $265 million of mortgage notes from Lehman. The net proceeds were used to repay existing debt and related obligations.

         In July 1999, the Company sold $200 million of Notes. In addition, the Company entered into a new, multi-tranche senior secured loan credit facility. The facility consists of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving credit facility. The tranche A and C loans will be used for hotel development projects. The tranche B loan, along with the proceeds from the Notes was used to repay the Lehman loan and, in September, a $132.5 million loan (one of three facilities) from Nomura Asset Capital Corporation. These financings contain various financial covenants, coverage ratios and payment restrictions with which the Company was in compliance at September 30, 2000 or which have been waived by the lenders. Payment restrictions contained in the Company's Notes required the Company to defer dividend payments with respect to the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to twenty quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

         The  Company  was  unable  to  deliver  its  1999  annual  audited  and quarterly 2000 unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company has received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements has been extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.50% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, with which the Company believes it is in compliance or which have been waived by the lenders. The amendment provides for immediate access to the $25 million unused portion of the revolving credit facility and provides increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 31, 2000 the Company has paid fully the $25 million required amortization payment due December 31, 2000 and has paid approximately $10.2 million of the $35 million required amortization payment due June 30, 2001.

         As discussed previously in Item 2, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and four other assets from January 1, to December 31, 2000. Gross sales price of these twenty three properties was $209.1 million while the reduction of debt was $154.9 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel.

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

         Also as discussed previously in Item 2, the Board of Directors is actively pursuing the sale of the Company as a whole. During the fourth quarter of 2000 Whitehall and Edgecliff each made a proposal to acquire all of the outstanding shares of the Company. With regard to this strategic alternative the Company had received offers from Whitehall and Edgecliff to acquire the
Company.  On  December  26,  2000,  the  Company  entered  into  an  Exclusivity
Agreement with Edgecliff. Under the terms of the Exclusivity Agreement the Company has granted Edgecliff an exclusive 60-day period during which the two parties will attempt to negotiate a definitive agreement, and Edgecliff will complete its due diligence review; Edgecliff has agreed not to make an offer to purchase the Company at any time during the next 12 months for less than $4.75 per share; Lodgian may continue to sell specified assets during the exclusivity period; Lodgian is permitted to consider other unsolicited offers for the Company if the Lodgian board concludes that such offers are superior to

Edgecliff's proposal; and the Company is not obligated to reimburse Edgecliff for any of its expenses, nor is the Company obligated to pay any break-up fee should the Company pursue another transaction. During the fourth quarter, per the October 12, 2000 exclusivity agreement with Whitehall, the Company recorded a charge of $3.5 million relating to reimbursing Whitehall the expenses it incurred in connection with evaluating and pursuing the transaction. The Company is unable to predict whether the Exclusivity Agreement entered into with Edgecliff will ultimately result in an actual sale of the Company.

         Considering the amendments to the existing loan agreements and the debt repayments discussed above, the Company's total outstanding debt as of December 31, 2000 (excluding CRESTS) is approximately $754.5 million. Of this amount $80.0 million is due in 2001. As discussed previously, the Company's estimated capital expenditures for 2001 is approximately $38.6 million (net of escrowed funds of $14.7 million). As of December 31, 2000, the Company's held for sale properties have an estimated fair value of approximately $49.4 million, and which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

         In 2001, the Company will need to sell assets and therefore will continue to identify properties to be classified as held for sale to meet its $80.0 million amortization payment requirements in 2001 and its capital improvement program. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

         On December 15, 2000 the Company sold its hotel under construction in Richmond, Virginia and retained $10.0 million of the proceeds for general corporate purposes. The Company currently has $23.3 million of availability on its revolving credit facility. The Company anticipates borrowing the majority available under its revolving credit facility in January 2001 to cover certain interest and operating obligations. The Company believes that the combination of its current cash position, cash flow from operations, availability on the revolving credit facility and net proceeds from property (both properties identified and to be identified) sales will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2001.

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

ITEM 2. CHANGES IN SECURITIES

         The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends is restricted by the Indenture governing the Company's 12 1/4% Senior Subordinated Notes due 2009, the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structures Trust Securities ("CRESTS"). On June 30, 2000, the Company exercised its rights to begin the deferral of dividend payments on the CRESTS, effective with the interest payment due June 30, 2000. Pursuant to the terms of the instrument, the Company has the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest shall be due and payable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K

         A report on Form 8-K was filed on July 25, 2000 relating to announcement of the date of the 2000 Annual Stockholders Meeting.

         A report on Form 8-K was filed on September 21, 2000 relating to retention of new independent auditors for the year ending December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LODGIAN, INC.
                             Registrant

DATE: January 10, 2001       /s/ Robert S. Cole
                             ---------------------------------------------------
                             Robert S. Cole
                             President and Chief Executive Officer

DATE: January 10, 2001       /s/ Thomas R. Eppich
                             ---------------------------------------------------
                             Thomas R. Eppich
                             Chief Financial Officer


                                 EXHIBIT INDEX


EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
  27    --  Financial Data Schedule (For SEC use only)