Form 10-K
period 2000-12-31
LODGIAN INC
filed 2001-03-28
CIK 1066138

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

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-14537

                                 LODGIAN, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                         52-2093696
          (State or other jurisdiction of                           (I.R.S. Employer
           incorporation or organization)                         Identification No.)
        3445 PEACHTREE ROAD N.E., SUITE 700                              30326
                    ATLANTA, GA                                        (Zip Code)
      (Address of principal executive offices)
                Registrant's telephone number, including area code: (404) 364-9400
                   Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
   Common Stock, $.01 par value per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 15, 2001, was $55,189,444 based on the closing price of $2.06 per share of the Common Stock as reported by the New York Stock Exchange on such date.

    The registrant has 28,139,481 shares of Common Stock, par value $.01, outstanding as of March 15, 2001.

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

GENERAL

     Lodgian is one of the largest owners and operators of full-service hotels in the United States. Lodgian owns or manages 113 hotels, containing 21,194 rooms located in 32 states and Canada as of December 31, 2000. The Company's hotels include 106 wholly-owned hotels, five hotels in which the Company has a 50% or greater equity interest, one hotel in which the Company has a minority equity interest, and one hotel managed for a third party. Lodgian's hotels are primarily full-service properties which offer food and beverage services, meeting space and banquet facilities and compete in the mid-price and upscale segments of the lodging industry. Lodgian believes that these segments have more consistent demand generators than other segments of the lodging industry and that they have recently experienced less development of new properties than other lodging segments, such as limited service, economy and budget segments. Substantially all of the Company's hotels (111) are affiliated with seven different nationally recognized hospitality franchises. The Company is one of the largest Holiday Inn franchisees and one of the largest Marriott franchisees nationally.

     Lodgian's success in managing, developing, renovating and repositioning its hotels has resulted in strong relationships with franchisors. The Company prides itself on the recognition and awards it has received from its franchisors. These awards include, among others:

     - Eight Modernization Awards over the past several years from Bass Hotels and Resorts;

     - Torchbearer Award and Quality Excellence Awards for several hotels from Bass Hotels and Resorts;

     - Chairman's Award for quality for the Courtyard by Marriott, Bentonville in 1998 and 1999, from Marriott International;

     - President's Award for quality for seven hotels in three years from Marriott International;

     - Best New Hotel Opening in 1997 for the Courtyard by Marriott, Tulsa and in 1998 for the Denver Airport Marriott in each case from Marriott International;

     - Best New Product in 1999 for the Marriott City Center, Portland, from Marriott International;

     - Hotel of the Year for the Club Hotel by Doubletree in Philadelphia from Hilton; and

     - "Best New Franchise" in 1995 from Marriott International.

     Lodgian was formed by Servico's merger with Impac in December 1998. Servico was incorporated in 1956 under the laws of the State of Delaware. From 1956 through 1990, the predecessor was engaged in the ownership and operation of hotels under a series of different ownerships. In September 1990, Servico filed for protection under Chapter 11 of the United States Bankruptcy Code. The predecessor emerged from a reorganization proceeding in August 1992 as Servico, Inc., a Florida corporation.

FRANCHISE AFFILIATIONS

     Management believes that Lodgian's strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums. With 79% of the Company's portfolio composed of Crowne Plaza, Holiday Inn and Marriott hotels, the Company believes that it is well-positioned to take advantage of superior brand equity, quality standards and reservation contribution. As a result of recent renovations and improvements, as well as improvements made by other franchisees under the "Holiday Inn Worldwide Core

Modernization" program, management believes that the Holiday Inn image will be greatly enhanced. In addition, management believes that Marriott continues to be a very strong name among travelers and in the industry, providing consistently high quality products and service. The Company's hotels also benefit from both franchisors' toll free reservation numbers, which contribute approximately 25% of the Company's total reservations for these brands.

     At December 31, 2000, substantially all of the Company's owned and managed hotels were affiliated with national franchisors, as set forth in the following table:

                                                                         TOTAL
                                                              ----------------------------
                                                              NO. OF HOTELS   NO. OF ROOMS
                                                              -------------   ------------
Bass Hotels and Resorts(1)..................................        72           14,699
Marriott International(2)...................................        17            1,982
Hilton(3)...................................................         7            1,206
Choice Hotel(4).............................................         6              985
Starwood(5).................................................         4            1,104
Radisson....................................................         3              805
Cendant(6)..................................................         2              129
Other.......................................................         2              284
                                                                   ---           ------
          Total Owned.......................................       113           21,194
                                                                   ===           ======

---------------

(1) Holiday Inn, Holiday Inn Select and Crowne Plaza brands.
(2) Marriott, Courtyard by Marriott, Residence Inn and Fairfield Inn brands.
(3) Hilton, Hampton Inn and Doubletree brands.
(4) Comfort Inn and Suites, Quality Inn and Clarion brands.
(5) Westin and Four Points brands.
(6) Super 8 brand.

     Franchisors provide a number of services to hotel operators which can positively contribute to the improved financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that noted franchisors with larger numbers of hotels enjoy greater brand awareness among potential hotel guests than those with fewer numbers of hotels. Hotels typically operate with highly fixed costs, and increases in revenues generated by affiliation with a national franchisor can, at times, contribute positively to a hotel's financial performance.

     The Company's license agreements with the national hotel franchisors typically authorize the operation of a hotel under the licensed name, at a specific location or within a specified area, and require that the hotel be operated in accordance with standards specified by the licensor. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor's nationwide reservation system and certain ancillary charges. Royalty fees under various license agreements generally range from 3% to 6.5% of gross room revenues, while advertising/marketing fees provided for in agreements generally range from 1% to 4.5% of gross room revenues and reservation system fees generally range from 1% to 2% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees and reservation fees range from 6% to 9% of gross revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The license agreements generally have an original ten-year term, although certain license agreement provide for original 15 and 20-year terms. The majority of the Company's license agreements have five to ten years remaining on the term. The licensor may require the Company to upgrade facilities at any time to comply with the licensor's then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility or the licensor may elect not to renew the license. It is the Company's policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

DEVELOPMENT VENTURE; MANAGEMENT AGREEMENTS

     In addition to operating the 106 hotels which the Company wholly owned at December 31, 2000, Lodgian operated five hotels owned in partnerships in which the Company has a 50% or greater equity interest and one hotel owned in partnership in which the Company has a minority equity interest. In each case in which a hotel is owned in partnership, to varying extents the Company shares decision making authority with its joint venture partners and may not have sole discretion with respect to a hotel's disposition.

     In addition to the hotels the Company owned or in which it had an ownership interest as of December 31, 2000, the Company managed one hotel for a third party: the Courtyard by Marriott in Tifton, Georgia. The Company's former Chief Executive Officer and President and currently a member of the Board of Directors has been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. This hotel is managed in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3% of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. All operating and other expenses of the hotel are paid by the owner. This management agreement was terminated in March 2001. The Westin William Penn Hotel located in Pittsburgh, Pennsylvania, was sold by the Company in February 2001 and was managed by Starwood Hotels & Resorts, an unaffiliated third party. The terms of this management agreement provided for the manager to receive the greater of a base fee of 3% of gross revenues or an incentive fee based on profits available for debt service. The agreement also provided that the Company is responsible to make funds available for capital improvements.

COMPETITION AND SEASONALITY

     The hotel business is highly competitive. The Company competes with other facilities on various bases, including room prices, quality, service, location and amenities customarily offered to the traveling public. The demand for accommodations and the resulting cash flow vary seasonally. The off-season tends to be the winter months for properties located in colder weather climates and the summer months for properties located in warmer weather climates. Levels of demand are dependant upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The hotels depend upon both commercial and tourist travelers for revenues. Generally, the hotels operate in areas that contain numerous other competitive lodging facilities, including hotels associated with franchisors which may have more extensive reservation systems.

     Lodgian also competes with other hotel owners and operators with respect to: (1) licensing upscale and mid-priced franchises in targeted markets, (2) acquiring hotel properties to renovate and reposition; and (3) acquiring developmental sites for new hotel properties. The Company's competition is highly fragmented and is composed of relatively small, private owners and operators of hotel properties, public companies and private equity funds.

EMPLOYEES

     At December 31, 2000, the Company had approximately 7,600 full-time and 1,800 part-time associates. The Company had 125 full time associates engaged in administrative and executive activities. The balance of associates manage, operate and maintain the Company's properties. At December 31, 2000, approximately 1,000 of the Company's full and part-time associates located at eight hotels were covered by collective bargaining agreements which expire between December 2001 and September 2003. The Company considers relations with its associates to be good.

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

     Lodgian is subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. The Company believes it complies with such laws and regulations in all material respects. Lodgian is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to a person who, while intoxicated, caused the injury. Management believes that the Company's insurance coverage with respect to any such liquor liability is adequate.

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

ITEM 2.  PROPERTIES

     Lodgian owned or managed 113 hotels, containing 21,194 rooms located in 32 states and Canada at December 31, 2000. The Company's hotels include 106 wholly-owned hotels, five hotels in which the Company has a 50% or greater equity interest, one hotel in which the Company has a minority equity interest, and one hotel managed for a third party.

DISPOSITIONS

     As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", the Company adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company has sold nineteen hotel properties and four other assets from January 1 to December 31, 2000. In addition, during February 2001 the Company sold two hotel properties. During 2001, the Company will continue to identify hotels to dispose of to meet the objectives of the strategic plans.

PORTFOLIO

     The Company's hotel portfolio by franchisor is set forth below.

                                                                                         YEAR OF LAST
                                                                                         RENOVATION OR
FRANCHISOR/HOTEL NAME               NO. OF HOTELS   NO. OF ROOMS         LOCATION        CONSTRUCTION
---------------------               -------------   ------------         --------        -------------
BASS HOTELS AND RESORTS
Crowne Plaza Albany...............                        384      Albany, NY                 (6)
Crowne Plaza Cedar Rapids.........                        275      Cedar Rapids, IA          1998
Crowne Plaza Houston..............                        291      Houston, TX               1999
Crowne Plaza Macon(1).............                        297      Macon, GA                 1998
Crowne Plaza Pittsburgh...........                        193      Pittsburgh, PA             (6)
Crowne Plaza West Palm Beach(1)...                        219      West Palm Beach, FL        (7)

                                                                                         YEAR OF LAST
                                                                                         RENOVATION OR
FRANCHISOR/HOTEL NAME               NO. OF HOTELS   NO. OF ROOMS         LOCATION        CONSTRUCTION
---------------------               -------------   ------------         --------        -------------
Crowne Plaza Worcester............                        243      Worcester, MA             1996
Holiday Inn Arden Hills...........                        156      St. Paul, MN              1995
Holiday Inn Augusta...............                        239      Augusta, GA               1998
Holiday Inn Austin (South)........                        210      Austin, TX                1994
Holiday Inn Belmont...............                        135      Belmont, MD               2000
Holiday Inn Bloomington...........                        186      Bloomington, IN           1992
Holiday Inn Brunswick.............                        126      Brunswick, GA             1998
Holiday Inn BWI Airport...........                        259      Baltimore, MD             2000
Holiday Inn Cincinnati............                        243      Cincinnati, OH            1998
Holiday Inn City Center(3)........                        240      Columbus, OH              1996
Holiday Inn Clarksburg............                        160      Clarksburg, WV            1997
Holiday Inn Cromwell Bridge.......                        139      Cromwell Bridge, MD       2000
Holiday Inn Dothan................                        102      Dothan, AL                1996
Holiday Inn East Hartford.........                        130      East Hartford, CT         2000
Holiday Inn Express Gadsden.......                        141      Gadsden, AL               1997
Holiday Inn Express Palm Desert...                        129      Palm Desert, CA           1992
Holiday Inn Express Pensacola.....                        214      Pensacola, FL             1996
Holiday Inn Fairmont..............                        106      Fairmont, WV              1997
Holiday Inn Fayetteville..........                        198      Fayetteville, NC          1997
Holiday Inn Florence..............                        105      Florence, KY              1997
Holiday Inn Fort Mitchell.........                        214      Fort Mitchell, KY         1997
Holiday Inn Fort Wayne............                        208      Fort Wayne, IN            1995
Holiday Inn Frederick.............                        158      Frederick, MD             2000
Holiday Inn Frisco................                        217      Frisco, CO                1997
Holiday Inn Glen Burnie North.....                        127      Glen Burnie, MD           2000
Holiday Inn Grand Island..........                        261      Grand Island, NY          2000
Holiday Inn Greentree.............                        200      Pittsburgh, PA            2000
Holiday Inn Hamburg...............                        130      Buffalo, NY               1998
Holiday Inn Hilton Head...........                        201      Hilton Head, SC            (7)
Holiday Inn Inner Harbor..........                        375      Baltimore, MD             2000
Holiday Inn Jamestown.............                        146      Jamestown, NY             1998
Holiday Inn Jekyll Island.........                        199      Jekyll Island, GA         2000
Holiday Inn Lancaster (East)......                        189      Lancaster, PA             2000
Holiday Inn Lansing West..........                        244      Lansing, MI               1998
Holiday Inn Lawrence..............                        192      Lawrence, KS              1996
Holiday Inn Manhattan.............                        197      Manhattan, KS             1996
Holiday Inn Marietta..............                        196      Marietta, GA              1996
Holiday Inn Market Center
  Dallas..........................                        246      Dallas, TX                1998
Holiday Inn McKnight Rd.(1).......                        147      Pittsburgh, PA            1995
Holiday Inn Meadow Lands..........                        138      Pittsburgh, PA            1996
Holiday Inn Melbourne(1)..........                        295      Melbourne, FL             1996
Holiday Inn Memphis...............                        173      Memphis, TN               1998
Holiday Inn Monroeville...........                        189      Monroeville, PA           1998
Holiday Inn Morgantown............                        147      Morgantown, WV            1997
Holiday Inn Myrtle Beach..........                        133      Myrtle Beach, SC          1998
Holiday Inn North Miami...........                         98      Miami, FL                 1998
Holiday Inn Parkway East..........                        178      Pittsburgh, PA            1996
Holiday Inn Phoenix West..........                        144      Phoenix, AZ               1995
Holiday Inn Raleigh Downtown......                        202      Raleigh, NC               1994

                                                                                         YEAR OF LAST
                                                                                         RENOVATION OR
FRANCHISOR/HOTEL NAME               NO. OF HOTELS   NO. OF ROOMS         LOCATION        CONSTRUCTION
---------------------               -------------   ------------         --------        -------------
Holiday Inn Richfield.............                        217      Richfield, OH             1998
Holiday Inn Rolling Meadows.......                        420      Rolling Meadows, IL       2000
Holiday Inn Santa Fe..............                        130      Santa Fe, NM              1992
Holiday Inn Select DFW............                        282      Dallas, TX                1997
Holiday Inn Select Niagara
  Falls...........................                        397      Niagara Falls, NY         1999
Holiday Inn Select Phoenix
  Airport.........................                        298      Phoenix, AZ               1995
Holiday Inn Select Strongsville...                        302      Cleveland, OH             1996
Holiday Inn Select Windsor,
  Ontario.........................                        214      Windsor, Ontario          1998
Holiday Inn Sheffield.............                        201      Sheffield, AL             1998
Holiday Inn Silver Spring.........                        231      Silver Spring, MD         1998
Holiday Inn St. Louis North.......                        392      St. Louis, MO             1996
Holiday Inn Syracuse..............                        152      Syracuse, NY              1997
Holiday Inn University Mall.......                        152      Pensacola, FL             1997
Holiday Inn Valdosta..............                        167      Valdosta, GA              1997
Holiday Inn Wichita...............                        152      Wichita, KS               1998
Holiday Inn Winter Haven..........                        228      Winter Haven, FL          1998
Holiday Inn York (Arsenal Rd.)....                        100      York, PA                  2000
                                                       ------
          SUBTOTAL................        72           14,699
MARRIOTT INTERNATIONAL
Courtyard by Marriott Abilene.....                         99      Abilene, TX               1996
Courtyard by Marriott
  Bentonville.....................                         90      Bentonville, AR           1996
Courtyard by Marriott Buckhead....                        181      Atlanta, GA               1996
Courtyard by Marriott Florence....                         78      Florence, KY              1995
Courtyard by Marriott Lafayette...                         90      Lafayette, LA             1997
Courtyard by Marriott Paducah.....                        100      Paducah, KY               1997
Courtyard by Marriott Revere......                        154      Revere, MA                1999
Courtyard by Marriott Tifton(2)...                         90      Tifton, GA                1996
Courtyard by Marriott Tulsa.......                        122      Tulsa, OK                 1997
Fairfield Inn Augusta.............                        117      Augusta, GA               1998
Fairfield Inn Colchester..........                        117      Colchester, VT            1998
Fairfield Inn Jackson.............                        105      Jackson, TN               1998
Fairfield Inn Merrimack...........                        116      Merrimack, NH             1998
Fairfield Inn Valdosta............                        108      Valdosta, GA              1997
Marriott Denver...................                        238      Denver, CO                1998
Residence Inn Dedham..............                         81      Dedham, MA                1998
Residence Inn Little Rock.........                         96      Little Rock, AR           1998
                                                       ------
          SUBTOTAL................        17            1,982
HILTON
Doubletree Club Philadelphia......                        189      Philadelphia, PA          1997
Hampton Inn Dothan................                        113      Dothan, AL                1996
Hampton Inn Pensacola.............                        124      Pensacola, FL             1995
Hilton Fort Wayne.................                        244      Fort Wayne, IN            1996
Hilton Inn Columbia...............                        152      Columbia, MD              1998
Hilton Inn Northfield.............                        191      Troy, MI                  1997
Hilton Inn Sioux City.............                        193      Sioux City, IA            1994
                                                       ------
          SUBTOTAL................         7            1,206

                                                                                         YEAR OF LAST
                                                                                         RENOVATION OR
FRANCHISOR/HOTEL NAME               NO. OF HOTELS   NO. OF ROOMS         LOCATION        CONSTRUCTION
---------------------               -------------   ------------         --------        -------------
CHOICE HOTEL
Clarion Central Omaha(5)..........                        212      Omaha, NE                 1997
Clarion Council Bluffs(5).........                         89      Council Bluffs, IA        1997
Clarion Northwoods Atrium
  Inn(5)..........................                        197      Charleston, SC            1994
Comfort Inn Roseville.............                        118      Roseville, MN             1993
Quality Inn Birmingham(4)(5)......                        164      Birmingham, AL            1996
Quality Hotel & Conference Ctr.
  Metairie........................                        205      New Orleans, LA           1995
                                                       ------
          SUBTOTAL................         6              985
STARWOOD
Four Points Niagara Inn...........                        189      Niagara Falls, NY         1999
Four Points Omaha.................                        163      Omaha, NE                 1997
Four Points West Des Moines.......                        157      West Des Moines, IA       1997
Westin William Penn
  Pittsburgh(4)...................                        595      Pittsburgh, PA            1997
                                                       ------
          SUBTOTAL................         4            1,104
RADISSON
Radisson Louisville...............                        398      Louisville, KY            2000
Radisson New Orleans(1)...........                        244      New Orleans, LA           1998
Radisson Phoenix Hotel............                        163      Phoenix, AZ               1995
          SUBTOTAL................         3              805
CENDANT
Super 8 Hazard....................                         49      Hazard, KY                1997
Super 8 Prestonburg...............                         80      Prestonburg, KY           1997
                                                       ------
          SUBTOTAL................         2              129
OTHER
French Quarter Suites Memphis.....                        105      Memphis, TN               1997
Mayfair House Coconut Grove.......                        179      Miami, FL                 1998
                                                       ------
          SUBTOTAL................         2              284
                                         ---           ------
          TOTAL...................       113           21,194
                                         ===           ======

---------------

(1) These hotels are partially owned and consolidated.
(2) This hotel is owned by third parties.
(3) This hotel is partially owned and not consolidated.
(4) These hotels were sold in February 2001.
(5) These hotels were re-flagged as Clarion or Quality Inns in January and February 2001.
(6) These hotels are currently under renovation and are expected to be completed in the second half of 2001.
(7) These hotels are currently under renovation and are expected to be completed in the first half of 2001.

     Eleven of Lodgian's hotels are located on land subject to long-term leases. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract, quantum meruit, and fraud, among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. On March 1, 2001, a New York Court dismissed all of the contractor's claims based upon fraud, effectively reducing the plaintiff's outstanding claims by $40 million. The Company believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

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

     In 1999 and 2000, a total of six class actions were filed in the Delaware Court of Chancery on behalf of all security holders of the Company. Named as defendants in each of the actions were the Company and six of the Company's directors and/or officers. The complaints alleged, among other things: (1) that the individual defendants breached their fiduciary duties in connection with an offer by Casuarina Cayman Holdings Ltd. ("Casuarina") to acquire all of the Company's outstanding common stock; (2) that the director defendants breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors in connection with certain agreements entered into by the Company regarding a potential sale of the Company to Whitehall Street Real Estate Limited Partnership XIII and Whitehall Parallel Real Estate Limited Partnership XIII ("Whitehall") and (3) that the individual defendants breached their fiduciary obligations in connection with their consideration of certain conditional offers received by the Company regarding a potential sale of the Company. The complaints sought injunctive relief and compensatory damages in unspecified amounts. The Delaware court created one consolidated class action in November 2000 (the "Consolidated Action").

     The defendants to the Consolidated Action are not obligated to respond to the complaint in the Consolidated Action until three weeks after the plaintiffs have requested such a response. As of this date, the plaintiffs have not requested a response from the defendants.

     In October 2000, a class action was filed in the Superior Court of the State of Georgia, Fulton County. Named as defendants are the Company, six of the Company's directors and/or officers, and Whitehall. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties in connection with certain agreements entered into with Whitehall regarding a potential sale of the Company to those entities. The complaint also alleges that Whitehall aided and abetted the alleged breach of fiduciary duty by the individual defendants.

     Although the ultimate outcome of these class action litigations cannot be predicted with certainty, it is the opinion of management that the resolution of these class actions will not have a material adverse effect on the Company's financial position or results of operations.

     In 2000, several actions were filed in the Delaware Court of Chancery by Casuarina and Edgecliff Holdings, LLC ("Edgecliff"). Named as defendants were the Company and five of its directors and/or officers. The complaints alleged, among other things: (1) that the defendant directors breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors and sought declaratory and injunctive relief; and (2) that the Company had not timely scheduled its annual meeting of shareholders in accordance with Section 211 of the Delaware General Corporation Law. The complaints also challenged the Company's decision to postpone its annual meeting from October 12 to October 20, 2000 in response to the offer received by the Company from Whitehall. The court granted plaintiffs' motion for summary judgment to the limited extent that the court required the Company to hold the annual meeting on October 20, 2000, the rescheduled date on which the Company had planned to hold the meeting.

     The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on October 20, 2000. The stockholders voted on (1) the election of directors to serve in Class II until the Annual Meeting of Stockholders for fiscal 2003 and (2) the adoption of a resolution repealing any amendment to the Company's By-Laws adopted by the Board of Directors of the Company without the approval of the Company's stockholders subsequent to March 9, 2000 and prior to the approval of said resolution. The votes cast on each of the above matters were as follows:

                             ELECTION OF DIRECTORS


           NOMINEE                        VOTES FOR                     VOTES WITHHELD
------------------------------  ------------------------------  ------------------------------
         John M. Lang                     11,682,801                       513,241
       Michael A. Leven                   11,682,663                       513,379
       William J. Yung                    10,846,843                       152,054
       Andrew R. Berger                   10,756,962                       241,935

                                      BY-LAW RESOLUTION

             FOR                           AGAINST                         ABSTAIN
------------------------------  ------------------------------  ------------------------------
          13,059,518                      9,410,736                        724,686

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lodgian's common stock is listed on the New York Stock Exchange and its trading symbol is LOD. The following table sets forth the high and low sales prices of the Company's common stock on a quarterly basis for the past two years.

                                                                  2000                1999
                                                            -----------------   -----------------
                                                             HIGH       LOW      HIGH       LOW
                                                            -------   -------   -------   -------
First Quarter.............................................  $5.1250   $3.3750   $5.9375   $3.3750
Second Quarter............................................   3.8750    1.8125    7.1250    4.3750
Third Quarter.............................................   3.8125    2.0000    6.6875    3.6875
Fourth Quarter............................................   4.0000    2.5625    6.1250    3.5625

     As of March 15, 2001, there were 777 shareholders of record of Lodgian common stock. In addition, there are 2,478 Servico shareholders who have not yet converted their shares into shares of the Company. When all Servico shareholders have converted their shares, the Company will have 3,255 shareholders.

     The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends and is currently prohibited under various credit agreements from paying any dividends.

The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends is restricted by the Indenture governing the Company's 12 1/4 % Senior Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). Payment restrictions contained in the Company's Notes allowed the Company to defer dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the instrument, the Company has the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest shall be due and payable. The Company does not anticipate resumption of the quarterly dividend payments on the CRESTS in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1996 through 2000. This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues.........................  $   580,897   $   592,420   $   395,214   $   276,657   $  239,526
(Loss) income before
  extraordinary items, net of
  taxes..........................      (87,955)      (52,943)       (3,145)       12,570        8,548
Extraordinary items, net of
  taxes..........................           --        (7,750)       (2,076)       (3,751)        (348)
Net (loss) income................      (87,955)      (60,693)       (5,221)        8,819        8,200
EBITDA, as adjusted(a)...........      138,884       147,087        98,225        69,559       57,915
Net cash provided by operating
  activities.....................       19,611        67,191        29,301        42,021       30,970
Net cash provided by (used in)
  investing activities...........      127,364       (90,957)     (182,524)     (220,266)     (97,557)
Net cash (used in) provided by
  financing activities...........     (140,617)       19,225       157,165       174,415       74,659
Earnings per common share:
(Loss) income before
  extraordinary items, net of
  taxes..........................        (3.12)        (1.95)        (0.16)         0.83         0.92
Net (loss) income................        (3.12)        (2.23)        (0.26)         0.58         0.88
Earnings per common
  share-assuming dilution:
(Loss) income before
  extraordinary items, net of
  taxes..........................        (3.12)        (1.95)        (0.16)         0.80         0.88
Net (loss) income................        (3.12)        (2.23)        (0.26)         0.56         0.84
Basic weighted average shares....   28,186,000    27,222,000    20,245,000    15,183,258    9,295,358
Diluted weighted average
  shares.........................   28,186,000    27,222,000    20,245,000    15,640,000    9,751,139
Total assets.....................  $ 1,163,947   $ 1,421,996   $ 1,497,068   $   627,651   $  439,786
Long-term obligations............      674,038       856,675       816,644       323,320      284,880
Total stockholders' equity.......      136,880       224,542       283,767       239,535       74,738

---------------

(a) The Company has computed earnings before interest, taxes, depreciation and amortization ("EBITDA") without regard to the unusual items and one-time charges presented in the table below. EBITDA is a widely regarded industry measure of liquidity used in the assessment of hotel property values. EBITDA does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital expenditures, and distributions to shareholders. Additionally, EBITDA does not represent cash flows from operating, investing, or financing activities as defined by generally accepted accounting principles. EBITDA as calculated by Lodgian, may not be comparable to similarly titled measures reported by other companies and would be misleading unless all companies and analysts calculate EBITDA in the same manner.

                                           2000       1999      1998      1997      1996
                                         --------   --------   -------   -------   -------
EBITDA.................................  $ 64,621   $ 75,392   $94,825   $69,121   $56,618
Unusual Items:
  Impairment of long-lived assets......    60,688     37,977        --        --        --
  Write-off of goodwill................        --     20,748        --        --        --
  Other operating expenses(1)..........    12,073     12,470        --        --        --
  Severance and other..................     1,502        500     3,400       438     1,297
                                         --------   --------   -------   -------   -------
EBITDA, as adjusted....................  $138,884   $147,087   $98,225   $69,559   $57,915
                                         ========   ========   =======   =======   =======

---------------

     (1) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

     The discussion below and elsewhere in this Form 10-K includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may", "should", "expect", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - The impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     - The Company's ability to continue to improve its accounting systems and procedures.

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

     - The effect of competition and the economy on the Company's ability to maintain margins on existing operations, including uncertainties relating to competition.

     - The Company's ability to generate sufficient cash flows from operations and asset sales to cover its cash needs, the Company's ability to obtain additional capital if needed and the possible default under credit facilities if cash flows are lower than expected or capital expenditures are greater than expected.

     - The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

     - The potential for additional impairment charges against earnings related to long-lived assets, which may result from the Company's strategic initiatives to reduce the size of the hotel portfolio and reduce debt.

     - The impact of termination of letters of intent from prospective buyers of the Company as a whole.

STRATEGIC PLANS

     During approximately the past fifteen months, the Company's Board of Directors has adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999, the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company was pursuing a sale of the Company. With regard to this strategic alternative, the Company received offers from Whitehall and Edgecliff to acquire the Company. On December 26, 2000, the Company entered into an Exclusivity Agreement with Edgecliff in which the Company granted Edgecliff an exclusive 60-day period during which the two parties attempted to negotiate a definitive merger agreement. During this period the Company gave Edgecliff and its representatives full access to the Company's books, records and personnel. The parties had made significant progress toward negotiating the terms of a definitive merger agreement, and the Company agreed to extend the exclusivity period. However, on February 28, 2001, Edgecliff informed the Company that it was unable to obtain the refinancing of the Company's high-yield bonds on acceptable terms from their holders and would not proceed with the acquisition. In addition, during the fourth quarter, the Company recorded a charge of $3.5 million relating to reimbursing Whitehall certain expenses it incurred in connection with evaluating and pursuing the transaction, as a definitive agreement for the sale was not consummated with Whitehall. This charge is recorded in the Company's statement of operations as acquisition termination fees. Currently, the Company is not in negotiations for the sale of the Company with any party. The Company is moving forward as an independent company and is exploring all avenues for maximization of shareholder value, including improving operations, capital structure and optimizing the value of the Company's assets. As discussed in "Item 10. Directors and Executive Officers of the Registrant", on February 9, 2001 the Company named a new president and chief executive officer.

     As discussed more fully in the Liquidity and Capital Resources section and in Notes 4 and 6 to the financial statements, with regard to the strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt, the Company sold twenty-one hotel properties and four other assets between January 1, 2000 and March 15, 2001. Gross sale price of these twenty-five properties was $275.0 million while the reduction of debt was $206.9 million. For the remainder of 2001, the Company will continue to identify properties to be sold to meet the objectives of these strategic plans.

GENERAL OVERVIEW

     Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR") levels and EBITDA margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of the Company's hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

     Revenues. Revenues are composed of rooms, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service and use of meeting facilities.

     Operating Expenses. Operating expenses are composed of direct, general and administrative, other hotel operating expenses and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component, which can be leveraged with increases in revenues. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. Other expenses include primarily property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. These expenses are primarily fixed.

RESULTS OF OPERATIONS

     The significant number of dispositions in 2000 and the significant number of acquisitions and extensive renovation activity in 1999 and 1998 has materially impacted operating results.

  2000

     During 2000, the Company has sold nineteen hotel properties and four other assets. Gross sales price of these twenty-three properties was $208.8 million. In February 2000, the Company opened the Lake Oswego Hilton Garden. During 2000, the Company re-branded three hotels to flags which are more representative of its core focus.

  1999

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

     In August 1999, the Company opened the Marriott Portland City Center in Portland, Oregon and in October 1999, opened the Courtyard by Marriott in Livermore, California. Also, in September 1999, the Company purchased for $10.2 million the 49% interest of its partner in six hotels. Further, in 1999 the company re-branded seven hotels to flags that are more representative of its core focus.

  1998

     In June 1998, Servico acquired AMI, an entity that owned and operated fourteen hotels, four of which were subsequently sold. In December 1998, Servico merged with Impac, an entity that owned or managed fifty-three hotels, three of which were under construction. Because these transactions were accounted for using the purchase accounting method, the results of AMI and Impac are included in the consolidated results of operations from the time they were acquired. This makes comparisons of historical operating results with prior periods less meaningful.

     The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.

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

     Also during the fourth quarter of 1999, the Company adopted a strategy to reduce the number of its non-core hotel portfolio. In connection therewith, the Company identified certain hotel assets for sale and reduced the carrying value of these assets to estimated fair value, net of estimated selling costs. Further, based on asset impairment indicators and market capitalization for the Company's stock, the Company wrote-off its goodwill in accordance with the market value method of accounting for impairment of goodwill arising from the Merger.

     The charges and adjustments described in the preceding paragraphs had a material effect on the Company's financial statements for the year ended December 31, 1999. The following is a summary of these charges and adjustments:

                                                              (IN THOUSANDS)
                                                              --------------
Impairment of long-lived assets.............................     $37,977
Write-off of goodwill.......................................      20,748
Other expenses (included in general, administrative and
  other expenses in the statement of operations)............      12,470
Severance...................................................         500

     Also, as previously reported in the Company's Form 10-K for the year ended December 31, 1999, the Company concluded, after consultation with its prior independent auditors that its internal controls for the preparation of interim financial information did not provide an adequate basis for its prior independent auditors to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. The Company believes that certain charges, which were recorded in the fourth quarter of 1999 and were principally recognized in general, administrative and other expenses in the consolidated statements of operations may relate to individual prior quarters; however, the Company does not have sufficient information to identify all specific charges attributable to prior 1999 quarters. See Note 17 to the financial statements related to selected quarterly financial data.

MATTERS RELATED TO INTERNAL CONTROLS

     In the opinion of management, the internal control weaknesses described above existed during the first and second quarters of 2000 and to a lesser extent in the third quarter of 2000. These internal control weaknesses caused a significant delay in preparing the Company's Form 10-Q's. The Company's March 31, 2000 and June 30, 2000 Form 10-Q's were filed on December 15, 2000 and the September 30, 2000 Form 10-Q was filed January 10, 2001. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial personnel needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim and annual financial statements during 2000. The Company implemented a plan that enabled it to timely comply with the financial statement reporting requirements applicable to SEC registrants for its 2000 annual financial statements and, in management's opinion, has substantially developed and implemented an adequate control environment as of this date. As part of this plan, during the third and fourth quarters the Company implemented the following action steps; (i) developed and implemented numerous new controls and policies, (ii) implemented a process to insure that material transactions are recorded on a timely basis, (iii) implemented an account closing process so that all material accounts are reconciled and reviewed on a timely basis and (iv) reorganized and changed personnel in the accounting and finance functions to improve the accuracy and timeliness of the financial accounting processes. The Company believes the continued implementation of the plan will allow it to timely comply with the financial statement reporting requirements applicable to SEC registrants in the future.

HISTORICAL RESULTS OF OPERATIONS

     The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
Revenues:
  Rooms.....................................................     72.7%     71.7%     67.8%
  Food and beverage.........................................     22.6      23.5      27.2
  Other.....................................................      4.7       4.8       5.0
                                                                -----     -----     -----
          Total revenue.....................................    100.0     100.0     100.0
                                                                -----     -----     -----
Operating expenses:
  Direct:
     Rooms..................................................     20.5      19.3      18.9
     Food and beverage......................................     16.3      17.2      20.7
     Other..................................................      2.9       2.9       2.8
General, administrative and other...........................     38.4      37.8      32.8
Depreciation and amortization...............................     11.2      10.0       7.9
Impairment of long-lived assets.............................     10.4       6.4        --
Write-off of goodwill.......................................       --       3.5        --
Severance and restructuring expenses........................      0.3       0.1       0.9
                                                                -----     -----     -----
          Total operating expenses..........................    100.0      97.2      84.0
                                                                -----     -----     -----
                                                                   --       2.8      16.0
Other income (expenses):
  Interest income and other.................................      0.2       0.3       0.3
  Interest expense..........................................    (16.8)    (13.1)     (7.6)
  Interest hedge break fee..................................     (0.7)       --        --
  Acquisition termination fees..............................     (0.6)       --        --
  Gain (loss) on asset dispositions.........................       --       0.2      (0.1)
  Settlement on swap transactions...........................       --        --      (7.9)
Minority interests:
  Preferred redeemable securities...........................     (2.1)     (2.2)     (1.6)
  Other.....................................................     (0.1)     (0.2)     (0.4)
                                                                -----     -----     -----
Loss before income taxes and extraordinary item.............    (20.1)    (12.2)     (1.3)
Benefit for income taxes....................................     (4.9)     (3.4)     (0.5)
                                                                -----     -----     -----
Loss before extraordinary item..............................    (15.2)     (8.8)     (0.8)
Extraordinary item:
  Loss on early extinguishment of debt, net of income tax
     benefit................................................       --      (1.3)     (0.5)
                                                                -----     -----     -----
          Net loss..........................................    (15.2)%   (10.1)%    (1.3)%
                                                                =====     =====     =====

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

REVENUES

     At December 31, 2000, the Company owned 111 hotels, had a minority interest in one hotel and managed one hotel for a third party owner compared with 132 hotels owned, a minority interest in one hotel and one hotel managed for a third party at December 31, 1999.

     Revenues for the Company were $580.9 million for 2000, a 1.9% decrease over revenues of $592.4 million for 1999. This decrease is primarily a result of the reduction of twenty-one hotels in the owned portfolio. RevPAR, however, was $49.62 for 2000, an increase of 5.5% over 1999, primarily due to the completion of several renovation projects in the latter part of 1999 and early 2000.

     The following table summarizes certain operating data for the Company's hotels for the year ended December 31, 2000 and 1999:

HOTELS(1)          ADR          OCCUPANCY        REVPAR
----------   ---------------   -----------   ---------------
2000  1999    2000     1999    2000   1999    2000     1999
----  ----   ------   ------   ----   ----   ------   ------
111   132    $76.73   $74.58   64.6%  63.1%  $49.62   $47.03

---------------

(1) Excludes one hotel managed for a third party and one non-consolidated hotel.

OPERATING EXPENSES

     Direct operating expenses for the Company were $230.9 million (39.7% of direct revenues) for 2000 and $233.9 million (39.4% of direct revenue) for 1999. This $3.0 million decrease was primarily attributable to the reduction of twenty-one hotels in the owned portfolio during 2000 and an improvement in the operating margins in the food and beverage area offset by a decrease in the operating margins for rooms.

     General, administrative and other expenses were $223.1 million (38.4% of direct revenues) in 2000 and $223.9 million (37.8% of direct revenues) in 1999. Included in general, administrative and other expenses are $12.1 million of unusual expenses in 2000 ($12.5 million in 1999). Of this amount, $7.5 million related to professional fees related to the completion of accounting, tax, systems and other merger integration matters. In addition, these expenses include $2.0 million related to certain legal matters, including legal and other costs associated with Whitehall, Edgecliff and certain hotel asset dispositions. The remaining $2.6 million relates principally to provisions for certain sales and other taxes and receivable write-offs.

     Depreciation and amortization expense was $64.8 million in 2000 and $59.3 million in 1999. The $5.5 million increase is primarily a result of the completion of a significant number of renovation projects and the opening of 3 hotels in the latter part of 1999 as well as in the first quarter of 2000, offset by a decrease in depreciation related to hotels sold. In addition, as of September 30, 2000 the Company recorded depreciation expense of $1.6 million representing nine months of expense related to the seven hotels previously considered held for sale as of December 31, 1999 and that were no longer being actively marketed for sale.

     Impairment of long-lived assets was $60.7 million in 2000. This comprises charges recorded throughout 2000 of $11.3 million related to revised estimates of fair value for properties held for sale at December 31, 1999, $3.5 million related to one property held for use, $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000, net of a recapture of $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 were no longer being actively marketed for sale. The impairment charge for 1999 was $38.0 million, principally related to hotels the Company had targeted for sale.

OTHER INCOME AND EXPENSE

     Interest expense was $97.3 million in 2000 and $77.4 million in 1999. This increase is primarily attributable to an increase in the level of debt for the majority of 2000 as well as an increase in the cost of debt, primarily due to rising interest rates in early 2000, offset by approximately $155.9 million of debt repayments occurring in the latter half of 2000.

     During the third quarter the Company paid a $4.3 million interest hedge break fee to break the interest rate lock agreement on one of its credit facilities.

     Minority interest expense was $13.1 million in 2000 and $14.5 million in 1999. This $1.4 million decrease is partially attributable to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

     After a benefit for income taxes of $28.7 million in 2000 and of $20.1 million in 1999, the Company had a loss before extraordinary item of $88.0 million ($3.12 loss per share) in 2000 compared with $52.9 million ($1.95 per share) in 1999.

     In 1999 the Company had an extraordinary item, net of income tax benefit of $7.8 million ($.28 loss per share) from the loss on early extinguishment of debt.

     Net loss for 2000 amounted to $88.0 million ($3.12 loss per share) compared with net loss of $60.7 million ($2.23 per share) for 1999, for the reasons discussed above.

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

REVENUES

     At December 31, 1999, the Company owned 132 hotels, had a minority interest in one hotel and managed one hotel for a third party owner compared with 141 hotels owned, a minority interest in one hotel and two hotels managed for third party owners at December 31, 1998.

     Revenues were $592.4 million for 1999, a 49.9% increase over revenues of $395.2 million for 1998. Of this $197.2 million increase, $194.0 million was attributable to AMI and the Merger. In addition, four newly constructed hotels that opened between November 1998 and October 1999 contributed approximately $8.2 million of the increase. The remaining change, a decrease in revenues of approximately $5.0 million was attributable to hotels that were sold in 1998 or 1999.

     The following table summarizes certain operating data for the Company's hotels for the year ended December 31, 1999 and 1998:

HOTELS(1)          ADR          OCCUPANCY        REVPAR
----------   ---------------   -----------   ---------------
1999  1998    1999     1998    1999   1998    1999     1998
----  ----   ------   ------   ----   ----   ------   ------
132   84     $74.58   $73.09   63.1%  64.1%  $47.03   $46.86

---------------

(1) Excludes one hotel managed for a third party and one non-consolidated hotel. All 1998 figures in the table exclude AMI (prior to acquisition date) and the Merger.

OPERATING EXPENSES

     Direct operating expenses for the Company were $233.9 million (39.4% of direct revenues) for 1999 and $167.5 million (42.4% of direct revenue) for 1998. Of the $66.4 million increase, $70.9 million was attributable to the acquisition of AMI and the Merger. In addition, the four newly constructed hotels contributed approximately $3.9 million of the increase and hotels sold during 1998 and 1999 provided a $7.6 million decrease. The balance of the change is represented primarily by improved operating margins in the food and beverage area.

     General, administrative and other expenses were $223.9 million (37.8% of direct revenues) in 1999 and $129.5 million (32.8% of direct revenues) in 1998. Of the $94.4 million increase, approximately $75.6 million was attributable to the acquisition of AMI and the Merger. Approximately $1.5 million represented expenses associated with the expansion of the corporate sales and marketing staff at the regional offices. In addition, $2.6 million was attributable to the four newly constructed hotels and hotels sold during 1998 or 1999 provided a $1.6 million decrease. Further, $1.0 million was attributable to the Company's share of loss, essentially all of which was represented by depreciation, from an unconsolidated partnership. Also included in general, administrative and other operating expenses are $12.5 million of unusual expenses in 1999. Of this amount, $6.4 million related to the completion of accounting, systems and other Merger integration matters, including preparation for Year 2000. In addition, these expenses include $2.7 million of litigation expenses. Such expenses related to a provision for the estimated cost and expenses related to legal proceedings, including litigation settlement charges incurred during 1999 and cost associated with abandoned development projects.

Further, the Company recorded a $1.3 million provision for property audit matters. Finally, these expenses included franchise termination and other items that aggregated $2.1 million.

     Depreciation and amortization expense was $59.3 million for 1999 and $31.1 million for 1998. The $28.2 million increase was attributable to the acquisition of AMI, the Merger, the opening of four new hotels and the completion of renovation projects.

     During 1999, the Company recognized a $38.0 million charge for the impairment of long-lived assets, principally related to hotels the Company had targeted for sale. Also, in 1999 the Company wrote off $20.7 million of goodwill associated with the Merger in accordance with its policy of accounting for goodwill under the market value method.

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

     Minority interest expense related to the CRESTS was $13.2 million in 1999 and $6.5 million in 1998. The Company's CRESTS were issued in June 1998.

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

     Other income (expense) for 1999 included a $1.2 million gain from the sale of assets compared with a $.4 million loss in 1998.

     During 1999, the Company repaid, prior to maturity, approximately $409.0 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $7.8 million (net of income tax benefit of $4.9 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $2.1 million, after a tax benefit of $1.4 million in 1998 that related to the refinancing of certain debt.

NET INCOME

     After a benefit for income taxes of $20.1 million for 1999 and $2.1 million for 1998, the Company had a loss before extraordinary item of $52.9 million ($1.95 loss per share) in 1999 compared with $3.1 million ($.16 loss per share) in 1998.

     Net of an income tax benefit of $4.9 million for 1999 and $1.4 million for 1998, the Company had an extraordinary item attributable to loss on early extinguishment of debt, of $7.8 million ($.28 loss per share) in 1999 and $2.1 million ($.10 loss per share) in 1998.

     Net loss for 1999 amounted to $60.7 million ($2.23 loss per share) compared with $5.2 million ($.26 loss per share) for 1998.

INCOME TAXES

     As of December 31, 2000, Lodgian had net operating loss carryforwards of approximately $194 million for federal income tax purposes, which expire in 2004 through 2020. The Company's ability to use these net operating loss carryforwards to offset future income is subject to limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused.

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

     The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2000 of $138.9 million, a 5.6% decrease from the $147.1 million in 1999. The Company has computed EBITDA without regard to the unusual items and one-time charges. During 2000 these items consisted of unusual costs, principally professional fees and restructuring costs, of $13.6 million and impairment charges of $60.7 million. The unusual charges for 1999 consisted of impairment charges of $38.0 million, goodwill write-off $20.8 million, severance of $0.5 million and other operating expenses (principally professional fees) of $12.5 million. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities in 2000 was $19.6 million as compared with $67.2 million in 1999.

     Cash flows provided by (used in) investing activities were $127.4 million and ($91.0) million in 2000 and 1999, respectively. The 2000 amount includes capital expenditures of $79.2 million, net proceeds from the sale of assets of $208.8 million and deposits for capital expenditure escrows of $2.2 million. The 1999 amount includes capital expenditures of $118.9 million, net proceeds from the sale of assets of $22.1 million, withdrawals from capital expenditure escrows of $18.0 million, additions of property and equipment of $1.9 million and purchase of minority interest of $10.2 million.

     Cash flows (used in) provided by financing activities were ($140.6) million and $19.2 million in 2000 and 1999, respectively. The 2000 and 1999 amounts consist primarily of the net proceeds from the issuance and repayment of long-term obligations.

     At December 31, 2000, the Company had a working capital deficit of $99.9 million as compared with a working capital deficit of $65.3 million at December 31, 1999. Excluding the current portion of long-term obligations, the Company had a working capital deficit of $20.0 million at December 31, 2000 compared with a working capital deficit of $29.9 million at December 31, 1999.

     At December 31, 2000, long-term obligations were $674.0 million. Long-term obligations were $856.7 million at December 31, 1999. Both periods exclude the CRESTS.

     The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of December 31, 2000, the Company's anticipated expenditures for such projects are approximately $40 million and the Company has approximately $14.0 million escrowed for such improvements. Of the approximately $40 million, $31 million is expected to be spent in 2001 and the balance in 2002.

     In June 2000, the Company in an effort to reduce corporate overhead expenses instituted a plan to close four of its six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately sixty-five employees were terminated in this restructuring. In 2000, the Company recognized a charge of approximately $1.5 million to implement this plan. Of the $1.5 million charge approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. As of December 31, 2000 all costs have been paid. In the future the Company anticipates approximately $5 million in annual savings from instituting this plan.

     With regard to the mortgage notes with an interest rate of 9%, on August 31, 2000 the Company sold one hotel, located in the Western United States, securing this facility and used the proceeds to reduce principal, pay origination and extension fees of approximately $1.9 million, and exercised its option to extend the maturity date to November 2002 from November 2000.

     On July 23, 1999 the Company sold $200 million of 12.25% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior Secured loan credit facility. The facility consisted of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving facility. The tranche A and C loans were to be used for hotel development projects. At December 31, 1999, $238.8 million was outstanding on the tranche B term loan and no amounts were outstanding from the tranche A and C portion of the loan credit facility. The tranche B loan, along with the proceeds from the Notes, were used to repay a substantial portion of the financing entered into to consummate the Merger and, in September 1999, a $132.5 million loan, part of the credit facilities.

     The Company was unable to deliver its 1999 annual audited and March 31, and June 30, 2000 quarterly unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements was extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.5% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, which the Company is in compliance with as of December 31, 2000. The amendment provided for immediate access to the $25 million unused portion of the revolving credit facility and provided increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 31, 2000 the Company paid fully the $25 million required amortization payment due December 31, 2000 and as of March 15, 2001 has paid $28.6 million of the $35 million required amortization payment due June 30, 2001.

     On August 31, 2000, in conjunction with the sale of nine hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106.2 million of the debt with proceeds from the sale, extended the maturity date to September 2003 after considering a one year option to extend and converted the remaining balance owed, approximately $108.7 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt.

     In June 1998, the Company issued $175 million of CRESTS. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay existing debt prior to maturity. Payment restrictions contained in the Company's Notes allowed the Company to defer the dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to twenty quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

     As discussed previously, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and four other assets during 2000. Gross sales price of these twenty-three properties was $208.8 million while the reduction of debt was $151.1 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was subsequently sold prior to completion.

     During February 2001, the Company sold two hotels for a gross sales price of $66.2 million and used the net proceeds of $55.8 million to repay debt. The Company's total outstanding debt as of March 15, 2001 (excluding CRESTS) is approximately $713.1 million. Of this amount $60.5 million is due in 2001. As of

March 15, 2001, the Company's held for sale properties have an estimated fair value of approximately $44.2 million, which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

     The Company will continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

     In 2001, the Company will need to sell assets to meet its remaining $60.5 million amortization payment requirements in 2001 and its capital improvement program. Therefore, the Company may continue to identify properties to be classified as held for sale. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

     The Company believes that the combination of its current cash position, cash flow from operations, availability on the revolving credit facility and net proceeds from property sales (both properties identified and to be identified) will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2001.

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

     Hotel owners and operators are inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company has significant exposure to changes in cash flows resulting from changes in interest rates as approximately 45% of its long-term debt carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose the Company to the risk of changes in the fair value of these instruments, except for the Company's Senior Subordinated Notes. The Company has outstanding debt of $753.9 million, including current maturities at December 31, 2000.

     The table below provides information about the Company's debt obligations. Weighted average rates are based on implied forward rates in the yield curve at March 15, 2001.

                                             EXPECTED MATURITY DATE
                              -----------------------------------------------------
                               2001       2002        2003       2004        2005     THEREAFTER     TOTAL      FAIR VALUE
                              -------    -------    --------    -------    --------   ----------    --------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Fixed Rate..................  $12,538    $66,372    $ 35,849    $26,583    $  3,864    $272,027     $417,233     $401,233
  Average interest rate.....     10.8%      10.6%       10.6%      10.7%       10.8%

Floating Rate...............  $67,305    $ 2,525    $118,589    $44,200    $104,029    $     --     $336,648     $336,648
  Average interest rate.....     10.4%      10.2%       10.2%      10.3%       10.4%

     At December 31, 2000 the Company had approximately $336.6 million of debt instruments outstanding that are subject to changes in the LIBOR or PRIME rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in the LIBOR rate would be a reduction in income before income taxes in 2001 by approximately $.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   23
Report of Independent Auditors..............................   24
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   25
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   26
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............   27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   28
Notes to Consolidated Financial Statements..................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lodgian, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Lodgian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lodgian, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
March 15, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Lodgian, Inc.

     We have audited the accompanying consolidated balance sheet of Lodgian, Inc. (formerly known as Servico, Inc.) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The selected quarterly financial data included in Note 17 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 in accordance with standards establish by the American Institute of Certified Public Accountants because we believe that the Company's internal controls for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lodgian, Inc. (formerly known as Servico, Inc.) and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Atlanta, Georgia
July 14, 2000

                         LODGIAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   21,002   $   14,644
  Cash, restricted..........................................       2,237        2,692
  Accounts receivable, net of allowances....................      20,624       26,520
  Inventories...............................................       7,805        9,190
  Prepaid expenses and other current assets.................       9,261        9,984
                                                              ----------   ----------
          Total current assets..............................      60,929       63,030
Property and equipment, net.................................   1,059,048    1,314,141
Deposits for capital expenditures...........................      14,005       12,357
Other assets, net...........................................      29,965       32,468
                                                              ----------   ----------
                                                              $1,163,947   $1,421,996
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   25,088   $   34,332
  Accrued interest..........................................      16,795       13,390
  Other accrued liabilities.................................      37,203       42,783
  Advance deposits..........................................       1,854        2,384
  Current portion of long-term obligations..................      79,843       35,404
                                                              ----------   ----------
          Total current liabilities.........................     160,783      128,293
Long-term obligations, less current portion.................     674,038      856,675
Deferred income taxes.......................................       3,603       33,082
Minority interests:
  Preferred redeemable securities (including related accrued
     interest)..............................................     184,349      175,000
  Other.....................................................       4,294        4,404
                                                              ----------   ----------
          Total liabilities.................................   1,027,067    1,197,454
Commitments and contingencies...............................          --           --
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,290,424 and 28,130,325 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................         282          281
  Additional paid-in capital................................     263,320      262,760
  Accumulated deficit.......................................    (125,542)     (37,587)
  Accumulated other comprehensive loss......................      (1,180)        (912)
                                                              ----------   ----------
          Total stockholders' equity........................     136,880      224,542
                                                              ----------   ----------
                                                              $1,163,947   $1,421,996
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000        1999        1998
                                                              ----------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Rooms.....................................................  $ 422,475    $424,530    $267,862
  Food and beverage.........................................    131,333     139,474     107,334
  Other.....................................................     27,089      28,416      20,018
                                                              ---------    --------    --------
                                                                580,897     592,420     395,214
Operating expenses:
  Direct:
     Rooms..................................................    119,159     114,590      74,812
     Food and beverage......................................     94,950     102,045      81,631
     Other..................................................     16,829      17,312      11,023
General, administrative and other...........................    223,148     223,856     129,523
Depreciation and amortization...............................     64,794      59,317      31,114
Impairment of long-lived assets.............................     60,688      37,977          --
Write-off of goodwill.......................................         --      20,748          --
Severance and restructuring expenses........................      1,502         500       3,400
                                                              ---------    --------    --------
          Total operating expenses..........................    581,070     576,345     331,503
                                                              ---------    --------    --------
                                                                   (173)     16,075      63,711
Other income (expenses):
  Interest income and other.................................      1,374       1,579       1,260
  Interest expense..........................................    (97,306)    (77,409)    (30,378)
  Interest hedge break fee..................................     (4,294)         --          --
  Acquisition termination fees..............................     (3,500)         --          --
  Gain (loss) on asset dispositions.........................        298       1,242        (432)
  Settlement on swap transactions...........................         --          --     (31,492)
Minority interests:
  Preferred redeemable securities...........................    (12,412)    (13,224)     (6,475)
  Other.....................................................       (665)     (1,300)     (1,436)
                                                              ---------    --------    --------
Loss before income taxes and extraordinary item.............   (116,678)    (73,037)     (5,242)
Benefit for income taxes....................................    (28,723)    (20,094)     (2,097)
                                                              ---------    --------    --------
Loss before extraordinary item..............................    (87,955)    (52,943)     (3,145)
Extraordinary item:
  Loss on extinguishment of indebtedness, net of income tax
     benefit of $4,914 and $1,384 in 1999 and 1998,
     respectively...........................................         --      (7,750)     (2,076)
                                                              ---------    --------    --------
Net loss....................................................  $ (87,955)   $(60,693)   $ (5,221)
                                                              =========    ========    ========
Loss per common share basic and diluted:
  Loss before extraordinary item............................  $   (3.12)   $  (1.95)   $  (0.16)
  Extraordinary item........................................         --       (0.28)      (0.10)
                                                              ---------    --------    --------
  Net loss per common share.................................  $   (3.12)   $  (2.23)   $  (0.26)
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    RETAINED      ACCUMULATED
                                                     ADDITIONAL     EARNINGS         OTHER           TOTAL
                                 COMMON     STOCK     PAID-IN     (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL       DEFICIT)         LOSS           EQUITY
                               ----------   ------   ----------   ------------   -------------   -------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1997.......................  20,974,852    $210     $211,577     $  28,327        $  (579)       $239,535
  Issuance of common stock in
     connection with purchase
     of Impac................   9,400,000      94       82,626            --             --          82,720
  401(k) Plan contribution...      88,205      --          430            --             --             430
  Exercise of stock
     options.................     134,900       1        1,143            --             --           1,144
  Tax benefit from exercise
     of stock options........          --      --          245            --             --             245
  Purchase of common stock...  (2,660,900)    (27)     (34,045)           --             --         (34,072)
  Net loss...................          --      --           --        (5,221)            --          (5,221)
  Currency translation
     adjustments.............          --      --           --            --         (1,014)         (1,014)
                                                                                                   --------
  Comprehensive loss.........          --      --           --            --             --          (6,235)
                               ----------    ----     --------     ---------        -------        --------
Balance at December 31,
  1998.......................  27,937,057     278      261,976        23,106         (1,593)        283,767
                               ----------    ----     --------     ---------        -------        --------
  401(k) Plan contribution...     143,160       2          547            --             --             549
  Exercise of stock
     options.................      30,000       1          119            --             --             120
  Tax benefit from exercise
     of stock options........          --      --           20            --             --              20
  Director compensation......      20,108      --           98            --             --              98
  Net loss...................          --      --           --       (60,693)            --         (60,693)
  Currency translation
     adjustments.............          --      --           --            --            681             681
                                                                                                   --------
  Comprehensive loss.........          --      --           --            --             --         (60,012)
                               ----------    ----     --------     ---------        -------        --------
Balance at December 31,
  1999.......................  28,130,325     281      262,760       (37,587)          (912)        224,542
                               ----------    ----     --------     ---------        -------        --------
  401(k) Plan contribution...     144,131       1          504            --             --             505
  Director compensation......      15,968      --           56            --             --              56
  Net loss...................          --      --           --       (87,955)            --         (87,955)
  Currency translation
     adjustments.............          --      --           --            --           (268)           (268)
                                                                                                   --------
  Comprehensive loss.........          --      --           --            --             --         (88,223)
                               ----------    ----     --------     ---------        -------        --------
Balance at December 31,
  2000.......................  28,290,424    $282     $263,320     $(125,542)       $(1,180)       $136,880
                               ==========    ====     ========     =========        =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net loss..................................................  $ (87,955)  $ (60,693)  $  (5,221)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     64,794      59,317      31,114
    Impairment of long-lived assets.........................     60,688      37,977          --
    Write-off of goodwill...................................         --      20,748          --
    Loss on extinguishment of indebtedness..................         --      12,664       3,460
    Deferred income taxes...................................    (30,063)    (25,008)       (726)
    Minority interests -- other.............................     10,014       1,300       1,436
    401(k) Plan contributions...............................        505         549         430
    Compensation in stock issued to directors...............         56          98          --
    Equity in income of unconsolidated entities.............        (84)       (278)       (782)
    (Gain) loss on sale of assets...........................       (298)     (1,242)        432
    Other...................................................     (1,132)         --        (361)
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................      5,896      (1,022)     (6,563)
      Inventories...........................................      1,385          73      (1,883)
      Other assets..........................................      1,013      37,705     (18,412)
      Accounts payable......................................     (2,974)    (22,921)     14,913
      Accrued liabilities...................................     (2,234)      7,924      11,464
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     19,611      67,191      29,301
Investing activities:
  Acquisitions of property and equipment....................         --      (1,929)    (67,717)
  Capital improvements, net.................................    (79,241)   (118,925)   (118,667)
  Purchase of minority interests............................         --     (10,200)         --
  Proceeds from sale of assets..............................    208,789      22,068          --
  (Deposits) withdrawals for capital expenditures...........     (2,184)     18,029       3,860
                                                              ---------   ---------   ---------
         Net cash provided by (used in) investing
           activities.......................................    127,364     (90,957)   (182,524)
Financing activities:
  Proceeds from issuance of long-term obligations...........     32,326     487,521     600,284
  Proceeds from issuance of common stock....................         --         120       1,144
  Principal payments of long-term obligations...............   (168,868)   (448,220)   (390,026)
  Payments of deferred loan costs...........................     (3,300)    (18,479)    (20,165)
  Distributions to minority interests.......................       (775)     (1,717)         --
  Payments for repurchase of common stock...................         --          --     (34,072)
                                                              ---------   ---------   ---------
         Net cash (used in) provided by financing
           activities.......................................   (140,617)     19,225     157,165
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      6,358      (4,541)      3,942
Cash and cash equivalents at beginning of year..............     14,644      19,185      15,243
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  21,002   $  14,644   $  19,185
                                                              =========   =========   =========
Supplemental cash flow information
  Cash paid during year for:
  Interest, net of amount capitalized.......................  $  88,247   $  69,574   $  31,512
                                                              =========   =========   =========
  Income taxes paid, net of refunds.........................  $     584   $   3,810   $   5,210
                                                              =========   =========   =========
Supplemental disclosure of non cash investing and financing
  activities:
  Non cash acquisition and related financing of property and
    equipment...............................................  $      --   $      --   $ 696,851
                                                              =========   =========   =========
  Issuance of stock in connection with acquisition of
    Impac...................................................  $      --   $      --   $  82,700
                                                              =========   =========   =========
  Net non cash debt reduction...............................  $   1,656   $      --   $      --
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

     As of December 31, 2000, Lodgian, its wholly owned subsidiaries and consolidated partnerships (collectively, the "Company"), own or manage 113 hotels in 32 states and Canada. At December 31, 1999 and 1998, the Company owned, either wholly or partially, or managed 134 and 144 hotels, respectively.

  Principles of Consolidation

     The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and five partnerships in which Lodgian exercises control. Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing agreements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Inventories

     Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

  Minority Interests -- Other

     Minority interests represent the minority interests' proportionate share of equity of partnerships that are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

  Minority Interests -- Preferred Redeemable Securities

     Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock. For further discussion of CRESTS, see Note 6.

  Property and Equipment

     Property and equipment is stated at cost, less reserves for impairment, where applicable. Capital improvements are capitalized when they extend the useful lives of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property under capital leases is amortized using the straight line method over the shorter of the estimated useful lives of the assets or the lease term.

     The Company capitalizes interest costs incurred during the renovation and construction of capital assets. During the years ended December 31, 2000, 1999 and 1998, the Company capitalized $747,000, $8,428,000 and $3,499,000 of interest, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES

     Management periodically evaluates the Company's property and equipment to determine if there has been any impairment in the carrying value of the assets in accordance with Financial Accounting Standards Board Statement ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses for assets held for sale are recognized when the assets' carrying values are greater than the fair value less estimated selling costs. See Note 4 and Note 14 for further discussion of the Company's charges for asset impairment.

  Goodwill

     Goodwill was being amortized over twenty years. Impairment of enterprise level goodwill arising from the Merger is accounted for under the market value method.

  Deferred Costs

     Deferred franchise, financing, and other deferred costs of $28,982,000 and $31,211,000 at December 31, 2000 and 1999, respectively, are included in other assets, net of accumulated amortization of $11,738,000 and $6,300,000 at December 31, 2000 and 1999, respectively. Deferred franchise and other costs are amortized using the straight-line method over the terms of the related franchise or other agreements, while deferred financing costs are amortized using the interest method.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of amounts reserved for capital improvements, debt service, taxes and insurance.

  Fair Values of Financial Instruments

     The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of long-term debt approximates market value as of December 31, 2000 and 1999. Based on quoted market prices, the fair market value of the Company's Senior Subordinated notes was $184 million and $198 million at December 31, 2000 and 1999, respectively. The fair market value of the Company's CRESTS was $53.4 million and $87.5 million at December 31, 2000 and 1999, respectively, based on quoted market prices.

  Concentration of Credit Risk

     Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2000 and 1999, these allowances were $1,400,000 and $1,126,000, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES

  Earnings Per Common and Common Equivalent Share

     The Company adopted SFAS 128 "Earnings Per Share" effective for the year ended December 31, 1998. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock contributed or to be contributed by the Company to its employees 401(k) Plan (the "401(k)"). Dilutive earnings per common share include the Company's outstanding stock options and shares convertible under the Company's CRESTS, if dilutive. See Note 11 for computation of basic and diluted earnings per share.

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

     The Interpretation requires that once an option granted to an employee is repriced, that option would be accounted for as if it were a variable plan, giving rise to compensation expense for the subsequent changes in stock price, from the date the option is repriced to the date it is exercised. Under the interpretation, no compensation expense is recorded on the date of the repricing. However, compensation expense is recorded quarterly through the date of exercise to the extent that the fair market value of the common stock is in excess of the exercise price of the options adjusted for the repricing. The interpretation requires, in measuring compensation expense, the use of the higher of the repriced exercise price of the options or the fair market value of the stock on the date the interpretation is effective. On December 18, 1998, the Company repriced options totaling 997,800, net of forfeitures, that were subject to these requirements. There was no impact on the Company's operating results for the years ended December 31, 2000 and 1999.

  Revenue Recognition

     Revenues are recognized when the services are rendered. Revenues are composed of rooms, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service and use of meeting facilities.

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $3,492,000, $3,997,000 and $2,162,000 in advertising cost during 2000, 1999 and
1998, respectively.

  Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS 52. "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the

                         LODGIAN, INC. AND SUBSIDIARIES
average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effects on the statements of operations of transaction gains and losses is insignificant for all years presented.

  Business Segments

     The Company's only business segment is the ownership and management of hotels.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for the Company in its first fiscal quarter 2001. The Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB 101 was required to be adopted for the quarter ending December 31, 2000. The Company assessed the types of transactions that could be impacted by this pronouncement and determined that the effect on the financial statements of the Company was not material.

     In November 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100 ("SAB 100") "Restructuring and Impairment Charges". This statement summarizes certain staff views in applying generally accepted accounting principles to, among other things, asset impairment and goodwill. See Notes 4 and 14 for a discussion of the Company's charges in 2000 and 1999 for the impairment of long-lived assets and enterprise level goodwill.

  Reclassifications

     Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

2. STRATEGIC PLANS

     During approximately the past fifteen months, the Company's Board of Directors has adopted strategic plans that are intended to enhance value for its shareholders. At the end of 1999, the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review the Company was pursuing a sale of the Company. With regard to this strategic alternative, the Company received offers from Whitehall Street Real Estate Limited Partnership XIII and Whitehall Parallel Real Estate Limited Partnership XIII ("Whitehall") and Edgecliff

                         LODGIAN, INC. AND SUBSIDIARIES

Holdings, LLC ("Edgecliff") to acquire the Company. On December 26, 2000, the Company entered into an Exclusivity Agreement with Edgecliff in which the Company granted Edgecliff an exclusive 60-day period during which the two parties attempted to negotiate a definitive merger agreement. During this period the Company gave Edgecliff and its representatives full access to the Company's books, records and personnel. The parties had made significant progress toward negotiating the terms of a definitive merger agreement, and the Company agreed to extend the exclusivity period. However, on February 28, 2001, Edgecliff informed the Company that it was unable to obtain the refinancing of the Company's high-yield bonds on acceptable terms from their holders and would not proceed with the acquisition. In addition, during the fourth quarter, the Company recorded a charge of $3.5 million relating to reimbursing Whitehall certain expenses it incurred in connection with evaluating and pursuing the transaction, as a definitive agreement for the sale was not consummated with Whitehall. This is recorded in the Company's statement of operations as acquisition termination fees. Currently, the Company is not in negotiations for the sale of the Company with any party. The Company is moving forward as an independent company and is exploring all avenues for maximization of shareholder value, including improving operations, capital structure and optimizing the value of the Company's assets. On February 9, 2001 the Company named a new president and chief executive officer.

     As discussed more fully in Notes 4 and 6, with regard to the strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt, the Company sold twenty one hotel properties and four other assets between January 1, 2000 and March 15, 2001. Gross sale price of these twenty five properties was $275.0 million while the reduction of debt was $206.9 million. For the remainder of 2001, the Company will continue to identify properties to be sold to meet the objectives of these strategic plans.

3. MERGER, ACQUISITIONS AND RELATED ITEMS

     On December 11, 1998, Servico merged with Impac (the "Merger") in a transaction accounted for under the purchase method of accounting, pursuant to APB 16, "Business Combinations," whereby Servico was considered the acquiring company. The operations of Impac are included in the consolidated statements of operations from the date of acquisition. Under the terms of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), Servico's existing shareholders received one share of Lodgian common stock for each share of Servico stock held by them (approximately 18,440,000 million shares). The purchase price of Impac approximated $104,367,000, consisting of $15 million in cash, the issuance of 9.4 million shares of common stock of Lodgian at $8.80. The purchase price was allocated to the fair value of net assets acquired as follows:

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
                                                                =========

     In connection with the purchase of Impac, the Company allocated approximately $20.7 million to goodwill. See Note 14 for further discussion of goodwill charges.

                         LODGIAN, INC. AND SUBSIDIARIES

     In connection with the Merger, Servico incurred approximately $3,400,000 of expenses primarily associated with the closing and relocation of Servico's corporate headquarters and termination and relocation of certain Servico employees. Severance expenses in 1999 were $500,000. These costs have been expensed as incurred and are included in severance and restructuring expenses in the consolidated statements of operations for 1999 and 1998. See Note 14 for further discussion of Merger and other related expenses.

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

     The pro forma unaudited results of operations for the year ended December 31, 1998, assuming the Merger had been consummated on January 1, 1998, follows:

                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                               SHARE DATA)
Revenues....................................................     $545,794
Net (loss) before extraordinary item........................      (21,146)
Net (loss)..................................................      (19,070)
Net (loss) per common share:
  Basic and diluted.........................................        (0.75)

     During November 1998, the President and Chief Executive Officer of Servico announced his resignation effective the date of the merger with Impac. In connection with his resignation, the Chief Executive was provided a severance package approximating $1.3 million. This amount was expensed during the fourth quarter of 1998 and is included in severance and restructuring expenses in the 1998 consolidated statement of operations. Approximately $164,000 of this amount relates to compensation expense associated with the extension terms of his stock options, pursuant to APB 25.

4. PROPERTY AND EQUIPMENT

     At December 31, 2000 and 1999, property and equipment consisted of the following:

                                                        USEFUL
                                                         LIVES
                                                        (YEARS)      2000         1999
                                                        -------   ----------   ----------
                                                                      (IN THOUSANDS)
Land..................................................      --    $  127,749   $  161,313
Buildings and improvements............................   10-40       920,351    1,012,826
Furnishings and equipment.............................    3-10       212,936      215,150
                                                                  ----------   ----------
                                                                   1,261,036    1,389,289
Less accumulated depreciation and amortization........              (206,599)    (156,370)
Construction in progress..............................                 4,611       81,222
                                                                  ----------   ----------
                                                                  $1,059,048   $1,314,141
                                                                  ==========   ==========

     Included in property and equipment is $39.8 million (10 properties) and $156.0 million (26 properties) related to properties identified as held for sale at December 31, 2000 and 1999, respectively.

     As discussed in Notes 2 and 6, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the

                         LODGIAN, INC. AND SUBSIDIARIES

Company identified in 1999 and 2000 and may continue to identify throughout 2001, properties that will be classified as held for sale to meet these objectives.

     Impairment charges were $60.7 million and 38.0 million in 2000 and 1999, respectively. During the third quarter 2000 the Company recaptured $10.7 million of impairment charges recorded in 1999 and 2000, as seven hotels previously identified as held for sale as of December 31, 1999 were no longer being actively marketed for sale. Included in the 2000 impairment charges of $60.7 million is $55.8 million related to one transaction involving the sale of a group of ten hotels on August 31, 2000 and $3.5 million related to one property held for use. The remaining charges relate to write-downs on individual properties held for sale.

     The following unaudited pro forma results of operations for 2000 and 1999 are presented as if the Company had completed the sale of the ten hotels, discussed above, as of January 1, 1999. In management's opinion, all adjustments necessary to reflect the effect of this transaction have been made. These unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 2000 and 1999, nor do they purport to represent the results of operations for future periods.

     No pro forma balance sheet is presented as the effects of the transaction are reflected in the accompanying consolidated balance sheet as of December 31, 2000.

                                                                   2000           1999
                                                                -----------    -----------
                                                                (UNAUDITED; IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Total revenues..............................................     $543,310       $550,591
Net loss before extraordinary item..........................      (51,465)       (51,267)
Net loss after extraordinary item...........................      (51,465)       (59,017)
Net loss per common share, before extraordinary item, basic
  and diluted...............................................        (1.83)         (1.89)
Net loss per common share, basic and diluted................        (1.83)         (2.17)

     Summary results of operations included in the Statement of Operations with respect to the properties identified as held for sale at December 31, 2000 and 1999 are as follows (in thousands):

                                                   YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      2000            1999
                                                  ------------    ------------
Revenues........................................    $24,198         $ 25,426
                                                    =======         ========
Loss before income taxes........................    $(3,787)(1)     $(10,983)(1)
                                                    =======         ========

---------------

     (1) Includes impairment charges of $8.8 million and $14.3 million in 2000 and 1999, respectively.

     The Company may incur additional impairment charges in 2001 as it continues to identify properties to be considered held for sale to meet the objectives described above.

                         LODGIAN, INC. AND SUBSIDIARIES

5. OTHER ACCRUED LIABILITIES

     At December 31, 2000 and 1999, other accrued liabilities consisted of the following:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Salaries and related costs..................................  $15,874   $14,825
Property and sales taxes....................................   13,649    13,839
Professional fees...........................................    1,289     4,011
Other.......................................................    6,391    10,108
                                                              -------   -------
                                                              $37,203   $42,783
                                                              =======   =======

6. LONG-TERM OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

     Long-term obligations consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage notes payable with interest at LIBOR (6.64% at
  December 31, 2000) plus 4.5%. See Senior Secured Loan
  credit facility description below. The notes are payable
  through 2005..............................................  $195,219   $238,800
Credit facilities with interest at LIBOR plus 2.75% maturing
  2003. See description of August 31, 2000 amendment
  below.....................................................   108,652    212,790
Mortgage notes with an interest rate of 9% maturing 2002....    54,565     62,000
Mortgage notes with fixed rates ranging from 7.9% to 10.7%
  payable through 2010......................................   139,346    142,902
Senior Subordinated notes payable with interest at 12.25%
  due in 2009...............................................   200,000    200,000
Revolving credit facility with interest at LIBOR plus 4.5%,
  maturing 2004.............................................    25,000         --
Other.......................................................    31,099     35,587
                                                              --------   --------
                                                               753,881    892,079
Less current portion of long-term obligations...............   (79,843)   (35,404)
                                                              --------   --------
                                                              $674,038   $856,675
                                                              ========   ========

     Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

     With regard to the mortgage notes with an interest rate of 9%, on August 31, 2000 the Company sold one hotel, located in the western United States, securing this facility and used the proceeds to reduce principal, pay origination and extension fees of approximately $1.9 million, and exercised its option to extend the maturity date to November 2002 from November 2000.

     On July 23, 1999 the Company sold $200 million of 12.25% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior Secured loan credit facility. The facility consisted of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving facility. The tranche A and C loans were to be used for hotel development projects. At December 31, 1999, $238.8 million was outstanding on the tranche B term loan and no amounts were outstanding from the tranche A and C portion of the loan credit facility. The tranche B loan, along with the proceeds from the Notes, were used to repay a substantial portion of the financing entered into to consummate the Merger and, in September 1999, a $132.5 million loan, part of the credit facilities.

                         LODGIAN, INC. AND SUBSIDIARIES

     The Company was unable to deliver its 1999 annual audited and March 31, and June 30, 2000 quarterly unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements was extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provides for a 0.5% increase in the interest rate, termination of the tranche A facility which reduces the maximum credit facility by $25 million and provides for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modifies various covenants and coverage ratios, which the Company is in compliance with as of December 31, 2000. The amendment provided for immediate access to the $25 million unused portion of the revolving credit facility and provided increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. As of December 31, 2000 the Company paid fully the $25 million required amortization payment due December 31, 2000 and as of March 15, 2001 has paid $28.6 million of the $35 million required amortization payment due June 30, 2001.

     On August 31, 2000, in conjunction with the sale of nine hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities. Under this amendment two former credit facilities were amended into one new facility and the Company paid down approximately $106.2 million of the debt with proceeds from the sale, extended the maturity date to September 2003 after considering a one year option to extend and converted the remaining balance owed, approximately $108.7 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt.

     In June 1998, the Company issued $175 million of CRESTS. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay existing debt prior to maturity. Payment restrictions contained in the Company's Notes allowed the Company to defer the dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement the Company has the right to defer the dividend payment for up to twenty quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

     The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements. Management has the intention and believes they have the ability to cure all such instances of noncompliance within the applicable cure periods and that these events of noncompliance will not result in events of default under the respective loan agreements during 2001. Management has not been notified of nor does it believe it is in noncompliance with any of its loan agreements as a result of noncompliance with its franchise agreements as of December 31, 2000.

     As discussed in Notes 2 and 6, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans the Company has sold nineteen hotel properties and four other assets during 2000. Gross sales price of these twenty-three properties was $208.8 million while the reduction of debt was $151.1 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was subsequently sold prior to completion.

     During February 2001, the Company sold two hotels for a gross sales price of $66.2 million and used the net proceeds of $55.8 million to repay debt. The Company's total outstanding debt as of March 15, 2001 (excluding CRESTS) is approximately $713.1 million. Of this amount $60.5 million is due in 2001. As of

                         LODGIAN, INC. AND SUBSIDIARIES

March 15, 2001, the Company's held for sale properties have an estimated fair value of approximately $44.2 million, which are encumbered by indebtedness of approximately $7.9 million due subsequent to 2001.

     The Company will continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

     In 2001, the Company will need to sell assets to meet its remaining $60.5 million amortization payment requirements in 2001 and its capital improvement program. Therefore, the Company may continue to identify properties to be classified as held for sale. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, there can be no assurances that the sales will occur or generate sufficient net proceeds to meet these obligations.

     Maturities of long-term obligations for each of the five years after December 31, 2000 and thereafter, are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
  2001......................................................     $ 79,843
  2002......................................................       68,897
  2003......................................................      154,438
  2004......................................................       70,783
  2005......................................................      107,893
  Thereafter................................................      272,027
                                                                 --------
                                                                 $753,881
                                                                 ========

7. DERIVATIVE TRANSACTIONS

     On August 31, 2000, the Company paid $4.3 million to "break" the interest rate lock agreement on $54 million of debt related to its credit facilities. As of December 31, 2000 the Company is not party to any interest rate derivative agreements.

     During August 1998, the Company entered into a treasury rate lock transaction with notional amounts of $75 million and $200 million (collectively, the "Swaps") with a lender for the purpose of hedging their interest rate exposure on two anticipated financing transactions. During September 1998, the Company determined that it was not probable that it would consummate the anticipated transactions and recognized a loss in the consolidated statement of operations of $31.5 million related to the settlement of the Swaps.

8. STOCKHOLDERS' EQUITY

     During 1998, in accordance with previously announced share buyback programs, the Company repurchased in open market transactions and retired 2,660,900 shares of its common stock. The Company is currently prohibited under various credit agreements from paying any dividends on its common stock.

                         LODGIAN, INC. AND SUBSIDIARIES

9. INCOME TAXES

     Provision (benefit) for income taxes for the Company is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                              2000                             1999                            1998
                                 ------------------------------   ------------------------------   ----------------------------
                                 CURRENT    DEFERRED    TOTAL     CURRENT    DEFERRED    TOTAL     CURRENT   DEFERRED    TOTAL
                                 --------   --------   --------   --------   --------   --------   -------   --------   -------
                                                                          (IN THOUSANDS)
Federal........................  $     --   $(28,187)  $(28,187)  $     --   $(16,329)  $(16,329)  $(1,140)  $   (481)  $(1,621)
State and local................     1,340     (1,876)      (536)        --     (3,765)    (3,765)     (423)       (53)     (476)
                                 --------   --------   --------   --------   --------   --------   -------   --------   -------
                                 $  1,340   $(30,063)  $(28,723)  $     --   $(20,094)  $(20,094)  $(1,563)  $   (534)  $(2,097)
                                 ========   ========   ========   ========   ========   ========   =======   ========   =======

     The components of the cumulative effect of temporary differences in the deferred income tax (liability) and asset balances at December 31, 2000 and 1999 are as follows:

                                                    2000                               1999
                                      --------------------------------   --------------------------------
                                                 CURRENT   NON-CURRENT              CURRENT   NON-CURRENT
                                       TOTAL      ASSET     LIABILITY     TOTAL      ASSET     LIABILITY
                                      --------   -------   -----------   --------   -------   -----------
                                                                (IN THOUSANDS)
Property and equipment..............  $(65,659)  $   --     $(65,659)    $(73,162)  $   --     $(73,162)
Net operating loss carryforward.....    75,318       --       75,318       39,227       --       39,227
Legal and workers' compensation
  reserves..........................     3,096    1,984        1,112        1,255    1,255           --
AMT and FICA credit carryforwards...     1,966       --        1,966        1,615       --        1,615
Other operating accruals............     1,619    1,619           --        1,764    1,764           --
Miscellaneous other.................      (268)      --         (268)        (762)      --         (762)
                                      --------   ------     --------     --------   ------     --------
          Total.....................    16,072    3,603       12,469      (30,063)   3,019      (33,082)
          Less valuation
            allowance...............   (16,072)      --      (16,072)          --       --           --
                                      --------   ------     --------     --------   ------     --------
                                      $     --   $3,603     $ (3,603)    $(30,063)  $3,019     $(33,082)
                                      ========   ======     ========     ========   ======     ========

     The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            2000       1999      1998
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Federal income tax (benefit) at statutory federal
  rate..................................................  $(39,670)  $(24,833)  $(1,782)
State income tax (benefits), net........................    (5,601)    (2,485)     (315)
Non-deductible items....................................       476      7,224        --
Change in valuation allowance...........................    16,072         --        --
                                                          --------   --------   -------
                                                          $(28,723)  $(20,094)  $(2,097)
                                                          ========   ========   =======

     In 1999, non-deductible items consist primarily of the write-off of goodwill.

     A $16.1 million valuation allowance was established in 2000 to reduce the deferred tax assets to the amount estimated by the Company that will more likely than not be realized. At December 31, 2000, the Company has available net operating loss carry forwards of approximately $194,000,000 for federal income tax purposes, which expire in years 2004 through 2020.

10. RELATED PARTY TRANSACTIONS

     The Company's former Chief Executive Officer and President and currently member of the Board of Directors was a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each

                         LODGIAN, INC. AND SUBSIDIARIES
property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries will have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquires or develops any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount, the Company's former Chief Executive Officer and President received $225,000. No payments were made in 2000 to IHD or the Company's former Chief Executive Officer and President under this agreement. Any future contingent development fee obligations ceased in March 2001 based on an agreement with the Company's former Chief Executive Officer and President.

     IHD had contracted with Elegant Interiors, LLC ("Elegant"), an entity wholly owned by Sheila Lang (the spouse of John M. Lang, a member of the Board of Directors) to provide interior design consulting services. In the event IHD, or its assignee, receives payment of the above-reference development fees, IHD, or its assignee, will pay Elegant accrued consulting fees (not to exceed $250,000) with respect to any of the hotels or properties identified in the merger agreement as being in Impac's acquisition and development pipeline. On January 3, 2000, Impac Design Company, LLC, the assignee of IHD satisfied its obligations under this agreement.

     The Company's former Chief Executive Officer and President and currently member of the Board of Directors has been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company manages this hotel in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3% of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. The Company earned fees of $71,400, $69,300 and $60,000 during 2000, 1999, and 1998, respectively.
The management agreement was terminated in March 2001.

     On December 15, 2000 the Company sold a partially constructed hotel located in Richmond, Virginia to an entity controlled by a shareholder who is a 10.9% beneficial owner of the Company's common stock. The Company received net proceeds of approximately $12.3 million from the sale and recorded a loss on the sale of approximately $.5 million. In addition, the Company entered into a separate management contract with the purchaser to provide construction management oversight until completion of the project.

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    2000           1999          1998
                                                ------------   ------------   -----------
Numerator:
  Loss before extraordinary item..............  $(87,955,000)  $(52,943,000)  $(3,145,000)
  Extraordinary item..........................            --     (7,750,000)   (2,076,000)
                                                ------------   ------------   -----------
          Net loss............................  $(87,955,000)  $(60,693,000)  $(5,221,000)
                                                ============   ============   ===========
Denominator:
  Denominator for basic and diluted loss per
     share -- weighted-average shares.........    28,186,000     27,222,000    20,245,000
                                                ============   ============   ===========
Basic and diluted loss per share:
  Loss before extraordinary item..............  $      (3.12)  $      (1.95)  $      (.16)
  Extraordinary item..........................            --           (.28)         (.10)
                                                ------------   ------------   -----------
          Net loss............................  $      (3.12)  $      (2.23)  $      (.26)
                                                ============   ============   ===========

                         LODGIAN, INC. AND SUBSIDIARIES

     The computation of diluted EPS as calculated above did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

12. COMMITMENTS AND CONTINGENCIES

     Sixteen of the Company's hotels are subject to long-term ground leases, parking and other leases expiring from 2002 through 2075 which provide for minimum payments as well as incentive rent payments. In addition, most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. For the years ended December 31, 2000, 1999 and 1998, lease expense for the noncancellable ground, parking and other leases was approximately $3,646,000, $3,400,000 and $2,400,000, respectively.

     At December 31, 2000, the future minimum commitments for noncancellable ground, parking and other leases were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2001........................................................     $ 3,683
2002........................................................       3,337
2003........................................................       2,913
2004........................................................       2,337
2005........................................................       2,333
Thereafter..................................................      69,703
                                                                 -------
                                                                 $84,306
                                                                 =======

     The Company has entered into license agreement with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have five to ten years remaining on the term. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements totaled approximately $34,904,000, $31,833,000 and $19,268,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.

     Twenty-nine hotels, which the Company owns, are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. The Company estimates its remaining obligations under these commitments to be approximately $40 million and the Company has approximately $14 million escrowed for such improvements. Of the approximately $40 million, $31 million is expected to be spent in 2001 and the balance in 2002. The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $5,473,000, $5,026,000, and $3,557,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract, quantum meruit, and fraud, among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims

                         LODGIAN, INC. AND SUBSIDIARIES
aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming over $3 million in actual damages and an undisclosed amount of punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. On March 1, 2001, a New York Court dismissed all of the contractor's claims based upon fraud, effectively reducing plaintiff's outstanding claims by $40 million. The Company believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

     On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 contract. WH claims entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. Although the Demand for Arbitration does not make a specific damages demand, it is believed that WH is claiming approximately $1,100,000 from the Company. Management believes it has meritorious defenses to this matter and is defending it vigorously.

     The Company and individual Company officers and directors are parties to various class action lawsuits filed by Company shareholders. The complaints claim, among other things, that the defendants breached certain fiduciary duties in connection with various offers to acquire the Company and in effecting certain changes to the size and composition of the Company's Board of Directors. Although the ultimate outcome of these class action lawsuits cannot be predicted with certainty, it is the opinion of management that the resolution of these class action lawsuits will not have a material adverse effect on its financial position or results of operations.

     The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

13. EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN

     The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 2000, 1999 and 1998, was approximately $503,000, $580,000 and $500,000, respectively.

     The Company adopted the 401(k) for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k) , subject to certain conditions, with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 2000, 1999 and 1998, was $505,000, $549,000
and $430,000, respectively. The 401(k) does not require a contribution by the Company.

     The Company has also adopted the Lodgian, Inc. Stock Option Plan, as amended, (the "Option Plan"). In accordance with the Option Plan, options to acquire up to 3,250,000 shares of common stock may be granted to employees, directors, independent contractors and agents as determined by a committee appointed

                         LODGIAN, INC. AND SUBSIDIARIES
by the Board of Directors. Options may be granted at an exercise price not less than fair market value on the date of grant. These options will generally vest over five years.

     On February 9, 2001 the Company named a new president and chief executive officer. As part of the employment agreement the Company granted the executive options to acquire 2,000,000 shares of common stock, which will vest equally over four years. The exercise price of the options is derived from a formula that will yield an exercise price that is less than the fair market value of the stock on the date of grant. The options granted to the executive were granted outside of the Option Plan.

     In addition, in October 2000 and June 1999 each non-employee director was awarded an option to acquire 5,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted under the Company's Non-Employee Directors' Stock Plan.

     On December 18, 1998, the Company re-priced its options. See discussion of impact of accounting pronouncement related to stock option repricings in Note 1.

     Presented below is a summary of the stock option plan activity for the years shown:

                                                                         WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Balance, December 31, 1997.................................  1,777,700        $5.64
  Granted..................................................    755,000         6.13
  Exercised................................................   (134,900)        4.44
  Forfeited................................................    (27,900)        6.13
                                                             ---------
Balance, December 31, 1998.................................  2,369,900         5.80
  Granted..................................................    690,000         5.42
  Exercised................................................    (30,000)        4.00
  Forfeited................................................   (425,900)        5.72
                                                             ---------
Balance, December 31, 1999.................................  2,604,000         4.14
  Granted..................................................     60,000         3.39
  Exercised................................................         --           --
  Forfeited................................................   (528,900)        5.98
                                                             ---------
Balance, December 31, 2000.................................  2,135,100        $5.56
                                                             =========

     Options exercisable and the weighted average exercise price of these options at December 31, 1998, 1999 and 2000 were 851,560 and $5.21, 1,118,420 and $5.58 and 1,664,100 and $5.45, respectively.

     The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------------   ----------------------------
                                      WEIGHTED AVERAGE   WEIGHTED AVERAGE               WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   NUMBER      REMAINING LIFE     EXERCISE PRICE     NUMBER      EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$2.63 to 3.50.........       25,000        10 yrs             $2.63                --        $  --
 3.51 to 4.50.........      322,500         3 yrs              3.99           312,500         3.98
 4.51 to 5.50.........      445,000         8 yrs              4.99           433,000         4.99
 5.51 to 6.50.........    1,262,600         7 yrs              6.14           884,600         6.14
 6.51 to 7.13.........       80,000         8 yrs              6.98            34,000         6.93
                          ---------                                         ---------
$2.50 to 7.13.........    2,135,100         7 yrs             $5.56         1,664,100        $5.45
                          =========                                         =========

                         LODGIAN, INC. AND SUBSIDIARIES

     The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital. Also at December 31, 2000, there were 125,000 Stock Appreciation Rights exercisable at $6.13 per right.

     Had compensation cost of the Company's Stock Option Plan been recognized under SFAS 123, based on the fair market value at grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:

                                                            2000       1999      1998
                                                          --------   --------   -------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Loss before extraordinary item:
  As reported...........................................  $(87,955)  $(52,943)  $(3,145)
  Pro forma.............................................   (91,048)   (56,546)   (5,005)
Net loss:
  As reported...........................................   (87,955)   (60,693)   (5,221)
  Pro forma.............................................   (91,048)   (64,296)   (7,081)
Loss per common share:
Loss before extraordinary item:
  As reported...........................................  $  (3.12)  $  (1.95)  $  (.16)
  Pro forma.............................................     (3.23)     (2.08)     (.25)
Net loss:
  As reported...........................................     (3.12)     (2.23)     (.26)
  Pro forma.............................................     (3.23)     (2.36)     (.35)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000, 1999 and 1998:

                                                              2000    1999    1998
                                                              -----   -----   -----
Expected life of option                                       5 yrs   5 yrs   5 yrs
Risk free interest rate.....................................    6.7%    6.3%    6.3%
Expected volatility.........................................   47.4%   45.3%   42.0%
Expected dividend yield.....................................     --      --      --

     The fair value of options granted during 2000, 1999 and 1998 is as follows:

                                                             2000      1999       1998
                                                            ------   --------   --------
Weighted average fair value of options granted............  $ 1.70   $   2.61   $   2.82
Total number of options granted (in thousands)............    60.0      690.0      755.0
Total fair value of all options granted (in thousands)....  $102.1   $1,802.1   $2,129.1

14. 1999 SIGNIFICANT FOURTH QUARTER EVENTS

     During the fourth quarter of 1999, the Company initiated an internal review of its accounting records. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the Merger. In addition, the Company determined that a significant number of reconciliations involving cash, accounts receivable, fixed assets, accounts payable, payroll and other accounts had not been completed during 1999. As a result of these systems and reconciliation issues, the Company experienced a significant delay in accurately preparing its 1999 annual financial statements. Certain charges were recorded in the fourth quarter of 1999 after the account reconciliation process was completed in 2000.

                         LODGIAN, INC. AND SUBSIDIARIES

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

     The charges and adjustments described in the preceding paragraphs had a material effect on the Company's financial statements for the year ended December 31, 1999. The following is a summary of these charges and adjustments:

                                                              (IN THOUSANDS)
                                                              --------------
Impairment of long-lived assets.............................     $37,977
Write-off of goodwill.......................................      20,748
Other expenses (included in general, administrative and
  other operating expenses in the statement of
  operations)...............................................      12,470
Severance...................................................         500

     Asset Impairment. In connection with the adoption of a strategy to reduce its non-core hotel portfolio, the Company identified 26 hotels which were designated held for sale. In accordance with the requirements of SFAS 121 the Company had recorded a non-cash charge of $38.0 million to reduce the carrying value of these assets to estimated fair value, net of estimated selling costs. For this purpose fair value has been determined to be the amount a willing buyer would pay a willing seller for the individual assets in a current transaction that is other than a forced or liquidation sale.

     Goodwill. The Company initially recorded approximately $11.0 million of goodwill in connection with the Merger based on its preliminary allocation of the purchase price of Impac. During 1999, the Company revised and finalized its preliminary allocation, resulting in (among other adjustments) a net increase of $9.7 million to the preliminary estimate of goodwill arising from the Merger. In addition, since the Company did not have goodwill prior to the Merger, it had not previously adopted an accounting policy for measuring impairment of goodwill prior to the Merger. The Company selected the market value approach to measuring goodwill. Based on asset impairment indicators and market capitalization for the Company's common stock, the Company selected the market value method of accounting for goodwill and recorded a non-cash charge of $20.7 million to write-off the adjusted balance of goodwill.

     Included in general, administrative and other operating expenses in the statement of operations are $12.5 million of unusual expenses as described following:

     Accounting, Systems and Merger Integration. During the fourth quarter the Company incurred substantial incremental fees and expenses primarily related to the final phase of integration of accounting systems from legacy systems used by Servico and Impac to the financial systems used by Lodgian. The total amount either incurred or accrued at December 31, 1999, including severance and a significant provision for increased professional fees, approximated $6.4 million. This amount also includes expenses associated with ensuring compliance in the "Y2K" matter.

     Litigation Costs. At December 31, 1999, the Company accrued litigation costs to be incurred related to several of the legal matters described in Note
12. Additionally, the Company incurred other litigation settlement charges during 1999. The aggregate litigation costs either incurred or accrued for these matters aggregated approximately $2.7 million for 1999.

     Audit Matters. During the fourth quarter an unclaimed property audit was initiated by the State of Florida. Additionally, several audits of the Company's compliance with ERISA requirements were in various

                         LODGIAN, INC. AND SUBSIDIARIES
stages of completion. The provision recorded in the fourth quarter for these and other audit matters was approximately $1.3 million.

     Other. Other expenses, including significant payments to terminate the franchise agreements on two hotels, were approximately $2.1 million.

     The Company, after consultation with its prior independent auditors, concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its prior independent auditors to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the fourth quarter of 1999 may relate to individual prior 1999 quarters; however the Company does not have sufficient information to identify all specific charges attributable to prior 1999 quarters. See Note 17 related to selected quarterly financial data.

15. SHAREHOLDERS RIGHTS PLAN

     On March 30, 1999, the board of directors adopted a Shareholder Rights Plan and declared one Right on each outstanding share of the Company's common stock. The dividend was paid on April 19, 1999 to stockholders of record on April 14, 1999. Initially the Rights will trade with the common stock of the Company and will not be exercisable. The Right will separate from the common stock and become exercisable upon the occurrence of events typical of shareholder rights plans. In general, such separation will occur when any person or group of affiliated persons acquire 15% or more of the Company's common stock. Thereafter, separate Right Certificates will be distributed and each Right will entitle its holder to purchase one-hundredth of a share of the Company's Participating Preferred Stock for an exercise price of $25. Each one-hundredth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's common stock.

16. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Company's sale of Notes, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have guaranteed the Company's obligations to pay principal and interest with respect to the Notes. Each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in this note as the "Non-Guarantor Subsidiaries."

     As discussed in Note 14, during the fourth quarter of 1999, the Company recorded charges to the respective Parent, Subsidiary Guarantors and Non-Guarantor Subsidiaries financial statements. However, net charges of $580,000 were recorded at Lodgian's Management Company, which is part of the Non-Guarantor Subsidiaries financial statements because the Company does not have sufficient information to allocate these net charges to specific subsidiaries. The Company considers these net amounts to be immaterial to the financial statements herein.

     The following supplemental consolidating financial statements present balance sheets as of December 31, 2000 and 1999 and statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998. In the consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                   SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                        PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents..........  $       6   $  20,653      $     343       $     --      $   21,002
  Cash, restricted...................         --          --          2,237             --           2,237
  Accounts receivable, net of
     allowances......................         --       8,031         12,593             --          20,624
  Inventories........................         --       3,609          4,196             --           7,805
  Prepaid expenses and other current
     assets..........................      3,603         110          5,548             --           9,261
                                       ---------   ---------      ---------       --------      ----------
          Total current assets.......      3,609      32,403         24,917             --          60,929
Property and equipment, net..........                553,941        505,107             --       1,059,048
Deposits for capital expenditures....         --         917         13,088             --          14,005
Investment in consolidated
  entities...........................   (295,521)         --             --        295,521              --
Due from (to) affiliates.............    437,585    (233,776)      (203,809)            --              --
Other assets, net....................         --      16,501         13,464             --          29,965
                                       ---------   ---------      ---------       --------      ----------
                                       $ 145,673   $ 369,986      $ 352,767       $295,521      $1,163,947
                                       =========   =========      =========       ========      ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................  $      --   $   9,107      $  15,981       $     --      $   25,088
  Accrued interest...................         --      15,200          1,595             --          16,795
  Other accrued liabilities..........         --       9,095         28,108             --          37,203
  Advance deposits...................         --         855            999             --           1,854
  Current portion of long-term
     obligations.....................         --      67,190         12,653             --          79,843
                                       ---------   ---------      ---------       --------      ----------
          Total current
            liabilities..............         --     101,447         59,336             --         160,783
Long-term obligations, less current
  portion............................      4,010     353,213        316,815             --         674,038
Deferred income taxes................      3,603          --             --             --           3,603
Minority interests:
  Preferred redeemable securities
     (including related accrued
     interest).......................         --          --        184,349             --         184,349
  Other..............................         --          --          4,294             --           4,294
                                       ---------   ---------      ---------       --------      ----------
          Total liabilities..........      7,613     454,660        564,794             --       1,027,067
Commitments and contingencies........         --          --             --             --              --
Stockholders' equity:
  Common stock.......................        282          33            441           (474)            282
  Additional paid-in capital.........    263,320      22,619        (41,337)        18,718         263,320
  Accumulated deficit................   (125,542)   (106,146)      (171,131)       277,277        (125,542)
  Accumulated other comprehensive
     loss............................         --      (1,180)            --             --          (1,180)
                                       ---------   ---------      ---------       --------      ----------
          Total stockholders' equity
            (deficit)................    138,060     (84,674)      (212,027)       295,521         136,880
                                       ---------   ---------      ---------       --------      ----------
                                       $ 145,673   $ 369,986      $ 352,767       $295,521      $1,163,947
                                       =========   =========      =========       ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                         PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ----------   -------------   ------------   ------------
                                                                   (IN THOUSANDS)
Revenues:
  Rooms...............................  $      --    $189,963      $232,512        $     --      $ 422,475
  Food and beverage...................         --      56,898        74,435              --        131,333
  Other...............................         --      10,904        16,185              --         27,089
                                        ---------    --------      --------        --------      ---------
                                               --     257,765       323,132              --        580,897
Operating expenses:
  Direct:
     Rooms............................         --      54,366        64,793              --        119,159
     Food and beverage................         --      41,175        53,775              --         94,950
     Other............................         --       7,634         9,195              --         16,829
  General, administrative and other...         --      93,223       129,925              --        223,148
  Depreciation and amortization.......         --      26,530        38,264              --         64,794
  Impairment of long-lived assets.....         --       3,576        57,112              --         60,688
  Write-off of goodwill...............         --          --            --              --             --
  Severance and restructuring
     expenses.........................         --          --         1,502              --          1,502
                                        ---------    --------      --------        --------      ---------
          Total operating expenses....         --     226,504       354,566              --        581,070
                                        ---------    --------      --------        --------      ---------
                                               --      31,261       (31,434)             --           (173)
Other income (expenses):
  Interest income and other...........         --          --         1,374              --          1,374
  Interest expense....................         --     (56,308)      (40,998)             --        (97,306)
  Interest hedge break fee............                     --        (4,294)             --         (4,294)
  Acquisition termination fees........         --          --        (3,500)             --         (3,500)
  Gain (loss) on asset dispositions...         --         459          (161)             --            298
  Equity in loss of consolidated
     subsidiaries.....................   (116,678)         --            --         116,678             --
Minority interests:
  Preferred redeemable securities.....         --          --       (12,412)             --        (12,412)
  Other...............................         --          --          (665)             --           (665)
                                        ---------    --------      --------        --------      ---------
Loss before income taxes..............   (116,678)    (24,588)      (92,090)        116,678       (116,678)
Benefit for income taxes..............    (28,723)     (8,360)      (20,363)         28,723        (28,723)
                                        ---------    --------      --------        --------      ---------
          Net loss....................  $ (87,955)   $(16,228)     $(71,727)       $ 87,955      $ (87,955)
                                        =========    ========      ========        ========      =========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                   PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                  ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                  ------------   ----------   -------------   ------------
                                                                       (IN THOUSANDS)
Operating activities:
  Net loss......................................    $     --      $(16,228)     $ (71,727)     $ (87,955)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..............          --        26,530         38,264         64,794
     Impairment of long-lived assets............          --         3,576         57,112         60,688
     Deferred income tax benefits...............     (30,063)           --             --        (30,063)
     Minority interests -- other................          --            --         10,014         10,014
     401(k) plan contributions..................         505            --             --            505
     Compensation in stock issued to
       directors................................          56            --             --             56
     Equity in income of unconsolidated
       entities.................................         (84)           --             --            (84)
     (Gain) loss on sale of assets..............          --          (459)           161           (298)
     Other......................................         457         1,369         (2,958)        (1,132)
     Changes in operating assets and
       liabilities, net of acquisitions:
       Accounts receivable......................          --           226          5,670          5,896
       Inventories..............................          --           507            878          1,385
       Other assets.............................        (496)          (46)         1,555          1,013
       Accounts payable.........................          --        (2,182)          (792)        (2,974)
       Accrued liabilities......................          --         6,070         (8,304)        (2,234)
                                                    --------      --------      ---------      ---------
          Net cash (used in) provided by
            operating activities................     (29,625)       19,363         29,873         19,611
Investing activities:
  Capital improvements, net.....................          --       (50,123)       (29,118)       (79,241)
  Proceeds from sale of assets and withdrawals
     (deposits) for capital expenditures........          --        76,314        130,291        206,605
                                                    --------      --------      ---------      ---------
          Net cash provided by investing
            activities..........................          --        26,191        101,173        127,364
Financing activities:
  Proceeds from issuance of long-term
     obligations................................          --        30,000          2,326         32,326
  Proceeds received from (paid to) related
     parties....................................      29,572       (14,653)       (14,919)            --
  Principal payments of long-term obligations...          --       (48,758)      (120,110)      (168,868)
  Payments of deferred loan costs...............          --        (1,400)        (1,900)        (3,300)
  Distributions to minority interests...........          --            --           (775)          (775)
                                                    --------      --------      ---------      ---------
          Net cash provided by (used in)
            financing activities................      29,572       (34,811)      (135,378)      (140,617)
                                                    --------      --------      ---------      ---------
Net (decrease) increase in cash and cash
  equivalents...................................         (53)       10,743         (4,332)         6,358
Cash and cash equivalents at beginning of
  period........................................          59         9,910          4,675         14,644
                                                    --------      --------      ---------      ---------
Cash and cash equivalents at end of period......    $      6      $ 20,653      $     343      $  21,002
                                                    ========      ========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                  SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                       PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   --------------   ------------   ------------
                                                                 (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents.........  $      59   $   9,910      $   4,675        $     --      $   14,644
  Cash, restricted..................         --          --          2,692              --           2,692
  Accounts receivable, net of
     allowances.....................         --       8,257         18,263              --          26,520
  Inventories.......................         --       4,116          5,074                           9,190
  Prepaid expenses and other current
     assets.........................      3,107          64          6,813              --           9,984
                                      ---------   ---------      ---------        --------      ----------
          Total current assets......      3,166      22,347         37,517              --          63,030
Property and equipment, net.........         --     610,854        703,287              --       1,314,141
Deposit for capital expenditures....                    551         11,806              --          12,357
Investment in consolidated
  entities..........................   (195,910)         --             --         195,910              --
Due from (to) affiliates............    454,833    (236,216)      (218,617)             --              --
Other assets, net...................        136      18,211         14,121              --          32,468
                                      ---------   ---------      ---------        --------      ----------
                                      $ 262,225   $ 415,747      $ 548,114        $195,910      $1,421,996
                                      =========   =========      =========        ========      ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................  $      --   $  13,471      $  20,861        $     --      $   34,332
  Accrued interest..................         --      10,673          2,717              --          13,390
  Other accrued liabilities.........         --       7,319         35,464              --          42,783
  Advance deposits..................         --       1,088          1,296              --           2,384
  Current portion long-term
     obligations....................         --      27,400          8,004              --          35,404
                                      ---------   ---------      ---------        --------      ----------
          Total current
            liabilities.............         --      59,951         68,342              --         128,293
Long-term obligations, less current
  portion...........................      3,689     411,761        441,225              --         856,675
Deferred income taxes...............     33,082          --             --              --          33,082
Minority interests:
  Preferred redeemable securities...         --          --        175,000              --         175,000
  Other.............................         --          --          4,404              --           4,404
                                      ---------   ---------      ---------        --------      ----------
          Total liabilities.........     36,771     471,712        688,971              --       1,197,454
Commitments and contingencies.......         --          --             --              --              --
Stockholders' equity:
  Common stock......................        281          33            440            (473)            281
  Additional paid-in capital........    262,760      22,619        (41,893)         19,274         262,760
  Retained earnings (accumulated
     deficit).......................    (37,587)    (77,705)       (99,404)        177,109         (37,587)
  Accumulated other comprehensive
     loss...........................         --        (912)            --              --            (912)
                                      ---------   ---------      ---------        --------      ----------
          Total stockholders' equity
            (deficit)...............    225,454     (55,965)      (140,857)        195,910         224,542
                                      ---------   ---------      ---------        --------      ----------
                                      $ 262,225   $ 415,747      $ 548,114        $195,910      $1,421,996
                                      =========   =========      =========        ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
                                                                   (IN THOUSANDS)
Revenues:
  Rooms................................  $     --    $195,863      $228,667        $    --        $424,530
  Food and beverage....................        --      61,353        78,121             --         139,474
  Other................................        --      12,501        15,915             --          28,416
                                         --------    --------      --------        -------        --------
                                               --     269,717       322,703             --         592,420
Operating expenses:
  Direct:
     Rooms.............................        --      52,839        61,751             --         114,590
     Food and beverage.................        --      44,260        57,785             --         102,045
     Other.............................        --       8,351         8,961             --          17,312
  General, administrative and other....        --      96,128       127,728             --         223,856
  Depreciation and amortization........        --      25,560        33,757             --          59,317
  Impairment of long-lived assets......        --      26,428        11,549             --          37,977
  Write-off of goodwill................        --          --        20,748             --          20,748
  Severance and other expenses.........        --          --           500             --             500
                                         --------    --------      --------        -------        --------
          Total operating expenses.....        --     253,566       322,779             --         576,345
                                         --------    --------      --------        -------        --------
                                               --      16,151           (76)            --          16,075
Other income (expenses):
  Interest income and other............        --          --         1,579             --           1,579
  Interest expense.....................        --     (36,939)      (40,470)            --         (77,409)
  Gain on asset dispositions...........        --          --         1,242             --           1,242
  Equity in loss of consolidated
     subsidiaries......................   (73,037)         --            --         73,037              --
Minority interests:
  Preferred redeemable securities......        --          --       (13,224)            --         (13,224)
  Other................................        --          --        (1,300)            --          (1,300)
                                         --------    --------      --------        -------        --------
Loss before income taxes and
  extraordinary item...................   (73,037)    (20,788)      (52,249)        73,037         (73,037)
Benefit for income taxes...............   (20,094)     (8,066)      (12,028)        20,094         (20,094)
                                         --------    --------      --------        -------        --------
Loss before extraordinary item.........   (52,943)    (12,722)      (40,221)        52,943         (52,943)
Extraordinary item net of tax..........    (7,750)     (6,543)       (1,207)         7,750          (7,750)
                                         --------    --------      --------        -------        --------
          Net loss.....................  $(60,693)   $(19,265)     $(41,428)       $60,693        $(60,693)
                                         ========    ========      ========        =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                  PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                 ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                 ------------   ----------   -------------   ------------
                                                                      (IN THOUSANDS)
Operating activities:
  Net loss.....................................    $     --     $ (19,265)     $(41,428)      $ (60,693)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating
     activities:
     Depreciation and amortization.............          --        25,560        33,757          59,317
     Impairment of long-lived assets...........          --        26,428        11,549          37,977
     Write-off of goodwill.....................          --            --        20,748          20,748
     Loss on extinguishment of indebtedness....          --            --        12,664          12,664
     Deferred income tax benefits..............     (25,008)           --            --         (25,008)
     Minority interests -- other...............          --            --         1,300           1,300
     401(k) plan contributions.................         549            --            --             549
     Compensation in stock issued to
       directors...............................          98            --            --              98
     Equity in income of unconsolidated
       entities................................          --            --          (278)           (278)
     (Gain) loss on sale of assets.............          --            --        (1,242)         (1,242)
     Changes in operating assets and
       liabilities:
       Accounts receivable.....................          --          (978)          (44)         (1,022)
       Inventories.............................          --        (1,074)        1,147              73
       Other assets............................         (84)       35,017         2,772          37,705
       Accounts payable........................        (132)      (19,349)       (3,440)        (22,921)
       Accrued liabilities.....................          --         5,288         2,636           7,924
                                                   --------     ---------      --------       ---------
          Net cash (used in) provided by
            operating activities...............     (24,577)       51,627        40,141          67,191
Investing activities:
  Acquisitions of property and equipment.......          --            --        (1,929)         (1,929)
  Capital improvements, net....................          --      (101,768)      (17,157)       (118,925)
  Purchase of minority interests...............          --            --       (10,200)        (10,200)
  Proceeds from sale of assets and withdrawals
     (deposits) for capital expenditures.......          --          (551)       40,648          40,097
                                                   --------     ---------      --------       ---------
          Net cash (used in) provided by
            investing activities...............          --      (102,319)       11,362         (90,957)
Financing activities:
  Proceeds from issuance of long-term
     obligations...............................          --       452,600        34,921         487,521
  Proceeds from issuance of common stock.......         120            --            --             120
  Proceeds received from (paid to) related
     parties...................................      26,901        34,234       (61,135)             --
  Principal payments of long-term
     obligations...............................      (4,033)     (416,010)      (28,177)       (448,220)
  Payments of deferred loan costs..............          --       (17,362)       (1,117)        (18,479)
  Distributions to minority interests..........          --            --        (1,717)         (1,717)
                                                   --------     ---------      --------       ---------
          Net cash provided by (used in)
            financing activities...............      22,988        53,462       (57,225)         19,225
                                                   --------     ---------      --------       ---------
Net (decrease) increase in cash and cash
  equivalents..................................      (1,589)        2,770        (5,722)         (4,541)
Cash and cash equivalents at beginning of
  period.......................................       1,648         7,140        10,397          19,185
                                                   --------     ---------      --------       ---------
Cash and cash equivalents at end of period.....    $     59     $   9,910      $  4,675       $  14,644
                                                   ========     =========      ========       =========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                    SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                          PARENT    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Revenues:
  Rooms.................................  $    --    $180,688      $ 87,174         $   --        $267,862
  Food and beverage.....................       --      57,922        49,412             --         107,334
  Other.................................       --      12,714         7,304             --          20,018
                                          -------    --------      --------         ------        --------
                                               --     251,324       143,890             --         395,214
Operating expenses:
  Direct:
     Rooms..............................       --      51,003        23,809             --          74,812
     Food and beverage..................       --      44,175        37,456             --          81,631
     Other..............................       --       8,289         2,734             --          11,023
  General, administrative and other.....       --     109,112        20,411             --         129,523
  Depreciation and amortization.........       --      12,596        18,518             --          31,114
  Impairment of long-lived assets.......       --          --            --             --              --
  Write-off of goodwill.................       --          --            --             --              --
  Severance and other expenses..........       --          --         3,400             --           3,400
                                          -------    --------      --------         ------        --------
          Total operating expenses......       --     225,175       106,328             --         331,503
                                          -------    --------      --------         ------        --------
                                               --      26,149        37,562             --          63,711
Other income (expenses):
  Interest income and other.............       --          --         1,260             --           1,260
  Interest expense......................       --     (18,487)      (11,891)            --         (30,378)
  Gain (loss) on asset dispositions.....       --        (659)          227             --            (432)
  Settlement on swap transactions.......       --     (29,033)       (2,459)            --         (31,492)
  Equity in loss of consolidated
     subsidiaries.......................   (5,242)         --            --          5,242              --
Minority interests:
  Preferred redeemable securities.......       --          --        (6,475)            --          (6,475)
  Other.................................       --          --        (1,436)            --          (1,436)
                                          -------    --------      --------         ------        --------
(Loss) income before income taxes and
  extraordinary item....................   (5,242)    (22,030)       16,788          5,242          (5,242)
(Benefit) provision for income taxes....   (2,097)      2,801        (4,898)         2,097          (2,097)
                                          -------    --------      --------         ------        --------
(Loss) income before extraordinary
  item..................................   (3,145)    (24,831)       21,686          3,145          (3,145)
Extraordinary item net of tax...........   (2,076)     (4,351)        2,275          2,076          (2,076)
                                          -------    --------      --------         ------        --------
          Net loss......................  $(5,221)   $(29,182)     $ 23,961         $5,221        $ (5,221)
                                          =======    ========      ========         ======        ========

                         LODGIAN, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                  PARENT AND    SUBSIDIARY   NON-GUARANTOR      TOTAL
                                                 ELIMINATIONS   GUARANTORS   SUBSIDIARIES    CONSOLIDATED
                                                 ------------   ----------   -------------   ------------
                                                                      (IN THOUSANDS)
Operating activities:
  Net loss.....................................    $     --     $      --      $  (5,221)     $  (5,221)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating
     activities:
     Depreciation and amortization.............          --        15,026         16,088         31,114
     Loss on extinguishment of indebtedness....          --            --          3,460          3,460
     Loss on sale of assets....................          --            --            432            432
     Deferred income tax benefits..............        (726)           --             --           (726)
     Minority interests -- other...............          --            --          1,436          1,436
     401(k) plan contributions.................         430            --             --            430
     Equity in income of unconsolidated
       entities................................          --            --           (782)          (782)
     Changes in operating assets and
       liabilities, net of acquisitions:
       Accounts receivable.....................          --           228         (6,791)        (6,563)
       Inventories.............................          --        (1,148)          (735)        (1,883)
       Other assets............................        (679)        1,369        (19,463)       (18,773)
       Accounts payable........................         132        17,057         (2,276)        14,913
       Accrued liabilities.....................          --        (1,757)        13,221         11,464
                                                   --------     ---------      ---------      ---------
          Net cash (used in) provided by
            operating activities...............        (843)       30,775           (631)        29,301
Investing activities:
  Acquisitions of property and equipment.......          --            --        (67,717)       (67,717)
  Capital improvements, net....................          --       (96,653)       (22,014)      (118,667)
  Proceeds from sale of assets and withdrawals
     (deposits) for capital expenditures.......          --           620          3,240          3,860
                                                   --------     ---------      ---------      ---------
          Net cash used in investing
            activities.........................          --       (96,033)       (86,491)      (182,524)
Financing activities:
  Proceeds from issuance of long-term
     obligations...............................       6,736       251,662        341,886        600,284
  Proceeds from issuance of common stock.......       1,144            --             --          1,144
  Proceeds received from (paid to) related
     parties...................................      28,183       (18,651)        (9,532)            --
  Principal payments of long-term
     obligations...............................          --      (162,937)      (227,089)      (390,026)
  Payments of deferred loan costs..............          --            --        (20,165)       (20,165)
  Payments for repurchase of common stock......     (34,072)           --             --        (34,072)
                                                   --------     ---------      ---------      ---------
          Net cash provided by financing
            activities.........................       1,991        70,074         85,100        157,165
                                                   --------     ---------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents..................................       1,148         4,816         (2,022)         3,942
Cash and cash equivalents at beginning of
  period.......................................         500         2,324         12,419         15,243
                                                   --------     ---------      ---------      ---------
Cash and cash equivalents at end of period.....    $  1,648     $   7,140      $  10,397      $  19,185
                                                   ========     =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES

17. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     In the opinion of management, the 1999 internal control weaknesses discussed in Note 14 existed during the first and second quarters of 2000 and to a lesser extent in the third quarter of 2000. These internal control weaknesses caused a significant delay in preparing the Company's Form 10-Q's. The Company's March 31, 2000 and June 30, 2000 Form 10-Q's were filed on December 15, 2000 and the September 30, 2000 Form 10-Q was filed January 10, 2001. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial personnel needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim and annual financial statements during 2000. The Company implemented a plan that enabled it to timely comply with the financial statement reporting requirements applicable to SEC registrants for its 2000 annual financial statements and, in management's opinion, has substantially developed and implemented an adequate control environment as of this date. As part of this plan, during the third and fourth quarters the Company implemented the following action steps: (i) developed and implemented numerous new controls and policies, (ii) implemented a process to insure that material transactions are recorded on a timely basis, (iii) implemented an account closing process so that all material accounts are reconciled and reviewed on a timely basis and (iv) reorganized and changed personnel in the accounting and finance functions to improve the accuracy and timeliness of the financial accounting processes. The Company believes the continued implementation of the plan will allow it to timely comply with the financial statement reporting requirements applicable to SEC registrants in the future.

     The following table summarizes unaudited financial data:

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Year Ended December 31, 2000
------------------------------------------------------
Revenues..............................................  $138,435   $161,123   $155,204   $126,135
Operating expenses(1).................................   136,919    193,073    123,145    127,933
(Loss) income before income taxes.....................   (25,519)   (60,891)       802    (31,070)
Net (loss) income.....................................   (16,842)   (40,188)       527    (31,452)
(Loss) earnings per share, basic and diluted:
          Net (loss) income...........................     (0.60)     (1.43)      0.02      (1.11)

---------------

(1) Operating expenses include impairment of long-lived asset charges (recapture) of $9,613, $56,549, $(10,712) and $5,238 in the first, second, third and fourth quarters, respectively.

     The Company's prior independent auditors' report on the 1999 financial statements indicates they do not believe that during 1999 the Company's internal controls for the preparation of interim financial information were sufficient to provide them an adequate basis to complete a review in accordance with standards established by the American Institute of Certified Public Accountants of the selected 1999 quarterly financial data, set forth below. As discussed in Note 14, the Company completed a reconciliation process in the fourth quarter 1999 that resulted in a net charge of approximately $15.5 million. Of this $15.5 million, the Company believes that approximately $7.2 million of the net charges are appropriately recorded in the fourth quarter.

                         LODGIAN, INC. AND SUBSIDIARIES

The remaining $8.3 million relates to previous quarters; however, the Company does not have sufficient information to determine the applicable quarter.

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Year Ended December 31, 1999
------------------------------------------------------
Revenues..............................................  $135,804   $159,863   $156,020   $140,733
Operating expenses(1).................................   117,191    122,698    123,541    212,915
(Loss) income before income taxes and extraordinary
  item................................................    (4,070)    15,402     10,419    (94,788)
(Loss) income before extraordinary item...............    (2,442)     9,241      6,252    (65,994)
Loss on early extinguishment of debt, net of income
  taxes of $4,914.....................................        --         --     (6,336)    (1,414)
Net (loss) income.....................................    (2,442)     9,241        (84)   (67,408)
(Loss) earnings per share:
  (Loss) income before extraordinary item.............  $  (0.09)  $   0.34   $   0.23   $  (2.37)
  Extraordinary item..................................        --         --      (0.23)      (.05)
          Net (loss) income...........................     (0.09)      0.34         --      (2.42)
Earnings (loss) per share -- assuming dilution:
  (Loss) income before extraordinary item.............  $   (.09)  $   0.32   $   0.23   $  (2.37)
  Extraordinary item..................................        --         --      (0.23)      (.05)
                                                        --------   --------   --------   --------
          Net (loss) income...........................  $   (.09)  $   0.32   $     --   $  (2.42)
                                                        ========   ========   ========   ========

---------------

(1) As discussed in Note 14, included in fourth quarter operating expenses of $212,915, is $37,977 related to impairment of long-lived assets and $20,748 related to the write-off of goodwill and $12,470 of unusual expenses.

18. SEVERANCE AND RESTRUCTURING EXPENSES

     In June 2000, the Company in an effort to reduce corporate overhead expenses instituted a plan to close four of its six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately 65 employees were terminated in this restructuring. In 2000, the Company recognized a charge of approximately $1.5 million to implement this plan. Of the $1.5 million charge approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. As of December 31, 2000 all costs have been paid. As discussed in Note 3 and 14, in connection with the Merger, Servico incurred approximately $3.4 million of expenses in 1998 primarily associated with the closing and relocation of Servico's corporate headquarters and termination and relocation of certain Servico employees. Severance expenses in 1999 were $.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of the directors and executive officers of the Company, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

NAME                                        AGE   POSITION WITH LODGIAN
----                                        ---   ---------------------
DIRECTORS WHOSE TERMS EXPIRE IN 2001:
  Robert S. Cole                            39    Director
  Richard H. Weiner                         51    Director

DIRECTORS WHOSE TERMS EXPIRE IN 2002:
  Peter R. Tyson                            54    Director
  Joseph C. Calabro                         49    Director and Chairman of the Office of the Chairman
                                                  of the Board

DIRECTORS WHOSE TERMS EXPIRE IN 2003:
  John M. Lang                              46    Director and Member of the Office of the Chairman of
                                                  the Board
  Michael A. Leven                          63    Director and Member of the Office of the Chairman of
                                                  the Board
  Thomas Arasi                              43    Director, Chief Executive Officer and President

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
  Karyn Marasco                             43    Chief Operating Officer and Executive Vice President
  Thomas R. Eppich                          48    Chief Financial Officer

     THOMAS ARASI has been Chief Executive Officer and President of the Company since February 9, 2001. Mr. Arasi was also appointed to the Board of Directors as a Class II director effective February 9, 2001. From December 2000 to his employment at Lodgian, Mr. Arasi was President of Harbinger Advisors, L.L.C., an Atlanta based investment advisory company active in the hospitality industry. Harbinger engaged in diversified investment activities including acquisition and development of lodging properties and the growth and restructuring of operating companies. From June 1997 through November 2000, Mr. Arasi was a member of the management committee and held several top operating positions with Bass Hotels & Resorts ("BHR"), one of the leading international owners, operators, franchisors of hotels, including the Inter-Continental, Crowne Plaza, Holiday Inn, Holiday Inn Express, and Staybridge Suites. Most recently, Mr. Arasi was President, Bass Hotel & Resorts -- The Americas, a division consisting of 256 hotels and 66,000 guestrooms in 21 countries. In that capacity, Mr. Arasi had full operating, marketing, brand, development, and asset management responsibilities for Inter-Continental and Crowne Plaza in North and Latin America and for the Holiday Inn, Holiday Inn Express and Staybridge Suites in Latin America. He, furthermore, had responsibility for all company owned and managed hotels for all five brands in the Americas, totaling approximately 150 properties.

     Prior to May 1999, Mr. Arasi was President, Bass Hotels &
Resorts -- Development and Asset Management with global oversight of development of the company's five hotel brands and for BHR's investment and asset management activities including its $3.5 billion real estate portfolio. Mr. Arasi joined

BHR in June 1997 as Global Brand President of Crowne Plaza Hotels and Resorts where he was responsible for the company's brand strategy and operations and embarked on a major expansion program globally. In that capacity, he also had responsibility for BHR's Worldwide Sales and Reservations operations.

     From January 1992 to May 1997, Mr. Arasi was employed by Tishman Hotel Corporation, the hotel real estate, management and advisory subsidiary of Tishman Realty and Construction Company, Inc. Mr. Arasi's last position at Tishman Hotel Corporation was President. Prior to joining Tishman, he was Vice President, Lodging Industry Specialist in the investment banking division of Salomon Brothers, Inc., having served in New York, Tokyo and Los Angeles. In addition, Mr. Arasi has held positions with Sheraton, Westin and HVS International.

     ROBERT S. COLE was Chief Executive Officer and President of the Company from the Merger until February 9, 2001. From 1990 until the Merger, Mr. Cole was the President of Impac and its predecessors and affiliates. During his tenure at Impac, the Company grew from one to fifty-five hotels, including becoming one of Marriott International and Bass Hotels and Resorts largest franchisee. Prior to that time, he held a variety of general manager positions in hotels throughout the United States.

     KARYN MARASCO has been Chief Operating Officer and Executive Vice President of Lodgian since the Merger. From 1997 until the Merger, Ms. Marasco was the Chief Operating Officer and Executive Vice President of Servico. Prior to such time, Ms. Marasco was affiliated with Westin Hotels & Resorts for 18 years. Most recently, Ms. Marasco served as Westin's Area Managing Director, based in Chicago.

     THOMAS R. EPPICH has been the Chief Financial Officer for Lodgian since June 1, 2000. Mr. Eppich is also currently affiliated with Jay Alix & Associates, a turnaround and restructuring financial consulting firm. During 1997 and 1998, Mr. Eppich was affiliated with Questor Management Company and during 1995 and 1996 was Vice President of Questor Management Company. Questor Management Company manages the Questor Partners Funds, which invest in troubled and underperforming companies. Mr. Eppich possesses more than 25 years of public accounting, auditing and financial consulting experience.

     JOSEPH C. CALABRO has been a director of Lodgian since the Merger, is currently Chairman of the Office of the Chairman of the Board and was a director of Servico from August 1992 until the Merger. Mr. Calabro has been a principal of Joseph C. Calabro C.P.A, a Devon, Pennsylvania accounting firm, since 1982. Mr. Calabro has also been an officer and director of Bibsy Corporation, which previously owned and operated a Holiday Inn hotel in Bensalem, Pennsylvania, since 1971.

     JOHN M. LANG has been a director of Lodgian since the Merger. Mr. Lang is the President of Lang Capital Partners, LLC, a private venture investment firm based in Atlanta, Georgia. From June 1996 until May 1998, Mr. Lang served as Chief Executive Officer of ProTrust Capital, Inc., an investment firm based in Atlanta, Georgia. Prior to 1996, Mr. Lang, an attorney, was the managing partner of an Atlanta law firm.

     MICHAEL A. LEVEN has been a director of Lodgian since the Merger and was a director of Servico from August 1997 until the Merger. From October 1995 until June 2000, Mr. Leven served as President, Chairman and Chief Executive Officer of US Franchise Systems, Inc., which sells franchises for Hawthorne Suites, Best Inns and Microtel Inn hotel brands. Since June 2000, Mr. Leven has been Chairman and Chief Executive Officer of US Franchise Systems, Inc. From October 1990 until September 1995, Mr. Leven was President and Chief Operating Officer of Holiday Inn Worldwide.

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

     A. Director Compensation

     Lodgian pays non-executive Board members a $24,000 total annual retainer, as well as fees of $1,500 per board meeting, $1,000 per board committee meeting, and $500 per telephonic board or board committee meeting. This amount is payable in either cash or stock of the Company or a combination of both at the discretion of the Director. In addition, Mr. Joseph C. Calabro, in lieu of the normal annual retainer and per meeting fees, is receiving annual director compensation of $100,000 for services rendered to Lodgian in his capacity as Chairman of the Office of the Chairman of the Board. During 2000, Mr. Robert Cole, as an executive officer of the Company, received no compensation for serving as a member of Lodgian's Board. During 2001, Mr. Thomas Arasi, as an executive officer of the Company, will receive no compensation for serving as a member of Lodgian's Board.

     Lodgian also reimbursed directors for expenses associated with attending Board and committee meetings of the Company.

     Under the Company's Non-Employee Directors' Stock Plan, each non-employee director is automatically granted, on the date such director's term of office commences, and each year thereafter on the day following any annual meeting of stockholders (as long as such director's term as a director is continuing for the ensuing year), an option to acquire 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted to non-employee directors become exercisable upon grant.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's executive officers other than the Chief Executive Officer for the three years ended December 31, 2000.

                                                                                      COMPENSATION
                                                     ANNUAL COMPENSATION                 AWARDS
                                            --------------------------------------   ---------------
                                                                        OTHER          SECURITIES
                                                                       ANNUAL          UNDERLYING         ALL OTHER
                                     YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS/SARS(4)   COMPENSATIONS(5)
                                     ----   ---------   --------   ---------------   ---------------   ----------------
Robert S. Cole(1)..................  2000    302,349         --           --                  --                --
  Chief Executive Officer and        1999    293,524         --           --                  --                --
  President                          1998     17,308         --           --             185,000                --
Karyn Marasco(2)...................  2000    284,840     75,000           --                  --                --
  Chief Operating Officer and        1999    257,862    121,000           --                  --                --
  Executive Vice President           1998    235,000    100,000           --                  --            20,106
Kenneth R. Posner(3)...............  2000    173,078    250,000           --                  --                --
  Chief Financial Officer and        1999    159,812    180,000           --             400,000             4,791
  Executive Vice President

---------------

(1) Mr. Cole has served as Chief Executive Officer and President from December 11, 1998 to February 9, 2001.
(2) Ms. Marasco's employment with Servico began in May 1997.
(3) Mr. Posner served as Executive Vice President and Chief Financial Officer of Lodgian from April 27, 1999 until June 1, 2000. He continued to serve as Executive Vice President from June 1, 2000 until July 30, 2000.
(4) Represents the number of shares of common stock underlying the options/SARs.
(5) Each item included in this column represents a contribution made by Lodgian under its 401(k) Plan on behalf of the named executive based on such executive's annual elective pre-tax deferred contribution (included under Salary) to such plan, except for Ms. Marasco, whose figure also includes a relocation allowance of $19,687 and Mr. Posner whose figure includes a relocation allowance of $4,791.

     B. Stock Option Plan

     The Company's Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 ("The Internal Revenue Code") and non-qualified stock options not intended to meet the requirements of Section 422A of the Internal Revenue Code. The plan is administered by a committee of the Board of Directors which, subject to the terms of the plan, determines to whom grants are made and the vesting, timing and amounts of such grants.

     There were no stock option grants made during 2000 to the executive officers named in the "Summary Compensation Table". Accordingly, the table of "Stock Option Grants in Fiscal Year 2000" has not been included.

     The following table sets forth certain summary information concerning exercised and unexercised stock options to purchase the Company's Common Stock as of March 15, 2001, under Lodgian's Stock Option Plan held by executive officers named in the "Summary Compensation Table."

                     STOCK OPTION EXERCISES IN FISCAL YEAR
                     2000 AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                       OPTIONS/SARS HELD AT         THE-MONEY OPTIONS/SARS
                                                                        FISCAL YEAR END(#)         AT FISCAL YEAR-END($)(1)
NAME AND POSITION                       ACQUIRED ON      VALUE      ---------------------------   ---------------------------
DURING 2000 FISCAL YEAR                 EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------                 -----------   -----------   -----------   -------------   -----------   -------------
Robert S. Cole........................       --            --          74,000        111,000           --             --
  President and Chief
    Executive Officer
Karyn Marasco.........................       --            --         114,500         40,500           --             --
  Chief Operating Officer
    and Executive Vice
    President
Kenneth R. Posner.....................       --            --         400,000             --           --             --
  Chief Financial Officer
    and Executive Vice
    President

---------------

(1) The value of unexercised in-the-money options/SARs represents the number of options/SARs held at year-end 2000 multiplied by the difference between the exercise price and $3.31, the closing price of Lodgian's Common Stock at year-end 2000.

     C. Employment Agreements and Termination of Employment

  Employment Agreements

     THOMAS ARASI entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer, as of February 9, 2001. This employment agreement is for an initial term of three years with a base salary of not less that $550,000. Annual increases are at the discretion of the Board of Directors. During the initial three year term Mr. Arasi is eligible to receive an annual bonus of up to 100% of base salary. During the first, second and third year of the employment period $325,000, $275,000 and $225,000, respectively, of the annual bonus will be guaranteed and paid quarterly. The remainder of the annual bonus will be determined based on the achievement of performance objectives that are mutually agreed to by the Compensation Committees of the Board of Directors and Mr. Arasi. Mr. Arasi receives paid health insurance, paid disability insurance, paid life insurance, a company car and is entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Arasi is entitled to a minimum of four weeks vacation annually. Mr. Arasi was granted options to acquire 2,000,000 shares of Lodgian's Common Stock, which will vest equally over a period of four years. The term of the options will be ten years. The exercise price of the options is derived from a formula that will yield an exercise price that is less than the fair market value of the stock on the date of grant. The options granted to Mr. Arasi were granted outside of the Company's Stock Option Plan. Mr. Arasi's employment agreement contains provisions for payments to Mr. Arasi in the event of termination or change of control as described more fully under "Arrangements Regarding Termination of Employment and Change of Control".

     ROBERT COLE entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer, as of December 11, 1998. This employment agreement provided for a base salary subject to increases and bonuses, in each case, at the discretion of the Board of Directors. The base salary paid to Mr. Cole during 2000 was $302,349. Mr. Cole also receives paid health insurance, paid disability insurance and is entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Cole is entitled to a minimum of three weeks paid vacation annually.

     On February 9, 2001, Mr. Cole and Lodgian entered into a Separation Agreement. On this date Mr. Cole, with the Company's consent, resigned his position as President and Chief Executive Officer and continued as a non-officer employee through March 2, 2001. Mr. Cole received a severance payment of $750,000 in full settlement of all amounts due Mr. Cole by reason of the termination of his employment agreement. During the period March 3, 2001 to March 31, 2002 Mr. Cole will provide transition assistance and strategic and financial advisory services to Lodgian. Mr. Cole received $750,000 for his consulting services. The Company and Mr. Cole released one another from all claims rising out of Mr. Cole's employment with the Company.

     KARYN MARASCO entered into a three-year employment agreement with Servico relating to her employment as Executive Vice President and Chief Operating Officer of Servico on May 2, 1997. On November 24, 1998, the agreement was extended for a period of one year and on July 28, 2000 was extended through September 2002. The employment agreement provides for a base salary of $257,862 subject to increases and bonuses at the discretion of the Board. Ms. Marasco is also entitled to receive the benefits offered other executive officers. Pursuant to the terms of her employment agreement, Ms. Marasco was granted options to acquire 50,000 shares of Lodgian Common Stock, with 10,000 of such shares vesting immediately and 10,000 vesting annually. The employment agreement is terminable upon 30 days notice but in the event Ms. Marasco is terminated other than "for Cause," as defined in the agreement, she will be entitled to her base salary and benefits under the agreement for the greater of the unexpired term or one year.

     KENNETH R. POSNER entered into an agreement with Lodgian relating to his employment as an Executive Vice President and Chief Financial Officer as of April 9, 1999 and effective as of April 27, 1999. The employment agreement provides for a base salary of $250,000. For the calendar year of 1999, Mr. Posner was guaranteed a bonus equal to one hundred percent (100%) of his prorated base salary. Thereafter, any bonus payments are at the discretion of the Board of Directors. Mr. Posner is also entitled to receive the benefits offered to other executive officers. Pursuant to the terms of his employment agreement, Mr. Posner was granted options to acquire 400,000 shares of Lodgian Common Stock. The options vest twenty percent (20%) per year over five years. In the event Mr. Posner is terminated other than "for Cause", as defined in the agreement, he will be entitled to receive his base salary, plus a percentage of his bonus, under the agreement for the greater of the unexpired term or one year.

     On June 30, 2000 Mr. Posner entered into an Amendment to Employment Agreement and Release with Lodgian, whereby Mr. Posner agreed to resign as Executive Vice President as of July 30, 2000. Mr. Posner also agreed to complete work on the 1999 Form 10-K for the Company. The Company agreed to pay Mr. Posner his salary through July 30, 2000 and thereafter pay Mr. Posner $250,000. All unvested options granted to Mr. Posner on April 9, 1999 vested on July 30, 2000. The Company and Mr. Posner released one another from all claims arising out of Mr. Posner's employment with the Company.

  Arrangements Regarding Termination of Employment and Changes of Control

     The employment agreement between Lodgian and Mr. Arasi provides for payments to Mr. Arasi in the event of termination by the Company without cause or by Mr. Arasi for good reason. The terms of the payments are as follows; (i) three times his annual base compensation and the maximum amount of annual bonus that could have been paid; (ii) continuation of health, life and disability benefits for three years; and (iii) all unvested options shall vest. Mr. Arasi's change of control provisions vary depending on the circumstances that lead to a change of control. The maximum payable under the change of control provisions are approximately the same as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of Common Stock as of March 15, 2001, by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock as of March 15, 2001, (ii) each of the members of the Company's Board of Directors, (iii) each of the Company's current executive officers named in the "Summary Compensation Table" under "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                                              SHARES OF COMMON        PERCENT OF COMMON
NAME OF BENEFICIAL OWNER AND                                       STOCK                    STOCK
ADDRESS OF 5% BENEFICIAL OWNER                             BENEFICIALLY OWNED (1)   BENEFICIALLY OWNED (2)
------------------------------                             ----------------------   ----------------------
BENEFICIAL OWNERS OF 5% OR MORE
  OF OUTSTANDING COMMON STOCK:
William J. Yung..........................................        3,157,050(3)                10.9%
  201 Grandview Drive
  Fort Mitchell, KY 41017
Dimensional Fund Advisors................................        1,502,900(4)                 5.2%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401

DIRECTORS:
Thomas Arasi.............................................               --                      *
Robert S. Cole...........................................          761,664(5)                 2.6%
Joseph C. Calabro........................................          283,224(6)                   *
John M. Lang.............................................          378,061(7)                 1.3%
Michael A. Leven.........................................           51,544(8)                   *
Peter R. Tyson...........................................           70,164(9)                   *
Richard H. Weiner........................................           85,100(10)                  *

NON DIRECTOR EXECUTIVE OFFICERS:
Karyn Marasco............................................          117,200(11)                  *
Kenneth R. Posner........................................          420,000(12)                1.5%
All directors and executive officers as a group (nine
  persons)...............................................        2,166,957(13)                7.5%

---------------

* Represents less than 1%
 (1) This number does not include those shares of Lodgian to be distributed upon conversion of Servico shares and Impac units pursuant to the Merger which have as yet not been converted.
 (2) Ownership percentages are based on 28,139,481 shares of Common Stock outstanding as of March 15, 2001 and options to purchase 828,500 shares of Common Stock currently exercisable by the named individual or group.
 (3) William J. Yung filed a Schedule 13D dated March 13, 2001 with the Securities and Exchange Commission ("SEC") reporting beneficial ownership of 3,157,050 shares of Common Stock. Mr. Yung may be deemed to be the indirect beneficial owner of and have shared voting and dispositive power with respect to (i) the 1,563,350 Shares held by Edgecliff Holdings, LLC by virtue of his indirect control of Edgecliff Holdings, LLC and (ii) the 1,593,750 Shares held by Casuarina Cayman Holding, Ltd. by virtue of his direct control of Casaurina.

 (4) Dimensional Fund Advisors filed a Schedule 13G dated February 2, 2001 with the SEC reporting ownership of 1,502,900 shares of Common Stock with sole voting and dispositive power with respect to such shares.
 (5) Includes currently exercisable options to purchase 74,000 shares of Common Stock.
 (6) Includes currently exercisable options to purchase 65,000 shares of Common Stock.
 (7) The shares in this table above do not include: (i) shares beneficially held by ProTrust Properties IV, Ltd., ProTrust Properties V, Ltd., Hotel Investors, LP, and ProTrust Equity Growth Fund I, LP (collectively the "Entities"), from which, as of June 8, 1999, Mr. Lang resigned his position as manager, and the shares held by which were formerly deemed to be beneficially owned by him; and (iii) shares beneficially owned by Hotel Capital II, LLC, a limited liability company whose manager, with sole voting and dispositive power, is Robert H. Woods (a partner in Lang Capital Partners, LLC), with respect to which Mr. Lang is not a member or a manager, and does not have voting or dispositive power with respect to those shares; therefore, such shares are not included in Mr. Lang's beneficial ownership. Includes currently exercisable options to purchase 10,000 shares.
 (8) Includes currently exercisable options to purchase 35,000 shares of Common Stock and 5,700 shares owned by Mr. Leven's spouse.
 (9) Includes currently exercisable options to purchase 65,000 shares of Common Stock.
(10) Includes currently exercisable options to purchase 65,000 shares of Common Stock.
(11) Includes currently exercisable options to purchase 114,500 shares of Common Stock.
(12) Includes currently exercisable options to purchase 400,000 shares of Common Stock.
(13) Includes currently exercisable options to purchase 828,500 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following parties have direct or indirect material interest in transactions with the Company since the beginning of its most recently completed fiscal year and such transactions are described below.

     Mr. Cole is a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries will have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquires or develops any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount, the Company's former Chief Executive Officer and President received $225,000. No payments were made in 2000 to IHD or Mr. Cole. In connection with Mr. Cole's separation from the Company, any future contingent obligations related to this agreement have ceased.

     IHD had contracted with Elegant Interiors, LLC ("Elegant"), an entity wholly owned by Sheila Lang (the spouse of John M. Lang, a member of the Board of Directors) to provide interior design consulting service. In the event IHD, or its assignee, receives payment of the above-reference development fees, IHD, or its assignee, will pay Elegant accrued consulting fees (not to exceed $250,000) with respect to any of the hotels or properties identified in the merger agreement as being in Impac's acquisition and development pipeline. On January 3, 2000, Impac Design Company, LLC, the assignee of IHD satisfied its obligations under this agreement.

     Mr. Cole has been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company manages this hotel in accordance with a management agreement, which provides that the Company is paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee is 3% of gross revenues and the incentive fee is a percentage of the amount by which gross operating profit exceeds a negotiated amount. The Company earned fees of $71,400, $69,300 and $60,000 during 2000, 1999, and 1998, respectively. The management agreement was terminated in March 2001.

     On December 15, 2000 the Company sold a partially constructed hotel located in Richmond, Virginia to Columbia Sussex Corporation, an entity controlled by William J. Yung. Mr. Yung is a 10.9% beneficial owner of the Company's common stock. The Company received net proceeds of approximately $12.3 million from the sale and recorded a loss on the sale of approximately $.5 million. In addition, the Company entered into a separate management contract with the purchaser to provide construction management oversight until completion of the project.

     D. Compensation Committee Interlocks and Insider Participation

     During 2000, the following directors served on the Compensation Committee of the Board of Directors: John Lang, Michael A. Leven, Peter R. Tyson and Richard H. Weiner. None of such persons is or has been an executive officer of the Company, and no interlocking relationships exist between any such person and the directors or executive officers of any other Company.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a) (1) Consolidated Financial Statements:

        Report of Independent Public Accountants

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedule:

        All Schedules are omitted because they are not applicable or required information shown in the consolidated financial statements or notes thereto.

     (a) (3) Exhibits:

        The information called for by this paragraph is contained in the Exhibits Index of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

        A report on Form 8-K/A was filed on October 17, 2000 relating to the Board of Directors' decision to seek the retention of new independent public accountants for the year ending December 31, 2000.

        A report on Form 8-K was filed on October 13, 2000 relating to the postponement of the Company's annual shareholders meeting to October 20, 2000.

        A report on Form 8-K was filed on October 20, 2000 relating to the certification of the shareholder vote at the October 20, 2000 annual shareholders meeting.

        A report on Form 8-K was filed on December 27, 2000 relating to the Exclusivity Agreement entered into with Edgecliff Holdings, LLC.

        A report on Form 8-K was filed on March 28, 2001 relating to proforma financial statements on the sale of ten hotels.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 1.1      --   Purchase Agreement, dated June 9, 1998, by Lodgian Capital
               Trust I and NationsBanc Montgomery Securities LLC.(h)
 2.1      --   Amended and Restated Agreement and Plan of Merger (the
               "Merger Agreement") among Lodgian, Inc., Servico, Inc.,
               Impac Hotel Group, L.L.C., SHG-S Sub, Inc., SHG-I
               Sub,L.L.C., P-Burg Lodging Associates, Inc., SHG-II Sub,
               Inc., Hazard Lodging Associates, Inc., SHG-III Sub, Inc.,
               Memphis Lodging Associates, Inc., SHG-IV Sub, Inc., Delk
               Lodging Associates, Inc., SHG-V Sub, Inc., Impac Hotel
               Development, Inc., SHG-VI Sun, Inc., Impac Design and
               Construction, Inc., SHG-VII Sub, Inc., Impac Hotel Group,
               Inc., and SHG-VIII Sub, Inc., as of July 22, 1998.(a)
 2.2      --   Amendment to the Merger Agreement, dated as of September 16,
               1998.(j)
 3.1.1    --   Restated Certificate of Incorporation of Lodgian, Inc.(a)
 3.1.2    --   Amended Restated Bylaws of Lodgian, Inc.(e)
 3.2.1    --   Certificate of Incorporation of Lodgian Financing Corp.(f)
 3.2.2    --   Bylaws of Lodgian Financing Corp.(f)
 3.3.1    --   Amended and Restated Articles of Incorporation of Dothan
               Hospitality 3053, Inc.(f)
 3.3.2    --   Bylaws of Dothan Hospitality 3053, Inc.(f)
 3.4.1    --   Amended and Restated Articles of Incorporation of Dothan
               Hospitality 3071, Inc.(f)
 3.4.2    --   Bylaws of Dothan Hospitality 3071, Inc.(f)
 3.5.1    --   Second Amended and Restated Articles of Incorporation of
               Gadsden Hospitality, Inc.(f)
 3.5.2    --   Bylaws of Gadsden Hospitality, Inc.(f)
 3.6.1    --   Fourth Amended and Restated Articles of Incorporation of
               Sheffield Motel Enterprises, Inc.(f)
 3.6.2    --   Bylaws of Sheffield Motel Enterprises, Inc.(f)
 3.7.1    --   Articles of Incorporation of Lodgian Anaheim, Inc.(f)
 3.7.2    --   Bylaws of Lodgian Anaheim, Inc.(f)
 3.8.1    --   Articles of Incorporation of Lodgian Ontario Inc.(f)
 3.8.2    --   Bylaws of Lodgian Ontario Inc.(f)
 3.9.1    --   Amended and Restated Articles of Incorporation of Servico
               Ft. Pierce, Inc.(f)
 3.9.2    --   Bylaws of Servico Ft. Pierce, Inc.(f)
 3.10.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola 7200, Inc.(f)
 3.10.2   --   Bylaws of Servico Pensacola 7200, Inc.(f)
 3.11.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola 7330, Inc.(f)
 3.11.2   --   Bylaws of Servico Pensacola 7330, Inc.(f)
 3.12.1   --   Amended and Restated Articles of Incorporation of Servico
               Pensacola, Inc.(f)
 3.12.2   --   Bylaws of Servico Pensacola, Inc.(f)
 3.13.1   --   Partnership Agreement of AMI Operating Partners, L.P., as
               amended.(f)
 3.14.1   --   Second Amended and Restated Articles of Incorporation of
               Albany Hotel, Inc.(f)
 3.14.2   --   Bylaws of Albany Hotel, Inc.(f)
 3.15.1   --   Amended and Restated Articles of Incorporation of Servico
               Flagstaff, Inc.(f)
 3.15.2   --   Bylaws of Servico Flagstaff, Inc.(f)
 3.16.1   --   Amended and Restated Articles of Incorporation of Servico
               Northwoods, Inc.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.16.2   --   Bylaws of Servico Northwoods, Inc.(f)
 3.17.1   --   Second Amended and Restated Articles of Incorporation of
               Servico Silver Spring, Inc.(f)
 3.17.2   --   Bylaws of Servico Silver Spring, Inc.(f)
 3.18.1   --   Second Amended and Restated Articles of Incorporation of
               Servico West Palm Beach, Inc.(f)
 3.18.2   --   Bylaws of Servico West Palm Beach, Inc.(f)
 3.19.1   --   Amended and Restated Articles of Incorporation of Servico
               Windsor, Inc.(f)
 3.19.2   --   Bylaws of Servico Windsor, Inc.(f)
 3.20.1   --   Amended and Restated Articles of Incorporation of Servico
               Winter Haven, Inc.(f)
 3.20.2   --   Bylaws of Servico Winter Haven, Inc.(f)
 3.21.1   --   Amended and Restated Articles of Incorporation of Brunswick
               Motel Enterprises, Inc.(f)
 3.21.2   --   Bylaws of Brunswick Motel Enterprises, Inc.(f)
 3.22.1   --   Operating Agreement of Atlanta-Hillsboro Lodging, LLC(f)
 3.23.1   --   Operating Agreement of Lodgian Richmond, LLC(f)
 3.24.1   --   Partnership Agreement of Little Rock Lodging Associates I,
               L.P.(f)
 3.25.1   --   Amended and Restated Articles of Incorporation of Servico
               Cedar Rapids, Inc.(f)
 3.25.2   --   Bylaws of Servico Cedar Rapids, Inc.(f)
 3.26.1   --   Amended and Restated Articles of Incorporation of Servico
               Rolling Meadows, Inc.(f)
 3.26.2   --   Bylaws of Servico Rolling Meadows, Inc.(f)
 3.27.1   --   Second Amended and Restated Articles of Incorporation of
               Servico Metairie, Inc.(f)
 3.27.2   --   Bylaws of Servico Metairie, Inc.(f)
 3.28.1   --   Amended and Restated Articles of Incorporation of Servico
               Colesville, Inc.(f)
 3.28.2   --   Bylaws of Servico Colesvilles, Inc.(f)
 3.29.1   --   Amended and Restated Articles of Incorporation of Servico
               Columbia, Inc.(f)
 3.29.2   --   Bylaws of Servico Columbia, Inc.(f)
 3.30.1   --   Amended and Restated Articles of Incorporation of Servico
               Maryland, Inc.(f)
 3.30.2   --   Bylaws of Servico Maryland, Inc.(f)
 3.31.1   --   Amended and Restated Articles of Incorporation of NH Motel
               Enterprises, Inc.(f)
 3.31.2   --   Bylaws of NH Motel Enterprises, Inc. (formerly RRCHR,
               Inc.)(f)
 3.32.1   --   Amended and Restated Articles of Incorporation of
               Minneapolis Motel Enterprises, Inc.(f)
 3.32.2   --   Bylaws of Minneapolis Enterprises, Inc.(f)
 3.33.1   --   Amended and Restated Articles of Incorporation of Servico
               Roseville, Inc.(f)
 3.33.2   --   Bylaws of Servico Roseville, Inc.(f)
 3.34.1   --   Amended and Restated Articles of Incorporation of Lodgian
               Mount Laurel, Inc.(f)
 3.34.2   --   Bylaws of Lodgian Mount Laurel, Inc.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.35.1   --   Restated Certificate of Incorporation of Servico Grand
               Island, Inc.(f)
 3.35.2   --   Bylaws of Servico Grand Island, Inc.(f)
 3.36.1   --   Restated Certificate of Incorporation of Servico Jamestown,
               Inc.(f)
 3.36.2   --   Bylaws of Servico Jamestown, Inc.(f)
 3.37.1   --   Restated Certificate of Incorporation of Servico New York,
               Inc.(f)
 3.37.2   --   Bylaws of Servico New York, Inc.(f)
 3.38.1   --   Restated Certificate of Incorporation of Servico Niagara
               Falls, Inc.(f)
 3.38.2   --   Bylaws of Servico Niagara Falls, Inc.(f)
 3.39.1   --   Amended and Restated Articles of Incorporation of
               Fayetteville Motel Enterprises, Inc.(f)
 3.39.2   --   Bylaws of Fayetteville Motel Enterprises, Inc.(f)
 3.40.1   --   Second Amended and Restated Articles of Incorporation of
               Apico Hills, Inc.(f)
 3.40.2   --   Bylaws of Apico Inns of Green Tree, Inc.(f)
 3.41.1   --   Second Amended and Restated Articles of Incorporation of
               Apico Inns of Green Tree, Inc.(f)
 3.41.2   --   Bylaws of Apico Hills, Inc.(f)
 3.42.1   --   Second Amended and Restated Articles of Incorporation of
               Servico Hilton Head, Inc.(f)
 3.42.2   --   Bylaws of Servico Hilton Head, Inc.(f)
 3.43.1   --   Amended and Restated Articles of Incorporation of Servico
               Austin, Inc.(f)
 3.43.2   --   Bylaws of Servico Austin, Inc.(f)
 3.44.1   --   Second Amended and Restated Articles of Incorporation of
               Servico Houston, Inc.(f)
 3.44.2   --   Bylaws of Servico Houston, Inc.(f)
 3.45.1   --   Second Amended and Restated Articles of Incorporation of
               Servico Market Center, Inc.(f)
 3.45.2   --   Bylaws of Servico Market Center, Inc.(f)
 3.46.1   --   Second Amended and Restated Articles of Incorporation of
               Palm Beach Motel Enterprises, Inc.(f)
 3.46.2   --   Bylaws of Palm Beach Motel Enterprises, Inc.(f)
 4.1.1    --   Indenture, dated as of July 23, 1999, by and among Lodgian
               Financing Corp., Lodgian, Inc., the subsidiary guarantors
               named therein and Bankers Trust Company, as Trustee.(f)
 4.1.2    --   First Supplemental Indenture, dated as of September 13,
               1999, among Lodgian Financing Corp., Lodgian, Inc., the
               subsidiary guarantors named therein, the subsidiary of the
               Company listed on Schedule A annexed thereto and Bankers
               Trust Company, as Trustee.
 4.2      --   Indenture, dated as of June 17, 1998, between Servico, Inc.,
               Lodgian, Inc., and Wilmington Trust Company, as Trustee.(a)
 4.3      --   First Supplemental Indenture, dated as of June 17, 1998,
               between Servico, Inc., Lodgian, Inc., and Wilmington Trust
               Company, as Trustee.(a)
 4.4      --   Registration Rights Agreement, dated as of June 17, 1998,
               among Lodgian Capital Trust I, Servico, Inc., and
               NationsBanc Montgomery Securities, LLC.(a)
 4.5      --   Registration and Rights Agreement between Lodgian, Inc. and certain unitholders of Impac Hotel Group, LLC.(a)
 4.6      --   Specimen Note.(f)
 4.7      --   Specimen CRESTS.(a)
 4.8      --   Specimen Convertible Debenture.(a)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.1      --   Lodgian 1998 Short-Term, Incentive Compensation Plan.(a)
10.2      --   Lodgian 1998 Stock Incentive Plan.(a)
10.3      --   Lodgian Non-Employee Directors' Stock Plan.(a)
10.4      --   Guarantee Agreement, dated as of June 17, 1998, between
               Servico, Inc., Lodgian, Inc., and Wilmington Trust Company,
               as Guarantee Trustee.(a)
10.5      --   Amended and Restated Declaration of Trust of Lodgian Capital
               Trust I, dated as of June 17, 1998 between Servico, Inc., as
               Sponsor, David A. Buddemeyer, Charles M. Diaz and Phillip R.
               Hale, as Regular Trustees, and Wilmington Trust Company, as
               Delaware Trust and Property Trustee.(a)
10.6      --   Severance Agreement, dated November 10, 1998, between
               Servico, Inc., and David Buddemeyer.(g)
10.7      --   Severance Agreement, dated February 28, 1999, between
               Lodgian, Inc. and Warren M. Knight.(g)
10.8      --   Employment Agreement between Lodgian, Inc. and Robert S.
               Cole.(a)
10.9      --   Employment Agreement, dated May 2, 1997, between Karyn
               Marasco and Servico, Inc.(i)
10.10     --   Form of Employment Agreement, dated as of February 9, 2001 between the Lodgian, Inc. and Thomas Arasi.
10.11     --   Form of Separation Agreement, dated as of February 9, 2001 between Lodgian, Inc. and Robert S. Cole.
10.13     --   Voting Agreement, dated as of March 20, 1998, between
               Servico, Inc., and Certain Members of Impac.(c)
10.14     --   Voting Agreement, dated as of March 20, 1998, between
               Servico, Inc., and Certain Other Members of Impac.(c)
10.15     --   Credit Agreement, dated as of July 23, 1999, among Lodgian
               Financing Corp., Lodgian, Inc., Impac Hotel Group, LLC,
               Servico, Inc., and other affiliate guarantors party thereto and the initial lenders and initial issuing bank named
               therein and Morgan Stanley Senior Funding, Inc., as
               Administrative Agent and Collateral Agent, and Morgan
               Stanley Senior Funding, Inc., as Co-Lead Arranger and
               Joint-Book Manager and Syndication Agent, and Lehman
               Brothers, Inc., as Co-Lead Arranger and Joint-Book
               Manager.(f)
10.16     --   Security Agreement, dated July 23, 1999, from Lodgian
               Financing Corp., Sevico, Inc., Impac Hotel Group, LLC, and
               the other grantors referred to therein to Morgan Stanley
               Senior Funding, Inc., as Collateral Agent.(f)
10.17.1   --   Loan Agreement, dated December 8, 1998, Sheraton Concord,
               Inc., and Banc One Capital Funding Corporation.(f)
10.17.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Lodgian AMI, Inc., Penmoco, Inc., and Island Motel
               Enterprises, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.17.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.18.1   --   Loan Agreement, dated December 8, 1998, between Island Motel
               Enterprises, Inc., Penmoco, Inc., and Banc One Capital
               Funding Corporation.(f)
10.18.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., and Lodgian AMI, Inc., in favor of
               Banc One Capital Funding Corporation.(f)
10.18.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.19.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc., and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Lancaster East).(f)
10.19.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco Inc., and Island Motel
               Enterprises, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.19.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.20.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc., and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- International Airport).(f)
10.20.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco Inc., and Island Motel
               Enterprises, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.20.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.21.1   --   Loan Agreement dated as of July 18, 1996, among GMAC
               Commercial Mortgage Corporation and Servico Council Bluffs,
               Inc., Servico West Des Moines, Inc., Servico Omaha, Inc.,
               Servico Omaha Central, Inc., and Servico Wichita, Inc.(f)
10.21.2   --   Mortgage Note in the amount of $16.84 million, dated as of
               July 18, 1996, by Servico Council Bluffs, Inc., Servico West
               Des Moines, Inc., Servico Omaha, Inc., Servico Omaha
               Central, Inc., and Servico Wichita, Inc., in favor of GMAC
               Commercial Mortgage Corporation.(f)
10.22.1   --   Loan Agreement dated as of May 7, 1996, between GMAC
               Commercial Mortgage Corporation and Servico Lansing, Inc.(f)
10.22.2   --   Mortgage Note in the original amount of $5.687 million,
               dated as of May 7, 1996, by Servico Lansing, Inc., in favor of GMAC Commercial Mortgage Corporation.(f)
10.23.1   --   Loan Agreement dated as of January 17, 1996, among Loan
               Services,Inc., and Brecksville Hospitality, L.P., Sioux City
               Hospitality, L.P., and 1075 Hospitality, L.P.(f)
10.23.2   --   Mortgage Note in original amount of $12.91 million by
               Brecksville Hospitality, L.P., Sioux City Hospitality, L.P.,
               and 1075 Hospitality, L.P., in favor of GMAC Commercial
               Mortgage Corporation.(f)
10.24.1   --   Loan Agreement dated as of January 31, 1995, by and among
               Column Financial, Inc., and Servico Fort Wayne, Inc.,
               Washington Motel Enterprises, Inc., Servico Hotels I, Inc.,
               Servico Hotels II, Inc., Servico Hotels III, Inc., Servico
               Hotels IV, Inc., New Orleans Airport Motels Associates,
               Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc.,
               and Moon Airport Hotel Inc.(f)
10.24.2   --   Promissory Note in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc.,
               Washington Motel Enterprises, Inc., Servico Hotels I, Inc.,
               Servico Hotels II, Inc., Servico Hotels III, Inc., Servico
               Hotels IV, Inc., New Orleans Airport Motels Associates,
               Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc.,
               and Moon Airport Hotel Inc., in favor of Column Financial,
               Inc.(f)
10.25.1   --   Loan Agreement dated as of June 29, 1995, between Column
               Financial, Inc., and East Washington Hospitality Limited
               Partnership.(f)
10.25.2   --   Promissory Note in original amount of $11.0 million, dated as of June 29, 1995, by East Washington Hospitality Limited
               Partnership in favor Column Financial, Inc.(f)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.26.1   --   Loan Agreement, dated as of January 31, 1995 and amended as of June 29, 1995, between Column Financial, Inc., and
               McKnight Motel, Inc.(f)
10.26.2   --   Promissory Note in original amount of $3.9 million, dated as of January 31, 1995 and amended as of June 29, 1995, by
               McKnight Motel, Inc., in favor of Column Financial, Inc.(f)
10.27.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc., and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Glen Burnie).(f)
10.27.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998 by
               Servico Concord, Inc., Penmoco Inc., and Island Motel
               Enterprises, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.27.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.28.1   --   Loan Agreement, dated December 8, 1998, between Lodgian AMI,
               Inc., and Banc One Capital Funding Corporation (relating to
               Holiday Inn -- Inner Harbor).(f)
10.28.2   --   Guaranty and Indemnity Agreement, dated December 8, 1998, by
               Servico Concord, Inc., Penmoco Inc., and Island Motel
               Enterprises, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.28.3   --   Limited Guaranty and Indemnity Agreement, dated December 8,
               1998, by Lodgian, Inc., in favor of Banc One Capital Funding
               Corporation.(f)
10.29     --   Form of Amendment No. 1, Waiver and Consent to the Credit
               Agreement among Lodgian Financing Corp., Lodgian, Inc.,
               Impac Hotel Group, LLC, Servico Inc., the other Affiliate
               Guarantors party hereto, the Lenders and Issuing Bank named herein, Morgan Stanley Senior Funding, Inc., as
               Administrative Agent and Collateral Agent, Morgan Stanley
               Senior Funding, Inc., as Co-Lead Arranger, Joint-Book
               Manager and Syndication Agent, Lehman Brothers Inc., as
               Co-Lead Arranger, Joint-Book Manager and Lehman Commercial
               Paper Inc., as Documentation Agent.(k)
10.30     --   Form of Consolidated, Amended and Restated Loan Agreement
               dated as of August 31, 2000 by and among Impac Hotels II,
               L.L.C. and Impac Hotels III, L.L.C. and the Capital Company
               of America LLC.(k)
12.1      --   Statement Regarding Computation of Earnings to Fixed
               Charges.(h)
21.1      --   Subsidiaries of Lodgian, Inc.

---------------

(a) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-4, as amended, filed on July 17, 1998. (SEC File No. 333-59315)
(b) This exhibit is incorporated by reference to Servico, Inc.'s Form 10-K for the year ended December 31, 1997, filed on March 31, 1998. (SEC File No. 001-11342)
(c) This exhibit is incorporated by reference to Servico, Inc.'s Form 8-K dated March 20, 1998, filed on March 26, 1998. (SEC File No 00-11342)
(d) This exhibit is incorporated by reference to the Company's Form 8-K dated December 11, 1998, filed on December 28, 1998. (SEC File No. 001-14537)
(e) This exhibit is incorporated by reference to the Company's Form 8-K dated March 9, 2000, filed on March 9, 2000. (SEC File No. 001-14537)
(f) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-4, as amended, filed on August 13, 1999. (SEC File No. 333-85235-01)
(g) This exhibit is incorporated by reference to exhibits and appendices to the Company's Annual Report on Form 10-K, filed on March 31, 1999. (SEC File No. 001-14537)
(h) This exhibit is incorporated by reference to exhibits and appendices to the Company's Registration Statement on Form S-1, as amended, filed on July 14, 1999. (SEC File No. 333-82859)

(i) This exhibit is incorporated by reference to Servico's Form 10-Q for the period ended June 30, 1997, filed on August 14, 1997, (SEC File No. 001-11342)
(j) This exhibit is incorporated by reference to Servico's Form 8-K filed on September 17, 1998. (SEC File No. 001-11342)
(k) This exhibit is incorporated by reference to the Company's Form 10-Q dated March 31, 2000, filed on December 15, 2000. (SEC File No. 001-14537)

                                   SIGNATURES

     Pursuant to the requirement of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                          LODGIAN, INC.

                                          By:       /s/ THOMAS ARASI
                                            ------------------------------------
                                                        Thomas Arasi
                                             Chief Executive Officer, President
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 28, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ THOMAS ARASI                     Chief Executive Officer, President and
-----------------------------------------------------    Director
                    Thomas Arasi

                /s/ THOMAS R. EPPICH                   Chief Financial Officer
-----------------------------------------------------
                  Thomas R. Eppich

                /s/ JOSEPH C. CALABRO                  Chairman of the Office of the Chairman of the
-----------------------------------------------------    Board of Directors
                 Joseph. C. Calabro

                 /s/ ROBERT S. COLE                    Director
-----------------------------------------------------
                   Robert S. Cole

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