Form 10-Q
period 2001-03-31
LODGIAN INC
filed 2001-05-15
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 1-14537
                                               -------


                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)


                            DELAWARE                                             52-2093696
                            --------                                             ----------
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

        3445 PEACHTREE ROAD, N.E., SUITE 700, ATLANTA, GA                           30326
            (Address of principal executive offices)                             (Zip Code)



        Registrant's telephone number, including area code (404) 364-9400

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


CLASS                                    OUTSTANDING AS OF MAY 2, 2001
-----------------------------            -----------------------------
Common                                             28,139,481

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                Page
                                                                                ----


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000..................................    1
           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 and 2000 (unaudited).............    2
           Condensed Consolidated Statements of Stockholders' Equity
           for the Three Months Ended March 31, 2001 (unaudited) and for the
           Year Ended December 31, 2000.......................................    3
           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000 (unaudited).............    4
           Notes to Consolidated Financial Statements (unaudited).............    5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................   17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................   24

Item 2.    Changes in Securities..............................................   25

Item 6.    Exhibits and Reports on Form 8-K...................................   25

Signatures ...................................................................   26

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LODGIAN, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,
                                                                                             2001               DECEMBER 31,
                                                                                          (UNAUDITED)              2000
                                                                                          -----------           -----------
                                                                                                   (IN THOUSANDS,
                                                                                                 EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................          $     9,325           $    21,002
  Cash, restricted .............................................................                2,803                 2,237
  Accounts receivable, net of allowances .......................................               21,885                20,624
  Inventories ..................................................................                7,742                 7,805
  Prepaid expenses and other current assets ....................................                9,505                 9,261
                                                                                          -----------           -----------
      Total current assets .....................................................               51,260                60,929
Property and equipment, net ....................................................            1,018,762             1,059,048
Deposits for capital expenditures ..............................................               12,582                14,005
Other assets, net ..............................................................               27,017                29,965
                                                                                          -----------           -----------
                                                                                          $ 1,109,621           $ 1,163,947
                                                                                          ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................          $    19,166           $    25,088
  Accrued interest .............................................................               10,189                16,795
  Other accrued liabilities ....................................................               33,267                37,203
  Advance deposits .............................................................                3,199                 1,854
  Current portion of long-term obligations .....................................               61,789                79,843
                                                                                          -----------           -----------
      Total current liabilities ................................................              127,610               160,783
Long-term obligations, less current portion ....................................              650,792               674,038
Deferred income taxes ..........................................................                3,603                 3,603
Minority interests:
  Preferred redeemable securities (including related accrued interest) .........              187,575               184,349
  Other ........................................................................                5,520                 4,294
                                                                                          -----------           -----------
      Total liabilities ........................................................              975,100             1,027,067
Commitments and contingencies ..................................................                   --                    --
Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares authorized; 28,415,849 and
    28,290,424 shares issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively ............................................                  284                   282
  Additional paid-in capital ...................................................              264,402               263,320
  Deferred stock compensation ..................................................                 (901)                   --
  Accumulated deficit ..........................................................             (127,398)             (125,542)
  Accumulated other comprehensive loss .........................................               (1,866)               (1,180)
                                                                                          -----------           -----------
      Total stockholders' equity ...............................................              134,521               136,880
                                                                                          -----------           -----------
                                                                                          $ 1,109,621           $ 1,163,947
                                                                                          ===========           ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LODGIAN, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                 MARCH 31,                MARCH 31,
                                                                   2001                     2000
                                                                 ---------                ---------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                          (UNAUDITED)
Revenues:
  Rooms ..........................................               $  84,018                $ 100,117
  Food and beverage ..............................                  25,202                   31,504
  Other ..........................................                   5,553                    6,736
                                                                 ---------                ---------
                                                                   114,773                  138,357

Operating expenses:
 Direct:
    Rooms ........................................                  24,108                   28,601
    Food and beverage ............................                  18,663                   23,218
    Other ........................................                   3,204                    4,310
General, administrative and other ................                  51,480                   55,145
Depreciation and amortization ....................                  15,657                   16,032
Impairment of long-lived assets ..................                     565                    9,613
Severance expense ................................                     750                       --
                                                                 ---------                ---------
      Total operating expenses ...................                 114,427                  136,919
                                                                 ---------                ---------
                                                                       346                    1,438

Other income (expenses):
  Interest income and other ......................                     266                      305
  Interest expense ...............................                 (20,765)                 (23,987)
  Gain on asset dispositions .....................                  24,369                       95
Minority interests:
  Preferred redeemable securities ................                  (3,226)                  (3,063)
  Other ..........................................                    (146)                    (307)
                                                                 ---------                ---------
Income (loss) before income taxes ................                     844                  (25,519)
Provision (benefit) for income taxes .............                   2,700                   (8,677)
                                                                 ---------                ---------
Net loss .........................................               $  (1,856)               $ (16,842)
                                                                 =========                =========

Loss per common share - basic and diluted ........               $   (0.07)               $   (0.60)
                                                                 =========                =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       ACCUMULATED
                                        COMMON STOCK        ADDITIONAL     DEFERRED                        OTHER           TOTAL
                                     ------------------      PAID-IN        STOCK       ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT           LOSS          EQUITY
                                     ----------   ------     --------    ------------  -------------   -------------   -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1999 .....   28,130,325    $281      $262,760      $     --       $ (37,587)      $   (912)      $ 224,542
401(k) Plan contribution .........      144,131       1           504                            --             --             505
Director compensation ............       15,968                    56                            --             --              56
Net loss .........................           --      --            --                       (87,955)            --         (87,955)
Currency translation
  adjustments ....................           --      --            --                            --           (268)           (268)
                                                                                                                         ---------
Comprehensive loss ...............           --      --            --                            --             --         (88,223)
                                     ----------    ----      --------      --------       ---------       --------       ---------
Balance at December 31, 2000 .....   28,290,424     282       263,320            --        (125,542)        (1,180)        136,880
401(k) Plan contribution .........      125,425       2           142                                                          144
Deferred stock compensation ......           --      --           940          (940)                            --              --
Amortization of deferred stock
 compensation ....................           --      --            --            39              --             --              39
Net loss .........................           --      --            --            --          (1,856)            --          (1,856)
Currency translation
  adjustments ....................           --      --            --            --              --           (686)           (686)
                                                                                                                         ---------
Comprehensive loss ...............                                                                                          (2,542)
                                     ----------    ----      --------      --------       ---------       --------       ---------
Balance at March 31, 2001 ........   28,415,849    $284      $264,402      $   (901)      $(127,398)      $ (1,866)      $ 134,521
                                     ==========    ====      ========      ========       =========       ========       =========

The data for the three months ended March 31, 2001 is unaudited.

The comprehensive loss for the three months ended March 31, 2000 was $16,842.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         2001              2000
                                                                      ---------          ---------
                                                                           (IN THOUSANDS)
                                                                            (UNAUDITED)
Operating activities:
  Net loss .................................................          $ (1,856)          $(16,842)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ..........................            15,657             16,032
    Gain on sale of assets .................................           (24,369)               (95)
    Deferred income tax benefit ............................                --             (8,677)
    Minority interests .....................................             3,372                308
    Impairment of long-lived assets ........................               565              9,613
    401(k) plan contributions ..............................               144                 --
    Amortization of non-cash stock compensation ............                39                 --
    Other ..................................................               970              1,006
    Changes in operating assets and liabilities:
      Accounts receivable ..................................            (1,261)              (934)
      Inventories ..........................................                63                182
      Other assets .........................................              (810)            (1,513)
      Accounts payable .....................................            (6,584)           (14,561)
      Accrued liabilities and advance deposits .............            (9,197)            (3,324)
                                                                      --------           --------
Net cash used in operating activities ......................           (23,267)           (18,805)
Investing activities:
  Capital improvements, net ................................            (7,324)           (23,994)
  Proceeds from sale of assets, net ........................            58,826             19,400
  Net withdrawals (deposits) for capital expenditures ......             1,423             (1,978)
                                                                      --------           --------
Net cash provided by (used in) investing activities ........            52,925             (6,572)
Financing activities:
  Proceeds from borrowings on working capital revolver .....            16,000             30,000
  Proceeds from issuance of long-term obligations ..........                --              2,085
  Principal payments on long-term obligations ..............           (42,335)            (2,115)
  Principal payments on working capital revolver ...........           (15,000)            (5,000)
  Distributions to minority interests ......................                --                (93)
                                                                      --------           --------
Net cash (used in) provided by  financing activities .......           (41,335)            24,877
                                                                      --------           --------
Net decrease in cash and cash equivalents ..................           (11,677)              (500)
Cash and cash equivalents at beginning of period ...........            21,002             14,644
                                                                      --------           --------
Cash and cash equivalents at end of period .................          $  9,325           $ 14,144
                                                                      ========           ========

Supplemental cash flow information:
Cash paid during the period for:
  Interest, net of amount capitalized ......................          $ 26,057           $ 28,088
                                                                      ========           ========
  Income taxes, net of refunds .............................          $  2,700           $    111
                                                                      ========           ========
Supplemental disclosure of non-cash investing
 and financing activities:
  Net non-cash debt increase ...............................          $     35           $     --
                                                                      ========           ========
  Deferred stock compensation ..............................          $    940           $     --
                                                                      ========           ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and five partnerships in which Lodgian exercises control (collectively "Lodgian" or the "Company"). Lodgian believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. One unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000. The results for interim periods are not necessarily indicative of the results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current period presentation.

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------        ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)

Numerator:
  Net loss                                            $ (1,856)       $ (16,842)
                                                      ========        =========

Denominator:
  Denominator for basic and diluted earnings
  per share-weighted-average shares                     28,290           28,029
                                                      ========        =========

Basic and diluted earnings per share:
  Net loss                                            $  (0.07)       $   (0.60)
                                                      ========        =========

                         LODGIAN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


         The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

3.       ASSET DISPOSITIONS AND DEBT REDUCTIONS

         As discussed in Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations and Note 4 to the financial statements, at the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company. With regard to these strategic plans, the Company sold twenty-two hotel properties and four other assets between January 1, 2000 and May 15, 2001. Gross sales price of these twenty-six properties was $275.6 million while the reduction of debt was $207.4 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                       Properties  Gross Sales      Debt
            Period                         Sold        Price     Reduction
-------------------------------        ---------   -----------   ---------
January 1, to December 31, 2000               23       $ 208.8     $ 151.1
January 1, to March 31, 2001                   2          66.2        55.8
April 1, 2001 to May 15, 2001                  1           0.6         0.5
                                       ---------   -----------   ---------
                                              26       $ 275.6     $ 207.4
                                       =========   ===========   =========


         Included in the twenty-three properties sold in 2000 was a group of ten hotels, located in the western United States, which were sold to a single unaffiliated third party purchaser on August 31, 2000. The gross sales price was $132 million and the net proceeds of $118 million, after deducting closing costs and prorations, were used to pay down debt.

         The following unaudited proforma information is presented as if the Company had completed the sale of the ten hotels, located in the western United States, as of January 1, 2000. This proforma information is not necessarily indicative of what the actual results would have been for the three months ended March 31, 2000, nor does it purport to represent the results for future periods and does not represent the effect of the sales of the remaining sixteen properties.

                                                       Three Months Ended
                                                          MARCH 31, 2000
                                                      --------------------
                                                      (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)

Total revenues                                              $126,958
Net loss                                                    $(13,403)
Net loss per common share, basic and diluted                $  (0.48)

         The Company's total outstanding debt as of May 15, 2001 (excluding CRESTS) was approximately $711.5 million. Of this amount, $59.8 million is due in 2001. As of May 15, 2001, the Company's held for sale properties have an estimated fair value of approximately $23.6 million.

                         LODGIAN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


         The Company may continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

         In 2001, the Company may need to sell assets to meet its remaining $59.8 million amortization payment requirements in 2001 and its capital improvement program, as discussed in the Liquidity and Capital Resources section following. Therefore, the Company may continue to identify properties to be classified as held for sale. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, if the Company is unable to complete a refinancing as discussed in Note 5, there can be no assurance that the sales will occur or generate sufficient net proceeds to meet these obligations.

4.       ASSETS HELD FOR SALE

         As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the financial statements, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the Company has identified and may continue to evaluate throughout 2001 properties which may be classified as held for sale to meet these objectives.

         Impairment charges for the three months ended March 31, 2001 and March 31, 2000, were $0.6 million and $9.6 million, respectively. The Company's first quarter 2001 charge comprises $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously considered held for sale is no longer being actively marketed for sale as of March 31, 2001. The first quarter 2000 charge related to revised estimates of fair value for properties held for sale as of March 31, 2000. The Company may incur additional impairment charges in subsequent quarters if it identifies properties to be considered held for sale to meet the objectives described.

         Summary results of operations included in the Statement of Operations with respect to the properties identified as held for sale at March 31, 2001 are as follows (in thousands):

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                      ------------------------
                                         2001          2000
                                      ----------    ----------

Revenues                                $ 2,760       $ 3,046
                                        =======       =======
Loss before income taxes                $   645(1)    $ 3,456(1)
                                        =======       =======


(1) Includes impairment charge of $0.6 million and $4.0 million, respectively.

         Included in property and equipment is $19.5 million (7 properties) and $39.8 million (10 properties) related to properties identified as held for sale at March 31, 2001 and December 31, 2000, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


5.       DEBT AMENDMENTS AND COVENANTS

         Due to, among other factors, weakness in the Company's first quarter 2001 operating results, the Company would have been in violation of certain financial covenant ratios related to its Senior Secured loan credit facility when it completed its financial statements for the period ended March 31, 2001. On May 15, 2001, the Company reached an oral agreement to amend its Senior Secured loan credit facility. The Company expects to execute the amendment within the next few days. The interest rate spread, currently LIBOR plus 4.25%, will increase 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% and then remain in effect until maturity. If the Company's debt is downgraded by a rating agency subsequent to the amendment date the interest rate spread will increase a one time additional 25 basis points up to a maximum of LIBOR plus 6.00%. The interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain coverage ratios. Additional amortization payment requirements for tranche B term loans of $7.5 million are required on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002,
respectively. The amendment modifies various covenants and coverage ratios, which the Company is now in compliance with as of March 31, 2001. The Company will pay an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitments on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver will be converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million.
As of May 15, 2001, the Company has $22.3 million of unused availability on the working capital revolver portion of its Senior Secured loan credit facility of which $1.0 million is available for borrowings through June 30, 2001 and, subject to continued compliance, the full amount of the unused availability is available for borrowings starting July 1, 2001. The Company anticipates paying the remaining $6.7 million amortization due on June 30, 2001 on its Senior Secured loan credit facility from its existing cash and cash flow from operating activities through June 30, 2001. At May 15, 2001, the Company had $202.0 million outstanding on its Senior Secured loan credit facility. The Company is considering a variety of refinancing opportunities to completely pay off these obligations prior to January 2, 2002. However, there can be no assurances that the Company can complete a refinancing on more favorable terms.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") are due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA and the Company do not intend to make this payment on May 20, 2001. MHA and the Company are cooperating with the note holders in marketing the hotel for sale. As of March 31, 2001, the Company has recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, there will not be any remaining net proceeds available for MHA or the Company.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements. In most cases, management has the intention and believes they have the ability to cure such instances of noncompliance within the applicable cure periods and that these events of noncompliance will not result in events of default under the respective loan agreements during 2001. However, in selected situations, as warranted based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. Management has not been notified of nor does it believe it is in noncompliance with any of its loan agreements as a result of noncompliance with its franchise agreements as of March 31, 2001.


6.       DEFERRED STOCK COMPENSATION

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on February 9, 2001, the Company named a new President and Chief Executive Officer. As part of the employment agreement, the Company granted the executive options to acquire 2,000,000 shares of common stock, which vest equally over four years. As the exercise price of the options was less than the fair market value of the stock on the measurement date, the Company recognized deferred stock compensation expense of $940,000 which will be amortized over the vesting period. The options were granted outside of the Lodgian, Inc. 1998 Stock Incentive Plan.

                         LODGIAN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.       SEVERANCE EXPENSES

         On February 9, 2001, the Company's former Chief Executive Officer and President and Lodgian entered into a Separation Agreement. On this date, the former Chief Executive Officer and President, with the Company's consent, resigned his position and continued as a non-officer employee through March 2, 2001. The former Chief Executive Officer and President received a severance payment of $750,000 in full settlement of all amounts due by reason of the termination of his employment agreement. The Company and the former Chief Executive Officer and President released one another from all claims rising out of his employment with the Company. In addition, any future contingent development fee obligations arising from the Company acquiring or developing any hotels or properties identified in the Merger Agreement as Impac's acquisition land development pipeline also ceased.

8.       INCOME TAXES

         The Company recognized an income tax provision of $2.7 million for the first quarter 2001. This related, primarily, to a provision for state income taxes on the gain on sale of one hotel. There were no operating losses to offset this gain.

9.       COMMITMENTS AND CONTINGENCIES

         In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract, quantum meruit, and fraud among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming an undisclosed amount of actual damages and punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. On March 1, 2001, a New York Court dismissed all of the contractor's claims based upon fraud, effectively reducing the plaintiff's outstanding claims by $40 million. The contractor subsequently agreed to withdraw its claims for punitive damages in the Illinois action. The Company believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 agreement. WH claims entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. Although the Demand for Arbitration did not make a specific damages demand, WH claimed in its pre-hearing statement an amount of $764,500. Management believes it has meritorious defenses to this matter and is defending it vigorously.

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

                         LODGIAN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

10.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137 and 138, was adopted by the Company in the current fiscal quarter. The adoption did not have any impact on the Company's financial statements.

11.      SUPPLEMENTAL GUARANTOR INFORMATION

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

         The following supplemental condensed consolidating financial statements present balance sheets as of March 31, 2001 and December 31, 2000 and statements of operations and cash flows for the three months ended March 31, 2001 and 2000. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001

                                                                          SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                                              PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------     ----------   -------------   ------------   ------------
                                                                                        (UNAUDITED)
                                                                                       (IN THOUSANDS)
                                                              ASSETS
Current assets:
     Cash and cash equivalents ........................     $       6      $  12,077      $  (2,758)     $     --      $    9,325
     Cash, restricted .................................            --             --          2,803            --           2,803
     Accounts receivable, net of allowances ...........            --          9,652         12,233            --          21,885
     Inventories ......................................            --          3,539          4,203            --           7,742
     Prepaid expenses and other current assets ........         3,603             98          5,804            --           9,505
                                                            ---------      ---------      ---------      --------      ----------
            Total current assets ......................         3,609         25,366         22,285            --          51,260
Property and equipment, net ...........................            --        550,219        468,543            --       1,018,762
Deposits for capital expenditures .....................            --            515         12,067            --          12,582
Investment in consolidated entities ...................      (304,655)            --             --       304,655              --
Due from (to) affiliates ..............................       445,081       (263,259)      (181,822)           --              --
Other assets, net .....................................            --         15,664         11,353            --          27,017
                                                            ---------      ---------      ---------      --------      ----------
                                                            $ 144,035      $ 328,505      $ 332,426      $304,655      $1,109,621
                                                            =========      =========      =========      ========      ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................     $      --      $   8,001      $  11,165      $     --      $   19,166
      Accrued interest ................................            --          8,419          1,770            --          10,189
      Other accrued liabilities .......................            --          8,602         24,665            --          33,267
      Advance deposits ................................            --          1,426          1,773            --           3,199
      Current portion of long-term obligations ........            --         49,037         12,752            --          61,789
                                                            ---------      ---------      ---------      --------      ----------
            Total current liabilities .................            --         75,485         52,125            --         127,610
Long-term obligations, less current portion ...........         4,045        353,591        293,156            --         650,792
Deferred income taxes .................................         3,603             --             --            --           3,603
Minority interests:
      Preferred redeemable securities (including
       related accrued interest) ......................            --             --        187,575            --         187,575
      Other ...........................................            --             --          5,520            --           5,520
                                                            ---------      ---------      ---------      --------      ----------
           Total liabilities ..........................         7,648        429,076        538,376            --         975,100
                                                            ---------      ---------      ---------      --------      ----------
Commitments and contingencies .........................            --             --             --            --              --
Stockholders' equity:
       Common stock ...................................           284             33            443          (476)            284
       Additional paid-in capital .....................       264,402         22,619        (40,255)       17,636         264,402
       Deferred stock compensation ....................          (901)            --             --            --            (901)
       Accumulated deficit ............................      (127,398)      (121,357)      (166,138)      287,495        (127,398)
       Accumulated other comprehensive loss ...........            --         (1,866)            --            --          (1,866)
                                                            ---------      ---------      ---------      --------      ----------
             Total stockholders' equity (deficit) .....       136,387       (100,571)      (205,950)      304,655         134,521
                                                            ---------      ---------      ---------      --------      ----------
                                                            $ 144,035      $ 328,505      $ 332,426      $304,655      $1,109,621
                                                            =========      =========      =========      ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                          SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                                              PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------     ----------   -------------   ------------   ------------
                                                                                       (IN THOUSANDS)
                                                              ASSETS
Current assets:
     Cash and cash equivalents ........................     $       6      $  20,653      $     343      $     --      $   21,002
     Cash, restricted .................................            --             --          2,237            --           2,237
     Accounts receivable, net of allowances ...........            --          8,031         12,593            --          20,624
     Inventories ......................................            --          3,609          4,196            --           7,805
     Prepaid expenses and other current assets ........         3,603            110          5,548            --           9,261
                                                            ---------      ---------      ---------      --------      ----------
            Total current assets ......................         3,609         32,403         24,917            --          60,929
Property and equipment, net ...........................            --        553,941        505,107            --       1,059,048
Deposits for capital expenditures .....................            --            917         13,088            --          14,005
Investment in consolidated entities ...................      (295,521)            --             --       295,521              --
Due from (to) affiliates ..............................       437,585       (233,776)      (203,809)           --              --
Other assets, net .....................................            --         16,501         13,464            --          29,965
                                                            ---------      ---------      ---------      --------      ----------
                                                            $ 145,673      $ 369,986      $ 352,767      $295,521      $1,163,947
                                                            =========      =========      =========      ========      ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................     $      --      $   9,107      $  15,981      $     --      $   25,088
      Accrued interest ................................            --         15,200          1,595            --          16,795
      Other accrued liabilities .......................            --          9,095         28,108            --          37,203
      Advance deposits ................................            --            855            999            --           1,854
      Current portion of long-term obligations ........            --         67,190         12,653            --          79,843
                                                            ---------      ---------      ---------      --------      ----------
            Total current liabilities .................            --        101,447         59,336            --         160,783
Long-term obligations, less current portion ...........         4,010        353,213        316,815            --         674,038
Deferred income taxes .................................         3,603             --             --            --           3,603
Minority interests:
      Preferred redeemable securities (including
       related accrued interest) ......................            --             --        184,349            --         184,349
      Other ...........................................            --             --          4,294            --           4,294
                                                            ---------      ---------      ---------      --------      ----------
           Total  liabilities .........................         7,613        454,660        564,794            --       1,027,067
                                                            ---------      ---------      ---------      --------      ----------
Commitments and contingencies .........................            --             --             --            --              --
Stockholders' equity:
       Common stock ...................................           282             33            441          (474)            282
       Additional paid-in capital .....................       263,320         22,619        (41,337)       18,718         263,320
       Accumulated deficit ............................      (125,542)      (106,146)      (171,131)      277,277        (125,542)
       Accumulated other comprehensive loss ...........            --         (1,180)            --            --          (1,180)
                                                            ---------      ---------      ---------      --------      ----------
             Total stockholders' equity (deficit) .....       138,060        (84,674)      (212,027)      295,521         136,880
                                                            ---------      ---------      ---------      --------      ----------
                                                            $ 145,673      $ 369,986      $ 352,767      $295,521      $1,163,947
                                                            =========      =========      =========      ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                          SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                                              PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------     ----------   -------------   ------------   ------------
                                                                                        (UNAUDITED)
                                                                                       (IN THOUSANDS)
Revenues:
  Rooms ...............................................     $      --      $  40,399      $  43,619      $     --      $   84,018
  Food and beverage ...................................            --         12,378         12,824            --          25,202
  Other ...............................................            --          2,541          3,012            --           5,553
                                                            ---------      ---------      ---------      --------      ----------
                                                                   --         55,318         59,455            --         114,773

Operating expenses:
 Direct:
    Rooms .............................................            --         11,565         12,543            --          24,108
    Food and beverage .................................            --          9,098          9,565            --          18,663
    Other .............................................            --          1,487          1,717            --           3,204
General, administrative and other .....................            --         22,469         29,011            --          51,480
Depreciation and amortization .........................            --          7,269          8,388            --          15,657
Impairment of long-lived assets .......................            --         (2,735)         3,300            --             565
Severance expenses ....................................            --             --            750            --             750
                                                            ---------      ---------      ---------      --------      ----------
            Total operating expenses ..................            --         49,153         65,274            --         114,427
                                                            ---------      ---------      ---------      --------      ----------
                                                                   --          6,165         (5,819)           --             346

Other income (expenses):
  Interest income and other ...........................            --             --            266            --             266
  Interest expense ....................................            --        (13,034)        (7,731)           --         (20,765)
  Gain on asset dispositions ..........................            --             20         24,349            --          24,369
  Equity in income of consolidated subsidiaries .......           844             --             --          (844)             --
Minority interests:
  Preferred redeemable securities .....................            --             --         (3,226)           --          (3,226)
  Other ...............................................            --             --           (146)           --            (146)
                                                            ---------      ---------      ---------      --------      ----------
Income (loss) before income taxes .....................           844         (6,849)         7,693          (844)            844
Provision  for income taxes ...........................         2,700             --          2,700        (2,700)          2,700
                                                            ---------      ---------      ---------      --------      ----------
                 Net (loss) income ....................     $  (1,856)     $  (6,849)     $   4,993      $  1,856      $   (1,856)
                                                            =========      =========      =========      ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                                          SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                                              PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------     ----------   -------------   ------------   ------------
                                                                                        (UNAUDITED)
                                                                                       (IN THOUSANDS)
Revenues:
  Rooms ...............................................     $      --      $  45,301      $  54,816      $     --      $  100,117
  Food and beverage ...................................            --         13,921         17,583            --          31,504
  Other ...............................................            --          2,788          3,948            --           6,736
                                                            ---------      ---------      ---------      --------      ----------
                                                                   --         62,010         76,347            --         138,357
                                                            ---------      ---------      ---------      --------      ----------

Operating expenses:
 Direct:
    Rooms .............................................            --         12,992         15,609            --          28,601
    Food and beverage .................................            --         10,111         13,107            --          23,218
    Other .............................................            --          1,942          2,368            --           4,310
General, administrative and other .....................            --         22,791         32,354            --          55,145
Depreciation and amortization .........................            --          5,935         10,097            --          16,032
Impairment of long-lived assets .......................            --          8,800            813                         9,613
                                                            ---------      ---------      ---------      --------      ----------
            Total operating expenses ..................            --         62,571         74,348            --         136,919
                                                            ---------      ---------      ---------      --------      ----------
                                                                   --           (561)         1,999            --           1,438

Other income (expenses):
  Interest income and other ...........................            --             --            305            --             305
  Interest expense ....................................            --        (13,429)       (10,558)           --         (23,987)
  Gain on asset dispositions ..........................            --             95             --            --              95
  Equity in loss of consolidated subsidiaries .........       (25,519)            --             --        25,519              --

Minority interests:
  Preferred redeemable securities .....................            --             --         (3,063)                       (3,063)
  Other ...............................................            --             --           (307)                         (307)
                                                            ---------      ---------      ---------      --------      ----------
Loss before income taxes ..............................       (25,519)       (13,895)       (11,624)       25,519         (25,519)
Benefit for income taxes ..............................        (8,677)        (4,724)        (3,953)        8,677          (8,677)
                                                            ---------      ---------      ---------      --------      ----------
               Net loss ...............................     $ (16,842)     $  (9,171)     $  (7,671)     $ 16,842      $  (16,842)
                                                            =========      =========      =========      ========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                  PARENT AND      SUBSIDIARY      NON-GUARANTOR         TOTAL
                                                                 ELIMINATIONS     GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                                 ------------     ----------      -------------      ------------
                                                                                         (UNAUDITED)
                                                                                        (IN THOUSANDS)
Operating activities:
 Net loss ..................................................       $   --         $  (6,849)        $   4,993         $  (1,856)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization ............................           --             7,269             8,388            15,657
  Gain on sale of assets ...................................           --               (20)          (24,349)          (24,369)
  Minority interests .......................................           --                --             3,372             3,372
  Impairment of long-lived assets ..........................           --            (2,735)            3,300               565
  401(k) plan contributions ................................          144                --                --               144
  Amortization of non-cash stock compensation ..............           39                                  --                39
  Other ....................................................           35               773               162               970
 Changes in operating assets and liabilities:
  Accounts receivable ......................................           --            (1,620)              359            (1,261)
  Inventories ..............................................           --                70                (7)               63
  Other assets .............................................           --                12              (822)             (810)
  Accounts payable .........................................           --            (1,106)           (5,478)           (6,584)
  Accrued liabilities and advance deposits .................           --            (6,703)           (2,494)           (9,197)
                                                                   ------         ---------         ---------         ---------
Net cash provided by (used in) operating activities ........          218           (10,909)          (12,576)          (23,267)
Investing activities:
  Capital improvements, net ................................           --            (4,568)           (2,756)           (7,324)
  Proceeds from sale of assets, net ........................           --             3,153            55,673            58,826
  Net withdrawals for capital expenditures .................           --               402             1,021             1,423
                                                                   ------         ---------         ---------         ---------
  Net cash provided by (used in) investing activities ......           --            (1,013)           53,938            52,925
Financing activities:
  Proceeds from borrowings on working capital revolver .....           --            16,000                --            16,000
  Proceeds received from (paid to) related parties .........         (218)           21,121           (20,903)               --
  Principal payments on long-term obligations ..............           --           (18,775)          (23,560)          (42,335)
  Principal payments on working capital revolver ...........           --           (15,000)               --           (15,000)
                                                                   ------         ---------         ---------         ---------
  Net cash (used in) provided by financing activities ......         (218)            3,346           (44,463)          (41,335)
                                                                   ------         ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents .......           --            (8,576)           (3,101)          (11,677)
Cash and cash equivalents at beginning of period ...........            6            20,653               343            21,002
                                                                   ------         ---------         ---------         ---------
Cash and cash equivalents at end of period .................       $    6         $  12,077         $  (2,758)        $   9,325
                                                                   ======         =========         =========         =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000

                                                                  PARENT AND      SUBSIDIARY      NON-GUARANTOR         TOTAL
                                                                 ELIMINATIONS     GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                                 ------------     ----------      -------------      ------------
                                                                                         (UNAUDITED)
                                                                                        (IN THOUSANDS)
Operating activities:
 Net loss ..................................................      $    --         $  (9,171)      $    (7,671)        $ (16,842)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization ............................           --             5,935            10,097            16,032
  Gain on sale of assets ...................................           --               (95)               --               (95)
  Deferred income tax benefit ..............................       (8,677)               --                --            (8,677)
  Minority interests .......................................           --                --               308               308
  Impairment of long-lived assets ..........................           --             8,800               813             9,613
  Other ....................................................          475               379               152             1,006
 Changes in operating assets and liabilities:
  Accounts receivable ......................................           --            (1,423)              489              (934)
  Inventories ..............................................           --               193               (11)              182
  Other assets .............................................           --              (311)           (1,202)           (1,513)
  Accounts payable .........................................           --            (5,716)           (8,845)          (14,561)
  Accrued liabilities and advance deposits..................           --            (3,450)              126            (3,324)
                                                                  -------         ---------         ---------         ---------
Net cash used in operating activities ......................       (8,202)           (4,859)           (5,744)          (18,805)
                                                                  -------         ---------         ---------         ---------
Investing activities:
  Capital improvements, net ................................           --           (15,861)           (8,133)          (23,994)
  Proceeds from sale of assets .............................           --            19,400                --            19,400
  Net deposits for capital expenditures ....................           --                --            (1,978)           (1,978)
                                                                  -------         ---------         ---------         ---------
  Net cash provided by (used in) investing activities ......           --             3,539           (10,111)           (6,572)
                                                                  -------         ---------         ---------         ---------
Financing activities:
  Proceeds from borrowings on working capital revolver .....           --            30,000                --            30,000
  Proceeds from issuance of long-term obligations ..........           --                --             2,085             2,085
  Proceeds received from (paid to) related parties .........        8,202           (30,267)           22,065                --
  Principal payments on long-term obligations ..............           --              (435)           (1,680)           (2,115)
  Principal payments on working capital revolver ...........           --            (5,000)               --            (5,000)
  Distributions to minority interests ......................           --                --               (93)              (93)
                                                                  -------         ---------         ---------         ---------
  Net cash provided by (used in) financing activities ......        8,202            (5,702)           22,377            24,877
                                                                  -------         ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents .......           --            (7,022)            6,522              (500)
Cash and cash equivalents at beginning of period ...........           59             9,910             4,675            14,644
                                                                  -------         ---------         ---------         ---------
Cash and cash equivalents at end of period .................      $    59         $   2,888         $  11,197         $  14,144
                                                                  =======         =========         =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto included.

         The discussion below and elsewhere in this Form 10-Q includes statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "should," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things.

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

         - The Company's ability to generate sufficient cash flows from operations and asset sales to cover its cash needs or refinance certain existing debt obligations, the Company's ability to obtain additional capital if needed and the possible default under credit facilities if cash flows are lower than expected or capital expenditures are greater than expected.

         - The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

         - The potential for additional impairment charges against earnings related to long-lived assets, which may result from the Company's strategic initiatives to reduce the size of the hotel portfolio and reduce debt.

STRATEGIC PLANS

         At the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review, the Company was pursuing a sale of the Company. With regard to this strategic alternative, on December 26, 2000, the Company entered into an Exclusivity Agreement with Edgecliff Holdings, LLC ("Edgecliff") in which the Company granted Edgecliff an exclusive 60-day period during which the two parties attempted to negotiate a definitive merger agreement. During this period, the Company gave Edgecliff and its representatives full access to the Company's books, records, and personnel. The parties had made significant progress toward negotiating the terms of a definitive merger agreement, and the Company agreed to extend the exclusivity period. However, on February 28, 2001, Edgecliff informed the Company that it was unable to obtain the refinancing of the Company's high-yield bonds on acceptable terms from their holders and would not proceed with the acquisition. Currently, the Company is not in negotiations for the sale of the Company with any party. The Company is moving forward as an independent company and is exploring all avenues for maximization of shareholder value, including improving operations, capital structure and optimizing the value of the Company's assets. Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2000, on February 9, 2001 the Company named a new President and Chief Executive Officer.

OVERVIEW

         Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR"), and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and other local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of our hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

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

RESULTS OF OPERATIONS

         The significant number of dispositions in 2001 and 2000 has materially impacted operating results.

  First Quarter 2001

         In February 2001, the Company sold two hotels for a gross sale price of $66.2 million.

  Year Ended December 31, 2000

         During 2000, the Company sold nineteen hotel properties and four other assets, including two hotel properties sold during the first quarter 2000. Gross sales price of these twenty-three properties was $208.8 million.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's unaudited Consolidated Financial Statements set forth in "Item I. Financial Statements" included in this Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

               The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,      MARCH 31,
                                                          2001            2000
                                                        ---------      ---------
Revenues:
  Rooms ..........................................         73.2%          72.4%
  Food and beverage ..............................         22.0           22.8
  Other ..........................................          4.8            4.8
                                                          -----          -----
                                                          100.0          100.0
                                                          -----          -----

Operating expenses:
 Direct:
    Rooms ........................................         21.0           20.7
    Food and beverage ............................         16.3           16.8
    Other ........................................          2.8            3.1
General, administrative and other ................         44.8           39.9
Depreciation and amortization ....................         13.6           11.6
Impairment of long-lived assets ..................          0.5            6.9
Severance and restructuring expenses .............          0.7             --
                                                          -----          -----
            Total operating expenses .............         99.7           99.0
                                                          -----          -----
                                                            0.3            1.0

Other income (expenses):
  Interest income and other ......................          0.2            0.2
  Interest expense ...............................        (18.1)         (17.3)
 Gain on asset dispositions ......................         21.2            0.1
Minority interests: ..............................           --             --
  Preferred redeemable securities ................         (2.8)          (2.2)
  Other ..........................................         (0.1)          (0.2)
                                                          -----          -----
Income (loss) before income taxes ................          0.7          (18.4)
Provision (benefit) for income taxes .............          2.3           (6.3)
                                                          -----          -----
Net loss .........................................         (1.6)%        (12.1)%
                                                          =====          =====

THREE MONTHS ENDED MARCH 31, 2001 ("FIRST QUARTER 2001") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (FIRST QUARTER 2000")

REVENUES

         At March 31, 2001, the Company owned 109 hotels and had a minority interest in one hotel compared with 129 hotels owned, a minority interest in one hotel and one hotel managed for a third party at March 31, 2000.

         Total revenue for the first quarter 2001 was $114.8 million, a decrease of 17.0%. This decrease is primarily due to the disposition of twenty hotels in the owned portfolio. RevPAR, however, was $45.60 for the first quarter 2001, an increase of 2.0% over 2000, primarily due to the mix of hotels owned at the end of the first quarter 2001 as compared to the first quarter 2000. The RevPAR increase comprised of an increase in average daily rates of 4.7% which was partially offset by a 2.5% reduction in occupancy levels. RevPAR for hotels owned during the first quarter 2001 declined by 0.8% compared to the first quarter 2000, primarily as a result of a decline in occupancy of 4% partially offset by an increase in average daily rates of 3%.

OPERATING EXPENSES

         Direct operating expenses for the Company were $46.0 million (40.1% of direct revenues) for the first quarter 2001 and $56.1 million (40.6% of direct revenues) for the first quarter 2000. This $10.1 million decrease was primarily attributable to the reduction of twenty hotels in the owned portfolio, offset by improved operating margins in the food and beverage area and in other direct revenue activities. Other direct revenue comprises revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses were $51.5 million (44.8% of direct revenues) for the first quarter 2001 and $55.1 million (39.9% of direct revenues) for the first quarter 2000. This $3.6 million decrease was due primarily to a reduction of twenty hotels in the owned portfolio offset by certain higher general, administrative and other expenses. The increase in general, administrative and other expenses as a percentage of revenues is primarily a result of higher costs related to utilities ($1.4 million), property insurance ($0.6 million), franchise fees ($0.6 million) and property taxes ($0.4 million). The utility costs increased 21% due to higher usage caused by extreme winter conditions in certain locations and increased energy rates. These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased principally due to premium increases indicative of an overall tightening global property insurance market. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by the franchisors. Property taxes increased due to property tax increases which were not absorbed by higher levels of revenues. Included in general, administrative and other expenses are $2.4 million of unusual expenses ($4.0 million for the first quarter 2000). Of this amount, $1.8 million is related to professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company and $0.5 million related to certain legal matters.

         Depreciation and amortization expense was $15.7 million in the first quarter 2001 and $16.0 million in the first quarter 2000. The $0.3 million decrease is primarily a result of a decrease of $1.4 million in depreciation related to hotels sold, net of additional depreciation expense of $1.1 million relating to two hotels previously considered held for sale and that are no longer being actively marketed for sale as of March 31, 2001.

         Impairment charges for the first quarter 2001 and 2000 were $0.6 million and $9.6 million, respectively. The Company's first quarter 2001 charge comprises $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously held for sale is no longer being actively marketed for sale as of March 31, 2001. The first quarter 2000 charge related to revised estimates of fair value for properties held for sale as of March 31, 2000.

OTHER INCOME AND EXPENSES

         Interest expense was $20.8 million in the first quarter 2001 and $24.0 million in the first quarter 2000. This decrease is primarily attributable to a reduction in the level of debt and, to a lesser extent, a decrease in the cost of debt.

         Gain on asset dispositions was $24.4 million for the first quarter 2001. This relates to the two hotels sold in the first quarter 2001 and represents the excess of the net proceeds of sale over the net book values of these assets.

         Minority interest expense was $3.4 million in the first quarter 2001 and also in the first quarter 2000. This is due to an increase in the CREST dividend as a result of the interest compounding effect on the dividend deferred which increase has been offset by a reduction in other minority interest expense due to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         After a provision for income taxes of $2.7 million in the first quarter 2001 and a benefit for income taxes of $8.7 million in the first quarter 2000, the Company had a net loss of $1.9 million ($0.07 per share) in first quarter 2001 compared with a net loss of $16.8 million ($0.60 per share) in the first quarter 2000, for the reasons discussed above.

INCOME TAXES

         As of December 31, 2000, Lodgian had net operating loss carryforwards of approximately $194 million for federal income tax purposes, which expire in 2004 through 2020. The Company's ability to use these net operating loss carryforwards to offset future income is subject to limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. The Company recognized an income tax provision of $2.7 million for the first quarter 2001. This related, primarily, to a provision for state income taxes on the gain on sale of one hotel. There were no operating losses to offset this gain.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing. Additionally, the Company expects to generate cash flow from the disposition of hotels it has targeted for sale and that will be targeted for sale in the future. The majority of net proceeds from the sale of hotels is expected to be used to reduce long-term debt.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2001 of $19.7 million, a 36.7% decrease from the $31.1 million for the first quarter 2000. This decrease was due to a reduction of twenty hotels in the owned portfolio offset by other factors discussed below for EBITDA, as adjusted, on a same unit basis. EBITDA, as adjusted, on a same unit basis was $19.7 million in the first quarter of 2001 and $26.8 million in the first quarter 2000, a decrease of 26.5%. This decrease on a same unit basis was due to a 0.8% decline in RevPar, a 0.7% increase in direct operating expenses, higher corporate overhead costs as a percentage of revenues and increased utility costs, property insurance, franchise fees and property taxes as discussed previously under general, administrative and other operating expenses. The Company has computed EBITDA without regard to the unusual items and one-time charges. During the first quarter 2001, these items consisted of unusual costs (principally professional and legal fees and severance charges) of $3.1 million and impairment charges of $0.6 million, compared to $4.0 million and $9.6 million, respectively, for the first quarter 2000. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash used in operating activities in the first quarter 2001 was $23.3 million compared to $18.8 million for the first quarter 2000.

         Cash flows provided by investing activities was $52.9 million for the first quarter 2001 and cash flows used in investing activities was $6.6 million in the first quarter 2000. The 2001 amount includes capital expenditures of $7.3 million, net proceeds from the sale of assets of $58.8 million and withdrawals for capital expenditure escrows of $1.4 million. The first quarter 2000 amount includes capital expenditures of $24.0 million, net proceeds from the sale of assets of $19.4 million and deposits for capital expenditure escrows of $2.0 million.

         Cash flows used in financing activities were $41.3 million for first quarter 2001 and net cash provided by financing activities were $24.9 million in first quarter 2000. The 2001 and 2000 amounts consist primarily of borrowings on the working capital revolver and repayments of long-term obligations and payments on the working capital revolver.

         At March 31, 2001, the Company had a working capital deficit of $76.4 million as compared with a working capital deficit of $99.9 million at December 31, 2000. Excluding the current portion of long-term obligations, the Company had a working capital deficit of $14.6 million at March 31, 2001 compared with a working capital deficit of $20.0 million at December 31, 2000.

         At March 31, 2001, long-term obligations were $650.8 million. Long-term obligations were $674.0 million at December 31, 2000. Both periods exclude the CRESTS.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company originally anticipated capital expenditures of approximately $40 million under its 2001 capital improvement program. Effective March 31, 2001, the Company decreased its anticipated 2001 capital expenditures to $35 million, of which $7.3 million was incurred in the first quarter 2001.

         As discussed previously, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-two hotel properties and four other assets between January 1, 2000 and May 15, 2001. Gross sales price of these twenty-six properties was $275.6 million while the reduction of debt was $207.4 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                              Properties  Gross Sales       Debt
              Period                             Sold       Price        Reduction
-------------------------------               ----------  -----------    ---------
January 1, to December 31, 2000                   23        $208.8        $151.1
January 1, to March 31, 2001                       2          66.2          55.8
April 1, 2001 to May 15, 2001                      1           0.6           0.5
                                                  --        ------        ------
                                                  26        $275.6        $207.4
                                                  ==        ======        ======

         The Company's total outstanding debt as of May 15, 2001 (excluding CRESTS) was approximately $711.5 million. Of this amount, $59.8 million is due in 2001. As of May 15, 2001, the Company's held for sale properties have an estimated fair value of approximately $23.6 million.

         The Company may continue to explore potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

         In 2001, the Company may need to sell assets to meet its remaining $59.8 million amortization payment requirements in 2001 and its capital improvement program. Therefore, the Company may continue to identify properties to be classified as held for sale. Although the Company anticipates being able to sell sufficient assets to meet its obligations in 2001, if the Company is unable to complete a refinancing as discussed following, there can be no assurance that the sales will occur or generate sufficient net proceeds to meet these obligations.

         Due to, among other factors, weakness in the Company's first quarter 2001 operating results, the Company would have been in violation of certain financial covenant ratios related to its Senior Secured loan credit facility when it completed its financial statements for the period ended March 31, 2001. On May 15, 2001, the Company reached an oral agreement to amend its Senior Secured loan credit facility. The Company expects to execute the amendment within the next few days. The interest rate spread, currently LIBOR plus 4.25%, will increase 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% and then remain in effect until maturity. If the Company's debt is downgraded by a rating agency subsequent to the amendment date the interest rate spread will increase a one time additional 25 basis points up to a maximum of LIBOR plus 6.00%. The interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain coverage ratios. Additional amortization payment requirements for tranche B term loans of $7.5 million are required on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002,
respectively. The amendment modifies various covenants and coverage ratios, which the Company is now in compliance with as of March 31, 2001. The Company will pay an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitment on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver will be converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million. As of May 15, 2001, the Company has $22.3 million of unused availability on the working capital revolver portion of its Senior Secured loan credit facility of which $1.0 million is available for borrowings through June 30, 2001 and, subject to continued compliance, the full amount of the unused availability is available for borrowings starting July 1, 2001. The Company anticipates paying the remaining $6.7 million amortization due on June 30, 2001 on its Senior Secured loan credit facility from its existing cash and cash flow from operating activities through June 30, 2001. At May 15, 2001, the Company had $202.0 million outstanding on its Senior Secured loan credit facility. The Company is considering a variety of refinancing opportunities to completely pay off these obligations prior to January 2, 2002. However, there can be no assurances that the Company can complete a refinancing on more favorable terms.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") are due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA and the Company do not intend to make this payment on May 20, 2001. MHA and the Company are cooperating with the note holders in marketing the hotel for sale. As of March 31, 2001, the Company has recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, there will not be any remaining net proceeds available for MHA or the Company.

         The Company believes that the combination of its current cash position, cash flows from operations, availability on the revolving credit facility and net proceeds from property sales (both properties identified and to be identified) will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2001.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In July 1999, a contractor hired by Servico to perform work on hotels in New York, Illinois and Texas filed a complaint against the Company in the Supreme Court of the State of New York, claiming breach of contract, quantum meruit and fraud, among other claims. The contractor seeks damages totaling $80 million, including $60 million for punitive damages. The Company answered the complaint asserting counterclaims aggregating $20 million and successfully filed a motion to dismiss the claims related to two properties located in Illinois and Texas. In October 1999, a subcontractor filed a lawsuit in Texas against the above contractor and the Company. The Company has filed an answer and cross-claim against the contractor in the amount of $2.8 million. In February 2000, the contractor filed a lawsuit in Texas claiming an undisclosed amount of actual damages and punitive damages. The Company answered the complaint and asserted a counterclaim. The Company has also filed a lawsuit against the contractor in Federal District Court in Illinois, seeking $2 million. The contractor has filed an answer and counterclaim aggregating $2.8 million in actual damages and $10 million in punitive damages. On March 1, 2001, a New York court dismissed all of the contractor's claims based upon fraud, effectively reducing the plaintiff's outstanding claims by $40 million. The contractor subsequently agreed to withdraw its claims for punitive damages in the Illinois action. The Company believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 contract. WH claims entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. Although the Demand for Arbitration does not make a specific damages demand WH claimed in its preliminary statement it is owed $754,500. Management believes it has meritorious defenses to this matter and is defending it vigorously.

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

         In 2000, several actions were filed in Delaware Court of Chancery by Casuarina and Edgecliff Holdings, LLC ("Edgecliff"). Named as defendants were the Company and five of its directors and/or officers. The complaints alleged, among other things: (1) that the defendant directors breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors and sought declaratory and injunctive relief; and (2) that the Company had not timely scheduled its annual meeting of shareholders in accordance with Section 211 of the Delaware General Corporation Law. The complaints also challenged the Company's decision to postpone its annual meeting from October 12 to October 20, 2000 in response to the offer received by the Company from Whitehall. The court granted plaintiff's motion for summary judgment to the limited extent that the court required the Company to hold the annual meeting on October 20, 2000, the rescheduled date on which the Company had planned to hold the meeting, All of these actions were dismissed on April 13, 2001.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends is restricted by the Indenture governing the Company's 12 1/4% Senior Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). On June 30, 2000, the Company exercised its rights to begin the deferral of dividend payments on the CRESTS, effective with the interest payment due June 30, 2000. Pursuant to the terms of the instrument, the Company has the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest shall be due and payable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         No exhibits are required to be filed as part of this Report on Form
10-Q.


         (b)      Reports on Form 8-K

         A report on Form 8-K was filed on March 28, 2001 relating to proforma financial statements on the sale of ten hotels.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LODGIAN, INC.


Date:   May 15, 2001                By:          /s/ THOMAS ARASI
                                       -------------------------------------
                                                   THOMAS ARASI
                                       President and Chief Executive Officer


Date:   May 15, 2001                By:          /s/ THOMAS R. EPPICH
                                       -------------------------------------
                                                 THOMAS R. EPPICH
                                              Chief Financial Officer