Form 10-Q
period 2001-06-30
LODGIAN INC
filed 2001-08-14
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

       Registrant's telephone number, including area code: (404) 364-9400

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

CLASS                                    OUTSTANDING AS OF AUGUST 8, 2001
-----------------------------            ---------------------------------------
Common                                                  28,139,481

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and December 31, 2000....................................................    1
                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2001 and 2000 (unaudited)............    2
                  Condensed Consolidated Statements of Stockholders' Equity
                  for the Six Months Ended June 30, 2001 (unaudited) and for the
                  Year Ended December 31, 2000.............................................    3
                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000 (unaudited)......................    4
                  Notes to Condensed Consolidated Financial Statements (unaudited).........    5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................   19

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings........................................................   28

Item 2.           Changes in Securities....................................................   29

Item 6.           Exhibits and Reports on Form 8-K.........................................   29

Signatures        .........................................................................   30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2001             2000
                                                                                      (UNAUDITED)
                                                                                      ------------      ------------
                                                                                              (IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                    ASSETS
Current assets:
     Cash and cash equivalents .................................................      $     19,518      $     21,002
     Cash, restricted ..........................................................             2,944             2,237
     Accounts receivable, net of allowances ....................................            20,692            20,624
     Inventories ...............................................................             7,571             7,805
     Prepaid expenses and other current assets .................................             9,471             9,261
                                                                                      ------------      ------------
            Total current assets ...............................................            60,196            60,929
Property and equipment, net ....................................................         1,003,667         1,059,048
Deposits for capital expenditures ..............................................            12,481            14,005
Other assets, net ..............................................................            25,874            29,965
                                                                                      ------------      ------------
                                                                                      $  1,102,218      $  1,163,947
                                                                                      ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................................      $     20,800      $     25,088
      Accrued interest .........................................................            15,563            16,795
      Other accrued liabilities ................................................            36,632            37,203
      Advance deposits .........................................................             2,125             1,854
      Current portion of long-term obligations .................................            73,603            79,843
                                                                                      ------------      ------------
            Total current liabilities ..........................................           148,723           160,783
Long-term obligations, less current portion ....................................           630,120           674,038
Deferred income taxes ..........................................................             3,603             3,603
Minority interests:
      Preferred redeemable securities (including related accrued interest) .....           190,858           184,349
      Other ....................................................................             5,485             4,294
                                                                                      ------------      ------------
            Total liabilities ..................................................           978,789         1,027,067
Commitments and contingencies ..................................................                --                --
Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares authorized and 28,139,481 shares issued at June 30, 2001 and December 31, 2000; 28,685,407 and
    28,290,424 shares outstanding at June 30, 2001 and December 31, 2000,
    respectively ...............................................................               286               282
   Additional paid-in capital ..................................................           264,513           263,320
   Deferred stock compensation .................................................              (842)               --
   Accumulated deficit .........................................................          (139,200)         (125,542)
   Accumulated other comprehensive loss ........................................            (1,328)           (1,180)
                                                                                      ------------      ------------
          Total stockholders' equity ...........................................           123,429           136,880
                                                                                      ------------      ------------
                                                                                      $  1,102,218      $  1,163,947
                                                                                      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                   --------------------------      --------------------------
                                                      2001            2000            2001            2000
                                                   ----------      ----------      ----------      ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           (UNAUDITED)

Revenues:
  Rooms .....................................      $   91,937      $  117,101      $  175,955      $  217,218
  Food and beverage .........................          27,799          36,445          53,001          67,949
  Other .....................................           6,161           7,519          11,714          14,255
                                                   ----------      ----------      ----------      ----------
                                                      125,897         161,065         240,670         299,422
                                                   ----------      ----------      ----------      ----------

Operating expenses:
 Direct:
    Rooms ...................................          24,269          31,898          48,377          60,499
    Food and beverage .......................          19,492          25,465          38,155          48,683
    Other ...................................           3,145           4,607           6,349           8,917
General, administrative and other ...........          49,682          56,644         101,162         111,789
Depreciation and amortization ...............          14,491          16,408          30,148          32,440
Impairment of long-lived assets .............           4,000          56,549           4,565          66,162
Severance and restructuring expenses ........             717           1,502           1,467           1,502
                                                   ----------      ----------      ----------      ----------
      Total operating expenses ..............         115,796         193,073         230,223         329,992
                                                   ----------      ----------      ----------      ----------
                                                       10,101         (32,008)         10,447         (30,570)

Other income (expenses):
  Interest income and other .................             214             358             480             663
  Interest expense ..........................         (18,604)        (25,843)        (39,369)        (49,830)
 (Loss) gain on asset dispositions ..........            (260)            (98)         24,109              (3)
Minority interests:
  Preferred redeemable securities ...........          (3,283)         (3,064)         (6,509)         (6,127)
  Other .....................................              30            (236)           (116)           (543)
                                                   ----------      ----------      ----------      ----------
Loss before income taxes ....................         (11,802)        (60,891)        (10,958)        (86,410)
Benefit (provision)  for income taxes .......              --          20,703          (2,700)         29,380
                                                   ----------      ----------      ----------      ----------
Net loss ....................................      $  (11,802)     $  (40,188)     $  (13,658)     $  (57,030)
                                                   ==========      ==========      ==========      ==========

Loss per common share - basic and diluted ...      $    (0.42)     $    (1.43)     $    (0.48)     $    (2.04)
                                                   ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                           COMMON STOCK       ADDITIONAL    DEFERRED                     OTHER          TOTAL
                                       --------------------    PAID-IN       STOCK       ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES     AMOUNT    CAPITAL    COMPENSATION    DEFICIT         LOSS          EQUITY
                                       -----------   ------   ----------  ------------   -----------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1999 ......     28,130,325    $281    $  262,760     $   --      $  (37,587)   $     (912)    $  224,542
401(k) Plan contribution ..........        144,131       1           504                         --            --            505
Director compensation .............         15,968                    56                         --            --             56
Net loss ..........................             --      --            --                    (87,955)           --        (87,955)
Currency translation
adjustments .......................             --      --            --                         --          (268)          (268)
                                                                                                                      ----------
Comprehensive loss ................             --      --            --                         --            --        (88,223)
                                       -----------    ----    ----------     ------      ----------    ----------     ----------
Balance at December 31, 2000 ......     28,290,424     282       263,320         --        (125,542)       (1,180)       136,880
401(k) Plan contribution ..........        394,983       4           253                                                     257
Deferred stock compensation .......             --      --           940       (940)                           --             --
Amortization of deferred stock
 compensation .....................             --      --            --         98              --            --             98
Net loss ..........................             --      --            --         --         (13,658)           --        (13,658)
Currency translation
   adjustments ....................             --      --            --         --              --          (148)          (148)
                                                                                                                      ----------
Comprehensive loss ................                                                                                      (13,806)
                                       -----------    ----    ----------     ------      ----------    ----------     ----------
Balance at June 30, 2001 ..........     28,685,407    $286    $  264,513     $ (842)     $ (139,200)   $   (1,328)    $  123,429
                                       ===========    ====    ==========     ======      ==========    ==========     ==========

The comprehensive loss for the three months ended June 30, 2001 was $11,264 and for the three and six months ended June 30, 2000 was $40,188 and $57,030 , respectively.

The data for the three and six months ended June 30, 2001 and 2000 is unaudited.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               --------------------
                                                                                 2001        2000
                                                                               --------    --------
                                                                                  (IN THOUSANDS)
                                                                                   (UNAUDITED)

Operating activities:
  Net loss ................................................................    $(13,658)   $(57,030)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization .........................................      30,148      32,440
    (Gain) loss on sale of assets .........................................     (24,109)          3
    Deferred income tax provision (benefit) ...............................       2,700     (29,380)
    Minority interests ....................................................       6,625       3,607
    Impairment of long-lived assets .......................................       4,565      66,162
    401 (k) plan contributions ............................................         257         419
    Amortization of deferred stock compensation ...........................          98          27
    Amortization of deferred loan fees ....................................       2,802       2,332
    Other .................................................................        (835)       (948)
    Changes in operating assets and liabilities:
        Accounts receivable ...............................................         (68)       (182)
        Inventories .......................................................         234         308
        Prepaid expenses and other assets .................................        (917)     (2,169)
        Accounts payable ..................................................      (4,995)     (5,070)
        Accrued liabilities ...............................................      (4,504)     10,784
        Advance deposits ..................................................         271         717
                                                                               --------    --------
Net cash (used in) provided by operating activities .......................      (1,386)     22,020
Investing activities:
  Capital improvements, net ...............................................     (15,944)    (51,365)
  Proceeds from sale of assets, net .......................................      64,590      33,734
  Net withdrawals (deposits) for capital expenditures .....................       1,524      (6,250)
                                                                               --------    --------
Net cash provided by (used in) investing activities .......................      50,170     (23,881)
Financing activities:
  Proceeds from borrowings on working capital revolver ....................      16,000      30,000
  Proceeds from issuance of long-term obligations .........................          --       2,085
  Principal payments on long-term obligations .............................     (51,268)     (9,795)
  Principal payments on working capital revolver ..........................     (15,000)     (5,000)
  Distributions to minority interests .....................................          --        (186)
                                                                               --------    --------
Net cash (used in) provided by financing activities .......................     (50,268)     17,104
                                                                               --------    --------
Net (decrease) increase in cash and cash equivalents ......................      (1,484)     15,243
Cash and cash equivalents at beginning of period ..........................      21,002      14,644
                                                                               --------    --------
Cash and cash equivalents at end of period ................................    $ 19,518    $ 29,887
                                                                               ========    ========

Supplemental cash flow information: Cash paid during the period for:
  Interest, net of amount capitalized .....................................    $ 37,799    $ 40,837
                                                                               ========    ========
  Income taxes, net of refunds ............................................    $     --    $    427
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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The results for interim periods are not necessarily indicative of the results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              ------------------------    ------------------------
                                                 2001          2000          2001          2000
                                              ----------    ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator:
  Net loss                                    $  (11,802)   $  (40,188)   $  (13,658)   $  (57,030)
                                              ==========    ==========    ==========    ==========

Denominator:
  Denominator for basic and diluted earnings
    per share-weighted-average shares             28,416        28,192        28,353        27,956
                                              ==========    ==========    ==========    ==========

Basic and diluted earnings per share:
  Net loss                                    $    (0.42)   $    (1.43)   $    (0.48)   $    (2.04)
                                              ==========    ==========    ==========    ==========

                         LODGIAN, INC. AND SUBSIDIARIES

                  The computation of diluted earnings per share does not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

3.       ASSET DISPOSITIONS AND DEBT REDUCTIONS

         As discussed in Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations and Note 4 to the financial statements, at the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company. Pursuant to these strategic plans, the Company sold twenty-four hotel properties as well as four other assets between January 1, 2000 and June 30, 2001. Gross sales price of these twenty-eight properties was $281.0 million while the reduction of debt was $212.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                  Properties   Gross Sales      Debt
            Period                   Sold         Price      Reduction
-------------------------------   ----------   -----------   ---------
January 1, to December 31, 2000       23         $ 208.8      $ 151.1
January 1, to March 31, 2001           2            66.2         55.8
April 1, 2001 to June 30, 2001         3             6.0          5.7
                                      --         -------      -------
                                      28         $ 281.0      $ 212.6
                                      ==         =======      =======

         Included in the twenty-three properties sold in 2000 was a group of ten hotels, located in the western United States, which were sold to a single unaffiliated third party purchaser on August 31, 2000. The gross sales price was $132 million and the net proceeds of $118 million, after deducting closing costs and prorations, were used to pay down debt.

         The following unaudited proforma information is presented as if the Company had completed the sale of the ten hotels, located in the western United States, as of January 1, 2000. This proforma information is not necessarily indicative of what the actual results would have been for the three and six months ended June 30, 2000, nor does it purport to represent the results for future periods and does not represent the effect of the sales of the remaining eighteen properties.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30, 2000       JUNE 30, 2000
                                                 --------------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues                                        $ 146,012            $ 272,968
Net loss                                              $  (3,821)           $ (19,256)
Net loss per common share, basic and diluted          $   (0.14)           $   (0.69)

         The Company's total outstanding debt as of August 14, 2001 (excluding CRESTS) was approximately $703.3 million. Of this amount, $47.9 million is due in 2001. As of August 14, 2001, the Company's held for sale properties have an estimated fair value of approximately $20.8 million.

                         LODGIAN, INC. AND SUBSIDIARIES

         The Company is exploring potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and, in some cases, the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

         In 2001, the Company will likely sell assets to meet its remaining $47.9 million amortization payment requirements in 2001 and its capital improvement program, as discussed in the Liquidity and Capital Resources section following. Therefore, the Company may continue to identify properties to be classified as held for sale. The Company will need to sell sufficient assets to meet its obligations in 2001 if the Company is unable to complete a refinancing as discussed in Note 5. There can be no assurance that the sales will occur or generate sufficient net proceeds to meet these obligations.

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

         Impairment charges for the six month period ended June 30, 2001 were $4.6 million. This consisted of charges of $0.6 million and $4.0 million in the first and second quarters, respectively. The Company's first quarter charge of $0.6 million was comprised of $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously considered held for sale was no longer being actively marketed for sale. The second quarter charge of $4.0 million related to one property which was identified as held for sale and also sold in the second quarter of 2001. Impairment charges for the six month period ended June 30, 2000 were $66.2 million. This consisted of a first quarter charge of $9.6 million related to revised estimates of fair value for properties held for sale at December 31, 1999 and a second quarter charge of $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000. The Company may incur additional impairment charges in subsequent quarters if it identifies properties to be considered held for sale to meet the objectives described.

         Summary results of operations included in the Consolidated Statements of Operations with respect to the properties identified as held for sale at June 30, 2001 are as follows (in thousands):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                       ----------------------      ----------------------
                                         2001          2000          2001          2000
                                       --------      --------      --------      --------

Revenues                               $  2,907      $  3,504      $  5,444      $  6,301
                                       ========      ========      ========      ========
Income (loss) before income taxes      $    645      $  1,073      $    (20)(1)  $ (1,127)(1)
                                       ========      ========      ========      ========

(1) Includes impairment charges of $1.0 million and $2.8 million, for the six months ended June 30, 2001 and 2000, respectively. (There were no applicable impairment charges for the three months ended June 30, 2001 and 2000).

                         LODGIAN, INC. AND SUBSIDIARIES

         Included in property and equipment is $18.4 million (4 properties) and $39.8 million (10 properties) related to properties identified as held for sale at June 30, 2001 and December 31, 2000, respectively.

5.       DEBT AMENDMENTS AND COVENANTS

         On May 15, 2001, the Company and the lenders of its Senior Secured loan credit facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on the tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios, with which the Company is in compliance as of June 30, 2001. The Company paid an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitments on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million. As of August 14, 2001, the Company has $19.1 million of unused availability on the working capital revolver portion of its Senior Secured loan credit facility and the full amount of the unused availability is currently available for borrowings. At August 14, 2001, the Company had $195.2 million outstanding on its Senior Secured loan credit facility having fully satisfied the remaining $6.7 million obligation which was due June 30, 2001 on this facility. Currently the Company is exploring the possibility of refinancing opportunities to completely pay off these obligations prior to January 2, 2002 and is in discussions with certain potential leaders who have expressed an interest in participating in such a transaction. However, there can be no assurances that the Company can complete a refinancing nor can there be any assurances that, if completed, the refinancing will be on more favorable terms.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA and the Company did not make this payment on May 20, 2001. MHA and the Company are cooperating with the note holders in marketing the hotel for sale and entered into a Forbearance Agreement related to the debt. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, there will not be any remaining net proceeds available for MHA or the Company.

         The Company is aware of a potential violation of certain financial covenants related to its Senior Secured loan credit facility based on its projected third quarter 2001 operating results. In the event that this violation occurs, the Company will commence negotiations with the lenders of this facility with respect to the third quarter's requirements. If the violation occurs, and the Company is not able to negotiate a satisfactory amendment or a waiver with the lenders of this facility, the entire amount owing under this facility (currently $195.2 million) and any related components will convert to a short term facility.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements. In most cases, management has the intention and believes they have the ability to cure such instances of noncompliance within the applicable

                         LODGIAN, INC. AND SUBSIDIARIES
cure periods and that these events of noncompliance will not result in events of default under the respective loan agreements during 2001. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. Management has not been notified of nor does it believe it is in noncompliance with any of its loan agreements as a result of noncompliance with its franchise agreements as of June 30, 2001.

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

7.       SEVERANCE EXPENSES

         On February 9, 2001, the Company's former Chief Executive Officer and President and Lodgian entered into a Separation Agreement. On this date, the former Chief Executive Officer and President, with the Company's consent, resigned his position and continued as a non-officer employee through March 2, 2001. The former Chief Executive Officer and President received a severance payment of $750,000 in full settlement of all amounts due by reason of the termination of his employment agreement. The Company and the former Chief Executive Officer and President released one another from all claims arising out of his employment with the Company. In addition, any future contingent development fee obligations arising from the Company acquiring or developing any hotels or properties identified in the Merger Agreement as Impac's acquisition land development pipeline also ceased.

8.       INCOME TAXES

         The Company recognized an income tax provision of $2.7 million for the six months ended June 30, 2001. This related, primarily, to a provision for state income taxes on the gain on sale of one hotel. There were no operating losses to offset this gain.

9.       SUBSEQUENT EVENTS

         On July 12, 2001, one of the Company's directors, Lewis N. Wolff resigned from his position on the Board of Directors. The resignation took effect on July 12, 2001 and was as a result of the time commitment needed to serve on the board.

         The Company has been notified by the New York Stock Exchange that it is not in compliance with the Exchange's continuing listing requirements because the average closing price of Lodgian stock was less than the $1.00 per share limit over a consecutive thirty trading day period. The Company is considering actions that may be taken in order to bring itself into compliance with the Exchange's requirements. The Company believes that it has until its annual shareholders' meeting in 2002 to remedy this lack of compliance.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six (6) of the Company's hotels. The litigation is pending in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed, in principle, to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has agreed to pay HRB $750,000. With respect to the matter pending in the state of New

                         LODGIAN, INC. AND SUBSIDIARIES

York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 agreement. WH claims entitlement to profit participation relating to the Company's acquisition of AMI Operating Partners, LP. WH seeks damages totaling $764,500. The Company believes it has meritorious defenses to this matter and is defending it vigorously.

         The Company and individual directors are parties to a class action lawsuit alleging that the defendants breached certain fiduciary duties in connection with various offers to acquire the Company. Although the ultimate outcome of this class action lawsuit cannot be predicted with certainty, it is the opinion of management that the resolution of this matter will not have a material adverse effect on its financial position or results of operations.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137 and 138, was adopted by the Company in the first quarter of 2001. The adoption had no impact on the Company's financial statements.

         In June 2001, SFAS No. 141, "Business Combinations" (effective July 31,
2001) and SFAS 142 "Goodwill and other Intangible Assets" (effective January 1,
2002) were issued. SFAS No. 141 prohibits pooling-of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on the Company's financial statements.

12.      SUPPLEMENTAL GUARANTOR INFORMATION

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

         The following supplemental condensed consolidating financial statements present balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                                         SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                            PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          ----------     ----------    -------------  ------------   ------------
                                                                                 (UNAUDITED IN THOUSANDS)

                                                             ASSETS
Current assets:
     Cash and cash equivalents ......................     $        6     $   15,589     $    3,923    $         --   $     19,518
     Cash, restricted ...............................             --             --          2,944              --          2,944
     Accounts receivable, net of allowances .........             --          8,830         11,862              --         20,692
     Inventories ....................................             --          3,402          4,169              --          7,571
     Prepaid expenses and other current assets ......          3,603             97          5,771              --          9,471
                                                          ----------     ----------     ----------    ------------   ------------
            Total current assets ....................          3,609         27,918         28,669              --         60,196
Property and equipment, net .........................             --        540,095        463,572              --      1,003,667
Deposits for capital expenditures ...................             --             87         12,394              --         12,481
Investment in consolidated entities .................       (316,343)            --             --         316,343             --
Due from (to) affiliates ............................        445,249       (260,641)      (184,608)             --             --
Other assets, net ...................................             --         15,203         10,671              --         25,874
                                                          ----------     ----------     ----------    ------------   ------------
                                                          $  132,515     $  322,662     $  330,698    $    316,343   $  1,102,218
                                                          ==========     ==========     ==========    ============   ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................     $       --     $    9,372     $   11,428    $         --   $     20,800
      Accrued interest ..............................             --         13,979          1,584              --         15,563
      Other accrued liabilities .....................             --          9,269         27,363              --         36,632
      Advance deposits ..............................             --          1,084          1,041              --          2,125
      Current portion of long-term obligations ......             --         57,400         16,203              --         73,603
                                                          ----------     ----------     ----------    ------------   ------------
            Total current liabilities ...............             --         91,104         57,619              --        148,723
Long-term obligations, less current portion .........          4,155        337,957        288,008              --        630,120
Deferred income taxes ...............................          3,603             --             --              --          3,603
Minority interests:
      Preferred redeemable securities (including
       related accrued interest) ....................             --             --        190,858              --        190,858
      Other .........................................             --             --          5,485              --          5,485
                                                          ----------     ----------     ----------    ------------   ------------
           Total liabilities ........................          7,758        429,061        541,970              --        978,789
                                                          ----------     ----------     ----------    ------------   ------------
Commitments and contingencies
Stockholders' equity:
       Common stock .................................            286             33            445            (478)           286
       Additional paid-in capital ...................        264,513         22,619        (40,144)         17,525        264,513
       Deferred stock compensation ..................           (842)            --             --              --           (842)
       Accumulated deficit ..........................       (139,200)      (127,723)      (171,573)        299,296       (139,200)
       Accumulated other comprehensive loss .........             --         (1,328)            --              --         (1,328)
                                                          ----------     ----------     ----------    ------------   ------------
             Total stockholders' equity (deficit) ...        124,757       (106,399)      (211,272)        316,343        123,429
                                                          ----------     ----------     ----------    ------------   ------------
                                                          $  132,515     $  322,662     $  330,698    $    316,343   $  1,102,218
                                                          ==========     ==========     ==========    ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                        SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                            PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ----------    ----------    -------------   ------------   ------------
                                                                                   (UNAUDITED IN THOUSANDS)

                                                             ASSETS
Current assets:
     Cash and cash equivalents ........................   $        6    $   20,653     $      343     $         --   $     21,002
     Cash, restricted .................................           --            --          2,237               --          2,237
     Accounts receivable, net of allowances ...........           --         8,031         12,593               --         20,624
     Inventories ......................................           --         3,609          4,196               --          7,805
     Prepaid expenses and other current assets ........        3,603           110          5,548               --          9,261
                                                          ----------    ----------     ----------     ------------   ------------
            Total current assets ......................        3,609        32,403         24,917               --         60,929
Property and equipment, net ...........................           --       553,941        505,107               --      1,059,048
Deposits for capital expenditures .....................           --           917         13,088               --         14,005
Investment in consolidated entities ...................     (295,521)           --             --          295,521             --
Due from (to) affiliates ..............................      437,585      (233,776)      (203,809)              --             --
Other assets, net .....................................           --        16,501         13,464               --         29,965
                                                          ----------    ----------     ----------     ------------   ------------
                                                          $  145,673    $  369,986     $  352,767     $    295,521   $  1,163,947
                                                          ==========    ==========     ==========     ============   ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................   $       --    $    9,107     $   15,981     $         --   $     25,088
      Accrued interest ................................           --        15,200          1,595               --         16,795
      Other accrued liabilities .......................           --         9,095         28,108               --         37,203
      Advance deposits ................................           --           855            999               --          1,854
      Current portion of long-term obligations ........           --        67,190         12,653               --         79,843
                                                          ----------    ----------     ----------     ------------   ------------
            Total current liabilities .................           --       101,447         59,336               --        160,783
Long-term obligations, less current portion ...........        4,010       353,213        316,815               --        674,038
Deferred income taxes .................................        3,603            --             --               --          3,603
Minority interests:
      Preferred redeemable securities (including
       related accrued interest) ......................           --            --        184,349               --        184,349
      Other ...........................................           --            --          4,294               --          4,294
                                                          ----------    ----------     ----------     ------------   ------------
           Total liabilities ..........................        7,613       454,660        564,794               --      1,027,067
                                                          ----------    ----------     ----------     ------------   ------------
Commitments and contingencies
Stockholders' equity:
       Common stock ...................................          282            33            441             (474)           282
       Additional paid-in capital .....................      263,320        22,619        (41,337)          18,718        263,320
       Accumulated deficit ............................     (125,542)     (106,146)      (171,131)         277,277       (125,542)
       Accumulated other comprehensive loss ...........           --        (1,180)            --               --         (1,180)
                                                          ----------    ----------     ----------     ------------   ------------
             Total stockholders' equity (deficit) .....      138,060       (84,674)      (212,027)         295,521        136,880
                                                          ----------    ----------     ----------     ------------   ------------
                                                          $  145,673    $  369,986     $  352,767     $    295,521   $  1,163,947
                                                          ==========    ==========     ==========     ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001

                                                                         SUBSIDIARY    NON-GUARANTOR                    TOTAL
                                                            PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          ----------     ----------    -------------  ------------   ------------
                                                                                   (UNAUDITED IN THOUSANDS)

Revenues:
  Rooms .............................................     $       --     $   45,087     $   46,850     $       --     $   91,937
  Food and beverage .................................             --         13,723         14,076             --         27,799
  Other .............................................             --          2,890          3,271             --          6,161
                                                          ----------     ----------     ----------     ----------     ----------
                                                                  --         61,700         64,197             --        125,897
                                                          ----------     ----------     ----------     ----------     ----------

Operating expenses:
 Direct:
    Rooms ...........................................             --         11,972         12,297             --         24,269
    Food and beverage ...............................             --          9,711          9,781             --         19,492
    Other ...........................................             --          1,537          1,608             --          3,145
General, administrative and other ...................             --         22,228         27,454             --         49,682
Depreciation and amortization .......................             --          6,702          7,789             --         14,491
Impairment of long-lived assets .....................             --          4,000              0             --          4,000
Severance and restructuring  expenses ...............             --             --            717             --            717
                                                          ----------     ----------     ----------     ----------     ----------
            Total operating expenses ................             --         56,150         59,646             --        115,796
                                                          ----------     ----------     ----------     ----------     ----------
                                                                  --          5,550          4,551             --         10,101

Other income (expenses):
  Interest income and other .........................             --             --            214             --            214
  Interest expense ..................................             --        (11,657)        (6,947)            --        (18,604)
  Loss on asset dispositions ........................             --           (260)            --             --           (260)
  Equity in losses of consolidated subsidiaries .....        (11,802)            --             --         11,802             --
Minority interests:
  Preferred redeemable securities ...................             --             --         (3,283)            --         (3,283)
  Other .............................................             --             --             30             --             30
                                                          ----------     ----------     ----------     ----------     ----------
Loss  before income taxes ...........................        (11,802)        (6,367)        (5,435)        11,802        (11,802)
Benefit  for income taxes ...........................             --             --             --             --             --
                                                          ----------     ----------     ----------     ----------     ----------
                 Net loss ...........................     $  (11,802)    $   (6,367)    $   (5,435)    $   11,802     $  (11,802)
                                                          ==========     ==========     ==========     ==========     ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000

                                                                      SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                        PARENT        GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ----------      ----------    -------------   ------------    ------------
                                                                              (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms ...........................................   $       --      $  51,233      $   65,868      $       --      $  117,101
  Food and beverage ...............................           --         15,265          21,180              --          36,445
  Other ...........................................           --          3,063           4,456              --           7,519
                                                      ----------      ---------      ----------      ----------      ----------
                                                              --         69,561          91,504              --         161,065
                                                      ----------      ---------      ----------      ----------      ----------

Operating expenses:
 Direct:
    Rooms .........................................           --         14,195          17,703              --          31,898
    Food and beverage .............................           --         10,628          14,837              --          25,465
    Other .........................................           --          2,045           2,562              --           4,607
General, administrative and other .................           --         23,416          33,228              --          56,644
Depreciation and amortization .....................           --          6,328          10,080              --          16,408
Impairment of long-lived assets ...................           --             --          56,549              --          56,549
Severance and restructuring expenses ..............           --             --           1,502              --           1,502
                                                      ----------      ---------      ----------      ----------      ----------
            Total operating expenses ..............           --         56,612         136,461              --         193,073
                                                      ----------      ---------      ----------      ----------      ----------
                                                              --         12,949         (44,957)             --         (32,008)

Other income (expenses):
  Interest income and other .......................           --             --             358              --             358
  Interest expense ................................           --        (14,144)        (11,699)                        (25,843)
  Loss on asset dispositions ......................           --            (98)             --              --             (98)
  Equity in losses of consolidated subsidiaries ...      (60,890)            --              --          60,890              --
Minority interests:
  Preferred redeemable securities .................           --             --          (3,064)             --          (3,064)
  Other ...........................................           --             --            (236)             --            (236)
                                                      ----------      ---------      ----------      ----------      ----------
Loss before income taxes ..........................      (60,890)        (1,293)        (59,598)         60,890         (60,891)
Benefit for income taxes ..........................       20,703            440          20,263         (20,703)         20,703
                                                      ----------      ---------      ----------      ----------      ----------
                 Net loss .........................   $  (40,187)     $    (853)     $  (39,335)     $   40,187      $  (40,188)
                                                      ==========      =========      ==========      ==========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                                          SUBSIDIARY   NON-GUARANTOR                       TOTAL
                                                            PARENT        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ----------      ----------   -------------    ------------   ------------
                                                                                  (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms .............................................     $       --      $   85,486      $  90,469      $      --      $  175,955
  Food and beverage .................................             --          26,101         26,900             --          53,001
  Other .............................................             --           5,431          6,283             --          11,714
                                                          ----------      ----------      ---------      ---------      ----------
                                                                  --         117,018        123,652             --         240,670
                                                          ----------      ----------      ---------      ---------      ----------
Operating expenses:
 Direct:
    Rooms ...........................................             --          23,537         24,840             --          48,377
    Food and beverage ...............................             --          18,809         19,346             --          38,155
    Other ...........................................             --           3,024          3,325             --           6,349
General, administrative and other ...................             --          44,697         56,465             --         101,162
Depreciation and amortization .......................             --          13,971         16,177             --          30,148
Impairment of long-lived assets .....................             --           1,265          3,300             --           4,565
Severance and restructuring expenses ................             --              --          1,467             --           1,467
                                                          ----------      ----------      ---------      ---------      ----------
            Total operating expenses ................             --         105,303        124,920             --         230,223
                                                          ----------      ----------      ---------      ---------      ----------
                                                                  --          11,715         (1,268)            --          10,447
Other income (expenses):
  Interest income and other .........................             --              --            480             --             480
  Interest expense ..................................             --         (24,691)       (14,678)            --         (39,369)
  Gain on asset dispositions ........................             --            (240)        24,349             --          24,109
  Equity in losses of consolidated subsidiaries .....        (10,958)             --             --         10,958              --
Minority interests:
  Preferred redeemable securities ...................             --              --         (6,509)            --          (6,509)
  Other .............................................             --              --           (116)            --            (116)
                                                          ----------      ----------      ---------      ---------      ----------
(Loss) income before income taxes ...................        (10,958)        (13,216)         2,258         10,958         (10,958)
Provision for income taxes ..........................         (2,700)             --         (2,700)         2,700          (2,700)
                                                          ----------      ----------      ---------      ---------      ----------
                 Net loss ...........................     $  (13,658)     $  (13,216)     $    (442)     $  13,658      $  (13,658)
                                                          ==========      ==========      =========      =========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                       SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                         PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ----------      ----------    -------------    ------------    ------------
                                                                               (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms ..........................................     $       --      $   96,534      $  120,685      $       --      $  217,218
  Food and beverage ..............................             --          29,186          38,763              --          67,949
  Other ..........................................             --           5,851           8,404              --          14,255
                                                       ----------      ----------      ----------      ----------      ----------
                                                               --         131,571         167,851              --         299,422
                                                       ----------      ----------      ----------      ----------      ----------

Operating expenses:
 Direct:
    Rooms ........................................             --          27,187          33,312              --          60,499
    Food and beverage ............................             --          20,739          27,944              --          48,683
    Other ........................................             --           3,987           4,930              --           8,917
General, administrative and other ................             --          46,207          65,582              --         111,789
Depreciation and amortization ....................             --          12,263          20,177              --          32,440
Impairment of long-lived assets ..................             --           8,800          57,362              --          66,162
Severance and restructuring expenses .............             --              --           1,502              --           1,502
                                                       ----------      ----------      ----------      ----------      ----------
            Total operating expenses .............             --         119,183         210,809              --         329,992
                                                       ----------      ----------      ----------      ----------      ----------
                                                               --          12,388         (42,958)             --         (30,570)

Other income (expenses):
  Interest income and other ......................             --              --             663              --             663
  Interest expense ...............................             --         (27,573)        (22,257)             --         (49,830)
  Loss on asset dispositions .....................             --              (3)             --              --              (3)
  Equity in losses of consolidated subsidiaries ..        (86,410)             --              --          86,410              --
Minority interests:
  Preferred redeemable securities ................             --              --          (6,127)             --          (6,127)
  Other ..........................................             --              --            (543)             --            (543)
                                                       ----------      ----------      ----------      ----------      ----------
Loss before income taxes .........................        (86,410)        (15,188)        (71,222)         86,410         (86,410)
Benefit for income taxes .........................         29,380           5,164          24,216         (29,380)         29,380
                                                       ----------      ----------      ----------      ----------      ----------
                 Net loss ........................     $  (57,030)     $  (10,024)     $  (47,006)     $   57,030      $  (57,030)
                                                       ==========      ==========      ==========      ==========      ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                               PARENT AND        SUBSIDIARY      NON-GUARANTOR         TOTAL
                                                              ELIMINATIONS       GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                              ------------       ----------      -------------      ------------
                                                                                   (UNAUDITED IN THOUSANDS)
Operating activities:
 Net loss ...............................................       $      --        $  (13,216)       $     (442)       $  (13,658)
 Adjustments to reconcile net loss to net cash
 provided by  (used in) operating activities:
  Depreciation and amortization .........................              --            13,971            16,177            30,148
  Gain on sale of assets ................................              --               240           (24,349)          (24,109)
  Deferred income tax provision .........................           2,700                --                --             2,700
  Minority interests ....................................              --                --             6,625             6,625
  Impairment of long-lived assets .......................              --             1,265             3,300             4,565
  401 (k) plan contributions ............................             257                --                --               257
  Amortization of deferred stock compensation ...........              98                --                --                98
  Amortization of deferred loan fees ....................              --             1,746             1,056             2,802
  Other .................................................             145              (637)             (343)             (835)
 Changes in operating assets and liabilities:
  Accounts receivable ...................................              --              (798)              730               (68)
  Inventories ...........................................              --               207                27               234
  Prepaid expenses and other assets .....................              --                13              (930)             (917)
  Accounts payable ......................................              --               265            (5,260)           (4,995)
  Accrued liabilities ...................................              --            (1,047)           (3,457)           (4,504)
  Advance deposits ......................................              --               229                42               271
                                                                ---------        ----------        ----------        ----------
Net cash provided by (used in) operating activities .....           3,200             2,238            (6,824)           (1,386)
                                                                ---------        ----------        ----------        ----------
Investing activities:
  Capital improvements, net .............................              --           (10,452)           (5,492)          (15,944)
  Proceeds from sale of assets, net .....................              --             8,862            55,728            64,590
  Net withdrawals for capital expenditures ..............              --               830               694             1,524
                                                                ---------        ----------        ----------        ----------
  Net cash provided by (used in) investing activities ...              --              (760)           50,930            50,170
                                                                ---------        ----------        ----------        ----------
Financing activities:
  Proceeds from borrowings on working capital revolver ..              --            16,000                --            16,000
  Proceeds received from (paid to) related parties ......          (3,200)           18,504           (15,304)               --
  Principal payments on long-term obligations ...........              --           (26,046)          (25,222)          (51,268)
  Principal payments on working capital revolver ........              --           (15,000)               --           (15,000)
                                                                ---------        ----------        ----------        ----------
  Net cash  used in  financing activities ...............          (3,200)           (6,542)          (40,526)          (50,268)
                                                                ---------        ----------        ----------        ----------
Net (decrease) increase in cash and cash equivalents ....              --            (5,064)            3,580            (1,484)
Cash and cash equivalents at beginning of period ........               6            20,653               343            21,002
                                                                ---------        ----------        ----------        ----------
Cash and cash equivalents at end of period ..............       $       6        $   15,589        $    3,923        $   19,518
                                                                =========        ==========        ==========        ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000

                                                               PARENT AND        SUBSIDIARY      NON-GUARANTOR         TOTAL
                                                              ELIMINATIONS       GUARANTORS       SUBSIDIARIES      CONSOLIDATED
                                                              ------------       ----------      -------------      ------------
                                                                                            (UNAUDITED IN THOUSANDS)
Operating activities:
 Net loss ...............................................       $      --        $ (10,024)         (47,006)       $ (57,030)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization .........................              --           12,263           20,177           32,440
  Loss on sale of assets ................................              --                3               --                3
  Deferred income tax benefits ..........................         (29,380)              --               --          (29,380)
  Minority interests ....................................                                             3,607            3,607
  Impairment of long-lived assets .......................              --            8,800           57,362           66,162
  401 (k) plan contributions ............................              --               --              419              419
  Amortization of deferred stock compensation ...........              --               --               27               27
  Amortization of deferred loan fees ....................              --            1,141            1,191            2,332
  Other .................................................             475             (271)          (1,152)            (948)
 Changes in operating assets and liabilities:
  Accounts receivable ...................................              --           (3,165)           2,983             (182)
  Inventories ...........................................              --              404              (96)             308
  Prepaid expenses and other assets .....................              --             (429)          (1,740)          (2,169)
  Accounts payable ......................................              --             (514)          (4,556)          (5,070)
  Accrued liabilities ...................................              --           11,471             (687)          10,784
  Advance deposits ......................................              --              359              358              717
                                                                ---------        ---------        ---------        ---------
Net cash (used in) provided by operating activities .....         (28,905)          20,038           30,887           22,020
                                                                ---------        ---------        ---------        ---------
Investing activities:
  Capital expenditures, net .............................              --          (31,055)         (20,310)         (51,365)
  Proceeds from sale of assets ..........................              --           33,734               --           33,734
  Net (withdrawals) deposits for capital expenditures ...              --               --           (6,250)          (6,250)
                                                                ---------        ---------        ---------        ---------
  Net cash provided by (used in) investing activities ...              --            2,679          (26,560)         (23,881)
                                                                ---------        ---------        ---------        ---------
Financing activities:
  Proceeds from borrowings on working capital revolver ..              --           30,000               --           30,000
  Proceeds from issuance of long-term obligations .......              --               --            2,085            2,085
  Proceeds received from (paid to) related parties ......          28,905          (28,130)            (775)              --
  Principal payments on long-term obligations ...........              --           (7,171)          (2,624)          (9,795)
  Principal payments on working capital revolver ........              --           (5,000)              --           (5,000)
  Distributions to minority interests ...................              --               --             (186)            (186)
                                                                ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities .....          28,905          (10,301)          (1,500)          17,104
                                                                ---------        ---------        ---------        ---------
Net increase in cash and cash equivalents ...............              --           12,416            2,827           15,243
Cash and cash equivalents at beginning of period ........              59            9,910            4,675           14,644
                                                                ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period ..............       $      59        $  22,326        $   7,502        $  29,887
                                                                =========        =========        =========        =========

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

STRATEGIC PLANS

                  At the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review, the Company was pursuing a sale of the Company. Currently, the Company is not in negotiations for the sale of the Company with any party. The Company is moving forward as an independent company and is exploring all avenues for maximization of shareholder value, including improving operations, capital structure and optimizing the value of the Company's assets. Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2000, on February 9, 2001 the Company named a new President and Chief Executive Officer. In addition, in its pursuit of its overall strategic plan to enhance shareholder value, the Company continues to review its existing structure and, in the second quarter of 2001, made several personnel and management changes including the appointment of several key executives.

OVERVIEW

         Management believes that the results of operations in the hotel industry are best explained by four key performance measures: occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR"), and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and other local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of our hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

REVENUES

         Revenues are composed of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service and use of meeting facilities.

OPERATING EXPENSES

         Operating expenses are composed of direct, general and administrative, other hotel operating expenses, depreciation and amortization, asset impairment charges and severance and restructuring expenses. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component which can be leveraged with increases in revenues. General and administrative expenses represent corporate salaries and other corporate operating expenses and are generally fixed. Other expenses include primarily property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. These expenses are primarily fixed.

RESULTS OF OPERATIONS

         The significant number of dispositions in 2001 and 2000 has materially impacted operating results.

Six months ended June 30, 2001

         In the first six months of 2001, the Company sold five hotels for a gross sale price of $72.2 million.

Year Ended December 31, 2000

         During 2000, the Company sold nineteen hotel properties and four other assets, including five hotel properties sold in the first six months of 2000. Gross sales price of these twenty-three properties was $208.8 million.

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

HISTORICAL RESULTS OF OPERATIONS

         The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      -----------------------         -----------------------
                                                                      JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                        2001            2000            2001            2000
                                                                      --------        --------        --------        --------
Revenues:
  Rooms .......................................................          73.0%           72.7%           73.1%           72.5%
  Food and beverage ...........................................          22.1            22.6            22.0            22.7
  Other .......................................................           4.9             4.7             4.9             4.8
                                                                       ------          ------          ------          ------
                                                                        100.0           100.0           100.0           100.0
                                                                       ------          ------          ------          ------
Operating expenses:
 Direct:
    Rooms .....................................................          19.3            19.8            20.1            20.2
    Food and beverage .........................................          15.5            15.8            15.9            16.3
    Other .....................................................           2.5             2.9             2.6             3.0
General, administrative and other .............................          39.5            35.2            42.0            37.3
Depreciation and amortization .................................          11.5            10.2            12.5            10.8
Impairment of long-lived assets ...............................           3.2            35.1             1.9            22.1
Severance and restructuring expenses ..........................           0.6             0.9             0.6             0.5
                                                                       ------          ------          ------          ------
            Total operating expenses ..........................          92.1           119.9            95.6           110.2
                                                                       ------          ------          ------          ------
                                                                          7.9           (19.9)            4.4           (10.2)
Other income (expenses):
  Interest income and other ...................................           0.2             0.2             0.2             0.2
  Interest expense ............................................         (14.8)          (16.0)          (16.4)          (16.6)
 (Loss) gain on asset dispositions ............................          (0.2)           (0.1)           10.0            (0.0)
Minority interests:
  Preferred redeemable securities .............................          (2.6)           (1.9)           (2.7)           (2.0)
  Other .......................................................           0.0            (0.1)           (0.0)           (0.2)
                                                                       ------          ------          ------          ------
Loss before income taxes ......................................          (9.5)          (37.8)           (4.5)          (28.8)
Benefit (provision) for income taxes ..........................            --            12.9            (1.1)            9.8
                                                                       ------          ------          ------          ------
Net loss ......................................................          (9.5)%         (24.9)%          (5.6)%         (19.0)%
                                                                       ======          ======          ======          ======

THREE MONTHS ENDED JUNE 30, 2001 ("SECOND QUARTER 2001") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000 ("SECOND QUARTER 2000")

REVENUES

         At June 30, 2001, the Company owned 106 hotels and had a minority interest in one hotel compared with 126 hotels owned, a minority interest in one hotel and one hotel managed for a third party at June 30, 2000.

         Total revenues for the Company were $125.9 million for the second quarter 2001 and $161.1 million for the second quarter 2000. Of this $35.2 million or a 21.9% decrease, $30.2 million is due to the disposition of twenty hotels in the owned portfolio. Revenues for hotels owned at the end of the second quarter 2001 were $124.7 million for the second quarter 2001 and $129.7 million for the second quarter 2000 (a decline of 3.9%). RevPAR for hotels owned at the end of the second quarter 2001 declined by 4.0% compared to the second quarter 2000, primarily as a result of a decline in occupancy of 5.9% partially offset by an increase in average daily rates of 2.0%. Revenues and RevPar on the same unit basis for the second quarter 2001 was impacted by a general decline in the industry and in particular by a weakening in certain of the Company's markets.

OPERATING EXPENSES

         Direct operating expenses for the Company were $46.9 million (37.3% of direct revenues) for the second quarter 2001 and $62.0 million (38.5% of direct revenues) for the second quarter 2000. This $15.1 million decrease was primarily attributable to the reduction of twenty hotels in the owned portfolio, as well as lower direct costs as a percentage of revenues. The lower percentage in direct costs was primarily due to cost reductions in the rooms department and to a lesser extent to other direct activities. Other direct revenue comprises revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses were $49.7 million (39.5% of direct revenues) for the second quarter 2001 and $56.6 million (35.2% of direct revenues) for the second quarter 2000. This $6.9 million decrease was due primarily to a reduction of twenty hotels in the owned portfolio offset by certain higher general, administrative and other expenses. The increase in general, administrative and other expenses as a percentage of revenues is primarily a result of higher costs related to utilities ($0.8 million), property insurance ($0.6 million), franchise fees ($0.6 million) and property taxes ($0.7 million). These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased due to premium increases in the global property insurance market and increases in certain small claims. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by the franchisors. Property taxes increased due to property tax assessments in certain markets. Included in general, administrative and other expenses are $2.4 million of unusual expenses ($3.6 million for the second quarter 2000). Of this amount, $1.4 million is related to professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company and $0.3 million is related to certain legal matters.

         Depreciation and amortization expense was $14.5 million in the second quarter 2001 and $16.4 million in the second quarter 2000. The $1.9 million decrease is primarily as a result of the reduction of twenty hotels in the owned portfolio.

         Impairment charges for the second quarter 2001 and 2000 were $4.0 million and $56.5 million, respectively. The Company's second quarter 2001 charge related to one property which was identified as held for sale and also sold in the second quarter of 2001. The second quarter 2000 charge related to impairment charges in respect of the ten hotels sold to Sunstone Investors, LLC on August 31, 2000.

OTHER INCOME AND EXPENSES

         Interest expense was $18.6 million in the second quarter 2001 and $25.8 million in the second quarter 2000. This decrease is primarily attributable to a reduction in the level of debt and, to a lesser extent, a decrease in the cost of debt.

         Loss on asset dispositions was $0.3 million for the second quarter 2001. This relates to the three hotels sold in the second quarter 2001 and represents the excess of the net proceeds of sale over the net book values of these assets.

         Minority interest expense was $3.3 million in the second quarter 2001 and also in the second quarter 2000. This is due to an increase in the CREST dividend as a result of interest compounding which increase has been offset by other minority interest expense due to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         The Company provided no benefit for income taxes in the second quarter 2001 and a benefit for income taxes of $20.7 million in the second quarter 2000. The net loss was $11.8 million ($0.42 loss per share) in second quarter 2001 compared with a net loss of $40.2 million ($1.43 loss per share) in the second quarter 2000.

SIX MONTHS ENDED JUNE 30, 2001 ("THE 2001 PERIOD") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 ("THE 2000 PERIOD")

REVENUES

         Total revenues for the Company were $240.7 million, for the 2001 period and $299.4 million for the 2000 period. Of this $58.7 million or a 19.6% decrease, $52.6 million is due to the disposition of twenty hotels in the owned portfolio. Revenues for hotels owned at the end of the second quarter 2001 were $235.3 million for the 2001 period and $241.4 million for the 2000 period (a decline of 2.5%). RevPAR for hotels owned at the end of the 2001 period declined by 1.8% compared to the 2000 period, primarily as a result of a decline in occupancy of 4.7% partially offset by an increase in average daily rates of 3.0%. Revenues and RevPar on the same unit basis for the 2001 period was impacted by a general decline in the industry and in particular by a weakening in certain of the Company's markets.

OPERATING EXPENSES

         Direct operating expenses for the Company were $92.9 million (38.6% of direct revenues) for the 2001 period and $118.1 million (39.4%) of direct revenues) for the 2000 period. This $25.2 million decrease was due primarily to a reduction of twenty hotels in the owned portfolio as well as lower direct costs as a percentage of revenues. The lower percentage in direct costs was primarily due to cost reductions in the rooms department and in other direct revenue activities. Other direct revenue comprises revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General administrative and other expenses were $101.2 million (42.0% of direct revenues) for the 2001 period and $111.8 million (37.3%) of direct revenue) for the 2000 period. This $10.6 million decrease was due primarily to a reduction of twenty hotels in the owned portfolio offset by certain higher general, administrative and other expenses. The increase in general, administrative and other expenses as a percentage of revenues is primarily a result of higher costs related to utilities ($2.5 million), property insurance ($1.8 million), franchise fees ($1.2 million) and property taxes ($0.9 million). The utility costs increased 21% in the first quarter 2001 due to higher usages caused by extreme winter conditions in certain locations and increased energy rates. These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased due to premium increases in the global property insurance market and increases in certain small claims. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by franchisors. Property taxes increased due to property tax assessments in certain markets. Included in general, administrative and other expenses are $5.6 million of unusual expenses ($7.6 million for the 2000 period). Of this amount, $3.2 million is related to professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company and $0.7 million related to certain legal matters.

         Depreciation and amortization expense was $30.1 million in the 2001 period and $32.4 million in the 2000 period. The $2.3 million decrease is primarily a result of a decrease of $3.6 million in depreciation related to hotels sold, net of additional depreciation expense of $1.3 million relating to two hotels previously considered held for sale and that are no longer being actively marketed for sale.

         Impairment charges for the 2001 and 2000 periods were $4.6 million and $66.2 million, respectively. The charge for the 2001 period consists of $0.6 million and $4.0 million relating to the first and second quarters, respectively. The first quarter charge comprised $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously held for sale was no longer being actively marketed for sale as of March 31, 2001. The second quarter charge related to one hotel which was identified as held for sale and also sold in the second quarter 2001. The charge in the 2000 period, consisted of $9.6 million and $56.6 million in the first and second quarters, respectively. The first quarter charge related to revised estimates of fair value for properties held for sale at December 31, 1999 and second quarter charge related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000.

OTHER INCOME AND EXPENSES

         Interest expense was $39.4 million in the 2001 period and $49.8 million in the 2000 period. This decrease is primarily attributable to a reduction in the level of debt and, to a lesser extent, a decrease in the cost of debt.

         Gain on asset dispositions was $24.1 million for the 2001 period. This relates primarily to the sale of one hotel in the first quarter 2001 and represents the excess of the net proceeds of sale over the net book values of assets sold.

         Minority interest expense was $6.6 million in the 2001 period and $6.7 million in the 2000 period. This is due to an increase in the CREST dividend as a result of the interest compounding which increase has been offset by other minority interest expense due to lower net income levels for those hotels which the Company co-owns with its third-party minority equity partners.

NET INCOME

         After a provision for income taxes of $2.7 million in the 2001 period and a benefit for income taxes of $29.4 million in the 2000 period, the Company had a net loss of $13.7 million ($0.48 loss per share) in the 2001 period compared with a net loss of 57.0 million ($2.04 loss per share) in the 2000 period.

INCOME TAXES

         As of December 31, 2000, Lodgian had net operating loss carryforwards of approximately $194 million for federal income tax purposes, which expire in 2004 through 2020. The Company's ability to use these net operating loss carryforwards to offset future income is subject to limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. The Company recognized an income tax provision of $2.7 million for the first six months of 2001.

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

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2001 of $50.7 million, a 33.0% decrease from the $75.7 million for the 2000 period. This decrease was primarily due to a reduction of twenty hotels in the owned portfolio and other factors discussed below. EBITDA, as adjusted, on a same unit basis was $50.6 million for the 2001 period and $60.8 million for the 2000 period, a decrease of 16.8%. This decrease on a same unit basis was due primarily to a 1.8% decline in RevPar, higher administrative and corporate overhead costs as a percentage of revenues and increased utility costs, property insurance, franchise fees and property taxes as discussed previously under general, administrative and other operating expenses. These contributory factors were offset by a 0.5% decrease in direct operating expenses as a percentage of revenue. The Company has computed EBITDA without regard to the unusual items and one-time charges. For the 2001 period, these items consisted of unusual costs (principally professional and legal fees and severance charges) of $5.6 million and impairment charges of $4.6 million, compared to $7.6 million and $66.2 million, respectively, for the 2000 period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash used in operating activities for the 2001 period was $1.4 million compared to net cash provided by operations of $22.0 million for the 2000 period.

         Cash flows provided by investing activities was $50.2 million for the 2001 period and cash flows used in investing activities was $23.9 million for the 2000 period. The 2001 amount includes capital expenditures of $15.9 million, net proceeds from the sale of assets of $64.6 million and withdrawals for capital expenditure escrows of $1.5 million. The 2000 period includes capital expenditures of $51.4 million, net proceeds from the sale of assets of $33.7 million and deposits for capital expenditure escrows of $6.3 million.

         Cash flows used in financing activities were $50.3 million for the 2001 period and net cash provided by financing activities were $17.1 million for the 2000 period. The 2001 and 2000 amounts consist primarily of borrowings on the working capital revolver and repayments of long-term obligations and payments on the working capital revolver.

         At June 30, 2001, the Company had a working capital deficit of $88.5 million as compared with a working capital deficit of $99.9 million at December 31, 2000. Excluding the current portion of long-term obligations, the Company had a working capital deficit of $14.9 million at June 30, 2001 compared with a working capital deficit of $20.0 million at December 31, 2000.

         At June 30, 2001, long-term obligations were $630.1 million. Long-term obligations were $674.0 million at December 31, 2000. Both periods exclude the CRESTS.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company originally anticipated capital expenditures of approximately $40 million under its 2001 capital improvement program. Effective June 30, 2001, the Company decreased its anticipated 2001 capital expenditures to $32 million, of which an aggregate $16.7 million was incurred in the first and second quarters of 2001.

         As discussed previously, the Company has adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-four hotel properties and four other assets between January 1, 2000 and June 30, 2001. Gross sales price of these twenty-eight properties was $281.0 million while the reduction of debt was $212.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                            Properties      Gross Sales         Debt
           Period                              Sold            Price         Reduction
           ------                           ----------      -----------      ---------
January 1, to December 31, 2000                  23           $  208.8       $  151.1
January 1, to March 31, 2001                      2               66.2           55.8
April 1, 2001 to June 30, 2001                    3                6.0            5.7
                                              -----           --------       --------
                                                 28           $  281.0       $  212.6
                                              =====           ========       ========

         The Company's total outstanding debt as of August 14, 2001 (excluding CRESTS) was approximately $703.3 million. Of this amount, $47.9 million is due in 2001. As of August 14, 2001, the Company's held for sale properties have an estimated fair value of approximately $20.8 million.

         The Company is exploring potential property sale transactions in addition to those discussed above. Certain of these transactions may include hotels other than those identified for sale currently. The discussions with potential purchasers are in various stages, including the execution of preliminary agreements in a few situations. Those transactions where preliminary agreements have been reached are subject to, among other things, buyer due diligence and financing and, in some cases, the cooperation of the Company's existing lenders. Accordingly, the Company is unable to predict whether any of the transactions being considered will result in an actual sale. The majority of the net proceeds from any completed sales will be used to reduce debt.

         In 2001, the Company will likely sell assets to meet its remaining $47.9 million amortization payment requirements in 2001 and its capital improvement program. Therefore, the Company may continue to identify properties to be classified as held for sale. The Company will need to sell sufficient assets to meet its obligations in 2001, if the Company is unable to complete a refinancing as discussed following. There can be no assurance that the sales will occur or generate sufficient net proceeds to meet these obligations.

         On May 15, 2001, the Company and the lenders of its Senior Secured loan credit facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios, with which the Company is in compliance as of June 30, 2001. The Company paid an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitments on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million. As of August 14, 2001, the Company has $19.1 million of unused availability on the working capital revolver portion of its Senior Secured loan credit facility and the full amount of the unused availability is currently available for borrowings. At August 14, 2001, the Company had $195.2 million outstanding on its Senior Secured loan credit facility having fully satisfied the remaining $6.7 million obligation which was due June 30, 2001 on this facility. Currently the Company is exploring the possibility of refinancing opportunities to completely pay off these obligations prior to January 2, 2002 and is in discussions with certain potential lenders who have expressed an interest in participating in such a transaction. However, there can be no assurances that the Company can complete a refinancing nor can there be any assurances, that, if completed, the refinancing will be on more favorable terms.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA and the Company did not make this payment on May 20, 2001. MHA and the Company are cooperating with the note holders in marketing the hotel for sale and entered into a Forbearance Agreement related to the debt. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, there will not be any remaining net proceeds available for MHA or the Company.

         The Company is aware of a potential violation of certain financial covenants related to its Senior Secured loan credit facility based on its projected third quarter 2001 operating results. In the event that this violation occurs, the Company will commence negotiations with the lenders of this facility with respect to the third quarter's requirements. If the violation occurs, and the Company is not able to negotiate a satisfactory amendment or a waiver with the lenders of this facility, the entire amount owing under this facility (currently $195.2 million) and any related components will convert to a short term facility.

         Despite the very challenging economic environment, the Company believes that the combination of its current cash position, cash flows from operations, availability on the revolving credit facility and net proceeds from property sales (both properties identified and to be identified) will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations through December 31, 2001.

         The Company has been notified by the New York Stock Exchange that it is not in compliance with the Exchange's continuing listing requirements because the average closing price of Lodgian stock was less than the $1.00 per share limit over a consecutive thirty trading day period. The Company is considering actions that may be taken in order to bring itself into compliance with the Exchange's requirements. The Company believes that it has until its annual shareholders' meeting in 2002 to remedy this lack of compliance.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six (6) of the Company's hotels. The litigation is pending in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed, in principle, to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has agreed to pay HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 agreement. WH claims entitlement to profit participation relating to the Company's acquisition of AMI Operating Partners, LP. WH seeks damages totaling $754,500. The Company believes it has meritorious defenses to this matter and is defending it vigorously.

         In 1999 and 2000, a total of six class actions were filed in the Delaware Court of Chancery on behalf of all security holders of the Company. Named as defendants in each of the actions were the Company and six of the Company's directors and/or officers. The complaints alleged, among other things:
(1) that the individual defendants breached their fiduciary duties in connection with an offer by Casuarina Cayman Holdings Ltd. ("Casuarina") to acquire all of the Company's outstanding common stock; (2) that the director defendants breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors in connection with certain agreements entered into by the Company regarding a potential sale of the Company to Whitehall Street Real Estate Limited Partnership XIII and Whitehall Parallel Real Estate Limited Partnership XIII ("Whitehall") and (3) that the individual defendants breached their fiduciary obligations in connection with their consideration of certain conditional offers received by the Company regarding a potential sale of the Company. The complaints sought injunctive relief and compensatory damages in unspecified amounts. The Delaware court created one consolidated class action in November 2000 (the "Consolidated Action"). In July 2001, the plaintiffs agreed to dismiss the Consolidated Action, hence relieving the Company of any potential claim for damages.

         In October 2000, a class action was filed in the Superior Court of the State of Georgia, Fulton County. Named as defendants are the Company and its directors, and Whitehall. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties in connection with certain agreements entered into with Whitehall regarding a potential sale of the Company to those entities. The complaint also alleges that Whitehall aided and abetted the alleged breach of fiduciary duty by the individual defendants. The case remains pending but it is the opinion of management that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

         In 2000, several actions were filed in Delaware Court of Chancery by Casuarina and Edgecliff Holdings, LLC (Edgecliff"). Named as defendants were the Company and five of its directors and/or officers. The complaints alleged, among other things: (1) that the defendant directors breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors and sought declaratory and injunctive relief; and
(2) that the Company had not timely scheduled its annual meeting of shareholders in accordance with Section 211 of the Delaware General Corporation Law. The complaints also challenged the Company's decision to postpone its annual meeting from October 12 to October 20, 2000 in response to the offer received by the Company from Whitehall. The court granted plaintiff's motion for summary judgment to the limited extent that the court required the Company to hold the annual meeting on October 20, 2000, the rescheduled date on which the Company had planned to hold the meeting. All of the remaining claims were dismissed on April 13, 2001.

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

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LODGIAN, INC.



Date: August 14, 2001                  By:         /s/ THOMAS ARASI
                                          --------------------------------------
                                                     THOMAS ARASI
                                          President and Chief Executive Officer



Date: August 14, 2001                  By:    /s/ CHARLES E. MILLER, JR.
                                          --------------------------------------
                                                 CHARLES E. MILLER, JR.
                                                Chief Accounting Officer