Form 10-Q
period 2001-09-30
LODGIAN INC
filed 2001-11-14
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                           COMMISSION FILE NO. 1-14537
                                               -------



                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       52-2093696
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3445 PEACHTREE ROAD, N.E., SUITE 700, ATLANTA, GA           30326
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

CLASS                                      OUTSTANDING AS OF NOVEMBER 1, 2001
-----------------------------            -------------------------------------
Common                                                 28,479,837

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                          Page
                                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000.........................................................  1
           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2001 and 2000 ......................  2
           (unaudited).............
           Condensed Consolidated Statements of Stockholders' Equity
           for the Nine Months Ended September 30, 2001 (unaudited) and for the
           Year Ended December 31, 2000..................................................  3
           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000 (unaudited).....................  4
           Notes to Condensed Consolidated Financial Statements (unaudited)..............  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................... 23

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................. 32

Item 2.    Changes in Securities......................................................... 32

Item 6.    Exhibits and Reports on Form 8-K.............................................. 33

Signatures .............................................................................. 34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                      2001           2000
                                                                                   (UNAUDITED)
                                                                                   -----------    -----------
                                                                                        (IN THOUSANDS,
                                                                                       EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................   $     5,625    $    21,002
     Cash, restricted ..........................................................         2,996          2,237
     Accounts receivable, net of allowances ....................................        17,598         20,624
     Inventories ...............................................................         7,268          7,805
     Prepaid expenses and other current assets .................................         9,123          9,261
                                                                                   -----------    -----------
            Total current assets ...............................................        42,610         60,929
Property and equipment, net ....................................................       992,231      1,059,048
Deposits for capital expenditures ..............................................        14,422         14,005
Other assets, net ..............................................................        23,969         29,965
                                                                                   -----------    -----------
                                                                                   $ 1,073,232    $ 1,163,947
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................................   $    18,658    $    25,088
      Accrued interest .........................................................         8,782         16,795
      Other accrued liabilities ................................................        34,456         37,203
      Advance deposits .........................................................         2,062          1,854
      Current portion of long-term obligations .................................       701,358         79,843
      Minority interests - preferred redeemable securities (including
       related accrued interest) ...............................................       194,198             --
                                                                                   -----------    -----------
            Total current liabilities ..........................................       959,514        160,783
Long-term obligations, less current portion ....................................            --        674,038
Deferred income taxes ..........................................................         3,603          3,603
Minority interests:
      Preferred redeemable securities (including related accrued interest) .....            --        184,349
      Other ....................................................................         5,547          4,294
                                                                                   -----------    -----------
            Total liabilities ..................................................       968,664      1,027,067
Commitments and contingencies ..................................................            --             --
Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837 and
    28,139,481 issued at September 30, 2001 and December 31, 2000, respectively;
    28,479,837 and 28,290,424 shares outstanding at September 30, 2001 and
    December 31, 2000, respectively ............................................           284            282
   Additional paid-in capital ..................................................       263,687        263,320
   Accumulated deficit .........................................................      (157,533)      (125,542)
   Accumulated other comprehensive loss ........................................        (1,870)        (1,180)
                                                                                   -----------    -----------
          Total stockholders' equity ...........................................       104,568        136,880
                                                                                   -----------    -----------
                                                                                   $ 1,073,232    $ 1,163,947
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ------------------------------    ------------------------------
                                                             2001             2000             2001             2000
                                                         -------------    -------------    -------------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                    (UNAUDITED)
Revenues:
  Rooms ..............................................   $      85,161    $     117,425    $     261,116    $     334,643
  Food and beverage ..................................          21,777           30,772           74,778           98,721
  Other ..............................................           4,436            7,007           16,150           21,262
                                                         -------------    -------------    -------------    -------------
                                                               111,374          155,204          352,044          454,626
                                                         -------------    -------------    -------------    -------------

Operating expenses:
 Direct:
    Rooms ............................................          23,227           32,827           71,604           93,326
    Food and beverage ................................          16,886           23,719           55,041           72,402
    Other ............................................           2,932            4,225            9,281           13,142
General, administrative and other ....................          47,554           56,178          148,716          168,037
Depreciation and amortization ........................          14,471           16,908           44,619           49,348
Impairment of long-lived assets ......................           2,270          (10,712)           6,835           55,450
Severance and restructuring expenses .................             624               --            2,091            1,502
                                                         -------------    -------------    -------------    -------------
      Total operating expenses .......................         107,964          123,145          338,187          453,207
                                                         -------------    -------------    -------------    -------------
                                                                 3,410           32,059           13,857            1,419

Other income (expenses):
  Interest income and other ..........................             158              467              638            1,200
  Interest expense ...................................         (18,464)         (24,596)         (57,833)         (74,426)
  Interest hedge break fee ...........................              --           (4,294)              --           (4,294)
  Gain (loss) on asset dispositions ..................              97              (21)          24,206              (24)
Minority interests:
  Preferred redeemable securities ....................          (3,340)          (3,063)          (9,849)          (9,190)
  Other ..............................................             (65)             250             (181)            (293)
                                                         -------------    -------------    -------------    -------------
(Loss) income before income taxes ....................         (18,204)             802          (29,162)         (85,608)
(Provision) benefit  for income taxes ................            (129)            (275)          (2,829)          29,105
                                                         -------------    -------------    -------------    -------------
Net (loss) income ....................................   $     (18,333)   $         527    $     (31,991)   $     (56,503)
                                                         =============    =============    =============    =============

(Loss) earnings per common share - basic and diluted .   $       (0.64)   $        0.02    $       (1.12)   $       (2.01)
                                                         =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                            COMMON STOCK            ADDITIONAL                         OTHER            TOTAL
                                  ------------------------------      PAID-IN      ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES          AMOUNT          CAPITAL         DEFICIT           LOSS            EQUITY
                                  -------------    -------------   -------------   -------------    -------------    -------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1999 ....    28,130,325    $         281   $     262,760   $     (37,587)   $        (912)   $     224,542
401(k) Plan contribution ........       144,131                1             504              --               --              505
Director compensation ...........        15,968                               56              --               --               56
Net loss ........................            --               --              --         (87,955)              --          (87,955)
Currency translation
adjustments .....................            --               --              --              --             (268)            (268)
                                                                                                                     -------------
Comprehensive loss ..............            --               --              --              --               --          (88,223)
                                  -------------    -------------   -------------   -------------    -------------    -------------
Balance at December 31, 2000 ....    28,290,424              282         263,320        (125,542)          (1,180)         136,880
401(k) Plan contribution ........       189,413                2             367                                               369
Net loss ........................            --               --              --         (31,991)              --          (31,991)
Currency translation
   adjustments ..................            --               --              --              --             (690)            (690)
                                                                                                                     -------------
Comprehensive loss ..............                                                                                          (32,681)
                                  -------------    -------------   -------------   -------------    -------------    -------------
Balance at September 30, 2001 ...    28,479,837    $         284   $     263,687   $    (157,533)   $      (1,870)   $     104,568
                                  =============    =============   =============   =============    =============    =============

The comprehensive loss for the nine months ended September 30, 2000 was $56.5 million and for the three months ended September 30, 2001 was $18.8 million. The comprehensive income for the three months ended September 30, 2000 was $0.5 million.

The data for the three and nine months ended September 30, 2001 and 2000 is unaudited.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                            2001         2000
                                                                         ---------    ---------
                                                                             (IN THOUSANDS)
                                                                              (UNAUDITED)
Operating activities:
  Net loss ...........................................................   $ (31,991)   $ (56,503)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization ....................................      44,619       49,348
    (Gain) loss on sale of assets ....................................     (24,206)          24
    Deferred income tax benefit ......................................          --      (29,105)
    Minority interests ...............................................      10,030        9,483
    Impairment of long-lived assets ..................................       6,835       55,450
    401 (k) plan contributions .......................................         369          376
    Amortization of deferred loan fees ...............................       4,620        3,460
    Other ............................................................        (171)      (3,404)
    Changes in operating assets and liabilities:
        Accounts receivable ..........................................       3,026       (1,307)
        Inventories ..................................................         537        1,035
        Prepaid expenses and other assets ............................        (621)      (1,502)
        Accounts payable .............................................      (7,283)      (3,834)
        Accrued liabilities ..........................................     (10,760)      (4,635)
        Advance deposits .............................................         208         (278)
                                                                         ---------    ---------
Net cash (used in) provided by operating activities ..................      (4,788)      18,608
Investing activities:
  Capital improvements, net ..........................................     (21,528)     (72,044)
  Proceeds from sale of assets, net ..................................      64,590      164,455
  Net deposits for capital expenditures ..............................        (417)      (2,970)
                                                                         ---------    ---------
Net cash provided by  investing activities ...........................      42,645       89,441
Financing activities:
  Proceeds from borrowings on working capital revolver ...............      16,000       30,000
  Proceeds from issuance of long-term obligations ....................          --        2,326
  Principal payments on long-term obligations ........................     (53,669)    (131,520)
  Principal payments on working capital revolver .....................     (15,000)      (5,000)
  Payments of deferred loan costs ....................................        (565)      (3,300)
  Distributions to minority interests ................................          --         (683)
                                                                         ---------    ---------
Net cash  used in  financing activities ..............................     (53,234)    (108,177)
                                                                         ---------    ---------
Net decrease in cash and cash equivalents ............................     (15,377)        (128)
Cash and cash equivalents at beginning of period .....................      21,002       14,644
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $   5,625    $  14,516
                                                                         =========    =========

Supplemental cash flow information: Cash paid during the period for:
  Interest, net of amount capitalized ................................   $  61,226    $  71,767
                                                                         =========    =========
  Income taxes, net of refunds .......................................   $     103    $     584
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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The results for interim periods are not necessarily indicative of the results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.       MATTERS AFFECTING BUSINESS

         The Company's future financial condition and results of operations are subject to a number of risks and uncertainties, some of which are set forth below and in other sections of this Form 10-Q.

SUBSTANTIAL LEVERAGE

         The Company has indebtedness which is substantial in relation to its stockholders' equity. As of September 30, 2001, the Company had total debt of approximately $701.4 million (excluding Preferred Redeemable Securities of $194.2 million and $64.0 million of trade payables, other accrued liabilities and advance deposits). Stockholders' equity as of September 30, 2001 is approximately $104.6 million. In addition, as further discussed in Note 7, the Company has additional borrowings available under its revolving credit facility but the Company's ability to draw down on this availability is subject to the approval of the lenders. The Company's leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

         The Company's debt instruments contain a number of covenants, which limit the ability of the Company to, among other things, incur debt and incur liens.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The Company will need to use a large portion of its future cash flows to pay principal and interest on its debt obligations, which will reduce the amount of money available for use in its operations or for responding to potential business opportunities if these arise. The Company does not anticipate being able to generate the cash necessary to service its debt obligations and may further reduce or delay capital expenditures, sell assets, restructure its debt or seek additional equity capital. There can be no assurance that any of these actions can be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

Based on its third quarter 2001 results, the Company is not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility (the senior facility), on which, as of November 14, 2001, the Company has outstanding borrowings of $196.2 million. However on November 13, 2001, the Company reached an agreement in principle with the lenders of this facility (the senior lenders) with respect to the financial covenant violations, pursuant to which the senior lenders agreed to forbear from the exercise of their default-related remedies against the Company until December 31, 2001 (unless an additional event of default occurs earlier). The Company expects to formally execute the forbearance agreement within the next few days. The forbearance agreement also reduced the commitment on the working capital revolver from $25.0 million to $13.4 million leaving the Company with $3.0 million of unused availability on the working capital revolver portion of the senior facility. The forbearance agreement also requires that the remaining
$3.0 million be used only to pay the interest in respect of the senior facility due on November 15, 2001 and that the Company make semi-monthly interest payments on the senior facility. The Company also anticipates that it will not be able to make the remaining $36.0 million of required special amortization payments to its senior lenders due December 31, 2001 and is working with its senior lenders to seek an acceptable resolution of these problems. There can be no assurance that the Company will be successful in such negotiations and there is not certainty as to what actions the senior lenders may take if the Company is unable to negotiate a resolution.

         The Company anticipates that because of limited liquidity it will not be making the $12.3 million interest payment due January 15, 2002 to the holders of the Company's Senior Subordinated Notes. In addition, as a result of the events of default with respect to its Senior Secured Loan Facility, the Company's Senior Subordinated Notes and the CRESTS are also in default due to cross-default provisions in those agreements. The Company intends to attempt to negotiate a debt restructuring with both the holders of the Senior Subordinated Notes and the holders of the CRESTS. There can be no assurances that the Company will be successful in such negotiations and there is no certainty as to what actions the lenders may take if the Company is unable to negotiate a resolution.

         Any further failure of the Company to comply with the covenants contained in its debt instruments, or to adequately service its debt obligations, could result in additional defaults under its debt instruments. If a default occurs under any of the Company's debt instruments (including the CRESTS) the lenders thereunder may elect to declare all associated borrowings outstanding, together with interest and fees, to be immediately due and payable. If the Company was unable to repay any borrowings when due, the lenders thereunder would have the right to proceed against the collateral available to them to secure the debt. Certain defaults under the Company's debt instruments, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

         As a result of the events of default currently existing with respect to the Company's Senior Secured Loan Facility, the Senior Subordinated Notes and the CRESTS, the uncertainty regarding the Company's ability to generate the liquidity necessary to meet its debt obligations as they become due and payable, and the uncertainty regarding the Company's ability to comply with its debt covenants, the Company believes that future defaults with respect to its debt agreements are likely within the next twelve months. Consequently, the Company has classified all of its debt and the CRESTS as current liabilities in the accompanying financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


COMPETITION

         The hotel industry is highly competitive, as the Company currently competes with other major hoteliers of varying sizes. Competition within the industry may also increase due to the recent economic downturn. See Item 2. Management Discussion and Analysis of financial condition for a discussion on the impact on the Company's results.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is also dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel. The Company has been subject to recent management changes as disclosed in Note 10 to these financial statements.

LIQUIDITY

         Amidst the challenges of the current economic environment and the specific challenges peculiar to the Company, particularly those adversely impacting the hospitality industry and the Company since the events of September 11, 2001, management considers the restructuring of its debt obligations and the availability of additional liquidity to be critical if the Company is to have sufficient liquidity to fund its operating, capital expenditures and debt service obligations beyond December 31, 2001. The Company does not anticipate having sufficient liquidity without such a restructuring. If the Company executes a restructuring of its debt terms, it may recognize a charge to write-off all or a portion of the deferred financing costs currently capitalized.

3.       GOING CONCERN

         The Company's independent auditors have indicated that if the Company is unsuccessful in obtaining waivers or amendments to cure existing or probable future events of default with respect to its debt agreements and is unsuccessful in restructuring its current debt obligations on terms sufficient to provide the Company with the liquidity necessary to fund its operating, capital expenditure and debt service obligations, their report on the Company's financial statements for the year ending December 31, 2001 will likely contain a modification as to the Company's ability to continue as a going concern.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                             ----------------------------   ----------------------------
                                                 2001            2000           2001            2000
                                             ------------    ------------   ------------    ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net (loss) income                          $    (18,333)   $        527   $    (31,991)   $    (56,503)
                                             ============    ============   ============    ============

Denominator:
  Denominator for basic and diluted earnings
    per share-weighted-average shares              28,685          28,251         28,465          28,055
                                             ============    ============   ============    ============

Basic and diluted earnings per share:
  Net (loss) income                          $      (0.64)   $       0.02   $      (1.12)   $      (2.01)
                                             ============    ============   ============    ============



         The computation of diluted earnings per share does not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       ASSET DISPOSITIONS AND DEBT REDUCTIONS

         As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the financial statements, at the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company. Pursuant to these strategic plans, the Company sold twenty-five hotel properties as well as four other assets between January 1, 2000 and November 14, 2001. Gross sales price of these twenty-nine properties was $285.2 million while the reduction of debt was $216.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                   PROPERTIES      GROSS SALES        DEBT
            PERIOD                    SOLD            PRICE         REDUCTION
--------------------------------   -----------     -----------     -----------
January 1, to December 31, 2000             23     $     208.8     $     151.1
January 1, to March 31, 2001                 2            66.2            55.8
April 1, to June 30, 2001                    3             6.0             5.7
July 1, to September 30, 2001               --              --              --
October 1, to November 14, 2001              1             4.2             4.0
                                   -----------     -----------     -----------
                                            29     $     285.2     $     216.6
                                   ===========     ===========     ===========

         Included in the twenty-three properties sold in 2000 was a group of ten hotels, located in the western United States, which were sold to a single unaffiliated third party purchaser on August 31, 2000. The gross sales price was $132 million and the net proceeds of $118 million, after deducting closing costs and prorations, were used to pay down debt.

         The following unaudited proforma information is presented as if the Company had completed the sale of the ten hotels, located in the western United States, as of January 1, 2000. This proforma information is not necessarily indicative of what the actual results would have been for the three and nine months ended September 30, 2000, nor does it purport to represent the results for future periods and does not represent the effect of the sales of the remaining nineteen properties.

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                  ------------------         ------------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues                        $ 144,035                  $ 417,004
Net income (loss)                     $   1,899                  $ (17,281)
Net income (loss) per common
  share, basic and diluted            $    0.07                  $   (0.61)

         The Company's total outstanding debt as of November 14, 2001 (excluding CRESTS) was approximately $701.4 million. Of this amount, $41.6 million was originally scheduled as due during the remainder of 2001. As of November 14, 2001, the Company's held for sale properties (5 properties) have an estimated fair value of approximately $22.9 million.

         The Company may continue to sell assets to partly fund its remaining $41.6 million amortization payment requirements in 2001 and its capital improvement program, as discussed in the Liquidity and Capital Resources section following. However, amidst the challenges of the current economic environment, the Company does not believe it will be able to sell sufficient assets, if any, to meet its obligations for the remainder of 2001 and is therefore actively pursuing a restructuring of its outstanding debt. There can be no assurance that a restructuring will occur or that if a restructuring does occur, that the

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company will have sufficient liquidity to meet its continuing obligations. As previously discussed in Note 3, if the Company is unsuccessful in restructuring its debt obligations and in generating sufficient liquidity to meet its continuing operating and capital obligations, the auditors' report on the financial statements for the year ending December 31, 2001 will likely contain a modification as to the Company's ability to continue as a going concern.


6.       ASSETS HELD FOR SALE

         As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the financial statements, the Company had adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, the Company identified properties which it classified as held for sale to meet these objectives.

         Impairment charges for the nine month period ended September 30, 2001 were $6.8 million. This consisted of charges of $0.5 million, $4.0 million and $2.3 million in the first, second and third quarters, respectively. The Company's first quarter charge of $0.5 million was comprised of $4.2 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously considered held for sale was no longer being actively marketed for sale. The second quarter charge of $4.0 million related to one property which was identified as held for sale and also sold in the second quarter of 2001. The third quarter charge of $2.3 million related to revised estimates of fair value for properties held for sale at September 30, 2001, one of which was sold in the fourth quarter of 2001. Impairment charges for the nine month period ended September 30, 2000 were $55.5 million. This consisted of a first quarter charge of $9.6 million related to revised estimates of fair value for properties held for sale at December 31, 1999, a second quarter charge of $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000 and a third quarter impairment recapture of $10.7 million related to seven hotels previously considered held for sale which were no longer being actively marketed. The Company may incur additional impairment charges in subsequent quarters if it identifies additional properties to be disposed of or if other events occur, with respect to the Company's expected future use of its properties and the amount of estimated future undiscounted future cash flows expected thereon.

         Summary results of operations included in the Condensed Consolidated Statements of Operations with respect to the properties identified as held for sale at September 30, 2001 are as follows (in thousands):

                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                    -----------------------------      -----------------------------
                                       2001              2000             2001              2000
                                    -----------       -----------      -----------       -----------
Revenues                            $     3,126       $     3,720      $     9,564       $    10,956
                                    ===========       ===========      ===========       ===========
(Loss) income before income taxes   $    (1,675)(1)   $       870(1)   $    (1,533)(2)   $      (111)(2)
                                    ===========       ===========      ===========       ===========

     (1) Includes impairment charges of $2.3 million for the three months ended September 30, 2001 ($0 for the three months ended September 30, 2000).

     (2) Includes impairment charges of $3.3 million and $2.8 million, for the nine months ended September 30, 2001 and 2000, respectively.

         Included in property and equipment is $21.3 million (5 properties) and $39.8 million (10 properties) related to properties identified as held for sale at September 30, 2001 and December 31, 2000, respectively.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       FORBEARANCE, DEBT AMENDMENTS AND COVENANTS

         On May 15, 2001, the Company and the lenders of its Senior Secured Loan Credit Facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on the tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios. The Company paid an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitments on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million as of May 15, 2001.

         Based on its third quarter 2001 results, the Company is not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility (the senior facility), on which, as of November 14, 2001 the Company has outstanding borrowings of $196.2 million. However on November 13, 2001, the Company has reached an agreement in principle with the lenders of this facility (the senior lenders) with respect to the financial covenant violations, pursuant to which the senior lenders agreed to forbear from the exercise of their default-related remedies against the Company until December 31, 2001 (unless an additional event of default occurs earlier). The Company expects to formally execute the forbearance agreement within the next few days. The forbearance agreement also reduced the commitment on the working capital revolver from $25.0 million to $13.4 million leaving the Company with $3.0 million of unused availability on the working capital revolver portion of the senior facility. The forbearance agreement also requires that the remaining $3.0 million be used only to pay the interest in respect of the senior facility due on November 15, 2001 and that the Company make semi-monthly payments on the senior facility. The Company also anticipates that it will not be able to make the remaining $36.0 million of required special amortization payments to its senior lenders due December 31, 2001 and is working with its senior lenders to seek an acceptable resolution of these problems. There can be no assurance that the Company will be successful in such negotiations and there is no certainty as to what actions the senior lenders may take if the Company is unable to negotiate a resolution.

         The Company anticipates that because of limited liquidity it will not be making the $12.3 million interest payment due January 15, 2002 to the holders of the Company's Senior Subordinated Notes. In addition, as a result of the events of default with respect to its Senior Secured Loan Facility, the Company's Senior Subordinated Notes and the CRESTS are also in default due to cross-default provisions in those agreements. The Company intends to attempt to negotiate a debt restructuring with both the holders of the Senior Subordinated Notes and the holders of the CRESTS. There can be no assurances that the Company will be successful in such negotiations and there is no certainty as to what actions the lenders may take if the Company is unable to negotiate a resolution.

         As a result of the events of default currently existing with respect to the Company's Senior Secured Loan Facility, the Senior Subordinated Notes and the CRESTS, the uncertainty regarding the Company's ability to generate the liquidity necessary to meet its debt obligations as they become due and payable, and the uncertainty regarding the Company's ability to comply with its debt covenants, the Company believes that future defaults with respect to its debt agreements are likely within the next twelve months. Consequently, the Company has classified all of its debt and the CRESTS as current liabilities in the accompanying financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The Company's independent auditors have indicated that if the Company is unsuccessful in obtaining waivers or amendments to cure existing or probable future events of default with respect to its debt agreements and is unsuccessful in restructuring its current debt obligations on terms sufficient to provide the Company with the liquidity necessary to fund its operating, capital expenditure and debt service obligations, their report on the Company's financial statements for the year ending December 31, 2001 will likely contain a modification as to the Company's ability to continue as a going concern.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA and the Company did not make this payment on May 20, 2001. MHA and the Company are cooperating with the note holders in marketing the hotel for sale and entered into a Forbearance Agreement related to the debt. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, which approximates the amount of the debt outstanding, there will not be any remaining net proceeds available for MHA or the Company.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. Management has not been notified of nor does it believe it is currently in noncompliance with any of its loan agreements as a result of noncompliance with its franchise agreements as of September 30, 2001. However, given the Company's current financial condition and the current economic environment, there can be no assurance that future events of noncompliance will not occur with respect to its franchisor agreements, causing the Company to go into default with respect to the related loan agreements.

8.       SEVERANCE EXPENSES

         On February 9, 2001, a former Chief Executive Officer and President (the Officer) and Lodgian entered into a Separation Agreement. On this date, the Officer, with the Company's consent, resigned his position and continued as a non-officer employee through March 2, 2001. The Officer received a severance payment of $750,000 in full settlement of all amounts due by reason of the termination of his employment agreement. This severance payment is included in severance and restructuring expenses on the Statement of Operations. The Company and the Officer released one another from all claims arising out of his employment with the Company. In addition, any future contingent development fee obligations arising from the Company acquiring or developing any hotels or properties identified in the Merger Agreement as Impac's acquisition land development pipeline also ceased.

         In addition, during 2001, the Company, in an effort to reduce expenses, instituted a plan to reduce hotel level employees and to eliminate certain positions at the corporate office. As part of this plan, the equivalent of over 1600 full time employees were expected to be terminated at the hotels while 39 employees were terminated at the Corporate office. Approximately 1800 full time equivalents were terminated under the plan. In 2001, the Company recognized a charge of approximately $0.8 million to implement this plan. All of this charge related to salary and benefits of the terminated employees. As of September 30, 2001, $0.5 million had already been paid. The corporate component of this charge ($0.1 million for the third quarter 2001 and $0.7 million for the nine months ended September 30, 2001) is reflected in severance and restructuring expenses on the Statement of Operations while the hotel level component is reflected in direct operating expenses and in general, administrative and other expenses.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

         The Company recognized an income tax provision of $2.7 million for the nine months ended September 30, 2001. This related, primarily, to a provision for state income taxes on the gain on sale of one hotel. There were no operating losses to offset this gain. In addition, the Company paid Canadian federal income taxes of $0.1 million as a result of its Canadian operations.

10.      MANAGEMENT STRUCTURE

          - On July 12, 2001, one of the Company's directors, Lewis N. Wolff resigned from his position on the Board of Directors. The resignation took effect on July 12, 2001 and was as a result of the time commitment needed to serve on the board.

          - On and with effect from October 1, 2001, Tom Arasi, the Company's former President and Chief Executive Officer resigned to pursue other opportunities.

          - On October 1, 2001, the Board of Directors named David E. Hawthorne as the Company's interim Chief Executive Officer and President. The executive was permanently appointed on November 1, 2001.

          - On October 11, 2001, William J. Yung resigned from the Board of Directors. The resignation took effect on October 11, 2001 and was tendered for personal reasons.

          - Effective October 12, 2001, Thomas Stoughton, the former Senior Vice President of Finance resigned to pursue other opportunities.

          - On October 12, 2001, Thomas Gryboski, the Company's Vice President of Legal Affairs and Secretary resigned to pursue other opportunities. The resignation will take effect on November 15, 2001.

          - On November 1, 2001, the Company's Executive Vice President and Chief Operating Officer, Karyn Marasco resigned to pursue other opportunities. The resignation will take effect on November 30, 2001.

          - On November 13, 2001, Richard Cartoon was appointed Executive Vice President and Chief Financial Officer, Michael Amaral was appointed Senior Vice President of Operations and Daniel Ellis was appointed Secretary and Vice President of Legal Affairs and Risk Management.

11.      REGULATION

         The Company has been notified by the New York Stock Exchange (the "Exchange") that it is not in compliance with the Exchange's continuing listing requirements because the average closing price of Lodgian stock was less than the $1.00 per share limit over a consecutive thirty trading day period. The Company is considering actions that may be taken in order to bring itself into compliance with the Exchange's requirements. The Company believes that it has until its annual shareholders' meeting in 2002 to remedy this lack of compliance.

         The Company has been notified more recently by the Exchange that it is also not in compliance with the Exchange's continuing listing requirements because the Company's total market capitalization has fallen below $15 million over a consecutive thirty trading day period. Pursuant to Exchange requirements relating to this listing standard, the Company is required to promptly demonstrate to the Exchange that it has a plan to come into compliance with the minimum market capitalization requirement or be subject to suspension of trading and de-listing. The Company is considering actions that may be taken to bring itself into compliance with the Exchange's requirements, but, in particular because the Company's share price has been abnormally low, there can be no assurance that the Company's plans will be acceptable to the Exchange.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.      COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable in respect to three (3) irrevocable Letters of Credit totaling $7.4 million issued as guarantees to Zurich Insurance Company and Safeco Insurance Company of America. The Letters of Credit all expire in the third quarter of 2002 but may require renewal beyond that date.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six (6) of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 agreement. WH claimed entitlement to profit participation relating to the Company's acquisition of AMI Operating Partners, LP. WH sought damages totaling $764,500. The Company settled this matter by paying WH $100,000 in exchange for a full release.

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

         In June 2001, SFAS No. 141, "Business Combinations" (effective for transactions initiated after June 30, 2001) and SFAS 142 "Goodwill and other Intangible Assets" (effective for fiscal years beginning after December 15, 2001) were issued. SFAS No. 141 prohibits pooling-of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 141 was adopted by the Company in the current fiscal quarter. The adoption had no impact on the Company's financial statements. SFAS No. 142, which will be implemented in January 2002, is also expected to have no impact on the Company's financial statements.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for fiscal periods commencing after June 15, 2002) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for fiscal periods commencing after December 15, 2001) were

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and among other factors, establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on the Company's financial statements. The Company is currently evaluating the impact of SFAS 144.

14.      SUPPLEMENTAL GUARANTOR INFORMATION

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

         The following supplemental condensed consolidating financial statements present balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                                           SUBSIDIARY    NON-GUARANTOR                    TOTAL
                                                               PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             -----------   -----------   ------------   ------------  -------------
                                                                                   (UNAUDITED IN THOUSANDS)
                                     ASSETS

Current assets:
     Cash and cash equivalents ............................$          6  $      3,606   $      2,013   $         --   $      5,625
     Cash, restricted .....................................          --            --          2,996             --          2,996
     Accounts receivable, net of allowances ...............          --         8,100          9,498             --         17,598
     Inventories ..........................................          --         3,286          3,982             --          7,268
     Prepaid expenses and other current assets ............       3,603           138          5,382             --          9,123
                                                           ------------  ------------   ------------   ------------   ------------
            Total current assets ..........................       3,609        15,130         23,871             --         42,610
Property and equipment, net ...............................          --       534,934        457,297             --        992,231
Deposits for capital expenditures .........................          --           140         14,282             --         14,422
Investment in consolidated entities .......................    (335,505)           --             --        335,505             --
Due from (to) affiliates ..................................     446,128      (257,193)      (188,935)            --             --
Other assets, net .........................................          --        13,871         10,098             --         23,969
                                                           ------------  ------------   ------------   ------------   ------------
                                                           $    114,232  $    306,882   $    316,613   $    335,505   $  1,073,232
                                                           ============  ============   ============   ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ....................................$         --  $      9,148   $      9,510   $         --   $     18,658
      Accrued interest ....................................          --         7,201          1,581             --          8,782
      Other accrued liabilities ...........................          --         9,848         24,608             --         34,456
      Advance deposits ....................................          --           999          1,063             --          2,062
      Current portion of long-term obligations ............       4,191       394,756        302,411             --        701,358
      Minority interests - preferred redeemable securities
       (including related accrued interest) ...............          --            --        194,198             --        194,198
                                                           ------------  ------------   ------------   ------------   ------------
            Total current liabilities .....................       4,191       421,952        533,371             --        959,514
Deferred income taxes .....................................       3,603            --             --             --          3,603
Minority interests - other ................................          --           205          5,342             --          5,547
                                                           ------------  ------------   ------------   ------------   ------------
            Total liabilities .............................       7,794       422,157        538,713             --        968,664
                                                           ------------  ------------   ------------   ------------   ------------
Commitments and contingencies
Stockholders' equity:
       Common stock .......................................         284            33            443           (476)           284
       Additional paid-in capital .........................     263,687        22,619        (40,970)        18,351        263,687
       Accumulated deficit ................................    (157,533)     (136,057)      (181,573)       317,630       (157,533)
       Accumulated other comprehensive loss ...............          --        (1,870)            --             --         (1,870)
                                                           ------------  ------------   ------------   ------------   ------------
            Total stockholders' equity (deficit) ..........     106,438      (115,275)      (222,100)       335,505        104,568
                                                           ------------  ------------   ------------   ------------   ------------
                                                           $    114,232  $    306,882   $    316,613   $    335,505   $  1,073,232
                                                           ============  ============   ============   ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000



                                                                      SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                        PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -------------   -------------   -------------   -------------   -------------
                                                                                 (IN THOUSANDS)
                                     ASSETS

Current assets:
     Cash and cash equivalents ....................  $           6   $      20,653   $         343   $          --   $      21,002
     Cash, restricted .............................             --              --           2,237              --           2,237
     Accounts receivable, net of allowances .......             --           8,031          12,593              --          20,624
     Inventories ..................................             --           3,609           4,196              --           7,805
     Prepaid expenses and other current assets ....          3,603             110           5,548              --           9,261
                                                     -------------   -------------   -------------   -------------   -------------
            Total current assets ..................          3,609          32,403          24,917              --          60,929
Property and equipment, net .......................             --         553,941         505,107              --       1,059,048
Deposits for capital expenditures .................             --             917          13,088              --          14,005
Investment in consolidated entities ...............       (295,521)             --              --         295,521              --
Due from (to) affiliates ..........................        437,585        (233,776)       (203,809)             --              --
Other assets, net .................................             --          16,501          13,464              --          29,965
                                                     -------------   -------------   -------------   -------------   -------------
                                                     $     145,673   $     369,986   $     352,767   $     295,521   $   1,163,947
                                                     =============   =============   =============   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ............................  $          --   $       9,107   $      15,981   $          --   $      25,088
      Accrued interest ............................             --          15,200           1,595              --          16,795
      Other accrued liabilities ...................             --           9,095          28,108              --          37,203
      Advance deposits ............................             --             855             999              --           1,854
      Current portion of long-term obligations ....             --          67,190          12,653              --          79,843
                                                     -------------   -------------   -------------   -------------   -------------
            Total current liabilities .............             --         101,447          59,336              --         160,783
Long-term obligations, less current portion .......          4,010         353,213         316,815              --         674,038
Deferred income taxes .............................          3,603              --              --              --           3,603
Minority interests:
      Preferred redeemable securities (including
       related accrued interest) ..................             --              --         184,349              --         184,349
      Other .......................................             --              --           4,294              --           4,294
                                                     -------------   -------------   -------------   -------------   -------------
            Total liabilities .....................          7,613         454,660         564,794              --       1,027,067
                                                     -------------   -------------   -------------   -------------   -------------
Commitments and contingencies
Stockholders' equity:
       Common stock ...............................            282              33             441            (474)            282
       Additional paid-in capital .................        263,320          22,619         (41,337)         18,718         263,320
       Accumulated deficit ........................       (125,542)       (106,146)       (171,131)        277,277        (125,542)
       Accumulated other comprehensive loss .......             --          (1,180)             --              --          (1,180)
                                                     -------------   -------------   -------------   -------------   -------------
            Total stockholders' equity (deficit) ..        138,060         (84,674)       (212,027)        295,521         136,880
                                                     -------------   -------------   -------------   -------------   -------------
                                                     $     145,673   $     369,986   $     352,767   $     295,521   $   1,163,947
                                                     =============   =============   =============   =============   =============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                        PARENT        GUARANTORS      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -------------   -------------   -------------   -------------  -------------
                                                                                  (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms .........................................    $          --   $      41,871   $      43,290   $          --  $      85,161
  Food and beverage .............................               --          10,761          11,016              --         21,777
  Other .........................................               --           2,170           2,266              --          4,436
                                                     -------------   -------------   -------------   -------------  -------------
                                                                --          54,802          56,572              --        111,374
                                                     -------------   -------------   -------------   -------------  -------------

Operating expenses:
 Direct:
    Rooms .........................................             --          11,306          11,921              --         23,227
    Food and beverage .............................             --           8,388           8,498              --         16,886
    Other .........................................             --           1,479           1,453              --          2,932
General, administrative and other .................             --          21,270          26,284              --         47,554
Depreciation and amortization .....................             --           6,626           7,845              --         14,471
Impairment of long-lived assets ...................             --           2,270               0              --          2,270
Severance and restructuring  expenses .............             --              --             624              --            624
                                                     -------------   -------------   -------------   -------------  -------------
            Total operating expenses ..............             --          51,339          56,625              --        107,964
                                                     -------------   -------------   -------------   -------------  -------------
                                                                --           3,463             (53)             --          3,410

Other income (expenses):
  Interest income and other .......................             --              --             158              --            158
  Interest expense ................................             --         (11,524)         (6,940)             --        (18,464)
  Gain on asset dispositions ......................             --              62              35              --             97
  Equity in losses of consolidated subsidiaries ...        (18,204)             --              --          18,204             --
Minority interests:
  Preferred redeemable securities .................             --              --          (3,340)             --         (3,340)
  Other ...........................................             --            (205)            140              --            (65)
                                                     -------------   -------------   -------------   -------------  -------------
Loss before income taxes ..........................        (18,204)         (8,204)        (10,000)         18,204        (18,204)
Provision  for income taxes .......................           (129)           (129)             --             129           (129)
                                                     -------------   -------------   -------------   -------------  -------------
                 Net loss .........................  $     (18,333)  $      (8,333)  $     (10,000)  $      18,333  $     (18,333)
                                                     =============   =============   =============   =============  =============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                    SUBSIDIARY      NON-GUARANTOR                     TOTAL
                                                      PARENT        GUARANTORS      SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   -------------   -------------   -------------   -------------   -------------
                                                                           (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms .........................................  $          --   $      52,189   $      65,236   $          --   $     117,425
  Food and beverage .............................             --          13,033          17,739              --          30,772
  Other .........................................             --           2,633           4,374              --           7,007
                                                   -------------   -------------   -------------   -------------   -------------
                                                              --          67,855          87,349              --         155,204
                                                   -------------   -------------   -------------   -------------   -------------

Operating expenses:
 Direct:
    Rooms .......................................             --          14,747          18,080              --          32,827
    Food and beverage ...........................             --          10,085          13,634              --          23,719
    Other .......................................             --           1,856           2,369              --           4,225
General, administrative and other ...............             --          23,203          32,975              --          56,178
Depreciation and amortization ...................             --           7,244           9,664              --          16,908
Impairment of long-lived assets .................             --          (5,396)         (5,316)             --         (10,712)
Severance and restructuring charges .............             --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
            Total operating expenses ............             --          51,739          71,406              --         123,145
                                                   -------------   -------------   -------------   -------------   -------------
                                                              --          16,116          15,943              --          32,059

Other income (expenses):
  Interest income and other .....................             --              --             467              --             467
  Interest expense ..............................             --         (14,547)        (10,049)             --         (24,596)
  Interest hedge break fee ......................             --              --          (4,294)             --          (4,294)
  Gain (loss) on asset dispositions .............             --              56             (77)             --             (21)
  Equity in income of consolidated subsidiaries .            802              --              --            (802)             --
Minority interests:
  Preferred redeemable securities ...............             --              --          (3,063)             --          (3,063)
  Other .........................................             --              --             250              --             250
                                                   -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes ...............            802           1,625            (823)           (802)            802
(Provision) benefit for income taxes ............           (275)           (597)            322             275            (275)
                                                   -------------   -------------   -------------   -------------   -------------
Net income (loss) ...............................  $         527   $       1,028   $        (501)  $        (527)  $         527
                                                   =============   =============   =============   =============   =============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                     SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                       PARENT        GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   -------------   -------------   -------------   -------------   -------------
                                                                             (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms .........................................  $          --   $     127,357   $     133,759   $          --   $     261,116
  Food and beverage .............................             --          36,862          37,916              --          74,778
  Other .........................................             --           7,601           8,549              --          16,150
                                                   -------------   -------------   -------------   -------------   -------------
                                                              --         171,820         180,224              --         352,044
                                                   -------------   -------------   -------------   -------------   -------------

Operating expenses:
 Direct:
    Rooms .......................................             --          34,843          36,761              --          71,604
    Food and beverage ...........................             --          27,197          27,844              --          55,041
    Other .......................................             --           4,503           4,778              --           9,281
General, administrative and other ...............             --          65,967          82,749              --         148,716
Depreciation and amortization ...................             --          20,597          24,022              --          44,619
Impairment of long-lived assets .................             --           3,535           3,300              --           6,835
Severance and restructuring  expenses ...........             --              --           2,091              --           2,091
                                                   -------------   -------------   -------------   -------------   -------------
            Total operating expenses ............             --         156,642         181,545              --         338,187
                                                   -------------   -------------   -------------   -------------   -------------
                                                              --          15,178          (1,321)             --          13,857

Other income (expenses):
  Interest income and other .....................             --              --             638              --             638
  Interest expense ..............................             --         (36,215)        (21,618)             --         (57,833)
  (Loss) gain on asset dispositions .............             --            (178)         24,384              --          24,206
  Equity in losses of consolidated subsidiaries .        (29,162)             --              --          29,162              --
Minority interests:
  Preferred redeemable securities ...............             --              --          (9,849)             --          (9,849)
  Other .........................................             --            (205)             24              --            (181)
                                                   -------------   -------------   -------------   -------------   -------------
Loss  before income taxes .......................        (29,162)        (21,420)         (7,742)         29,162         (29,162)
Provision  for income taxes .....................         (2,829)           (129)         (2,700)          2,829          (2,829)
                                                   -------------   -------------   -------------   -------------   -------------
                 Net loss .......................  $      (31,99)  $     (21,549)  $     (10,442)  $      31,991   $     (31,991)
                                                   =============   =============   =============   =============   =============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                              PARENT      GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ----------  ------------  -------------  ------------  ------------
                                                                                 (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms .................................................... $       --  $    148,723  $     185,920  $         --  $    334,643
  Food and beverage ........................................         --        42,219         56,502            --        98,721
  Other ....................................................         --         8,484         12,778            --        21,262
                                                             ----------  ------------  -------------  ------------  ------------
                                                                     --       199,426        255,200            --       454,626
                                                             ----------  ------------  -------------  ------------  ------------

Operating expenses:
 Direct:
    Rooms ..................................................         --        41,934         51,392            --        93,326
    Food and beverage ......................................         --        30,824         41,578            --        72,402
    Other ..................................................         --         5,843          7,299            --        13,142
General, administrative and other ..........................         --        69,410         98,627            --       168,037
Depreciation and amortization ..............................         --        19,507         29,841            --        49,348
Impairment of long-lived assets ............................         --         3,404         52,046            --        55,450
Severance and restructuring charges ........................         --            --          1,502            --         1,502
                                                             ----------  ------------  -------------  ------------  ------------
            Total operating expenses .......................         --       170,922        282,285            --       453,207
                                                             ----------  ------------  -------------  ------------  ------------
                                                                     --        28,504        (27,085)           --         1,419

Other income (expenses):
  Interest income and other ................................         --            --          1,200            --         1,200
  Interest expense .........................................         --       (42,120)       (32,306)           --       (74,426)
  Interest hedge break fee .................................         --            --         (4,294)           --        (4,294)
  Gain (loss) on asset dispositions ........................         --            53            (77)           --           (24)
  Equity in losses of consolidated subsidiaries.............    (85,608)           --             --        85,608            --
Minority interests:
  Preferred redeemable securities ..........................         --            --         (9,190)           --        (9,190)
  Other ....................................................         --            --           (293)           --          (293)
                                                             ----------  ------------  -------------  ------------  ------------
Loss before income taxes ...................................    (85,608)      (13,563)       (72,045)       85,608       (85,608)
Benefit for income taxes ...................................     29,105         4,567         24,538       (29,105)       29,105
                                                             ----------  ------------  -------------  ------------  ------------
Net loss ................................................... $  (56,503) $     (8,996) $     (47,507) $     56,503  $    (56,503)
                                                             ==========  ============  =============  ============  ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                        PARENT AND     SUBSIDIARY    NON-GUARANTOR      TOTAL
                                                                       ELIMINATIONS    GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                                       -------------  -------------  -------------  -------------

                                                                                        (UNAUDITED IN THOUSANDS)
Operating activities:
 Net loss ............................................................ $          --  $     (21,549) $     (10,442) $     (31,991)
 Adjustments to reconcile net loss to net cash
 provided by  (used in) operating activities:
  Depreciation and amortization ......................................            --         20,597         24,022         44,619
  Loss (gain) on sale of assets ......................................            --            178        (24,384)       (24,206)
  Minority interests .................................................            --            205          9,825         10,030
  Impairment of long-lived assets ....................................            --          3,535          3,300          6,835
  401 (k) plan contributions .........................................           369             --             --            369
  Amortization of deferred loan fees .................................            --          3,046          1,574          4,620
  Other ..............................................................           181              3           (355)          (171)
 Changes in operating assets and liabilities:
  Accounts receivable ................................................            --            (69)         3,095          3,026
  Inventories ........................................................            --            323            214            537
  Prepaid expenses and other assets ...................................           --            (28)          (593)          (621)
  Accounts payable ...................................................            --             41         (7,324)        (7,283)
  Accrued liabilities ................................................            --         (7,246)        (3,514)       (10,760)
  Advance deposits ...................................................            --            144             64            208
                                                                       -------------  -------------  -------------  -------------
Net cash provided by  (used in) operating activities .................           550           (820)        (4,518)        (4,788)
                                                                       -------------  -------------  -------------  -------------
Investing activities:
  Capital improvements, net ..........................................            --        (14,709)        (6,819)       (21,528)
  Proceeds from sale of assets, net ..................................            --          8,862         55,728         64,590
  Net withdrawals (deposits)  for capital expenditures ...............            --            777         (1,194)          (417)
                                                                       -------------  -------------  -------------  -------------
  Net cash  (used in) provided by investing activities ...............            --         (5,070)        47,715         42,645
                                                                       -------------  -------------  -------------  -------------
Financing activities:
  Proceeds from borrowings on working capital revolver ...............            --         16,000             --         16,000
  Proceeds (paid to) received from related parties ...................          (550)        15,055        (14,505)            --
  Principal payments on long-term obligations ........................            --        (26,647)       (27,022)       (53,669)
  Principal payments on working capital revolver ......................           --        (15,000)            --        (15,000)
  Payments of deferred loan costs ....................................            --           (565)            --           (565)
                                                                       -------------  -------------  -------------  -------------
  Net cash  used in  financing activities ............................          (550)       (11,157)       (41,527)       (53,234)
                                                                       -------------  -------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents .................            --        (17,047)         1,670        (15,377)
Cash and cash equivalents at beginning of period .....................             6         20,653            343         21,002
                                                                       -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period ........................... $           6  $       3,606  $       2,013  $       5,625
                                                                       =============  =============  =============  =============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          PARENT AND     SUBSIDIARY   NON-GUARANTOR       TOTAL
                                                                         ELIMINATIONS    GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                                         -------------  -------------  -------------  -------------
                                                                                         (UNAUDITED IN THOUSANDS)
Operating activities:
 Net loss .............................................................. $          --  $      (8,996) $     (47,507) $     (56,503)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization ........................................            --         19,507         29,841         49,348
  (Gain ) loss on sale of assets .......................................            --            (53)            77             24
  Deferred income tax benefits .........................................       (29,105)            --             --        (29,105)
  Minority interests ...................................................            --             --          9,483          9,483
  Impairment of long-lived assets ......................................            --          3,404         52,046         55,450
   401 (k) plan contributions ..........................................            --             --            376            376
   Amortization of deferred loan fees ..................................            --          1,715          1,745          3,460
  Other ................................................................           375           (623)        (3,156)        (3,404)
 Changes in operating assets and liabilities:
  Accounts receivable ..................................................            --         (3,916)         2,609         (1,307)
  Inventories ..........................................................            --            437            598          1,035
  Prepaid expenses and other assets ....................................            --            (77)        (1,425)        (1,502)
  Accounts payable .....................................................            --          3,342         (7,176)        (3,834)
  Accrued liabilities ..................................................            --          1,616         (6,251)        (4,635)
   Advance deposits ....................................................            --             25           (303)          (278)
                                                                         -------------  -------------  -------------  -------------
Net cash (used in) provided by operating activities ....................       (28,730)        16,381         30,957         18,608
                                                                         -------------  -------------  -------------  -------------
Investing activities:
  Capital expenditures, net ............................................            --        (43,539)       (28,505)       (72,044)
  Proceeds from sale of assets, net ....................................            --         36,105        128,350        164,455
  Net (deposits) withdrawals for capital expenditures ..................            --         (3,645)           675         (2,970)
                                                                         -------------  -------------  -------------  -------------
  Net cash (used in) provided by investing activities ..................            --        (11,079)       100,520         89,441
                                                                         -------------  -------------  -------------  -------------
Financing activities:
  Proceeds from borrowings on working capital revolver .................            --         30,000             --         30,000
  Proceeds from issuance of long-term obligations ......................            --             --          2,326          2,326
  Proceeds received from (paid to) related parties .....................        28,730         (4,614)       (24,116)            --
  Principal payments on long-term obligations ..........................            --        (13,537)      (117,983)      (131,520)
  Principal payments on working capital revolver .......................            --         (5,000)            --         (5,000)
  Payments of deferred loan costs ......................................            --         (1,400)        (1,900)        (3,300)
  Distributions to minority interests ..................................            --             --           (683)          (683)
                                                                         -------------  -------------  -------------  -------------
  Net cash provided by (used in) financing activities ..................        28,730          5,449       (142,356)      (108,177)
                                                                         -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents ...................            --         10,751        (10,879)          (128)
Cash and cash equivalents at beginning of period .......................            59          9,910          4,675         14,644
                                                                         -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period ............................. $          59  $      20,661  $      (6,204) $      14,516
                                                                         =============  =============  =============  =============

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

- The ability of the Company to restructure its Senior Secured Credit Facility, its Senior Subordinated Notes and the CRESTS.

- The impact of pending or threatened litigation and/or governmental inquiries and investigations involving the Company.

- The uncertainties relating to sale of assets, including the willingness of prospective purchasers to purchase the hotels the Company has identified as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such hotels may be sold, and other factors affecting the ability of prospective purchasers to consummate such transactions, including the availability of financing.

- The effect of competition and the economy on the Company's ability to maintain margins on existing operations, including uncertainties relating to competition.

- The Company's ability to generate sufficient cash flows from operations and asset sales to cover its cash needs or restructure certain existing debt obligations, the Company's ability to obtain additional capital if needed and the possible additional or continuing default under credit facilities if cash flows are lower than expected or capital expenditures are greater than expected.

- The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

- The potential for additional impairment charges against earnings related to long-lived assets.

-    The impact of increased expenses due to layoffs of employees.

         Many of these factors are not within the Company's control and readers are cautioned not to put undue reliance on these forward looking statements.

STRATEGIC PLANS

         At the end of 1999, the Company's Board of Directors adopted a strategic plan to reduce the size of the company's non-core hotel portfolio and in 2000 adopted a strategic plan to reduce the level of overall debt of the Company and retained an investment banker to review its strategic alternatives. As part of that review, the Company was pursuing a sale of the Company. Currently, the Company is not in negotiations for the sale of the Company with any party. The Company is moving forward as an independent company and is exploring all avenues for maximization of shareholder value, including debt restructuring, improving operations, capital structure and optimizing the value of the Company's assets. The current economic environment has made the selling of hotels at acceptable prices a challenge and the Company has decided to only continue to sell hotels if acceptable prices can be achieved.

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

  Nine months ended September 30, 2001

         In the first nine months of 2001, the Company sold five hotels for a gross sale price of $72.2 million.

Year Ended December 31, 2000

         During 2000, the Company sold nineteen hotel properties and four other assets, including sixteen hotel properties sold in the first nine months of 2000. Gross sales price of these twenty-three properties was $208.8 million.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's unaudited Condensed Consolidated Financial Statements set forth in "Item I. Financial Statements" included in this report on Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS


         The following table presents for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       ---------------------------------      ---------------------------------
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                           2001                 2000              2001                2000
                                                       -------------       -------------      -------------       -------------
     Revenues:
       Rooms .....................................              76.5%               75.7%              74.2%               73.6%
       Food and beverage .........................              19.5                19.8               21.2                21.7
       Other .....................................               4.0                 4.5                4.6                 4.7
                                                       -------------       -------------      -------------       -------------
                                                               100.0               100.0              100.0               100.0
                                                       -------------       -------------      -------------       -------------

     Operating expenses:
      Direct:
         Rooms ...................................              20.9                21.2               20.3                20.5
         Food and beverage .......................              15.2                15.3               15.6                15.9
         Other ...................................               2.6                 2.7                2.6                 2.9
     General, administrative and other ...........              42.7                36.2               42.2                37.0
     Depreciation and amortization ...............              13.0                10.9               12.7                10.9
     Impairment of long-lived assets .............               2.0                (6.9)               1.9                12.2
     Severance and restructuring expenses ........               0.6                  --                0.6                 0.3
                                                       -------------       -------------      -------------       -------------
                 Total operating expenses ........              97.0                79.4               95.9                99.7
                                                       -------------       -------------      -------------       -------------
                                                                 3.0                20.6                4.1                 0.3

     Other income (expenses):
       Interest income and other .................               0.1                 0.3                0.2                 0.3
       Interest expense ..........................             (16.6)              (15.8)             (16.4)              (16.4)
       Interest hedge break fee ..................                --                (2.8)                --                (0.9)
       Gain (loss) on asset dispositions .........               0.1                (0.0)               6.9                (0.0)
     Minority interests:
       Preferred redeemable securities ...........              (3.0)               (2.0)              (2.8)               (2.0)
       Other .....................................              (0.1)                0.2               (0.1)               (0.1)
                                                       -------------       -------------      -------------       -------------
     (Loss) income before income taxes ...........             (16.5)                0.5               (8.1)              (18.8)
     (Provision) benefit  for income taxes .......              (0.1)               (0.2)              (0.8)                6.4
                                                       -------------       -------------      -------------       -------------
     Net (loss) income ...........................             (16.6)%               0.3%              (8.9)%             (12.4)%
                                                       =============       =============      =============       =============

THREE MONTHS ENDED SEPTEMBER 30, 2001 ("THIRD QUARTER 2001") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000 ("THIRD QUARTER 2000")

REVENUES

         At September 30, 2001, the Company owned 106 hotels and had a minority interest in one hotel compared with 115 hotels owned, a minority interest in one hotel and one hotel managed for a third party at September 30, 2000.

         Total revenues for the Company were $111.4 million for the third quarter 2001 and $155.2 million for the third quarter 2000. Of this $43.8 million or a 28.2% decrease, $24.9 million is due to the disposition of nine hotels in the owned portfolio. Revenues for hotels owned at the end of the third quarter 2001 were $111.4 million for the third quarter 2001 and $130.3 million for the third quarter 2000 (a decline of 14.5%). RevPAR for hotels owned at the end of the third quarter 2001 declined by 14.1% compared to the third quarter 2000, primarily as a result of a decline in occupancy of 11.3% as well as a decrease in average daily rates of 3.2%. Revenues and RevPar on the same unit basis for the third quarter 2001 was adversely impacted by a general decline in the industry, particularly in certain of the Company's markets, which factors were exacerbated by the events of September 11, 2001.

OPERATING EXPENSES

         Direct operating expenses for the Company were $43.0 million (38.6% of direct revenues) for the third quarter 2001 and $60.8 million (39.2% of direct revenues) for the third quarter 2000. This $17.8 million decrease was primarily attributable to the reduction of nine hotels in the owned portfolio, as well as lower direct costs as a percentage of revenues. The lower percentage in direct costs was primarily due to cost reductions in the rooms department and to a lesser extent in the food and beverage department.

         General, administrative and other expenses were $47.6 million (42.7% of direct revenues) for the third quarter 2001 and $56.2 million (36.2% of direct revenues) for the third quarter 2000. Of this $8.6 million decrease, approximately $6.7 million is due to the reduction of nine hotels in the owned portfolio. The remaining decrease is primarily due to reduced property level expenses as a result of the reduction in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. These reductions were offset by certain higher general, administrative and other expenses, utilities, property insurance and property taxes. These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased due to premium increases in the global property insurance market and increases in certain small claims. Property taxes increased due to higher property tax assessments in certain markets. Corporate overhead contributed to the remaining increase in general administrative and other expenses as a percentage of revenues, which though reduced, are primarily fixed expenses.

         Depreciation and amortization expense was $14.5 million in the third quarter 2001 and $16.9 million in the third quarter 2000. The $2.4 million decrease is primarily as a result of the reduction of nine hotels in the owned portfolio.

         Impairment charges for the third quarter 2001 were $2.3 million while for the third quarter 2000, there was an impairment recapture of $10.7 million. The Company's third quarter 2001 charge relates to revised estimates of fair value for properties held for sale as of September 30, 2001, one of which was sold in the fourth quarter of 2001. The third quarter 2000 impairment recapture of $10.7 million related to impairment charges recorded in 1999 and 2000 on seven hotels which were no longer being actively marketed for sale as of September 30, 2000.

OTHER INCOME AND EXPENSES

         Interest expense was $18.5 million in the third quarter 2001 and $24.6 million in the third quarter 2000. This decrease is primarily attributable to a reduction in the level of debt and, to a lesser extent, a decrease in the cost of debt.

         Gain on asset dispositions was $0.1 million for the third quarter 2001. This represents third quarter adjustments primarily in respect of one hotel which was sold in the second quarter of 2001.

         Minority interest expense was $3.4 million in the third quarter 2001 and $2.8 million in the third quarter 2000. This is due to an increase in the CREST dividend as a result of interest compounding which increase has been offset by other minority interest expense due to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         The Company provided no benefit for income taxes in the third quarter 2001 but recorded an income tax charge of $0.1 million, mainly in respect of federal income taxes paid to the Canadian Federal Authorities as a result of the Company's Canadian operations. A provision for income taxes of $0.3 million was recorded in the third quarter 2000. After accounting for these taxation provisions, the net loss was $18.3 million ($0.64 loss per share) in third quarter 2001 compared with a net income of $0.5 million ($0.02 per share) in the third quarter 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 ("THE 2001 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 ("THE 2000 PERIOD")

REVENUES

         Total revenues for the Company were $352.0 million, for the 2001 period and $454.6 million for the 2000 period. Of this $102.6 million or a 22.6% decrease, $82.9 million is due to the disposition of nine hotels in the owned portfolio. Revenues for hotels owned at the end of the third quarter 2001 were $346.7 million for the 2001 period and $371.7 million for the 2000 period (a decline of 6.7%). RevPAR for hotels owned at the end of the 2001 period declined by 6.2% compared to the 2000 period, primarily as a result of a decline in occupancy of 7.0% partially offset by an increase in average daily rates of 0.8%. Revenues and RevPar on the same unit basis for the 2001 period was adversely impacted by a general decline in the industry, particularly in certain of the Company's markets, which factors were exacerbated by the events of September 11, 2001.

OPERATING EXPENSES

         Direct operating expenses for the Company were $135.9 million (38.6% of direct revenues) for the 2001 period and $178.9 million (39.3% of direct revenues) for the 2000 period. This $43.0 million decrease was due primarily to a reduction of nine hotels in the owned portfolio.

         General administrative and other expenses were $148.7 million (42.2% of direct revenues) for the 2001 period and $168.0 million (37.0% of direct revenue) for the 2000 period. Of this $19.3 million decrease, approximately $24.4 million is due to the reduction of nine hotels in the owned portfolio. Reductions also resulted from reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. These reductions were, however, offset by certain higher general, administrative and other expenses, mainly utilities, property insurance, franchise fees and property taxes. The utility costs increased 21% in the first quarter 2001 due to higher usages caused by extreme winter conditions in certain locations and increased energy rates. These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased due to premium increases in the global property insurance market and increases in certain small claims. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by franchisors. Property taxes increased due to higher property tax assessments in certain markets. Corporate overhead contributed to the remaining increase in general administrative and other expenses as a percentage of revenues, which though reduced, are primarily fixed expenses.

         Depreciation and amortization expense was $44.6 million in the 2001 period and $49.3 million in the 2000 period. The $4.7 million decrease is primarily a result of a decrease of $6.2 million in depreciation related to hotels sold, net of additional depreciation expense of $1.5 million relating to two hotels previously considered held for sale and that are no longer being actively marketed for sale.

         Impairment charges for the 2001 and 2000 periods were $6.8 million and $55.5 million, respectively. The charge for the 2001 period consists of $0.5 million, $4.0 million and $2.3 million in the first, second and third quarters, respectively. The Company's first quarter charge of $0.5 million was comprised of $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously considered held for sale was no longer being actively marketed for sale. The second quarter charge of $4.0 million related to one property which was identified as held for sale and also sold in the second quarter of 2001. The third quarter charge of $2.3 million related to revised estimates of fair value for properties held for sale at September 30, 2001, one of which was sold in the fourth quarter of 2001. Impairment charges for the nine month period ended September 30, 2000 were $55.5 million. This consisted of a first quarter charge of $9.6 million related to revised estimates of fair value for properties held for sale at December 31, 1999, a second quarter charge of $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000 and a third quarter impairment recapture of $10.7 million related to seven hotels previously considered held for sale which were no longer being actively marketed.

OTHER INCOME AND EXPENSES

         Interest expense was $57.8 million in the 2001 period and $74.4 million in the 2000 period. This decrease is primarily attributable to a reduction in the level of debt and, to a lesser extent, a decrease in the cost of debt.

         Gain on asset dispositions was $24.2 million for the 2001 period. This relates primarily to the sale of one hotel in the first quarter 2001 and represents the excess of the net proceeds of sale over the net book values of assets sold.

         Minority interest expense was $10.0 million in the 2001 period and $9.4 million in the 2000 period. This is due to an increase in the CREST dividend as a result of the interest compounding which increase has been offset by other minority interest expense due to lower net income levels for those hotels which the Company co-owns with its third-party minority equity partners.

NET INCOME

         After a tax charge of $2.8 million, including Canadian federal income taxes paid of $0.1 million, in the 2001 period and a benefit for income taxes of $29.1 million in the 2000 period, the Company had a net loss of $32.0 million ($1.12 loss per share) in the 2001 period compared with a net loss of $56.5 million ($2.01 loss per share) in the 2000 period.

INCOME TAXES

         As of December 31, 2000, Lodgian had net operating loss carryforwards of approximately $194 million for federal income tax purposes, which expire in 2004 through 2020. The Company's ability to use these net operating loss carryforwards to offset future income is subject to limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. The Company recognized an income tax provision of $2.7 million for the first nine months of 2001, which related primarily to a provision for state income taxes on the gain on sale of one hotel.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flows from operations and financing.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2001 of $72.9 million, a 37.5% decrease from the $116.6 million for the 2000 period. This decrease was primarily due to a reduction of nine hotels in the owned portfolio, and a general decline in the industry which was exacerbated by the events of September 11, 2001, as well as other factors discussed below. EBITDA, as adjusted, on a same unit basis was $72.5 million for the 2001 period and $93.9 million for the 2000 period, a decrease of 22.8%. This decrease on a same unit basis was due primarily to a 6.2% decline in RevPar (caused by a 7.0% decline in occupancy partially offset by a 0.8% increase in average daily rates), higher administrative and corporate overhead costs as a percentage of revenues and increased utility costs, property insurance, franchise fees and property taxes as discussed previously under general, administrative and other operating expenses. These contributory factors were offset by a 0.3% decrease in direct operating expenses as a percentage of revenues. The Company has computed EBITDA without regard to the unusual items and one-time charges. For the 2001 period, these items consisted of unusual costs (principally professional and legal fees, severance, one-time bonus charges account write-offs and provisions) of $7.6 million and impairment charges of $6.8 million, compared to $10.3 million and $55.5 million, respectively, for the 2000 period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash used in operating activities for the 2001 period was $4.8 million compared to net cash provided by operations of $18.6 million for the 2000 period.

         Cash flows provided by investing activities was $42.6 million for the 2001 period and $89.4 million for the 2000 period. The 2001 amount includes capital expenditures of $21.5 million, net proceeds from the sale of assets of $64.6 million and withdrawals for capital expenditure escrows of $0.4 million. The 2000 period includes capital expenditures of $72.0 million, net proceeds from the sale of assets of $164.5 million and withdrawals for capital expenditure escrows of $3.0 million.

         Cash flows used in financing activities were $53.2 million for the 2001 period and $108.2 million for the 2000 period. The 2001 and 2000 amounts consist primarily of borrowings on the working capital revolver, payments of deferred loan costs as well as repayments of long-term and working capital revolver obligations. The 2000 amounts also consisted of distributions to minority interests of $0.7 million.

                  As previously discussed in Note 7 and further discussed below, the Company is not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility based on its third quarter 2001 results. As a result of the events of default currently existing with respect to the Company's Senior Secured Loan Facility, the Senior Subordinated Notes and the CRESTS, the uncertainty regarding the Company's ability to generate the liquidity necessary to meet its debt obligations as they become due and payable, and the uncertainty regarding the Company's ability to comply with its debt covenants, the Company believes that future defaults with respect to its debt agreements are likely within the next twelve months. Consequently, the Company has classified all of its debt and the CRESTS as current liabilities in the accompanying financial statements. Primarily as a result of this third quarter reclassification, at September 30, 2001, the Company had a working capital deficit of $916.9 million as compared with a working capital deficit of $99.9 million at December 31, 2000. Excluding the current portion of long-term obligations, and the CRESTS, the Company had a working capital deficit of $21.3 million at September 30, 2001 compared with a working capital deficit of $20.0 million at December 31, 2000.

         After the third quarter reclassification discussed above, there were no long-term obligations at September 30, 2001 and $674.0 million at December 31, 2000. Both periods exclude the CRESTS.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company originally anticipated capital expenditures of approximately $32.0 million under its 2001 capital improvement program, but has subsequently ceased all but emergency capital expenditures. An aggregate $22.4 million was spent in the first, second and third quarters of 2001.

         As discussed previously, the Company had adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-five hotel properties and four other assets between January 1, 2000 and November 14, 2001. Gross sales price of these twenty-nine properties was $285.2 million while the reduction of debt was $216.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was sold prior to completion. A breakdown of the property sales by period is as follows:

                                  Properties    Gross Sales    Debt
            Period                   Sold         Price       Reduction
-------------------------------  ------------  ------------  ------------
January 1, to December 31, 2000            23  $      208.8  $      151.1
January 1, to March 31, 2001                2          66.2          55.8
April 1, to June 30, 2001                   3           6.0           5.7
July 1, to September 30, 2001              --            --            --
October 1, to November 14, 2001             1           4.2           4.0
                                 ------------  ------------  ------------
                                           29  $      285.2  $      216.6
                                 ============  ============  ============

         The Company's total outstanding debt as of November 14, 2001 (excluding CRESTS) was approximately $701.4 million. Of this amount, $41.6 million was originally scheduled as due during the remainder of 2001. As of November 14, 2001, the Company's held for sale properties (5 properties) have an estimated fair value of approximately $22.9 million.

         The Company may continue to sell assets to partly fund its remaining $41.6 million amortization payment requirements in 2001 and its capital improvement program. However, amidst the challenges of the current economic environment, the Company does not believe it will be able to sell sufficient assets, if any, to meet its obligations for the remainder of 2001 and is therefore actively pursuing a restructuring of its outstanding debt. There can be no assurance that a restructuring will occur, or that if a restructuring does occur, that the Company will have sufficient liquidity to meet its obligations.

         On May 15, 2001, the Company and the lenders of its Senior Secured loan credit facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread will decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company is in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on the tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios. The Company paid an amendment fee of $565,000 on the date of the amendment and is obligated to pay an additional 75 basis point fee on January 2, 2002 based on any outstanding borrowings and commitments on that date. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million as of May 15, 2001.

         Based on its third quarter 2001 results, the Company is not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility (the senior facility), on which, as of November 14, 2001 the Company has outstanding borrowings of $196.2 million. However on November 13, 2001, the Company reached an agreement in principle with the lenders of this facility (the senior lenders) with respect to the financial covenant violations, pursuant to which the senior lenders agreed to forbear from the exercise of their default-related remedies against the Company until December 31, 2001 (unless an additional event of default occurs earlier). The Company expects to formally execute the forbearance agreement within the next few days. The forbearance agreement also reduced the commitment on the working capital revolver from $25.0 million to $13.4 million leaving the Company with $3.0 million of unused availability on the working capital revolver portion of the senior facility. The forbearance agreement also requires that the remaining $3.0 million be used only to pay the interest in respect of the senior facility due on November 15, 2001 and that the Company make semi-monthly interest payments on the senior facility. The Company also anticipates that it will not be able to make the remaining $36.0 million of required special amortization payments to its senior lenders due December 31, 2001 and is working with its senior lenders to seek an acceptable resolution of these problems. There can be no assurance that the Company will be successful in such negotiations and there is no certainty as to what actions the senior lenders may take if the Company is unable to negotiate a resolution.

         The Company anticipates that because of limited liquidity it will not be making the $12.3 million interest payment due January 15, 2002 to the holders of the Company's Senior Subordinated Notes. In addition, as a result of the events of default with respect to its Senior Secured Loan Facility, the Company's Senior Subordinated Notes and the CRESTS are also in default due to cross-default provisions in those agreements. The Company intends to attempt to negotiate a debt restructuring with both the holders of the Senior Subordinated Notes and the holders of the CRESTS. There can be no assurances that the Company will be successful in such negotiations and there is no certainty as to what actions the lenders may take if the Company is unable to negotiate a resolution.

         The Company's independent auditors have indicated that if the Company is unsuccessful in obtaining waivers or amendments to cure existing or probable future events of default with respect to its debt agreements and is unsuccessful in restructuring its current debt obligations on terms sufficient to provide the Company with the liquidity necessary to fund its operating, capital expenditure and debt service obligations, their report on the Company's financial statements for the year ending December 31, 2001 will likely contain a modification as to the Company's ability to continue as a going concern.

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

         Amidst the challenges of the current economic environment and the specific challenges peculiar to the Company, particularly those adversely impacting the hospitality industry and the Company since the events of September 11, 2001, management considers the restructuring of its debt obligations to be critical if the Company is to have sufficient liquidity to fund its operating, capital expenditure and debt service obligations beyond December 31, 2001.

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

         The Company has been notified more recently by the Exchange that it is also not in compliance with the Exchange's continuing listing requirements because the Company's total market capitalization has fallen below $15 million over a consecutive thirty trading day period. Pursuant to Exchange requirements relating to this listing standard, the Company is required to promptly demonstrate to the Exchange that it has a plan to come into compliance with the minimum market capitalization requirement or be subject to suspension of trading and de-listing. The Company is considering actions that may be taken to bring itself into compliance with the Exchange's requirements, but, in particular because the Company's share price has been abnormally low, there can be no assurance that the Company's plans will be acceptable to the Exchange.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six (6) of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 agreement. WH claimed entitlement to profit participation relating to the Company's acquisition of AMI Operating Partners, LP. WH sought damages totaling $754,500. The Company settled this matter by paying WH $100,000 in exchange for a full release.

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


         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LODGIAN, INC.

Date:   November 14, 2001             By:   /s/  DAVID E. HAWTHORNE
                                         ---------------------------------------
                                                 DAVID E. HAWTHORNE
                                           President and Chief Executive Officer




Date:   November 14, 2001             By:  /s/  CHARLES E. MILLER, JR.
                                         ---------------------------------------
                                                CHARLES E. MILLER, JR.
                                              Chief Accounting Officer



Date:   November 14, 2001             By:  /s/  RICHARD D. CARTOON
                                         ---------------------------------------
                                                RICHARD D. CARTOON
                                              Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                                                 DESCRIPTION
  ------                                                 -----------
   10.1      -   Employment Agreement dated November 1, 2001, between Lodgian, Inc. and David E. Hawthorne.