Form 10-K
period 2001-12-31
LODGIAN INC
filed 2002-04-01
CIK 1066138

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM               TO

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

                               TITLE OF EACH CLASS
                               -------------------

                     Common Stock, $.01 par value per share

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 15, 2002, was $1,634,865 based on the closing price of $0.06 per share on the Over the Counter Bulletin Board on such date.

         The registrant has 28,479,837 shares of Common Stock, par value $.01, outstanding as of March 15, 2002.


================================================================================

                                     PART I

ITEM 1.           BUSINESS

         Lodgian, Inc. ("Lodgian" or the "Company") is a successor to Servico, Inc. ("Servico") as a result of Servico's merger (the "Merger") with Impac Hotel Group, LLC, a privately owned hotel ownership, management and development company ("Impac"). The Merger was completed on December 11, 1998. The Merger was accounted for under the purchase accounting method.

         Lodgian was formed by Servico's merger with Impac in December 1998. Servico was incorporated in 1956 under the laws of the State of Delaware. From 1956 through 1990, the predecessor was engaged in the ownership and operation of hotels under a series of different ownerships.

CHAPTER 11 FILING


         On December 20, 2001, the Company and eighty one of its subsidiaries (collectively "the Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under Chapter 11 of the Bankruptcy Code (the Chapter 11 Cases). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the courts) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Rejected contracts entered into prior to the date of the petition would be treated as unsecured claims.

         The Company has received approval from the Bankruptcy Court to pay pre and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors have received debtor-in-possession financing (the DIP facility) of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP facility, along with the rights of the Debtors to use the cash collateral of these lenders, expires one year from the date of filing or the effective date of the reorganization plan, whichever is earlier. This financing will allow the Company to operate in the normal course during the bankruptcy proceedings.

         As of March 22, 2002, the Debtor had not yet filed its plan of reorganization (the Plan) with the Bankruptcy court but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

GENERAL

         Lodgian is one of the largest owners and operators of full-service hotels in the United States. Lodgian owns or manages 106 hotels, containing 19,893 rooms located in 32 states and Canada as of December 31, 2001. The Company's hotels include 101 wholly-owned hotels, four hotels in which the Company has a 50% or greater equity interest and one hotel in which the Company has a minority equity interest. Lodgian's hotels are primarily full-service properties which offer food and beverage services, meeting space and banquet facilities and compete in the mid-price and upscale segments of the lodging industry. Lodgian believes that these segments have more consistent demand generators than other segments of the lodging industry and that they have recently experienced less development of new properties than other lodging segments, such as limited service, economy and budget segments. Substantially all of the Company's hotels (101) are affiliated with seven different nationally recognized hospitality franchises. The Company is one of the largest Holiday Inn franchisees and one of the largest Marriott franchisees nationally.


FRANCHISE AFFILIATIONS

         Management believes that Lodgian's strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums. With 80% of the Company's portfolio composed of Crowne Plaza, Holiday Inn and Marriott hotels, the Company believes that it is well-positioned to take advantage of superior brand equity, quality standards and reservation contribution. As a result of recent renovations and improvements, as well as improvements made by other franchisees under the "Holiday Inn Worldwide Core Modernization" program, management believes that the Holiday Inn image will be enhanced. In addition, management believes that Marriott continues to be a very strong name among travelers and in the industry, providing consistently high quality products and service. The Company's hotels also benefit from both franchisors' toll free reservation numbers, which contribute approximately 30% of the Company's total reservations for these brands.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petition for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Courts. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels.


         At December 31, 2001, substantially all of the Company's owned and managed hotels were affiliated with national franchisors, as set forth in the following table:

                                                                                                   TOTAL
                                                                                                   -----
                                                                                      NO. OF HOTELS      NO. OF ROOMS
                                                                                      -------------      ------------
         Six Continents Hotels and Resorts(1)...................................            69               14,107
         Marriott International(2)..............................................            16                1,892
         Hilton(3)..............................................................             7                1,205
         Choice Hotel(4)........................................................             6                1,068
         Starwood(5)............................................................             2                  346
         Radisson ..............................................................             1                  163
         Other    ..............................................................             5                1,112
                                                                                        ------            ---------
                  Total Owned...................................................           106               19,893
                                                                                        ======            =========

--------------------------
(1)      Holiday Inn, Holiday Inn Select and Crowne Plaza brands.

(2) Marriott, Courtyard by Marriott, Residence Inn and Fairfield Inn brands.

(3)      Hilton, Hampton Inn and Doubletree brands.

(4)      Comfort Inn and Suites, Quality Inn and Clarion brands.

(5)      Four Points brands.

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

DEVELOPMENT VENTURE; MANAGEMENT AGREEMENTS

         In addition to operating the 101 hotels which the Company wholly owned at December 31, 2001, Lodgian operated four hotels owned in joint venture in which the Company has a 50% or greater equity interest and one hotel in which the Company has a minority equity interest. In each joint venture, to varying extents, the Company shares decision making authority with its joint venture partners and may not have sole discretion with respect to a hotel's disposition.

         Prior to March 2001, the Company managed one hotel for a third party: the Courtyard by Marriott in Tifton, Georgia. A former Chief Executive Officer and President and currently a member of the Board of Directors had been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. This hotel was managed in accordance with a management agreement, which provided that the Company be paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee was 3% of gross revenues and the incentive fee was a percentage of the amount by which gross operating profit exceeded a negotiated amount. All operating and other expenses of the hotel were paid by the owner. This management agreement was terminated in March 2001.

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


EMPLOYEES

         At December 31, 2001, the Company had approximately 5,010 full-time and 1,898 part-time associates. The Company had 108 full time associates engaged in administrative and executive activities. The balance of associates manage, operate and maintain the Company's properties. At December 31, 2001, approximately 843 of the Company's full and part-time associates located at 8 hotels were covered by collective bargaining agreements which expire between December 2002 and September 2004. The Company considers relations with its associates to be good.

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

         However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risks" policies. Our "all risk" insurance coverage in place for the current policy year does not contain specific exclusions for losses attributable to acts of terrorism; however, there is a high probability that such exclusions will be present as we renew and replace existing insurance coverage. The cost and limited availability of specific third party insurance coverage for losses from acts of terrorism have made it commercially unreasonable for us to secure such coverage in the future. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property; depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

ITEM 2.           PROPERTIES

         Lodgian owned or managed 106 hotels, containing 19,893 rooms located in 32 states and Canada at December 31, 2001. The Company's hotels include 101 wholly-owned hotels, four hotels in which the Company has a 50% or greater equity interest, and one hotel in which the Company has a minority equity interest.

DISPOSITIONS

         As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", the Company previously adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-five hotel properties and four other assets between January 1, 2000 and December 31, 2001.

         As previously indicated, on December 20, 2001, the Company petitioned for reorganization under Chapter 11 of the Bankruptcy Code and is currently not actively pursuing the sale of any of its hotel assets.

PORTFOLIO

         The Company's hotel portfolio by franchisor is set forth below.

                                                                                                          YEAR OF LAST
                                                                                                          RENOVATION OR
FRANCHISOR/HOTEL NAME                           NO. OF HOTELS   NO. OF ROOMS       LOCATION               CONSTRUCTION
---------------------                           -------------   ------------       --------               ------------

SIX CONTINENTS HOTELS AND RESORTS

Crowne Plaza Albany.........................                        384         Albany, NY                     2001
Crowne Plaza Cedar Rapids...................                        275         Cedar Rapids, IA               1998
Crowne Plaza Houston........................                        291         Houston, TX                    1999
Crowne Plaza Macon(1).......................                        297         Macon, GA                      1998
Crowne Plaza Pittsburgh.....................                        193         Pittsburgh, PA                 2001
Crowne Plaza West Palm Beach(1).............                        219         West Palm Beach, FL            2001
Crowne Plaza Worcester......................                        243         Worcester, MA                  1996
Holiday Inn Arden Hills.....................                        156         St. Paul, MN                   1995
Holiday Inn Augusta.........................                        239         Augusta, GA                    1998
Holiday Inn Austin (South)..................                        210         Austin, TX                     1994
Holiday Inn Belmont.........................                        135         Belmont, MD                    2000
Holiday Inn Brunswick.......................                        126         Brunswick, GA                  1998
Holiday Inn BWI Airport.....................                        259         Baltimore, MD                  2000
Holiday Inn Cincinnati......................                        243         Cincinnati, OH                 1998
Holiday Inn City Center(2)..................                        240         Columbus, OH                   1996
Holiday Inn Clarksburg......................                        160         Clarksburg, WV                 1997
Holiday Inn Cromwell Bridge.................                        139         Cromwell Bridge, MD            2000
Holiday Inn Dothan..........................                        102         Dothan, AL                     1996
Holiday Inn East Hartford...................                        130         East Hartford, CT              2000
Holiday Inn Express Gadsden.................                        141         Gadsden, AL                    1997
Holiday Inn Express Palm Desert.............                        129         Palm Desert, CA                1992
Holiday Inn Express Pensacola...............                        214         Pensacola, FL                  1996

Holiday Inn Fairmont........................                        106         Fairmont, WV                   1997
Holiday Inn Florence........................                        105         Florence, KY                   1997
Holiday Inn Fort Mitchell...................                        214         Fort Mitchell, KY              1997
Holiday Inn Fort Wayne......................                        208         Fort Wayne, IN                 1995
Holiday Inn Frederick.......................                        158         Frederick, MD                  2000
Holiday Inn Frisco..........................                        217         Frisco, CO                     1997
Holiday Inn Glen Burnie North...............                        127         Glen Burnie, MD                2000
Holiday Inn Grand Island....................                        261         Grand Island, NY               2000
Holiday Inn Greentree.......................                        200         Pittsburgh, PA                 2000
Holiday Inn Hamburg.........................                        130         Buffalo, NY                    1998
Holiday Inn Hilton Head.....................                        201         Hilton Head, SC                2001
Holiday Inn Inner Harbor....................                        375         Baltimore, MD                  2000
Holiday Inn Jamestown.......................                        146         Jamestown, NY                  1998
Holiday Inn Jekyll Island...................                        198         Jekyll Island, GA              2000
Holiday Inn Lancaster (East)................                        189         Lancaster, PA                  2000
Holiday Inn Lansing West....................                        244         Lansing, MI                    1998
Holiday Inn Lawrence........................                        192         Lawrence, KS                   1996
Holiday Inn Manhattan.......................                        197         Manhattan, KS                  1996
Holiday Inn Marietta........................                        193         Marietta, GA                   1996
Holiday Inn Market Center Dallas............                        246         Dallas, TX                     1998
Holiday Inn McKnight Rd.....................                        147         Pittsburgh, PA                 1995
Holiday Inn Meadow Lands....................                        138         Pittsburgh, PA                 1996
Holiday Inn Melbourne(1)....................                        295         Melbourne, FL                  1996
Holiday Inn Memphis.........................                        173         Memphis, TN                    1998
Holiday Inn Monroeville.....................                        188         Monroeville, PA                1998
Holiday Inn Morgantown......................                        147         Morgantown, WV                 1997
Holiday Inn Myrtle Beach....................                        133         Myrtle Beach, SC               1998
Holiday Inn North Miami.....................                         98         Miami, FL                      1998
Holiday Inn Parkway East....................                        178         Pittsburgh, PA                 1996
Holiday Inn Phoenix West....................                        144         Phoenix, AZ                    1995
Holiday Inn Richfield.......................                        216         Richfield, OH                  1998
Holiday Inn Rolling Meadows.................                        420         Rolling Meadows, IL            2000
Holiday Inn Santa Fe........................                        130         Santa Fe, NM                   1992
Holiday Inn Select DFW......................                        282         Dallas, TX                     1997
Holiday Inn Select Niagara Falls............                        397         Niagara Falls, NY              1999
Holiday Inn Select Phoenix Airport..........                        298         Phoenix, AZ                    1995
Holiday Inn Select Strongsville.............                        302         Cleveland, OH                  1996
Holiday Inn Select Windsor, Ontario.........                        214         Windsor, Ontario               1998
Holiday Inn Sheffield.......................                        201         Sheffield, AL                  1998
Holiday Inn Silver Spring...................                        231         Silver Spring, MD              1998
Holiday Inn St. Louis North.................                        392         St. Louis, MO                  1996
Holiday Inn Syracuse........................                        152         Syracuse, NY                   1997
Holiday Inn University Mall.................                        152         Pensacola, FL                  1997
Holiday Inn Valdosta........................                        167         Valdosta, GA                   1997
Holiday Inn Wichita.........................                        152         Wichita, KS                    1998
Holiday Inn Winter Haven....................                        228         Winter Haven, FL               1998
Holiday Inn York (Arsenal Rd.)..............                        100         York, PA                       2000
                                                                -------
     SUBTOTAL...............................            69       14,107

                                                                                                          YEAR OF LAST
                                                                                                          RENOVATION OR
FRANCHISOR/HOTEL NAME                           NO. OF HOTELS   NO. OF ROOMS       LOCATION               CONSTRUCTION
---------------------                           -------------   ------------       --------               ------------
MARRIOTT INTERNATIONAL

Courtyard by Marriott Abilene.......................                 99         Abilene, TX                    1996
Courtyard by Marriott Bentonville...................                 90         Bentonville, AR                1996
Courtyard by Marriott Buckhead......................                181         Atlanta, GA                    1996
Courtyard by Marriott Florence......................                 78         Florence, KY                   1995
Courtyard by Marriott Lafayette.....................                 90         Lafayette, LA                  1997
Courtyard by Marriott Paducah.......................                100         Paducah, KY                    1997
Courtyard by Marriott Revere........................                154         Revere, MA                     1999
Courtyard by Marriott Tulsa.........................                122         Tulsa, OK                      1997
Fairfield Inn Augusta...............................                117         Augusta, GA                    1998
Fairfield Inn Colchester............................                117         Colchester, VT                 1998
Fairfield Inn Jackson...............................                105         Jackson, TN                    1998
Fairfield Inn Merrimack.............................                116         Merrimack, NH                  1998
Fairfield Inn Valdosta..............................                108         Valdosta, GA                   1997
Marriott Denver.....................................                238         Denver, CO                     1998
Residence Inn Dedham................................                 81         Dedham, MA                     1998
Residence Inn Little Rock...........................                 96         Little Rock, AR                1998
                                                                -------
     SUBTOTAL.......................................    16        1,892

HILTON

Doubletree Club Philadelphia........................                189         Philadelphia, PA               1997
Hampton Inn Dothan..................................                113         Dothan, AL                     1996
Hampton Inn Pensacola...............................                123         Pensacola, FL                  1995
Hilton Fort Wayne...................................                244         Fort Wayne, IN                 1996
Hilton Inn Columbia.................................                152         Columbia, MD                   1998
Hilton Inn Northfield...............................                191         Troy, MI                       1997
Hilton Inn Sioux City...............................                193         Sioux City, IA                 1994
                                                                -------
     SUBTOTAL.......................................     7        1,205

CHOICE HOTEL

Clarion Central Omaha...............................                212         Omaha, NE                      1997
Clarion Council Bluffs..............................                 89         Council Bluffs, IA             1997
Clarion Northwoods Atrium Inn.......................                197         Charleston, SC                 1994
Clarion Omaha.......................................                163         Omaha, NE                      1997
Clarion Raleigh Downtown............................                202         Raleigh, NC                    1994
Clarion West Des Moines.............................                157         West Des Moines, IA            1997
Clarion Quality Hotel & Conference Ctr. Metairie....                205         New Orleans, LA                1995
                                                                -------
     SUBTOTAL.......................................     7         1225

STARWOOD

Four Points Niagara Inn.............................                189         Niagara Falls, NY              1999
                                                                -------
     SUBTOTAL.......................................     1          189

RADISSON

Radisson Phoenix Hotel..............................                163         Phoenix, AZ                    1995
                                                                -------
     SUBTOTAL.......................................     1          163



OTHER
Hurstborne Hotel, a Louisville
Conference Center...........................                        398         Louisville, KY                 2000
French Quarter Suites Memphis...............                        105         Memphis, TN                    1997
Mayfair House Coconut Grove.................                        179         Miami, FL                      1998
New Orleans Airport Plaza Hotel
And Conference Center (1)...................                        244         New Orleans, LA                1998
University Inn, Bloomington.................                        186         Bloomington, IN                1992
                                                              ---------
     SUBTOTAL...............................             5        1,112
                                                   -------    ---------
     TOTAL..................................           106       19,893
                                                   =======    =========

--------------

(1)      These hotels are partially owned and consolidated.

(2)      This hotel is partially owned and not consolidated.

         Fourteen of Lodgian's hotels are located on land subject to long-term leases. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

ITEM 3.           LEGAL PROCEEDINGS

         On December 20, 2001, the Company and eighty one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         As of March 22, 2002, the Debtors had not yet filed a plan of reorganization (the Plan) with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

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

         In October 2000, a class action was filed in the Superior Court of the State of Georgia, Fulton County. Named as defendants were the Company, six of the Company's directors and/or officers, and Whitehall. The complaint alleged, among other things, that the individual defendants breached their fiduciary duties in connection with certain agreements entered into with Whitehall regarding a potential sale of the Company to those entities. The complaint also alleges that Whitehall aided and abetted the alleged breach of fiduciary duty by the individual defendants. The case was voluntarily dismissed by the plaintiffs on December 20, 2001.

         In 2000, several actions were filed in the Delaware Court of Chancery by Casuarina and Edgecliff Holdings, LLC ("Edgecliff"). Named as defendants were the Company and five of its directors and/or officers. The complaints alleged, among other things: (1) that the defendant directors breached their fiduciary duties in connection with effecting certain changes to the size and composition of the Company's Board of Directors and sought declaratory and injunctive relief; and (2) that the Company had not timely scheduled its annual meeting of shareholders in accordance with Section 211 of the Delaware General Corporation Law. The complaints also challenged the Company's decision to postpone its annual meeting from October 12 to October 20, 2000 in response to the offer received by the Company from Whitehall. The court granted plaintiffs' motion for summary judgment to the limited extent that the court required the Company to hold the annual meeting on October 20, 2000, the rescheduled date on which the Company had planned to hold the meeting. Subsequently, Edgecliff dismissed all of its actions.

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company believes that it has valid defenses to this matter.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 21, 2001. The stockholders voted on (1) the election of directors to serve in Class III until the Annual Meeting of Stockholders for fiscal 2004 and (2) to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company. The votes cast on each of the above matters were as follows:




                                                ELECTION OF DIRECTORS

                        NOMINEE                      VOTES FOR                        VOTES WITHHELD

                    Robert S. Cole                  19,954,327                          1,398,579
                   Richard H. Weiner                20,170,471                          1,182,435



                                           INDEPENDENT PUBLIC ACCOUNTANTS

                          FOR                          AGAINST                            ABSTAIN

                      21,132,826                       127,572                             92,508

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Prior to November 21, 2001, the Company's common stock was traded on the New York Stock Exchange under the symbol "LOD". On November 21, 2001, due to the dimunition in the stock price of the Company's common stock and the Company's total market capitalization, the Company's stock ceased trading on the New York Stock Exchange and is currently being traded on the Over-the-Counter Bulletin Board under the trading symbol LODN.OB. The following table sets forth the high and low sales prices of the Company's common stock on a quarterly basis for the past two years.

                                                                    2001                                2000
                                                                    ----                                ----
                                                            HIGH              LOW              HIGH              LOW
                                                            ----              ---              ----              ---

First Quarter........................................     $   4.00         $    1.10         $   5.12         $    3.37
Second Quarter.......................................         1.20              0.62             3.87              1.81
Third Quarter........................................         0.75              0.07             3.81              2.00
Fourth Quarter.......................................         0.35              0.03             4.00              2.56

         As of March 15, 2002, there were 757 shareholders of record of Lodgian common stock. In addition, there were 2,456 Servico shareholders who had not yet converted their shares into shares of the Company. When all Servico shareholders have converted their shares, the Company will have 3,213 shareholders.

         On December 20, 2001, the Company and eighty one of its subsidiaries filed for voluntary reorganization with the Bankruptcy Courts. As of March 22, 2002, the Debtor had not yet filed its plan of reorganization (the Plan) with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends and is currently prohibited under various credit agreements from paying any dividends. The Company currently anticipates that it will retain any future earnings for use in its business. On exiting Chapter 11, the Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends was previously restricted by the Indenture governing the Company's 12 1/4 % Senior Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). Payment restrictions contained in the Company's Notes allowed the Company to defer dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the instrument, the Company had the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest was due and payable.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1997 through 2001. This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

                                                      2001             2000             1999             1998             1997
                                                  ------------     ------------     ------------     ------------     ------------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues (a) ...................................  $    447,556     $    580,897     $    592,420     $    395,214     $    276,657
 (Loss) income before extraordinary items,
   net of taxes (b) ............................      (142,764)         (87,955)         (52,943)          (3,145)          12,570
Extraordinary items, net of taxes ..............            --               --           (7,750)          (2,076)          (3,751)
Net (loss) income ..............................      (142,764)         (87,955)         (60,693)          (5,221)           8,819
EBITDA, as adjusted (c) ........................        80,748          126,811          147,087           98,225           69,559
Net cash provided by operating activities ......         9,299           22,352           67,191           29,301           30,970
Net cash provided by (used in) investing
   activities ..................................        37,258          124,623          (90,957)        (182,524)        (220,266)
Net cash (used in) provided by financing
   activities ..................................       (53,552)        (140,617)          19,225          157,165          174,415

Earnings per common share:
(Loss) income before extraordinary items,
   net of taxes ................................         (5.04)           (3.12)           (1.95)           (0.16)            0.83
Net (loss) income ..............................         (5.04)           (3.12)           (2.23)           (0.26)            0.58

Earnings per common share-assuming dilution:
(Loss) income before extraordinary items,
   net of taxes ................................         (5.04)           (3.12)           (1.95)           (0.16)            0.80
Net (loss) income ..............................         (5.04)           (3.12)           (2.23)           (0.26)            0.56
Basic weighted average shares ..................    28,350,000       28,186,000       27,222,000       20,245,000       15,183,258
Diluted weighted average shares ................    28,350,000       28,186,000       27,222,000       20,245,000       15,640,000
Total assets ...................................  $    975,362     $  1,160,344     $  1,421,996     $  1,497,068     $     62,651
Long-term obligations ..........................         7,652          674,038          856,675          816,644          323,320
Liabilities subject to compromise ..............       925,894               --               --               --               --
Total stockholders' equity (deficit) ...........        (6,681)         136,880          224,542          283,767          239,535

-------------
(a) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) (Loss) income before extraordinary items, net of taxes, for 2001, is after deducting reorganization items of $25.0 million which primarily relates to write-offs of deferred loan fees.

(c) The Company has computed earnings before interest, taxes, depreciation and amortization ("EBITDA") without regard to the unusual items and one-time charges presented in the table below. EBITDA is a widely regarded industry measure of liquidity used in the assessment of hotel property values. EBITDA does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital expenditures, and distributions to shareholders. Additionally, EBITDA does not represent cash flows from operating, investing, or financing activities as defined by generally accepted accounting principles. EBITDA as calculated by Lodgian, may not be comparable to similarly titled measures reported by other companies and would be misleading unless all companies and analysts calculate EBITDA in the same manner.

                                                     2001            2000           1999           1998            1997
                                                     ----            ----           ----           ----            ----

EBITDA   ..................................      $   (13,917)   $    64,621     $   75,392     $    94,825    $    69,121
Unusual Items:
   Impairment of long-lived assets..........          67,340         60,688         37,977              --             --
   Write-off of goodwill....................              --             --         20,748              --             --
   Other operating expenses(1)..............              --             --         12,470              --             --
   Severance and other......................           2,309          1,502            500           3,400            438
   Reorganization expenses..................          25,016             --             --              --             --
                                                 -----------    -----------     ----------     -----------    -----------
EBITDA, as adjusted.........................     $    80,748    $   126,811     $  147,087     $    98,225    $    69,559
                                                 ===========    ===========     ==========     ===========    ===========


(1) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 PROCEEDINGS

         As previously discussed in "Item 1: Business", on December 20, 2001, the Company and eighty one of its subsidiaries filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

         As a result of the filing of the Chapter 11 Cases and related circumstances, book values of assets may not be realized and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, the confirmation of a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of the recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.


FORWARD-LOOKING STATEMENTS/RISK FACTORS

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

         The discussion below and elsewhere in this Form 10-K includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include managements' expectations with respect to the Chapter 11 filing, statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may", "should", "expect", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

         - The impact of the Chapter 11 Cases and related circumstances which could materially reduce the reported amounts of assets and liabilities included in these consolidated financial statements. Liabilities subject to compromise could increase as a result of negotiations, actions of the bankruptcy court, changes in the reported amounts of disputed claims, proof of claims and other events.

         - Risks associated with the Company's ability to obtain approval for its plan of reorganization.

         - Risks associated with the Company's ability to obtain exit financing to replace the DIP facility.

         - The impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

         - The effect of competition and the economy on the Company's ability to maintain margins on existing operations, including uncertainties relating to competition.

         - The Company's ability to generate sufficient cash flows from operations to meet its obligations.

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

STRATEGIC PLANS PRIOR TO CHAPTER 11 FILING

         At the end of 1999, the Company adopted a strategic plan to reduce the size of the Company's non-core hotel portfolio. In 2000, the Company adopted a strategic plan to reduce the level of overall debt of the Company.

         As discussed more fully in the Liquidity and Capital Resources section and in Notes 4 and 5 to the financial statements, with regard to these plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt, the Company sold twenty-five hotel properties and four other assets between January 1, 2000 and December 31, 2001. Gross sales price of these twenty-nine properties was $285.3 million while the reduction of debt was $216.6 million.

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

RESULTS OF OPERATIONS

         The downturn in the US economy, the lodging industry and the events of September 11, 2001 have adversely impacted the Company's results of operations.

         In addition, operating results have been materially impacted by the significant number of hotel dispositions.

         During 2001, the Company sold six hotel properties. Gross sales price of these six properties was $76.5 million. The Company also re-branded 5 hotels.

         During 2000, the Company sold nineteen hotel properties and four other assets. Gross sales price of these twenty-three properties was $208.8 million. In February 2000, the Company opened the Lake Oswego Hilton Garden. During 2000, the Company re-branded three hotels to flags which are more representative of its core focus.

         In June 1999, the Company sold its joint venture interest in its European hotel portfolio, which consisted of six hotels. The Company received approximately $7.5 million in net proceeds from the sale. In addition, during 1999 the Company sold four wholly-owned hotels and two land parcels in the United States receiving net proceeds of approximately $14.5 million, and, effective August 1, 1999, ceased managing one hotel for a third party. These transactions did not have a material effect on results of operations.

         In August 1999, the Company opened the Marriott Portland City Center in Portland, Oregon and in October 1999, opened the Courtyard by Marriott in Livermore, California. Also, in September 1999, the Company purchased for $10.2 million the 49% interest of its partner in six hotels. Further, in 1999, the Company re-branded seven hotels to flags that were more representative of its core focus.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

REVENUES

         At December 31, 2001, the Company owned or had a majority interest in 105 hotels and had a minority interest in one hotel. At December 31, 2000, the Company owned or had a majority interest in 111 hotels, had a minority interest in one hotel and managed one hotel for a third party.

         Revenues for the Company were $447.6 million for 2001, a 22.9% decrease over revenues of $580.9 million for 2000. Of this $133.3 million decrease, approximately $90.6 million is a result of the sale of hotels. Revenues on a same unit basis, for hotels owned at the end of 2001 were $440.5 million for 2001 and $483.2 million for 2000 (a decline of 8.8%). RevPAR, on a same unit basis, for hotels owned at the of 2001 declined by 8.3% compared with 2000 primarily as a result of a decline in occupancy of 7.4% as well as a decrease in average daily rates of 1.0%. Revenues and RevPar on the same unit basis for 2001 were adversely impacted by a general decline in the industry, particularly in certain of the Company's markets. These factors were exacerbated by the events of September 11, 2001.

         The following table summarizes certain operating data for the Company's hotels for the year ended December 31, 2001 and 2000:

                                                                       2001               2000
                                                                       ----               ----
                                                                        (1)                (1)
                                                                        ---                ---

         Number of hotels at end of period....................          105                111
         RevPar   ............................................       $45.08             $49.62
         Occupancy............................................        59.89%             64.60%
         ADR      ............................................       $75.28             $76.73

Same Unit Data

Operating data for hotels owned at the end of 2001, with 2000 data for the same hotels:

                                                                       2001               2000
                                                                       ----               ----
                                                                        (1)                (1)
                                                                        ---                ---

         Number of hotels.....................................          105                 105
         RevPar   ............................................       $45.13             $49.24
         Occupancy............................................        59.92%             64.72%
         ADR      ............................................       $75.32              $76.08



(1) The 2001 and 2000 data excludes one non-consolidated hotel and one hotel that was managed for a third party. The Company ceased managing the hotel for the third party in March 2001.


OPERATING EXPENSES

         Direct operating expenses for the Company were $174.3 million (38.9% of direct revenues) for 2001 and $230.9 million (39.8% of direct revenue) for 2000. This $56.6 million decrease is primarily attributable to the reduction in revenues, which decrease was slightly offset by improvements in operating margins in the food and beverage departments and in other direct activities. Other direct revenue comprises revenue from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses were $192.5 million (43.0% of direct revenues) in 2001 and $223.2 million (38.4% of direct revenues) in 2000. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. The reductions were, however, offset by certain higher general, administrative and other expenses, mainly utilities, property insurance, franchise fees and property taxes. The utility costs increased 21% in the first quarter of 2001 due to higher usages caused by extreme winter conditions in certain locations and increased energy rates. These increased utility costs were somewhat offset by utility surcharges added to room rates in selected markets. Property insurance costs increased due to premium increases in the global property insurance market and increases in certain small claims. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by franchisors. Property taxes increased due to higher property tax assessments in certain markets. Also, included in general, administrative and other expenses are $3.6 million related to professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company,$1.2 million relating to certain legal matters mainly in respect of the HRB matter and $3.2 million relating principally to provisions for certain sales and other taxes and receivable write-offs.

         Included in general, administrative and other expenses for 2000 are $7.5 million related to professional fees related to the completion of accounting, tax, systems and other merger integration matters, $2.0 million related to certain legal matters, including legal and other costs associated with Whitehall, Edgecliff and certain hotel asset dispositions and $2.6 million related principally to provisions for certain sales and other taxes and receivable write-offs.

         Depreciation and amortization expense was $62.5 million in 2001 and $64.8 million in 2000. The $2.3 million decrease is a result of a decrease in depreciation of $7.1 million related to hotels sold, net of additional depreciation expense of $4.8 million relating to six hotels previously considered held for sale and that are no longer being actively marketed for sale.

                  Impairment of long-lived assets was $67.3 million in 2001 and $60.7 million in 2000. The charge for the 2001 period was comprised of $6.6 million related to revised estimates of fair value for properties held for sale, $4.0 million related to one property which was identified as held for sale and also sold in 2001 and $69.0 million relating to a charge to reduce the carrying value of certain of the Company's hotels held for future use, offset by a recapture of $12.3 million of impairment charges related to six hotels that were previously considered held for sale that were no longer being actively marketed for sale. Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. In connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of FAS 121, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale the remaining four properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001. Impairment charges for 2000 comprised $11.3 million related to revised estimates of fair value for properties held for sale at December 31, 1999, $3.5 million related to one property held for use, $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000, net of a recapture of $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 were no longer being actively marketed for sale.

         Severance and restructuring charges were $2.3 million in 2001 and $1.5 million in 2000. The charge for 2001 related principally to senior level management changes during 2001. In addition, during 2001, the Company, in an effort to reduce expenses, instituted a plan to reduce hotel level employees and to eliminate certain positions at the corporate office. As part of this plan, the equivalent of over 1600 full time employees were expected to be terminated at the hotels while 47 employees were terminated at the Corporate office. Approximately 1,800 full time equivalents were terminated under the plan. In 2001, the Company recognized a charge of approximately $0.8 million to implement this plan. All of this charge related to salary and benefits of the terminated employees. As of December 31, 2001, all but $83,000 had been paid. The corporate component of this charge, $0.8 million for the year is reflected in severance and restructuring expenses on the Statement of Operations while the hotel level component is reflected in direct operating expenses and in general, administrative and other expenses. The 2000 charges related to a plan instituted in June 2000 to close four of the Company's six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately 65 employees were terminated in this restructuring. The Company recognized a charge of approximately $1.5 million to implement this plan. Of the $1.5 million charge, approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. These costs were paid in 2000. In connection with the Merger, Servico incurred approximately $3.4 million of expenses in 1998 primarily associated with the closing and relocation of Servico's corporate headquarters and termination and relocation of certain Servico employees. Severance expenses in 1999 were $0.5 million.

During 2001, the following management changes occurred:

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

         - The Board of Directors named David E. Hawthorne as the Company's interim Chief Executive Officer and President on October 1, 2001 and Chief Executive Officer and President on November 1, 2001.

         - On October 11, 2001, William J. Yung resigned from the Board of Directors. The resignation took effect on October 11, 2001 and was tendered for personal reasons.

         - On November 1, 2001, the Company's Executive Vice President and Chief Operating Officer, Karyn Marasco resigned to pursue other opportunities. The resignation took effect on November 30, 2001.

         - On November 13, 2001, Richard Cartoon was appointed Executive Vice President and Chief Financial Officer, Michael Amaral was appointed Senior Vice President of Operations and Daniel Ellis was appointed Secretary and Vice President of Legal Affairs and Risk Management.

         - On January 4, 2002, Charles E. Miller, the former Chief Accounting Officer and Controller resigned. He was replaced by Manuel Artime who joined the Company effective December 27, 2001 as Vice President and Controller. On March 1, 2002, Mr. Artime was appointed Chief Accounting Officer.



OTHER INCOME AND EXPENSE

         Interest expense was $75.3 million in 2001 and $97.3 million in 2000. This decrease is primarily attributable to a decrease in the level of debt and to a lesser extent to a decrease in the cost of debt.

         The interest hedge break fee recorded in 2000 represents amounts paid by the Company to break the interest rate lock agreement on one of its credit facilities.

         The acquisition termination fees of $3.5 million recorded during 2000 related to a reimbursement of expenses to Whitehall due to the non-consummation of a definite agreement for the sale of the Company.

         Gains on asset dispositions were $24.0 million for 2001 and $0.3 million of 2000. The gain for 2001 related primarily to the sale of one hotel in the first quarter of 2001 (the Westin William Penn) and represents the excess of the net proceeds of sale over the net book value of assets sold.

         Minority interest expense was $12.8 million in 2001 and $13.1 million in 2000. This $0.3 million decrease is due to an increase in the CREST dividend as a result of interest compounding, which increase has been off-set by other minority interests due to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         After a tax charge of $2.8 million in 2001 and a tax benefit of $28.7 million in 2000, the Company had a net loss of $142.8 million $(5.04 loss per share) in 2001 compared with $88.0 million $(3.12 loss per share) in 2000.

Accounting during reorganization proceedings

         The Company continues to apply generally accepted accounting principles in the preparation of its consolidated financial statements while in Chapter 11. However, in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7): 1) the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business;
2) the Company's consolidated balance sheets segregate liabilities subject to compromise from liabilities not subject to compromise; and 3) where the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts.


Liabilities subject to compromise

         Liabilities Subject to Compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events. Payment terms for these amounts will be established under a plan of reorganization.

         The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of December 31, 2001 are identified below (amounts in thousands):


                                                                              December 31, 2001
                                                                              -----------------

Long-term debt and capital lease obligations                                           $485,774
Senior Subordinated Notes (including related accrued interest)                          210,549
Preferred redeemable securities (including related accrued interest) - CRESTS           197,218
Accounts payable                                                                         22,698
Accrued liabilities (including accrued interest of $1,027)                                9,655
                                                                                       --------
                                                                                       $925,894
                                                                                       ========

Summary of Reorganization Items

         The results for the year ended December 31, 2001 include charges which relate to the reorganization process and the Chapter 11 Cases. The table below summarizes these reorganization charges (amounts in thousands):



         Write-off of deferred financing costs          $21,517
                                                        -------
         Other reorganization items:
            Legal and professional fees                   3,179
            Other                                           320
                                                        -------
                                                          3,499
                                                        -------
                                                        $25,016
                                                        =======


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

         The following table summarizes certain operating data for the Company's hotels for the year ended December 31, 2000 and 1999:

                                                                       2000               1999
                                                                       ----               ----
                                                                       (1)                (1)
         Number of hotels at end of period....................          111                132
            RevPar............................................       $49.62             $47.03
            Occupancy.........................................         64.6%             63.10%
            ADR   ............................................       $76.73             $74.58

------------

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

         General, administrative and other expenses were $223.1 million (38.4% of direct revenues) in 2000 and $223.9 million (37.8% of direct revenues) in 1999. Included in general, administrative and other expenses are $7.5 million related to professional fees related to the completion of accounting, tax, systems and other merger integration matters, $2.0 million related to certain legal matters, including legal and other costs associated with Whitehall, Edgecliff and certain hotel asset dispositions and $2.6 million relating principally to provisions for certain sales and other taxes and receivable write-offs.

         The 1999 charge of $12.5 million related to certain charges recorded in the fourth quarter of 1999 after the completion of certain account reconciliations.

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

         Impairment of long-lived assets was $60.7 million in 2000. This comprises charges recorded throughout 2000 of $11.3 million related to revised estimates of fair value for properties held for sale at December 31, 1999, $3.5 million related to one property held for use, $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000, net of a recapture of $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 were no longer being actively marketed for sale. The impairment charge for 1999 was $38.0 million, representing a reduction in the carrying value of hotels the Company had targeted for sale, pursuant to the Company's previous strategy to reduce the number of non-core hotels in its portfolio.

         Also, in 1999, based on asset impairment indicators and the market capitalization of the Company's common stock, the Company wrote-off goodwill of $20.7 million in accordance with the market value method of accounting for the impairment of the goodwill arising from the Merger.

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

         During the third quarter, the Company paid a $4.3 million interest hedge break fee to break the interest rate lock agreement on one of its credit facilities.

         The acquisition termination fees of $3.5 million recorded during 2000 related to a reimbursement of expenses to Whitehall due to the non-consummation of a definite agreement for the sale of the Company.

         Minority interest expense was $13.1 million in 2000 and $14.5 million in 1999. This $1.4 million decrease is partially attributable to lower net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

NET INCOME

         After a benefit for income taxes of $28.7 million in 2000 and of $20.1 million in 1999, the Company had a loss before extraordinary item of $88.0 million $(3.12 loss per share) in 2000 compared with $52.9 million $(1.95 per share) in 1999.

         In 1999 the Company had an extraordinary item, net of income tax benefit of $7.8 million $(.28 loss per share) from the loss on early extinguishment of debt.

         Net loss for 2000 amounted to $88.0 million $(3.12 loss per share) compared with a net loss of $60.7 million $(2.23 per share) for 1999, for the reasons discussed above.

INCOME TAXES

         As of December 31, 2001, Lodgian had net operating loss carryforwards of approximately $235 million for federal income tax purposes, which expire in 2004 through 2021. It is likely that under the plan of reorganization, substantial amounts of net operating losses will be utilized relating to debt cancellations. The Company's ability to use these net operating loss carryforwards to offset future income is subject to other limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. In addition, the Company recognized an income tax provision of $2.8 million during 2001, which related primarily to a provision for state income taxes on the gain on sale of one hotel.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing.

         On December 20, 2001, the Company and eighty one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the courts) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Rejected contracts entered into prior to the date of the petition would be treated as unsecured claims.

         The Company has received approval from the Bankruptcy Court to pay pre and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors have received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP facility, along with the rights of the Debtors to use the cash collateral of these lenders expires, one year from the date of filing or the effective date of the reorganization plan, whichever is earlier. This financing will allow the Company to operate in the normal course during the bankruptcy proceedings.

         In addition, the Company has received approval from the courts to pay the post-petition interest on debts relating to 75 of its properties. The Company has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 29 properties. Contractual interest not accrued at December 31, 2001 amounted to $1.3 million including interests on the CRESTS.

         As of March 22, 2002, the Debtor had not yet filed its plan of reorganization with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         Under the DIP facility, the Company has the option to borrow at either base rates plus 2.5% or at LIBOR plus 3.5%. The Company is currently in compliance with the terms of the DIP facility. As of March 22, 2002, the Company had not borrowed from the facility but had issued one letter of credit totaling $750,000 against it.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in 2001 of $80.7 million, a 36.3% decrease from the $126.8 million in 2000. The Company has computed EBITDA without regard to the unusual items. During 2001 these items consisted of impairment charges of $67.3 million, reorganization costs of $25.0 million and severance and other costs of $2.3 million. The unusual charges for 2000 consisted of professional fees and restructuring costs of $1.5 million and impairment charges of $60.7 million. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities in 2001 was $9.3 million as compared with $22.4 million in 2000.

         Cash flows provided by investing activities were $37.3 million and $124.6 million in 2001 and 2000, respectively. The 2001 amount includes capital expenditures of $28.8 million, net proceeds from the sale of assets of $67.9 million and deposits for capital expenditure escrows of $1.8 million. The 2000 amount includes capital expenditures of $78.7 million, net proceeds from the sale of assets of $205.5 million and deposits for capital expenditure escrows of $2.2 million.

         Cash flows used in financing activities were $53.6 million and $140.6 million in 2001 and 2000, respectively. The 2001 and 2000 amounts consist primarily of the net proceeds from the issuance and repayment of long-term obligations, as well as payments of deferred loan fees. In 2000, the financing activities also comprised minority interest distributions of $0.8 million.

         At December 31, 2001, the Company had a working capital surplus of $50,000 compared with a working capital deficit of $103.5 million at December 31, 2000. The improved working capital position is primarily due to the classification of all debts subject to compromise (both long and short term) as current.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of December 31, 2001, the Company's anticipated expenditures for such projects are approximately $59.4 million and the Company has approximately $15.8 million escrowed for such improvements. Most of the approximately $59.4 million, is expected to be spent in 2002 with the balance to be spent in 2003. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position, cash from operations and if needed, from its DIP facility.

         In June 1998, the Company issued $175 million of CRESTS. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay debt prior to their maturity. Payment restrictions contained in the Company's Notes allowed the Company to defer the dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement, the Company had the right to defer the dividend payment for up to twenty quarters.

         On July 23, 1999, the Company sold $200 million of 12.25% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior Secured loan credit facility. The facility consisted of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving facility. The tranche A and C loans were to be used for hotel development projects. At December 31, 1999, $238.8 million was outstanding on the tranche B term loan and no amounts were outstanding from the tranche A and C portion of the loan credit facility. The tranche B loan, along with the proceeds from the Notes, were used to repay a substantial portion of the financing entered into to consummate the Merger and, in September 1999, a $132.5 million loan, part of the credit facilities.

         The Company was unable to deliver its 1999 annual audited and March 31, and June 30, 2000 quarterly unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements was extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provided for a 0.5% increase in the interest rate, termination of the tranche A facility which reduced the maximum credit facility by $25 million and provided for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment modified various covenants and coverage ratios. The amendment provided for access to the $25 million unused portion of the revolving credit facility and provided increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. The Company paid the $25 million required amortization payment due December 31, 2000, the $35 million required amortization payment due June 30, 2001, and $4 million of the $40 million due December 31, 2001.

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

         On May 15, 2001, the Company and the lenders of its Senior Secured Loan Credit Facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread would decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company was in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on the tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios. The Company paid an amendment fee of $565,000 on the date of the amendment. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million as of May 15, 2001.

         Based on its third quarter 2001 results, the Company was not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility (the senior facility), on which, as of November 14, 2001 the Company had outstanding borrowings of $192.6 million. However, on November 13, 2001, the Company reached an agreement with the lenders of the facility (the senior lenders) with respect to the financial covenant violations, pursuant to which the senior lenders agreed to forbear from the exercise of their default-related remedies against the Company until December 31, 2001 (unless an additional event of default occurred earlier). The forbearance agreement also reduced the commitment on the working capital revolver from $25.0 million to $13.4 million leaving the Company $3.0 million of unused availability on the working capital revolver portion of the senior facility. The forbearance agreement also required that the remaining $3.0 million be used only to pay the interest in respect of the senior facility. The Company did not make the remaining $36.0 million of required special amortization payments to its senior lenders due December 31, 2001. As of December 31, 2001, the Company had outstanding borrowings on the Senior Secured Loan Credit Facility of $195.6 million.

         In addition, the Company did not make the $12.3 million interest payment due January 15, 2002 to the holders of the Company's Senior Subordinated Notes. As a result of the events of default with respect to its Senior Secured Loan Facility, the Company's Senior Subordinated Notes and the CRESTS were also in default due to cross-default provisions in those agreements.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA is in discussions with the note holders with respect to the default. MHA has made significant progress in its negotiations with the note holders and hopes to have the default cured by the second quarter of 2002. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, which approximates the amount of the debt outstanding, there will not be any remaining net proceeds available for MHA. MHA was not included in the entities which filed for reorganization under Chapter 11.

         During the fourth quarter of 2001, the lenders of a $108.7 million credit facility with certain subsidiaries of the Company, notified the Company of a default under the loan agreement and called upon the Company to honor the guarantee it made in relation to this debt. On December 20, 2001, prior to the resolution of this matter, the Company filed for bankruptcy under Chapter 11.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of certain debt of the Company's joint ventures that were not included in the bankruptcy petition. All of the Company's pre-petition debt, with the exception of the debt of the joint ventures, are recorded in liabilities subject to compromise in the balance sheet as of December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petition for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Courts. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels.

         As discussed above, the Company had previously adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-five hotel properties and four other assets during 2000 and 2001. Gross sales price of these twenty-nine properties was $285.3 million while the reduction of debt was $216.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was subsequently sold prior to completion.

         Management believes that the combination of its current cash position, cash flow from operations, and the DIP facility will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations during the Chapter 11 proceedings. However, there can be no assurance that this will be achieved. The Company's recent losses and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of a plan of reorganization by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing. Management believes that the DIP Facility, along with its current cash and cash provided by operations, will provide sufficient liquidity to fund its operations in the foreseeable future; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with the United States generally accepted accounting principles (GAAP). A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The critical accounting policies adopted by the Company relate to capitalization, useful/ depreciable lives of fixed assets, revenue recognition, impairment evaluations, income taxes and liabilities subject to compromise.

Capitalization and depreciable lives of assets

         Capital improvements are capitalized when they extend the useful lives of the related asset. Management estimates the depreciable lives of the Company's fixed assets. All items considered to be repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (buildings and improvements 10-40 years; furnishings and equipment 3-10 years). Property under capital leases is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

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

Asset impairment evaluation

         Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As required by GAAP, the Company periodically evaluates its real estate assets to determine if there has been any impairment in carrying value and records impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss recognized in 2001, 2000 and 1999 respectively was $67.3 million, $60.7 million and $38.0 million. As a result of the filing of the Chapter 11 Cases and related circumstances, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of such assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize additional impairment losses in future periods.

          Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. In connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of FAS 121, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale, four properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

Income taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS 109) "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. See note 9 for the components of the Company's deferred taxes. As a result of the Company's financial condition, continued losses and the Chapter 11 Cases, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Liabilities subject to compromise

         Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events. Payment terms for these amounts will be established under a plan of reorganization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. The Company does not purchase or hold any derivative financial instruments for trading purposes.

         Hotel owners and operators are inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. Prior to the Chapter 11 filing, the Company had significant exposure to changes in cash flows resulting from changes in interest rates as approximately 43% of its long-term debt carried floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations did not expose the Company to the risk of changes in the fair value of these instruments, except for the Company's Senior Subordinated Notes. The Company has outstanding debt of $701.1 million, including current maturities at December 31, 2001.

         The table below provides information about the Company's debt obligations.

                                                               ORIGINAL MATURITY DATE
                                                    2002       2003      2004      2005      2006   THEREAFTER  TOTAL   FAIR VALUE
                                                   -------   --------   -------   -------   ------  ---------- -------  ----------
                                                                              (DOLLARS IN THOUSANDS)
Mortgage notes payable with interest
 at LIBOR plus 5.75% (matures 2005) ............   $68,996   $  2,400   $19,200   $99,029   $   --   $     --  $189,625  $189,625
Credit facilities with interest at LIBOR
 plus 2.75% (matures 2003) .....................        --    108,652        --        --       --         --   108,652   108,652
Mortgage notes with an interest rate
 of 9.65% (matures 2002) .......................    54,565         --        --        --       --         --    54,565    54,565
Mortgage notes with fixed rates ranging
 from 7.9% to 10.7% (matures 2003
  to 2010) .....................................     4,426     35,335    26,616     4,018    4,440     38,816   113,651   113,651
Senior Subordinated notes with interest
 rates at 12.25% (matures 2009) ................        --         --        --        --       --    200,000   200,000  87,000(1)
Revolving credit facility with interest at
 LIBOR plus 5.75% (matures 2004) ...............        --         --     6,000        --       --         --     6,000     6,000
Other facilities with interest rates
 ranging from 0 to 14% .........................    14,577      8,238        95       104      114      5,523    28,651    28,651

--------------

(1) Based on quoted market prices at December 31, 2001.

         At December 31, 2001, the Company had approximately $304.3 million of debt instruments outstanding that are subject to changes in the LIBOR or PRIME rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in the LIBOR rate would be a reduction in income before income taxes in 2001 by approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
Report of Independent Public Accountants...........................................................................    28
Report of Independent Auditors.....................................................................................    29
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................................    30
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999........................    31
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999.....    32
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.........................    33
Notes to Consolidated Financial Statements.........................................................................    34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lodgian, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lodgian, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed a voluntary petition with the United States Bankruptcy Court for reorganization under Chapter 11. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen LLP


Atlanta, Georgia
March 22, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Lodgian, Inc.

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Lodgian, Inc. (formerly known as Servico Inc.) and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lodgian, Inc. (formerly known as Servico Inc.) and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP


Atlanta, Georgia
July 14, 2000

                         LODGIAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      DECEMBER 31,
                                                                                             -------------------------------
                                                                                                 2001                2000
                                                                                             -----------         -----------
                                                                                                      (IN THOUSANDS,
                                                                                                     EXCEPT SHARE DATA)
                                               ASSETS
Current assets:
     Cash and cash equivalents ......................................................        $    14,007         $    21,002
     Cash, restricted ...............................................................              3,218               2,237
     Accounts receivable, net of allowances .........................................             12,489              20,624
     Inventories ....................................................................              7,223               7,805
     Prepaid expenses and other current assets ......................................              6,284               5,658
                                                                                             -----------         -----------
            Total current assets ....................................................             43,221              57,326
Property and equipment, net .........................................................            913,968           1,059,048
Deposits for capital expenditures ...................................................             15,813              14,005
Other assets, net ...................................................................              2,360              29,965
                                                                                             -----------         -----------
                                                                                             $   975,362         $ 1,160,344
                                                                                             ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Liabilities Not Subject to Compromise
  Current liabilities:
      Accounts payable ..............................................................        $     2,706         $    25,088
      Accrued interest ..............................................................              1,192              16,795
      Other accrued liabilities .....................................................             29,785              37,203
      Advance deposits ..............................................................              1,771               1,854
      Current portion of long-term debt and capital lease obligations ...............              7,717              79,843
                                                                                             -----------         -----------
      Total current liabilities .....................................................             43,171             160,783
  Other long-term debt and capital lease obligations ................................              7,652             674,038
Liabilities Subject to Compromise ...................................................            925,894                  --
Minority interests:
      Preferred redeemable securities (including related accrued interest) ..........                 --             184,349
      Other .........................................................................              5,326               4,294
Commitments and contingencies .......................................................                 --                  --
Stockholders' (deficit) equity:
   Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837 and
    28,290,424 issued and outstanding at December 31, 2001 and
    December 31, 2000, respectively .................................................                284                 282
   Additional paid-in capital .......................................................            263,320             263,320
   Accumulated deficit ..............................................................           (268,306)           (125,542)
   Accumulated other comprehensive loss .............................................             (1,979)             (1,180)
                                                                                             -----------         -----------
          Total stockholders' (deficit) equity ......................................             (6,681)            136,880
                                                                                             -----------         -----------
                                                                                             $   975,362         $ 1,160,344
                                                                                             ===========         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                  2001             2000            1999
                                                                                ----------      ----------      ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rooms ...................................................................     $  328,852      $  422,475      $  424,530
  Food and beverage .......................................................         98,574         131,333         139,474
  Other ...................................................................         20,130          27,089          28,416
                                                                                ----------      ----------      ----------
      Total revenue .......................................................        447,556         580,897         592,420
                                                                                ----------      ----------      ----------

Operating expenses:
 Direct:
    Rooms .................................................................         91,415         119,159         114,590
    Food and beverage .....................................................         70,665          94,950         102,045
    Other .................................................................         12,202          16,829          17,312
General, administrative and other .........................................        192,526         223,232         223,856
Depreciation and amortization .............................................         62,545          64,794          59,317
Impairment of long-lived assets ...........................................         67,340          60,688          37,977
Write-off of goodwill .....................................................             --              --          20,748
Severance and restructuring expenses ......................................          2,309           1,502             500
                                                                                ----------      ----------      ----------
      Total operating expenses ............................................        499,002         581,154         576,345
                                                                                ----------      ----------      ----------
                                                                                   (51,446)           (257)         16,075

Other income (expenses):
  Interest income and other ...............................................            709           1,458           1,579
  Interest expense ........................................................        (75,326)        (97,306)        (77,409)
  Interest hedge break fee ................................................             --          (4,294)             --
  Acquisition-termination fees ............................................             --          (3,500)             --
 Gain on asset dispositions ...............................................         23,975             298           1,242
Minority interests:
  Preferred redeemable securities .........................................        (12,869)        (12,412)        (13,224)
  Other ...................................................................             38            (665)         (1,300)
                                                                                ----------      ----------      ----------
Loss before income taxes and reorganization items .........................       (114,919)       (116,678)        (73,037)
Reorganization items:
 Write-off of deferred financing costs ....................................        (21,517)             --              --
 Other reorganization items ...............................................         (3,499)             --              --
                                                                                ----------      ----------      ----------
Loss  before income taxes, reorganization items and .......................       (139,935)       (116,678)        (73,037)
 extraordinary items
(Provision) benefit  for income taxes .....................................         (2,829)         28,723          20,094
                                                                                ----------      ----------      ----------
Loss  before extraordinary item ...........................................       (142,764)        (87,955)        (52,943)
Extraordinary item:
        Loss on extinguishment of indebtedness, net of income
        tax  benefit of $4,914  in 1999 ...................................             --              --          (7,750)
                                                                                ----------      ----------      ----------
Net loss ..................................................................     $ (142,764)     $  (87,955)     $  (60,693)
                                                                                ==========      ==========      ==========
Loss per common share, basic and diluted:
       Loss before extraordinary item .....................................     $    (5.04)     $    (3.12)     $    (1.95)
       Extraordinary item .................................................             --              --           (0.28)
                                                                                ----------      ----------      ----------
       Net loss  per common share .........................................     $    (5.04)     $    (3.12)     $    (2.23)
                                                                                ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                       RETAINED      ACCUMULATED
                                                                      ADDITIONAL       EARNINGS         OTHER           TOTAL
                                                 COMMON     STOCK       PAID-IN      (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                                 SHARES     AMOUNT      CAPITAL         DEFICIT)         LOSS      EQUITY (DEFICIT)
                                               ----------   ------    -----------    ------------   -------------  ----------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1998 ...........       27,937,057    $278       $261,976       $  23,106        $(1,593)       $ 283,767
   401(k) Plan contribution ............          143,160       2            547              --             --              549
   Exercise of stock options ...........           30,000       1            119              --             --              120
   Tax benefit from exercise of
      stock options ....................               --      --             20              --             --               20
   Director compensation ...............           20,108      --             98              --             --               98
   Net loss ............................               --      --             --         (60,693)            --          (60,693)
   Currency translation adjustments ....               --      --             --              --            681              681
                                                                                                                       ---------
   Comprehensive loss ..................               --      --             --              --             --          (60,012)
                                               ----------    ----       --------       ---------        -------        ---------
Balance at December 31, 1999 ...........       28,130,325     281        262,760         (37,587)          (912)         224,542
                                               ----------    ----       --------       ---------        -------        ---------
   401(k) Plan contribution ............          144,131       1            504              --             --              505
   Director compensation ...............           15,968      --             56              --             --               56
   Net loss ............................               --      --             --         (87,955)            --          (87,955)
   Currency translation adjustments ....               --      --             --              --           (268)            (268)
                                                                                                                       ---------
   Comprehensive loss ..................               --      --             --              --             --          (88,223)
                                               ----------    ----       --------       ---------        -------        ---------
Balance at December 31, 2000 ...........       28,290,424     282        263,320        (125,542)        (1,180)         136,880
   401(k) Plan contribution ............          189,413       2             --              --             --                2
   Net loss ............................               --      --             --        (142,764)            --         (142,764)
   Currency translation adjustments ....               --      --             --              --           (799)            (799)
                                                                                                                       ---------
   Comprehensive loss ..................               --      --             --              --             --         (143,563)
                                               ----------    ----       --------       ---------        -------        ---------
Balance at December 31, 2001 ...........       28,479,837    $284       $263,320       $(268,306)       $(1,979)       $  (6,681)
                                               ==========    ====       ========       =========        =======        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                             2001           2000            1999
                                                                           ---------      ---------      ---------
                                                                                      (IN THOUSANDS)
Operating activities:
  Net loss ..........................................................      $(142,764)     $ (87,955)     $ (60,693)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization ....................................        62,545         64,794         59,317
    Impairment of long-lived assets ..................................        67,340         60,688         37,977
    Write-off of goodwill ............................................            --             --         20,748
    Loss on extinguishment of indebtedness ...........................            --             --         12,664
    Deferred income tax benefit ......................................            --        (30,063)       (25,008)
    Minority interests ...............................................        12,831         10,014          1,300
    401 (k) plan contributions .......................................             2            505            549
    Compensation in stock issued to directors ........................            --             56             98
    Equity in income of unconsolidated entities ......................            --            (84)          (278)
    Gain on sale of assets ...........................................       (23,975)          (298)        (1,242)
    Write-off and amortization of deferred financing costs ...........        26,273          5,654          7,243
    Other ............................................................           561         (3,520)            --
    Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ..........................................         8,135          5,896         (1,022)
        Inventories ..................................................           582          1,385             73
        Prepaid expenses and other assets ............................        (1,607)         1,013         30,462
        Accounts payable .............................................         2,277         (3,499)       (22,921)
        Accrued liabilities ..........................................        (2,818)        (1,704)         9,339
        Advance deposits .............................................           (83)          (530)        (1,415)
                                                                           ---------      ---------      ---------
Net cash provided by operating activities ............................         9,299         22,352         67,191
                                                                           ---------      ---------      ---------
Investing activities:
  Acquisitions of property and equipment .............................            --             --         (1,929)
  Capital improvements, net ..........................................       (28,844)       (78,716)      (118,925)
  Purchase of minority interests .....................................            --             --        (10,200)
  Proceeds from sale of assets, net ..................................        67,910        205,523         22,068
  (Deposits) withdrawals  for capital expenditures ...................        (1,808)        (2,184)        18,029
                                                                           ---------      ---------      ---------
Net cash provided by (used in) investing activities ..................        37,258        124,623        (90,957)
                                                                           ---------      ---------      ---------
Financing activities:
  Proceeds from borrowings on working capital revolver ...............        21,000         30,000             --
  Proceeds from issuance of long-term obligations ....................            --          2,326        487,521
  Proceeds from issuance of common stock .............................            --             --            120
  Principal payments on long-term obligations ........................       (58,954)      (163,868)      (448,220)
  Principal payments on working capital revolver .....................       (15,000)        (5,000)            --
  Payments of deferred loan costs ....................................          (598)        (3,300)       (18,479)
  Distributions to minority interests ................................            --           (775)        (1,717)
                                                                           ---------      ---------      ---------
Net cash (used in) provided by financing activities ..................       (53,552)      (140,617)        19,225
                                                                           ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents .................        (6,995)         6,358         (4,541)
Cash and cash equivalents at beginning of period .....................        21,002         14,644         19,185
                                                                           ---------      ---------      ---------
Cash and cash equivalents at end of period ...........................     $  14,007      $  21,002      $  14,644
                                                                           =========      =========      =========

Supplemental cash flow information:
Cash paid during the period for:
  Interest, net of amount capitalized ................................     $  73,131      $  88,247      $  69,574
                                                                           =========      =========      =========
  Income taxes, net of refunds .......................................     $     120      $     584      $   3,810
                                                                           =========      =========      =========
  Net non-cash debt reduction ........................................     $      --      $   1,656      $      --
                                                                           =========      =========      =========
Operating cash receipts and payments
 resulting from Chapter 11
 proceedings:
 Interest received ...................................................     $       3      $      --      $      --
 Professional fees paid ..............................................        (3,772)            --             --
 Other reorganization payments .......................................           (24)            --             --
                                                                           ---------      ---------      ---------
                                                                           $  (3,793)     $      --      $      --
                                                                           =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         On December 11, 1998, Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company Lodgian, Inc. ("Lodgian" or the "Company"). This transaction (the "Merger") was accounted for under the purchase method of accounting, whereby Servico was considered the acquiring company.

         As of December 31, 2001, Lodgian, its wholly owned subsidiaries and consolidated joint ventures (collectively, the "Company"), owned or managed 106 hotels in 32 states and Canada. At December 31, 2000, the Company owned or managed 113 hotels.

Principles of Consolidation

         The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and four joint ventures in which Lodgian exercises control. Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint venture's assets and operations, has the ability and authority to enter into financing agreements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

         Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

Minority Interests--Other

         Minority interests represent the minority interests' proportionate share of equity of joint ventures that are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

Minority Interests--Preferred Redeemable Securities

         Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock. For further discussion of The CRESTS, see Note 7.

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

         The Company capitalizes interest costs incurred during the renovation and construction of capital assets. During the years ended December 31, 2001, 2000 and 1999, the Company capitalized $861,000, $747,000, and $8,428,000 of interest, respectively.

         Management periodically evaluates the Company's property and equipment to determine if there has been any impairment in the carrying value of the assets in accordance with Financial Accounting Standards Board Statement ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 was superceded by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002 (see Recent Accounting Pronouncements below). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses for assets held for sale are recognized when the assets' carrying values are greater than the fair value less estimated selling costs. See Note 5 for further discussion of the Company's charges for asset impairment.

Goodwill

         Goodwill was being amortized over twenty years. Impairment of enterprise level goodwill arising from the Merger was accounted for under the market value method. All of the goodwill arising from the Merger was written of in 1999.

Deferred Costs

         Deferred franchise and other deferred costs of $2,360,000 and $3,320,000 at December 31, 2001 and 2000, respectively, are included in other assets, net of accumulated amortization. Deferred financing costs were all written off during 2001 and are included in reorganization items since the related debt is subject to compromise in accordance with the Company's bankruptcy petition. Deferred financing costs, net at December 31, 2000 was $26,645,000. Deferred franchise and other costs are amortized using the straight-line method over the terms of the related franchise or other agreements, while deferred financing costs were being amortized using the interest method over the related term of the debt.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of amounts reserved for capital improvements, debt service, taxes and insurance.

Fair Values of Financial Instruments

         The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of long-term debt approximates market value as of December 31, 2001 and 2000. Quoted market prices were not readily available for the CRESTS. Management estimates the fair market value of the Company's CRESTS at December 31, 2001 to be $11.8 million (based on informal quotes of between 5% to 7% of face value) compared with $53.4 million at December 31, 2000. Management has estimated the fair market value of the Company's Senior Subordinated notes at December 31, 2001 to be $87 million (based on quoted market prices at December 31, 2001) compared with $184 million at December 31, 2000.

Concentration of Credit Risk

         Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2001 and 2000, these allowances were $1,237,000 and $1,400,000, respectively.

Earnings Per Common and Common Equivalent Share

         The Company adopted SFAS 128 "Earnings Per Share" effective for the year ended December 31, 1998. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock contributed by the Company to its employees 401(k) Plan (the "401(k)"). Dilutive earnings per common share include the Company's outstanding stock options and shares convertible under the Company's CRESTS, if dilutive. See Note 11 for computation of basic and diluted earnings per share.

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

         The Interpretation requires that once an option granted to an employee is repriced, that option would be accounted for as if it were a variable plan, giving rise to compensation expense for the subsequent changes in stock price, from the date the option is repriced to the date it is exercised. Under the interpretation, no compensation expense is recorded on the date of the repricing. However, compensation expense is recorded quarterly through the date of exercise to the extent that the fair market value of the common stock is in excess of the exercise price of the options adjusted for the repricing. The interpretation requires, in measuring compensation expense, the use of the higher of the repriced exercise price of the options or the fair market value of the stock on the date the interpretation is effective. On December 18, 1998, the Company repriced options totaling 997,800, net of forfeitures, that were subject to these requirements. There was no impact on the Company's operating results for the years ended December 31, 2001 and 2000.

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

Advertising Expense

         The cost of advertising is expensed as incurred. The Company incurred $2,684,000, $3,492,000 and $3,997,000 in advertising cost during 2001, 2000 and
1999, respectively.

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effects on the statements of operations of transaction gains and losses is insignificant for all years presented.

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

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137 and 138, was adopted by the Company in the first quarter of 2001. The adoption had no impact on the Company's financial statements.

         In June 2001, SFAS No. 141, "Business Combinations" (effective for transactions initiated after June 30, 2001) and SFAS 142 "Goodwill and other Intangible Assets" (effective for fiscal years beginning after December 15, 2001) were issued. SFAS No. 141 prohibits pooling-of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 141 was adopted by the Company in the third quarter of 2001. The adoption had no impact on the Company's financial statements. SFAS No. 142, which will be implemented in January 2002, is also expected to have no impact on the Company's financial statements.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," (effective for fiscal periods commencing after June 15, 2002) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We believe that the adoption of SFAS No. 143 will not have a significant impact on our financial statements.

         In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for fiscal periods commencing December 15, 2001) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when long-lived asset is to be considered held for sale. We currently believe that the implementation of SFAS No. 144 will require operating results of real estate assets sold to be included in discontinued operations in the statements of operations. We believe that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a significant impact on our financial statements.

           Reclassifications

         Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

2. BANKRUPTCY FILING AND GOING CONCERN MATTERS

         On December 20, 2001, the Company and eighty one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         All operating subsidiaries of the Company are included in the Chapter 11 Cases except for two subsidiaries each owning one hotel. The Chapter 11 Cases also exclude 66 non-operating subsidiaries of the Company. The assets and liabilities of the operating and non-operating subsidiaries excluded from the Chapter 11 cases are as follows (amounts in thousands):

                   Assets           $ 20,639

                   Liabilities      $(35,309)

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the courts) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Rejected contracts entered into prior to the date of the petition would be treated as unsecured claims.

         The Company has received approval from the Bankruptcy Court to pay pre and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors have received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP facility, along with the rights of the Debtor to use the cash collateral of these lenders expires one year from the date of filing or the effective date of the reorganization plan, whichever is earlier. This financing will allow the Company to operate in the normal course during the bankruptcy proceedings.

         As of March 22, 2002, the Debtor had not yet filed its plan of reorganization with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with the debtor-in-possession financing (DIP Facility) agreements, (ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) confirmation of a plan of reorganization under the Bankruptcy Code; (iv) the Company's ability to achieve profitable operations after such confirmation, and
(v) the Company's ability to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of a plan of reorganization by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

         A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

3. ACCOUNTING DURING REORGANIZATION PROCEEDINGS

         The Company continues to apply generally accepted accounting principles in the preparation of its consolidated financial statements while in Chapter 11. However, in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7): 1) the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business;
2) the Company's consolidated balance sheets segregate liabilities subject to compromise from liabilities not subject to compromise; and 3) where the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts.

         Management believes that 29 of its hotels are significantly overleveraged in that the estimated fair value of these hotels does not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. With respect to the remaining 75 hotels that are in Chapter 11, management presently believes the value of these hotels exceeds the outstanding debt on these properties. Accordingly, with the approval of the Bankruptcy Court, the Company agreed to pay interest on these debts. However, while the Company is in Chapter 11, the value of these properties may be adversely affected by changes in the economy, changes in the hospitality industry, actions taken or that may be taken by the franchisors, and the Company's ability to obtain exit financing and achieve a consensual plan of reorganization. Furthermore, management believes that the significant terms of these debts could also be compromised as a result of the Chapter 11 Cases. Accordingly, management considers that all of its secured debt is subject to compromise and is classified as liabilities subject to compromise in the accompanying balance sheet at December 31, 2001.

Liabilities subject to compromise

         Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events. Payment terms for these amounts will be established under a plan of reorganization.

         The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of December 31, 2001, are identified below: (amounts in thousands)

Long-term debt and capital lease obligations                                                          $485,774
Senior subordinated Notes (including related accrued interest)                                         210,549
Minority interest - preferred redeemable securities (including related accrued interest) - CRESTS      197,218
Accounts payable                                                                                        22,698
Accrued liabilities (including accrued interest of $1,027)                                               9,655
                                                                                                      --------
                                                                                                      $925,894
                                                                                                      ========

Summary of Reorganization Items

         The results for the year ended December 31, 2001 include charges which relate to the reorganization process and the Chapter 11 Cases. The table below summarizes these reorganization charges (amounts in thousands):

              Write-off of deferred financing costs         $ 21,517
                                                            --------
              Other reorganization items:
                 Legal and professional fees                   3,179
                 Other                                           320
                                                            --------
                                                               3,499
                                                            --------
                                                            $ 25,016
                                                            ========

4. STRATEGIC PLANS PRIOR TO CHAPTER 11 FILING

         At the end of 1999, the Company adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and in 2000, adopted a strategic plan to reduce the level of overall debt.

         With regard to this strategic plan to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt, the Company sold twenty-five hotel properties and four other assets between January 1, 2000 and December 31, 2001. The gross sales price of these twenty-nine properties was $285.3 million while the reduction of debt was $216.6 million.

5. PROPERTY AND EQUIPMENT

         At December 31, 2001 and 2000, property and equipment consisted of the following:

                                                                                       USEFUL
                                                                                        LIVES
                                                                                       (YEARS)     2001          2000
                                                                                       ------------------------------
                                                                                                    (IN THOUSANDS)
         Land...................................................................           --   $  116,434   $   127,749
         Buildings and improvements.............................................        10-40      849,549       920,351
         Furnishings and equipment..............................................         3-10      190,081       212,936
                                                                                               -----------   -----------
                                                                                                 1,156,064     1,261,036
         Less accumulated depreciation and amortization.........................                  (249,882)     (206,599)
         Construction in progress...............................................                     7,786         4,611
                                                                                               ----------    -----------
                                                                                                $  913,968   $ 1,059,048
                                                                                               ===========   ===========

         Included in property and equipment at December 31, 2000 is $39.8 million (10 properties) related to properties identified as held for sale at December 31, 2000. As discussed in Note 4, the Company had previously adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the level of overall debt of the Company. In this regard, in 1999 and 2000, the Company had identified certain properties as held for sale to meet these objectives. At December 31, 2001, no properties were identified as held for sale. All previously identified properties were either sold during 2001 (5 properties) or were no longer classified as held for sale (5 properties). With the filing of bankruptcy, the Company is no longer actively marketing any of its hotels for sale. With regard to the properties no longer classified as held for sale, the Company recorded additional depreciation expense totaling $4.8 million in 2001 and $1.6 million in 2000.

         During 2001, the Company sold six properties for gross sales price of $76.5 million. The gain on the sale was $24.0 million which arose mainly from one hotel (Westin William Penn).

         The Company has evaluated the recoverability of its long-lived assets in accordance with SFAS 121 as of December 31, 2001 and has recorded impairment losses for assets held for use, where the estimated future undiscounted cash flows were insufficient to recover the carrying value of those assets. However, as a result of the filing of the Chapter 11 Cases, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of these assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize impairment losses in future periods.

         Impairment of long-lived assets was $67.3 million in 2001, $60.7 million in 2000 and $38.0 million in 1999. The charge for the 2001 period was comprised of $6.6 million related to revised estimates of fair value for properties held for sale, $4.0 million related to one property which was identified as held for sale and also sold in 2001 and $69.0 million relating to a charge to reduce the carrying value of certain of the Company's hotels held for future use, offset by a recapture of $12.3 million of impairment charges related to six hotels that were previously considered held for sale that were no longer being actively marketed for sale. Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. In connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of FAS 121, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale, four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001. Impairment charges for 2000 comprised $11.3 million related to revised estimates of fair value for properties held for sale at December 31, 1999, $3.5 million related to one property held for use, $56.6 million related to the ten hotels sold to Sunstone Investors, LLC on August 31, 2000, net of a recapture of $10.7 million of impairment charges recorded in 1999 and 2000 as seven hotels previously considered held for sale as of December 31, 1999 were no longer being actively marketed for sale. The impairment charge for 1999 was $38.0 million, representing a reduction in the carrying value of hotels the Company had targeted for sale, pursuant to the Company's previous strategy to reduce the number of non-core hotels in its portfolio.

         The following unaudited pro forma results of operations for 2000 and 1999 are presented as if the Company had completed the sale of the ten hotels to Sunstone Investors LLC, discussed above, as of January 1, 1999. In management's opinion, all adjustments necessary to reflect the effect of this transaction have been made. These unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 2000 and 1999, nor do they purport to represent the results of operations for future periods.

         No pro forma balance sheet is presented as the effects of the transaction are reflected in the accompanying consolidated balance sheet as of December 31, 2000.

                                                                                                   2000          1999
                                                                                                   ------------------
                                                                                               (UNAUDITED; IN THOUSANDS,
                                                                                                EXCEPT PER SHARE DATA)

Total revenues..........................................................................       $   543,310  $   550,591
Net loss before extraordinary item......................................................           (51,465)     (51,267)
Net loss after extraordinary item.......................................................           (51,465)     (59,017)
Net loss per common share, before extraordinary item, basic and diluted.................             (1.83)       (1.89)
Net loss per common share, basic and diluted............................................             (1.83)       (2.17)

         Summary results of operations included in the Statement of Operations with respect to the properties identified as held for sale at December 31, 2000 are as follows (in thousands):

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                                2000
Revenues .............................................................................       $  24,198
                                                                                             =========
Loss before income taxes..............................................................       $  (3,787)(1)
                                                                                             =========

------------------------

(1)      Includes impairment charges of $8.8 million.

6. OTHER ACCRUED LIABILITIES

         At December 31, 2001 and 2000, other accrued liabilities consisted of the following:

                                                                                                   2001          2000
                                                                                                   ------------------
                                                                                                    (IN THOUSANDS)

         Salaries and related costs.....................................................       $    13,105  $    15,874
         Property and sales taxes.......................................................            16,518       13,649
         Professional fees..............................................................             1,048        1,289
         Other..........................................................................             7,742        6,391
                                                                                               -----------  -----------
                                                                                                    38,413       37,203
         Less amounts included in liabilities subject to compromise.....................            (8,628)          --
                                                                                               -----------  -----------
                                                                                               $    29,785  $    37,203
                                                                                               ===========  ===========

7. OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

         Long-term obligations consisted of the following at December 31:

                                                                                                   2001          2000
                                                                                                   --------    ------
                                                                                                    (IN THOUSANDS)
         Mortgage notes payable with interest at LIBOR plus 5.75%.
            (See Senior Secured Loan Credit Facility description below)
            the notes are payable through 2005..........................................       $   189,625  $   195,219
         Credit facilities with interest at LIBOR plus 2.75% maturing 2003. (See
            description of August 31, 2000 amendment below).............................           108,652      108,652
         Mortgage notes with an interest rate of 9.65% maturing 2002....................            54,565       54,565
         Mortgage notes with fixed rates ranging from 7.9% to 10.7% payable through 2010           113,651      139,346
         Senior Subordinated Notes payable with interest at 12.25% due in 2009..........           200,000      200,000
         Revolving credit facility with interest at LIBOR plus 5.75%, maturing 2004.....             6,000       25,000
         Other..........................................................................            28,651       31,099
                                                                                               -----------  -----------
                                                                                                   701,144      753,881
         Less current portion of long-term obligations..................................            (7,717)     (79,843)
         Less obligations included in "liabilities subject to compromise"...............          (685,775)          --
                                                                                               -----------  -----------
                                                                                               $     7,652  $   674,038
                                                                                                ==========  ===========

         The Company has received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP facility along with the rights of the debtors to use the cash collateral of these lenders expires one year from the filing or the effective date of the reorganization plan, whichever is earlier.

         Under the DIP facility, the Company has the option to borrow at either base rates plus 2.5% or at LIBOR plus 3.5%. As of March 22, 2002, the Company had not borrowed from the facility but had issued one letter of credit totaling $750,000 against it.

         In addition, the Company believes that the underlying collateral on certain of its debt is less than the principal obligation outstanding. Therefore, in accordance with SOP 90-7, the Company has ceased accruing interest on these debts as well as the Senior Subordinated Notes and the CRESTS. Contractual interest not accrued at December 31, 2001 amounted to $1.3 million including interest on the Senior Subordinated Notes and the CRESTS.

         Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

         In June 1998, the Company issued $175 million of CRESTS. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of CRESTS generated $168.5 million in net proceeds, substantially, all of which were used to repay existing debt prior to maturity. Payment restrictions contained in the Company's Notes allowed the Company to defer the dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the agreement, the Company has the right to defer the dividend payment for up to twenty quarters. The Company does not anticipate resumption of the quarterly dividend payment on the CRESTS in the near future.

         On July 23, 1999, the Company sold $200 million of 12.25% Senior Subordinated Notes due in 2009 (the "Notes"). In addition, the Company entered into a new, multi-tranche Senior Secured loan credit facility. The facility consisted of development loans with a maximum capacity of $75 million (the tranche A and C loans), a $240 million tranche B term loan and a $50 million revolving facility. The tranche A and C loans were to be used for hotel development projects. At December 31, 1999, $238.8 million was outstanding on the tranche B term loan and no amounts were outstanding from the tranche A and C portion of the loan credit facility. The tranche B loan, along with the proceeds from the Notes, were used to repay a substantial portion of the financing entered into to consummate the Merger and, in September 1999, a $132.5 million loan, part of the credit facilities.

         The Company was unable to deliver its 1999 annual audited and March 31, and June 30, 2000 quarterly unaudited financial statements to its Senior Secured loan facility lenders on a timely basis. The Company received a waiver for the late delivery of these financial statements and the time period for delivery of quarterly 2000 financial statements was extended. In addition, on July 31, 2000, the Company entered into an amendment to its Senior Secured loan credit facility which provided for a 0.5% increase in the interest rate, termination of the tranche A facility which reduced the maximum credit facility by $25 million and provided for additional amortization payment requirements for tranche B term loans of (i) $25 million on or prior to December 31, 2000, (ii) an additional $35 million on or prior to June 30, 2001 and (iii) an additional $40 million on or prior to December 31, 2001. Prior to the amendment, amortization payment requirements were effectively 1% per year of the outstanding tranche B term loans during that period. The amendment also modified various covenants and coverage ratios. The amendment provided for immediate access to the $25 million unused portion of the revolving credit facility and provided increased flexibility for the sale of hotel assets. The Company paid an amendment fee of approximately $1.4 million. The Company paid the $25 million required amortization payment due December 31, 2000, the $35 million required amortization payment due June 30, 2001, and $4 million of the $40 million due December 31, 2001.

         On August 31, 2000, in conjunction with the sale of nine hotels, principally located in the Western United States, the Company and the lenders amended the terms of the credit facilities. Under this amendment, two former credit facilities were amended into one new facility and the Company paid down approximately $106.2 million of the debt with proceeds from the sale, extended the maturity date to September 2003 after considering a one year option to extend and converted the remaining balance owed, approximately $108.7 million, to a floating rate facility. In addition, the Company paid approximately $4.3 million to "break" the interest rate lock agreement on $54 million related to this debt.

         With regard to the mortgage notes with an interest rate of 9%, on August 31, 2000 the Company sold one hotel, located in the western United States, securing this facility and used the proceeds to reduce principal, pay origination and extension fees of approximately $1.9 million, and exercised its option to extend the maturity date to November 2002 from November 2000.

         On May 15, 2001, the Company and the lenders of its Senior Secured Loan Credit Facility reached an agreement to amend that facility. Prior to the amendment, the Company would have been in violation of two financial covenant ratios based on its first quarter 2001 operating results. The amendment increased the interest rate spread (which was then LIBOR plus 4.25%) by 25 basis points in each month from August 2001 to February 2002 up to a maximum of LIBOR plus 6.00% until maturity. The amendment also provided that the interest rate spread would increase an additional 25 basis points up to a maximum of LIBOR plus 6.00% if the Company's debt was downgraded by a rating agency subsequent to the amendment date (the downgrade occurred in May 2001). In addition, the interest rate spread would decrease 50 basis points for each aggregate $60.0 million of principal reductions made subsequent to the amendment date as long as the Company was in compliance with certain financial coverage ratios. The amendment also required additional amortization payments on the tranche B term loans of $7.5 million on April 30, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively. The amendment also modified various covenants and financial coverage ratios. The Company paid an amendment fee of $565,000 on the date of the amendment. In addition, on the amendment date, $25.0 million of the outstanding balance on the working capital revolver was converted to the tranche B term loan, thereby reducing the commitment on the working capital revolver to $25.0 million as of May 15, 2001.

         Based on its third quarter 2001 results, the Company was not in compliance with the financial covenants related to its Senior Secured Loan Credit Facility, on which, as of November 14, 2001 the Company had outstanding borrowings of $192.6 million. However, on November 13, 2001, the Company reached an agreement with the lenders of the facility with respect to the financial covenant violations, pursuant to which the senior lenders agreed to forbear from the exercise of their default-related remedies against the Company until December 31, 2001 (unless an additional event of default occurred earlier). The forbearance agreement also reduced the commitment on the working capital revolver from $25.0 million to $13.4 million leaving the Company $3.0 million of unused availability on the working capital revolver portion of the senior facility. The forbearance agreement also required that the remaining $3.0 million be used only to pay the interest in respect of the senior facility. The Company also did not make the remaining $36.0 million of required special amortization payments to its senior lenders due December 31, 2001. As of December 31, 2001, the Company had outstanding borrowings on the Senior Secured Loan Credit Facility of $195.6 million.

         In addition, the Company did not make the $12.3 million interest payment due January 15, 2002 to the holders of the Company's Senior Subordinated Notes. In addition, as a result of the events of default with respect to its Senior Secured Loan Facility, the Company's Senior Subordinated Notes and the CRESTS were also in default due to cross-default provisions in those agreements.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA is in discussions with the note holders with respect to the default. MHA has made significant progress in its negotiations with the note holders and hopes to have the default cured by the second quarter of 2002. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which includes the promissory notes discussed above and a $7.8 million first mortgage. Based on the estimated sales price of the property, which approximates the amount of the debt outstanding, there will not be any remaining net proceeds available for MHA. MHA was not included in the entities which filed for reorganization under Chapter 11.

         During the fourth quarter of 2001, the lenders of a $108.7 million credit facility with certain subsidiaries of the Company, notified the Company of a default under the loan agreement and called upon the Company to honor the guarantee it made in relation to this debt. On December 20, 2001, prior to the resolution of this matter, the Company filed for bankruptcy under Chapter 11.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of certain debt of the Company's joint ventures that were not included in the bankruptcy petition. All of the Company's pre-petition debt, with the exception of the debt of the joint ventures, are recorded in liabilities subject to compromise in the balance sheet as of December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petition for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Courts. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels.

         As discussed in Note 4, the Company previously adopted strategic plans to reduce the size of the Company's non-core hotel portfolio and reduce the overall level of debt. With regard to these strategic plans, the Company sold twenty-five hotel properties and four other assets during 2000 and 2001. Gross sales price of these twenty-nine properties was $285.3 million while the reduction of debt was $216.6 million. The balance was used primarily to support capital expenditures related to major renovation projects and the construction of one new hotel, which was subsequently sold prior to completion.

         Notwithstanding the Chapter 11 Cases, original maturities of long-term obligations for each of the five years after December 31, 2001 and thereafter are as follows:

                                                                                              (IN THOUSANDS)
         2002...........................................................................       $   142,564
         2003...........................................................................           154,625
         2004...........................................................................            51,911
         2005...........................................................................           103,151
         2006...........................................................................             4,554
         Thereafter.....................................................................           244,339
                                                                                               -----------
                                                                                               $   701,144
                                                                                               ===========

8. DERIVATIVE TRANSACTIONS

         On August 31, 2000, the Company paid $4.3 million to "break" the interest rate lock agreement on $54 million of debt related to its credit facilities. As of December 31, 2001 and 2000, the Company was not party to any derivative transactions.

9. INCOME TAXES

         Provision (benefit) for income taxes for the Company is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                       2001                             2000                            1999
                           CURRENT   DEFERRED     TOTAL    CURRENT    DEFERRED     TOTAL    CURRENT   DEFERRED     TOTAL
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
                                                                   (IN THOUSANDS)
Federal...............   $     --   $     --   $     --   $     --   $(28,187)  $(28,187) $      --  $ (16,329) $ (16,329)
State and local.......      2,829         --      2,829      1,340     (1,876)      (536)        --     (3,765)    (3,765)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
                         $  2,829   $     --   $  2,829   $  1,340   $(30,063)  $(28,723) $      --  $ (20,094) $ (20,094)
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

         The components of the cumulative effect of temporary differences in the deferred income tax (liability) and asset balances at December 31, 2001 and 2000 are as follows:


                                                          2001                                     2000
                                               TOTAL     CURRENT      NON-CURRENT     TOTAL       CURRENT   NON-CURRENT
                                          -----------  -----------   -----------  -----------  ------------ -----------
                                                                          (IN THOUSANDS)
Property and equipment..............      $   (36,208) $        --   $   (36,208) $   (65,659) $        --  $   (65,659)
Net operating loss carryforward.....           94,471           --        94,471       75,318           --       75,318
Loan Costs..........................            8,349           --         8,349           --           --           --
Legal and workers' compensation
    reserves........................            1,880        1,880            --        3,096        1,984        1,112
AMT and FICA credit carryforwards...            2,245           --         2,245        1,966           --        1,966
Other operating accruals............            2,586        2,586            --        1,619        1,619           --
Miscellaneous other.................             (304)          --          (304)        (268)          --         (268)
         Total......................           73,019        4,466        68,553       16,072        3,603       12,469
         Less valuation allowance...          (73,019)      (4,466)      (68,553)     (16,072)      (3,603)     (12,469)
                                          -----------  -----------   -----------  -----------  ------------ -----------
                                                   --  $        --   $        --  $        --  $        --  $        --
                                          ===========  ===========   ===========  ===========  ===========  ===========

         The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      2001         2000          1999
                                                                                  -----------  -----------  -----------
                                                                                              (IN THOUSANDS)
         Federal income tax (benefit) at statutory federal rate..............     $   (47,578) $   (39,670) $   (24,833)
         State income tax (benefits), net....................................          (6,717)      (5,601)      (2,485)
         Non-deductible items................................................             177          476        7,224
         Change in valuation allowance.......................................          56,947       16,072           --
                                                                                  -----------  -----------  -----------
                                                                                  $     2,829  $   (28,723) $   (20,094)
                                                                                  ===========  ===========  ===========

         In 1999, non-deductible items consist primarily of the write-off of goodwill.

         The Company has established a valuation allowance of $73.0 million to reduce the net deferred tax assets to zero. Due to the financial condition of the Company, its continuing operating losses and the Chapter 11 Cases, the Company did not believe that it was more likely than not that its net deferred tax assets would be realized and thus provided a valuation allowance to fully reserve against such amounts. Of the $73.0 million, $56.9 and $16.1 million was generated in 2001 and 2000, respectively. At December 31, 2001, the Company has available net operating loss carry forwards of approximately $235,000,000 for federal income tax purposes, which expire in years 2004 through 2021. It is likely that under the plan of reorganization, substantial amounts of net operating loss carryforwards will be utilized relating to debt cancellations. The Company's ability to use these net operating loss carry forwards to offset future income is subject to other limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused.

10. RELATED PARTY TRANSACTIONS

         Robert Cole, a member of the Board of Directors was a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries would have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquired or developed any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount,

Robert Cole received $225,000. No payments were made in 2001 or 2000 to IHD or Robert Cole under this agreement. The Company's obligation to make any future development fees was terminated in March 2001.

         Robert Cole, a member of the Board of Directors had been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company previously managed this hotel in accordance with a management agreement, which provided that the Company be paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee was 3% of gross revenues and the incentive fee was a percentage of the amount by which gross operating profit exceeded a negotiated amount. The Company earned fees of $15,000, $71,400 and $69,300 during 2001, 2000, and 1999, respectively. The management agreement was terminated in March 2001.

         On December 15, 2000, the Company sold a partially constructed hotel located in Richmond, Virginia to an entity controlled by a shareholder who is a 10.9% beneficial owner of the Company's common stock. The Company received net proceeds of approximately $12.3 million from the sale and recorded a loss on the sale of approximately $0.5 million. In addition, the Company entered into a separate management contract with the purchaser to provide construction management oversight until completion of the project.

         Richard Cartoon, the Company's Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon's services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon's services, the Company has been billed $220,000 for other support and services provided by associates of Richard Cartoon, LLC for the period October 4, 2001 to February 28, 2002. The Company expects to continue to utilize such support and services as needed through the restructuring process.

         Thomas Eppich, Chief Executive Officer between June 1, 2000 and June 15, 2001 was employed by Jay Alix and Associates, a business that the Company retained to provide financial and accounting assistance between June 1, 2000 and June 19, 2001. In addition to amounts paid for Mr. Eppich's services, the Company was billed $1,855,000 and $1,839,000 for such services for 2001 and 2000, respectively.

11. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                           2001              2000             1999
         Numerator:
            Loss before extraordinary item........................     $(142,764,000)   $ (87,955,000)    $ (52,943,000)
            Extraordinary item....................................                --               --        (7,750,000)
                                                                       -------------    -------------     -------------
                  Net loss........................................     $(142,764,000)   $ (87,955,000)    $ (60,693,000)
                                                                        =============   =============     =============

         Denominator:
            Denominator for basic and diluted loss per share--
               weighted-average shares............................        28,350,000       28,186,000        27,222,000
                                                                       =============    =============     =============

         Basic and diluted loss per share:
            Loss before extraordinary item........................     $       (5.04)   $       (3.12)    $       (1.95)
            Extraordinary item....................................                --               --              (.28)
                                                                       -------------    -------------     -------------
                  Net loss........................................     $       (5.04)   $       (3.12)    $       (2.23)
                                                                        =============   =============     =============

         The computation of diluted EPS as calculated above did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

12.      COMMITMENTS AND CONTINGENCIES

         Sixteen of the Company's hotels are subject to long-term ground leases, parking and other leases expiring from 2002 through 2075 which provide for minimum payments as well as incentive rent payments. In addition, most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. For the years ended December 31, 2001, 2000 and 1999, lease expense for the noncancellable ground, parking and other leases was approximately $3,683,000, $3,646,000 and $3,400,000 respectively.

         At December 31, 2001, the future minimum commitments for noncancellable ground, parking and other leases were as follows:

                                                                                              (IN THOUSANDS)
         2002...........................................................................       $     3,337
         2003...........................................................................             2,913
         2004...........................................................................             2,337
         2005...........................................................................             2,333
         2006...........................................................................             2,299
         Thereafter.....................................................................            67,575
                                                                                               -----------
                                                                                               $    80,794
                                                                                               ===========

         The Company has entered into license agreement with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have five to ten years remaining on the term. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements totaled approximately $28,584,000, $34,904,000 and $31,833,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

         The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $4,509,000, $5,473,000 and $5,026,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Company is contingently liable in respect to four (4) irrevocable letters of credit totaling $8.2 million issued as guarantees to Zurich Insurance Company and Safeco Insurance Company of America. The letters of credit expire in the third and fourth quarters of 2002 but may require renewal beyond those dates. Included in the letters of credit of $8.2 million is $750,000 issued against the DIP facility.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In August 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company has paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims.

         On October 13, 2000, Winegardner & Hammons, Inc. ("WH") filed an arbitration claim against the Company claiming breach of contract relating to a January 4, 1992 contract. WH claimed entitlement to profit participation relating to the sale of certain hotel properties by an affiliate and predecessor of the Company. The Company settled this matter by paying WH $100,000.

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company believes that it has valid defenses to this matter.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

13. EMPLOYEE BENEFIT PLANS AND STOCK OPTION PLAN

         The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 2001, 2000 and 1999, was approximately $269,000, $503,000, $580,000 respectively.

         The Company adopted the 401(k) plan for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k) plan, subject to certain conditions, with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 2001, 2000 and 1999 was $410,000, $505,000 and $549,000 respectively. The 401(k) plan does not require a contribution by the Company.

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

         In addition, in June 2001 and October 2000, each non-employee director was awarded an option to acquire 5,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted under the Company's Non-Employee Directors' Stock Plan.

         On December 18, 1998, the Company re-priced its options. See discussion of impact of accounting pronouncement related to stock option repricings in Note 1.

         Presented below is a summary of the stock option plan activity for the years shown:

                                                                                                        WEIGHTED AVERAGE
                                                                                             OPTIONS     EXERCISE PRICE
         Balance, December 31, 1998.................................................        2,369,900         $5.80
              Granted...............................................................          690,000          5.42
              Exercised.............................................................          (30,000)         4.00
              Forfeited.............................................................         (425,900)         5.72
                                                                                          -----------
         Balance, December 31, 1999.................................................        2,604,000          4.14
              Granted...............................................................           60,000          3.39
              Exercised.............................................................               --            --

              Forfeited.............................................................         (528,900)         5.98
                                                                                          -----------
         Balance, December 31, 2000.................................................        2,135,100         $5.56
              Granted...............................................................        2,500,000(1)       0.90
              Exercised.............................................................               --            --
              Forfeited.............................................................       (3,130,500)(1)     $2.01
                                                                                          -----------
         Balance, December 31, 2001.................................................       1,504,600          $5.44
                                                                                          ==========

------------

(1) Includes 2 million options granted to and forfeited by Thomas Arasi during 2001 and does not include 1,000,000 options granted to Mr. Hawthorne, which were never issued and which expired on the Company's bankruptcy filing.

         Options exercisable and the weighted average exercise price of these options at December 31, 2001, 2000 and 1999 were, 1,341,200 and $5.21, 1,664,100 and $5.45 and 1,118,420 and $5.58 respectively.

         The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                    WEIGHTED AVERAGE WEIGHTED AVERAGE                   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                NUMBER       REMAINING LIFE   EXERCISE PRICE         NUMBER      EXERCISE PRICE
------------------------                ------       --------------   --------------         ------      --------------
                                                         (YEARS)
   $0.69 to 1.50.................          55,000            9              0.73               25,000        $ 0.74
    1.51 to 2.50.................              --           --                --                   --            --
    2.51 to 3.50.................              --           --                --                   --            --
    3.51 to 4.50.................         307,500        2 yrs              4.00              301,500          3.99
    4.51 to 5.50.................         415,000        7 yrs              5.00              406,000          5.00
    5.51 to 6.50.................         712,100        5 yrs              6.14              602,700          6.14
    6.51 to 7.13.................          15,000        7 yrs              6.88                6,000          6.88
                                      -----------                                         -----------
   $0.69 to 7.13.................       1,504,600        5 yrs             $5.19            1,341,200         $5.21
                                      ===========                                         ===========

         The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital. Also at December 31, 2001, there were 112,500 Stock Appreciation Rights exercisable at $6.13 per right.

         Had compensation cost of the Company's Stock Option Plan been recognized under SFAS 123, based on the fair market value at grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:

                                                                                      2001         2000          1999
                                                                                              (IN THOUSANDS,
                                                                                          EXCEPT PER SHARE DATA)
         Loss before extraordinary item:
              As reported....................................................     $  (142,764) $   (87,955) $   (52,943)
              Pro forma......................................................        (144,745)     (91,048)     (56,546)
         Net loss:
              As reported....................................................        (142,764)     (87,955)     (60,693)
              Pro forma......................................................        (144,745)     (91,048)     (64,296)

         Loss per common share:
         Loss before extraordinary item:
              As reported....................................................     $    (5.04)  $     (3.12) $     (1.95)
              Pro forma......................................................          (5.11)        (3.23)       (2.08)
         Net loss:
              As reported....................................................          (5.04)        (3.12)       (2.23)
              Pro forma......................................................          (5.11)        (3.23)       (2.36)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2001, 2000 and 1999:

                                                                                      2001         2000          1999

         Expected life of option.............................................         5yrs         5 yrs        5 yrs
         Risk free interest rate.............................................        4.56%          6.7%         6.3%
         Expected volatility.................................................       81.60%         47.4%        45.3%
         Expected dividend yield.............................................           --            --           --

         The fair values of options granted during 2001, 2000 and 1999 are as follows:

                                                                                      2001         2000          1999
         Weighted average fair value of options granted......................       $ 0.50       $    1.70    $    2.61
         Total number of options granted (in thousands)......................           55(1)           60          690
         Total fair value of all options granted (in thousands)..............       $27.50       $   102.1    $ 1,802.1

------------
(1)      Amount is net of forfeitures.

14. SIGNIFICANT FOURTH QUARTER EVENTS

         2001

         As more fully discussed in Note 3, on December 20, 2001, the Company filed for bankruptcy under Chapter 11. In connection with its bankruptcy petition, the Company determined that 29 of its hotels were significantly overleveraged. As a result, the Company determined that it no longer controlled the ability to hold these assets for a period sufficient for the estimated future undiscounted cash flows on the use of these properties to cover the carrying value of those assets. Therefore, the Company recorded an impairment charge of $69.0 million to reduce the carrying value of those hotels to the outstanding debt on those hotels.

         1999

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

         The charges and adjustments described in the preceding paragraphs had a material effect on the Company's financial statements for the year ended December 31, 1999. The following is a summary of these charges and adjustments:

                                                                                                        (IN THOUSANDS)
         Impairment of long-lived assets.........................................................         $    37,977
         Write-off of goodwill...................................................................              20,748
         Other expenses (included in general, administrative and other operating expenses in the
              statement of operations)...........................................................              12,470
         Severance...............................................................................                 500

         Asset Impairment. In connection with the adoption of a strategy to reduce its non-core hotel portfolio, the Company identified 26 hotels which were designated held for sale. In accordance with the requirements of SFAS 121 the Company had recorded a non-cash charge of $38.0 million to reduce the carrying value of these assets to estimated fair value, net of estimated selling costs. For this purpose fair value was determined to be the amount a willing buyer would pay a willing seller for the individual assets in a current transaction that is other than a forced or liquidation sale.

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

         Included in general, administrative and other operating expenses in the statement of operations are $12.5 million of unusual expenses as described following:

         Accounting, Systems and Merger Integration. During the fourth quarter, the Company incurred substantial incremental fees and expenses primarily related to the final phase of integration of accounting systems from legacy systems used by Servico and Impac to the financial systems used by Lodgian. The total amount either incurred or accrued at December 31, 1999, including severance and a significant provision for increased professional fees, approximated $6.4 million. This amount also includes expenses associated with ensuring compliance in the "Y2K" matter.

         Litigation Costs. At December 31, 1999, the Company accrued litigation costs to be incurred related to several legal matters. Additionally, the Company incurred other litigation settlement charges during 1999. The aggregate litigation costs either incurred or accrued for these matters aggregated approximately $2.7 million for 1999.

         Audit Matters. During the fourth quarter an unclaimed property audit was initiated by the State of Florida. Additionally, several audits of the Company's compliance with ERISA requirements were in various stages of completion. The provision recorded in the fourth quarter for these and other audit matters was approximately $1.3 million.

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

15. SEVERANCE AND RESTRUCTURING

         Severance and restructuring charges were $2.3 million in 2001 and $1.5 million in 2000. The charge for 2001 related principally to senior level management changes during 2001. In addition, during 2001, the Company, in an effort to reduce expenses, instituted a plan to reduce hotel level employees and to eliminate certain positions at the corporate office. As part of this plan, the equivalent of over 1,600 full time employees were expected to be terminated at the hotels while 47 employees were terminated at the Corporate office. Approximately 1,800 full time equivalents were terminated under the plan. In 2001, the Company recognized a charge of approximately $0.8 million to implement this plan. All of this charge related to salary and benefits of the terminated employees. As of December 31, 2001, all but $83,000 had been paid. The corporate component of this charge, $0.8 million for the year is reflected in severance and restructuring expenses on the Statement of Operations while the hotel level component is reflected in direct operating expenses and in general, administrative and other expenses. The 2000 charges related to a plan instituted in June 2000 to close four of the Company's six regional offices, close the Company's reservation center located in Baton Rouge, Louisiana and eliminate certain positions in the corporate office. Approximately 65 employees were terminated in this restructuring. The Company recognized a charge of approximately $1.5 million to implement this plan. Of the $1.5 million charge, approximately $1.3 million was related to salary and benefits of the terminated employees and $.2 million related to the costs of closing the physical regional offices and the reservation center. These costs were paid in 2000. In connection with the Merger, Servico incurred approximately $3.4 million of expenses in 1998 primarily associated with the closing and relocation of Servico's corporate headquarters and termination and relocation of certain Servico employees. Severance expenses in 1999 were $0.5 million.

         On February 9, 2001, Mr. Cole and the Company entered into a Separation Agreement. On this date, Mr. Cole, with the Company's consent, resigned his position as President and Chief Executive Officer and continued as a non-officer employee through March 2, 2001. Mr. Cole received a severance payment of $750,000 in full settlement of all amounts due Mr. Cole by reason of the termination of his employment agreement. During the period March 3, 2001 to March 31, 2002, Mr. Cole will provide transition assistance and strategic and financial advisory services to Lodgian. Mr. Cole received $750,000 for his consulting services.

16. SHAREHOLDERS RIGHTS PLAN

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

17. SUPPLEMENTAL GUARANTOR INFORMATION

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

         As discussed in Note 14 during the fourth quarter of 1999, the Company recorded charges to the respective Parent, Subsidiary Guarantors and Non-Guarantor Subsidiaries financial statements. However, net charges of $580,000 were recorded at Lodgian's Management Company, which is part of the Non-Guarantor Subsidiaries financial statements because the Company does not have sufficient information to allocate these net charges to specific subsidiaries. The Company considers these net amounts to be immaterial to the financial statements herein.

         The following supplemental consolidating financial statements present balance sheets as of December 31, 2001 and 2000 and statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999. In the consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2001

                                                                                     SUBSIDIARY   NON-GUARANTOR     TOTAL
                                                        PARENT        GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                       ---------      ---------     ------------  -------------  -------------
                                                                                  (IN THOUSANDS)
                            ASSETS
Current assets:
     Cash and cash equivalents ...................     $       6      $   6,550      $   7,451      $      --      $  14,007
     Cash, restricted ............................            --             --          3,218             --          3,218
     Accounts receivable, net of allowances ......            --          5,921          6,568             --         12,489
     Inventories .................................            --          3,320          3,903             --          7,223
     Prepaid expenses and other current assets ...            --            143          6,141             --          6,284
                                                       ---------      ---------      ---------      ---------      ---------
            Total current assets .................             6         15,934         27,281             --         43,221
Property and equipment, net ......................            --        532,163        381,805             --        913,968
Deposits for capital expenditures ................            --             91         15,722             --         15,813
Investment in consolidated entities ..............      (361,752)            --             --        361,752             --
Due from (to) affiliates .........................       556,300       (247,346)      (308,954)            --             --
Other assets, net ................................            --          1,122          1,238             --          2,360
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 194,554      $ 301,964      $ 117,092      $ 361,752      $ 975,362
                                                       =========      =========      =========      =========      =========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities Not Subject to Compromise:
Current liabilities:
      Accounts payable ...........................            $-      $     280      $   2,426      $      --      $   2,706
      Accrued interest ...........................            --             --          1,192             --          1,192
      Other accrued liabilities ..................            --          4,837         24,948             --         29,785
      Advance deposits ...........................            --            896            875             --          1,771
      Current portion of long-term debt and
         capital lease obligations ...............            --             --          7,717             --          7,717
                                                       ---------      ---------      ---------      ---------      ---------
            Total current liabilities ............            --          6,013         37,158             --         43,171
  Other long-term debt and capital
     lease obligations ...........................            --             --          7,652             --          7,652
Liabilities Subject to Compromise ................       199,256        428,528        298,110             --        925,894
Minority interests - other .......................            --             --          5,326             --          5,326
Commitments and contingencies
Stockholders' (deficit) equity:
       Common stock ..............................           284             33            448           (481)           284
       Additional paid-in capital ................       263,320         22,619        (46,924)        24,305        263,320
       Accumulated deficit .......................      (268,306)      (153,250)      (184,678)       337,928       (268,306)
       Accumulated other comprehensive loss ......            --         (1,979)            --             --         (1,979)
                                                       ---------      ---------      ---------      ---------      ---------
             Total stockholders' (deficit) equity.        (4,702)      (132,577)      (231,154)       361,752         (6,681)
                                                       ---------      ---------      ---------      ---------      ---------
                                                       $ 194,554      $ 301,964      $ 117,092      $ 361,752      $ 975,362
                                                       =========      =========      =========      =========      =========



                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2000


                                                                    SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                       PARENT       GUARANTORS     SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                      ---------     ----------    -------------   ------------      -----------
                                                                                 (IN THOUSANDS)
                    ASSETS

Current assets:
     Cash and cash equivalents                        $       6      $  20,653      $     343      $        --      $    21,002
     Cash, restricted                                        --             --          2,237               --            2,237
     Accounts receivable, net of allowances                  --          8,031         12,593               --           20,624
     Inventories                                             --          3,609          4,196               --            7,805
     Prepaid expenses and other current assets               --            110          5,548               --            5,658
                                                      ---------      ---------      ---------      -----------      -----------
            Total current assets                              6         32,403         24,917               --           57,326

Property and equipment, net                                  --        553,941        505,107               --        1,059,048
Deposits for capital expenditures                            --            917         13,088               --           14,005
Investment in consolidated entities                    (210,629)            --             --          210,629               --
Due from (to) affiliates                                530,018       (231,804)      (298,214)              --               --
Other assets, net                                         5,052         16,501          8,412               --           29,965
                                                      ---------      ---------      ---------      -----------      -----------
                                                      $ 324,447      $ 371,958      $ 253,310      $   210,629      $ 1,160,344
                                                      =========      =========      =========      ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                $      --      $   9,107      $  15,981      $        --      $    25,088
      Accrued interest                                       --         15,200          1,595               --           16,795
      Other accrued liabilities                              --          9,095         28,108               --           37,203
      Advance deposits                                       --            855            999               --            1,854
      Current portion of long-term obligations               --         67,190         12,653               --           79,843
                                                      ---------      ---------      ---------      -----------      -----------
            Total current liabilities                        --        101,447         59,336               --          160,783

Long-term obligations, less current portion               2,038        355,185        316,815               --          674,038
Deferred income taxes                                        --             --             --               --               --
Minority interests:
      Preferred redeemable securities (including
       related accrued interest)                        184,349             --             --               --          184,349
      Other                                                  --             --          4,294               --            4,294
                                                      ---------      ---------      ---------      -----------      -----------
           Total  liabilities                           186,387        456,632        380,445               --        1,023,464
                                                      ---------      ---------      ---------      -----------      -----------

Commitments and contingencies                                --             --             --               --               --

Stockholders' equity:
       Common stock                                         282             33            446             (479)             282
       Additional paid-in capital                       263,320         22,619        (46,924)          24,305          263,320
       Accumulated deficit                             (125,542)      (106,146)       (80,657)         186,803         (125,542)
       Accumulated other comprehensive loss                  --         (1,180)            --               --           (1,180)
                                                      ---------      ---------      ---------      -----------      -----------
             Total stockholders' equity (deficit)       138,060        (84,674)      (127,135)         210,629          136,880
                                                      ---------      ---------      ---------      -----------      -----------

                                                      $ 324,447      $ 371,958      $ 253,310      $   210,629      $ 1,160,344
                                                      =========      =========      =========      ===========      ===========

                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                                              SUBSIDIARY   NON-GUARANTOR     TOTAL
                                                     PARENT     GUARANTORS   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ---------     ---------     ---------     ---------     ---------
                                                                            (IN THOUSANDS)

Revenues:
  Rooms .......................................    $      --     $ 160,698     $ 168,154     $      --     $ 328,852
  Food and beverage ...........................           --        48,962        49,612            --        98,574
  Other .......................................           --         9,600        10,530            --        20,130
                                                   ---------     ---------     ---------     ---------     ---------
Total revenue .................................           --       219,260       228,296            --       447,556
                                                   ---------     ---------     ---------     ---------     ---------

Operating expenses:
 Direct:
    Rooms .....................................           --        44,645        46,770            --        91,415
    Food and beverage .........................           --        35,114        35,551            --        70,665
    Other .....................................           --         5,962         6,240            --        12,202
General, administrative and other .............           --        84,585       107,941            --       192,526
Depreciation and amortization .................           --        30,630        31,915            --        62,545
Impairment of long-lived assets ...............           --        (5,022)       72,362            --        67,340
Severance and restructuring  expenses .........           --            --         2,309            --         2,309
                                                   ---------     ---------     ---------     ---------     ---------
            Total operating expenses ..........           --       195,914       303,088            --       499,002
                                                   ---------     ---------     ---------     ---------     ---------
                                                          --        23,346       (74,792)           --       (51,446)

Other income (expenses):
  Interest income and other ...................           --            --           709            --           709
  Interest expense ............................           --       (48,089)      (27,237)           --       (75,326)
  (Loss) gain on asset dispositions ...........           --          (576)       24,551            --        23,975
  Equity in losses of consolidated subsidiaries     (139,935)           --            --       139,935            --
Minority interests:
  Preferred redeemable securities .............           --            --       (12,869)           --       (12,869)
  Other .......................................           --          (152)          190            --            38
                                                   ---------     ---------     ---------     ---------     ---------
Loss before income taxes and
  reorganization items ........................     (139,935)      (25,471)      (89,448)      139,935      (114,919)
Reorganization items: .........................           --
 Write-off of deferred financing costs ........           --       (13,143)       (8,374)           --       (21,517)
 Other reorganization items ...................           --            --        (3,499)           --        (3,499)
                                                   ---------     ---------     ---------     ---------     ---------
Loss  before income taxes .....................     (139,935)      (38,614)     (101,321)      139,935      (139,935)
Provision  for income taxes ...................       (2,829)         (129)       (2,700)        2,829        (2,829)
                                                   ---------     ---------     ---------     ---------     ---------
Net loss ......................................    $(142,764)    $ (38,743)    $(104,021)    $ 142,764     $(142,764)
                                                   =========     =========     =========     =========     =========

                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000


                                                                    SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                       PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      ---------     ----------    -------------   ------------   ------------
                                                                                (IN THOUSANDS)

Revenues:
   Rooms ........................................     $      --      $ 189,963      $ 232,512      $      --      $ 422,475
   Food and beverage ............................            --         56,898         74,435             --        131,333
   Other ........................................            --         10,904         16,185             --         27,089
                                                      ---------      ---------      ---------      ---------      ---------
                                                             --        257,765        323,132             --        580,897

Operating expenses:
   Direct:
     Rooms ......................................            --         54,366         64,793             --        119,159
     Food and beverage ..........................            --         41,175         53,775             --         94,950
     Other ......................................            --          7,634          9,195             --         16,829
   General, administrative and other ............            --         93,223        130,009             --        223,232
   Depreciation and amortization ................            --         26,530         38,264             --         64,794
   Impairment of long-lived assets ..............            --          3,576         57,112             --         60,688
   Write-off of goodwill ........................            --             --             --             --             --
   Severance and restructuring expenses .........            --             --          1,502             --          1,502
                                                      ---------      ---------      ---------      ---------      ---------
         Total operating expenses ...............            --        226,504        354,650             --        581,154
                                                      ---------      ---------      ---------      ---------      ---------
                                                             --         31,261        (31,518)            --           (257)
Other income (expenses):
   Interest income and other ....................            --             --          1,458             --          1,458
   Interest expense .............................            --        (56,308)       (40,998)            --        (97,306)
   Interest hedge break fee .....................            --         (4,294)            --         (4,294)
   Acquisition termination fees .................            --             --         (3,500)            --         (3,500)
   Gain (loss) on asset dispositions ............            --            459           (161)            --            298
   Equity in loss of consolidated subsidiaries ..      (116,678)            --             --        116,678             --
Minority interests:
   Preferred redeemable securities ..............            --             --        (12,412)            --        (12,412)
   Other ........................................            --             --           (665)            --           (665)
                                                      ---------      ---------      ---------      ---------      ---------
Loss before income taxes ........................      (116,678)       (24,588)       (92,090)       116,678       (116,678)
Benefit for income taxes ........................       (28,723)        (8,360)       (20,363)        28,723        (28,723)
                                                      ---------      ---------      ---------      ---------      ---------
       Net loss .................................     $ (87,955)     $ (16,228)     $ (71,727)     $  87,955      $ (87,955)
                                                      =========      =========      =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                                      SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                        PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ------        ----------     ------------    ------------   ------------
                                                                                  (IN THOUSANDS)

Revenues:
   Rooms ........................................      $      --       $ 195,863       $ 228,667       $      --       $ 424,530
   Food and beverage ............................             --          61,353          78,121              --         139,474
   Other ........................................             --          12,501          15,915              --          28,416
                                                       ---------       ---------       ---------       ---------       ---------
                                                              --         269,717         322,703              --         592,420
Operating expenses:
   Direct:
     Rooms ......................................             --          52,839          61,751              --         114,590
     Food and beverage ..........................             --          44,260          57,785              --         102,045
     Other ......................................             --           8,351           8,961              --          17,312
   General, administrative and other ............             --          96,128         127,728              --         223,856
   Depreciation and amortization ................             --          25,560          33,757              --          59,317
   Impairment of long-lived assets ..............             --          26,428          11,549              --          37,977
   Write-off of goodwill ........................             --              --          20,748              --          20,748
   Severance and restructuring expenses .........             --              --             500              --             500
                                                       ---------       ---------       ---------       ---------       ---------
         Total operating expenses ...............             --         253,566         322,779              --         576,345
                                                       ---------       ---------       ---------       ---------       ---------
                                                              --          16,151             (76)             --          16,075

Other income (expenses):
   Interest income and other ....................             --              --           1,579              --           1,579
   Interest expense .............................             --         (36,939)        (40,470)             --         (77,409)
   Gain on asset dispositions ...................             --              --           1,242              --           1,242
   Equity in loss of consolidated subsidiaries ..        (73,037)             --              --          73,037              --
Minority interests:
   Preferred redeemable securities ..............             --              --         (13,224)             --         (13,224)
   Other ........................................             --              --          (1,300)             --          (1,300)
                                                       ---------       ---------       ---------       ---------       ---------
Loss before income taxes and extraordinary
   Item .........................................        (73,037)        (20,788)        (52,249)         73,037         (73,037)
Benefit for income taxes ........................         20,094           8,066          12,028         (20,094)         20,094
                                                       ---------       ---------       ---------       ---------       ---------
Loss before extraordinary item ..................        (52,943)        (12,722)        (40,221)         52,943         (52,943)
Extraordinary item, net of tax ..................         (7,750)         (6,543)         (1,207)          7,750          (7,750)
                                                       ---------       ---------       ---------       ---------       ---------
         Net loss ...............................      $ (60,693)      $ (19,265)      $ (41,428)      $  60,693       $ (60,693)
                                                       =========       =========       =========       =========       =========

                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001


                                                                     PARENT AND     SUBSIDIARY    NON-GUARANTOR       TOTAL
                                                                    ELIMINATIONS    GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                                    ------------    ----------    -------------    ------------
                                                                                         (IN THOUSANDS)

Operating activities:
 Net loss ......................................................      $     --       $ (38,743)      $(104,021)      $(142,764)
 Adjustments to reconcile net loss to net cash
 provided by  (used in) operating activities:
  Depreciation and amortization ................................            --          30,630          31,915          62,545
  Impairment of long-lived assets ..............................            --          (5,022)         72,362          67,340
  Minority interests ...........................................        12,831             152            (152)         12,831
  401 (k) plan contributions ...................................             2               0               2
  Loss (gain) on sale of assets ................................            --             576         (24,551)        (23,975)
  Write-offs and amortization of deferred financing costs ......         5,052          15,804           5,417          26,273
  Other ........................................................            38          (3,214)          3,737             561
 Changes in operating assets and liabilities:
  Accounts receivable ..........................................            --           2,110           6,025           8,135
  Inventories ..................................................            --             289             293             582
  Prepaid expenses and other assets ............................            --             (33)         (1,574)         (1,607)
  Accounts payable .............................................            --           3,824          (1,547)          2,277
  Accrued liabilities ..........................................            --          (1,682)         (1,136)         (2,818)
  Advance deposits .............................................            --              41            (124)            (83)
                                                                      --------       ---------       ---------       ---------
Net cash provided by  (used in) operating activities ...........        17,923           4,732         (13,356)          9,299
                                                                      --------       ---------       ---------       ---------
Investing activities:
  Capital improvements, net ....................................            --         (13,999)        (14,845)        (28,844)
  Proceeds from sale of assets, net ............................            --          12,181          55,729          67,910
  Net withdrawals (deposits)  for capital expenditures .........            --             826          (2,634)         (1,808)
                                                                                                     ---------       ---------
  Net cash  (used in) provided by investing activities .........            --            (992)         38,250          37,258
                                                                                                     ---------       ---------
Financing activities:
  Proceeds from borrowings on working capital revolver .........            --          21,000              --          21,000
  Proceeds (paid to) received from related parties .............       (17,923)          7,181          10,742              --
  Principal payments on long-term obligations ..................            --         (30,426)        (28,528)        (58,954)
  Principal payments on working capital revolver ...............            --         (15,000)             --         (15,000)
  Payments of deferred loan costs ..............................            --            (598)             --            (598)
                                                                      --------       ---------       ---------       ---------
  Net cash  used in  financing activities ......................       (17,923)        (17,843)        (17,786)        (53,552)
                                                                      --------       ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents ...........            --         (14,103)          7,108          (6,995)
Cash and cash equivalents at beginning of period ...............             6          20,653             343          21,002
                                                                      --------       ---------       ---------       ---------
Cash and cash equivalents at end of period .....................      $      6       $   6,550       $   7,451       $  14,007
                                                                      ========       =========       =========       =========

                         LODGIAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000


                                                                      PARENT AND     SUBSIDIARY    NON-GUARANTOR      TOTAL
                                                                     ELIMINATIONS    GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                                                     ------------    ----------    ------------    ------------
                                                                                  (IN THOUSANDS)

Operating activities:
   Net loss .....................................................      $     --       $(16,228)      $ (71,727)      $ (87,955)
   Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
     Depreciation and amortization ..............................            --         26,530          38,264          64,794
     Impairment of long-lived assets ............................            --          3,576          57,112          60,688
     Deferred income tax benefits ...............................       (30,063)            --              --         (30,063)
     Minority interests--other ..................................            --             --          10,014          10,014
     401(k) plan contributions ..................................           505             --              --             505
     Compensation in stock issued to directors ..................            56             --              --              56
     Equity in income of unconsolidated entities ................           (84)            --              --             (84)
     (Gain) loss on sale of assets ..............................            --           (459)            161            (298)
     Amortization of deferred loan fees .........................            --          3,272           2,382           5,654
     Other ......................................................           457           (403)         (3,574)         (3,520)
     Changes in operating assets and liabilities
       Accounts receivable ......................................            --            226           5,670           5,896
       Inventories ..............................................            --            507             878           1,385
       Prepaids and other assets.................................          (496)           (46)          1,555           1,013
       Accounts payable .........................................            --         (2,182)         (1,317)         (3,499)
       Accrued liabilities ......................................            --          6,303          (8,007)         (1,704)
       Advance deposits .........................................            --           (233)           (297)           (530)
                                                                       --------       --------       ---------       ---------
         Net cash (used in) provided by operating
           activities ...........................................       (29,625)        20,863          31,114          22,352
Investing activities:
   Capital improvements, net ....................................            --        (50,123)        (28,593)        (78,716)
   Proceeds from sale of assets and withdrawals
     (deposits) for capital expenditures ........................            --         74,814         128,525         203,339
                                                                       --------       --------       ---------       ---------
         Net cash provided by investing activities ..............            --         24,691          99,932         124,623
Financing activities:
   Proceeds from issuance of long-term obligations ..............            --         30,000           2,326          32,326
   Proceeds received from (paid to) related parties .............        29,572        (14,653)        (14,919)             --
   Principal payments of long-term obligations ..................            --        (48,758)       (120,110)       (168,868)
   Payments of deferred loan costs ..............................            --         (1,400)         (1,900)         (3,300)
   Distributions to minority interests ..........................            --             --            (775)           (775)
                                                                       --------       --------       ---------       ---------
         Net cash provided by (used in) financing
           activities ...........................................        29,572        (34,811)       (135,378)       (140,617)
                                                                       --------       --------       ---------       ---------
Net (decrease) increase in cash and cash equivalents ............           (53)        10,743          (4,332)          6,358
Cash and cash equivalents at beginning of period ................            59          9,910           4,675          14,644
                                                                       --------       --------       ---------       ---------
Cash and cash equivalents at end of period ......................      $      6       $ 20,653       $     343       $  21,002
                                                                       ========       ========       =========       =========

                         LODGIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                    PARENT AND      SUBSIDIARY    NON-GUARANTOR       TOTAL
                                                                   ELIMINATIONS     GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                                                   ------------     ----------    -------------   ------------
                                                                                    (IN THOUSANDS)

Operating activities:
   Net loss ....................................................      $     --       $ (19,265)      $(41,428)      $ (60,693)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization .............................            --          25,560         33,757          59,317
     Impairment of long-lived assets ...........................            --          26,428         11,549          37,977
     Write-off of goodwill .....................................            --              --         20,748          20,748
     Loss on extinguishment of indebtedness ....................            --              --         12,664          12,664
     Deferred income tax benefits ..............................       (25,008)             --             --         (25,008)
     Minority interests--other .................................            --              --          1,300           1,300
     401(k) plan contributions .................................           549              --             --             549
     Compensation in stock issued to directors .................            98              --             --              98
     Equity in income of unconsolidated entities ...............            --              --           (278)           (278)
     Gain on sale of assets ....................................            --              --         (1,242)         (1,242)
     Amortization of deferred loan fees ........................            --           4,346          2,897           7,243
     Changes in operating assets and liabilities:
       Accounts receivable .....................................            --            (978)           (44)         (1,022)
       Inventories .............................................            --          (1,074)         1,147              73
       Prepaid expenses and other assets .......................           (84)         30,671           (125)         30,462
       Accounts payable ........................................          (132)        (19,349)        (3,440)        (22,921)
       Accrued liabilities .....................................            --           6,238          3,101           9,339
       Advance deposits ........................................            --            (950)          (465)         (1,415)
                                                                      --------       ---------       --------       ---------
Net cash (used in)
  provided by operating activities .............................       (24,577)         51,627         40,141          67,191
Investing activities:
   Acquisitions of property and equipment ......................            --              --         (1,929)         (1,929)
   Capital improvements, net ...................................            --        (101,768)       (17,157)       (118,925)
   Purchase of minority interests ..............................            --              --        (10,200)        (10,200)
   Proceeds from sale of assets and withdrawals
     (deposits) for capital expenditures .......................            --            (551)        40,648          40,097
                                                                      --------       ---------       --------       ---------
         Net cash (used in) provided by investing
           activities ..........................................            --        (102,319)        11,362         (90,957)
Financing activities:
   Proceeds from issuance of long-term obligations .............            --         452,600         34,921         487,521
   Proceeds from issuance of common stock ......................           120              --             --             120
   Proceeds received from (paid to) related parties ............        26,901          34,234        (61,135)             --
   Principal payments of long-term obligations .................        (4,033)       (416,010)       (28,177)       (448,220)
   Payments of deferred loan costs .............................            --         (17,362)        (1,117)        (18,479)
   Distributions to minority interests .........................            --              --         (1,717)         (1,717)
                                                                      --------       ---------       --------       ---------
         Net cash provided by (used in) financing
           activities ..........................................        22,988          53,462        (57,225)         19,225
                                                                      --------       ---------       --------       ---------
Net (decrease) increase in cash and cash equivalents ...........        (1,589)          2,770         (5,722)         (4,541)
Cash and cash equivalents at beginning of period ...............         1,648           7,140         10,397          19,185
                                                                      --------       ---------       --------       ---------
Cash and cash equivalents at end of period .....................      $     59       $   9,910       $  4,675       $  14,644
                                                                      ========       =========       ========       =========

18. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

         In the opinion of management, the 1999 internal control weaknesses discussed in Note 14 existed during the first and second quarters of 2000 and to a lesser extent in the third quarter of 2000. These internal control weaknesses caused a significant delay in preparing the Company's Form 10-Q's. The Company's March 31, 2000 and June 30, 2000 Form 10-Q's were filed on December 15, 2000 and the September 30, 2000 Form 10-Q was filed January 10, 2001. The Company has committed substantial resources to mitigate the previously identified control weaknesses including contracting with outside consulting accountants to ensure the Company has the corporate financial personnel needed to provide reasonable assurances that it can comply with the record keeping and internal control requirements applicable to SEC registrants. Management believes these efforts have enabled the Company to produce reliable interim and annual financial statements since the end of 2000. The Company implemented a plan that enabled it to timely comply with the financial statement reporting requirements applicable to SEC registrants beginning with its 2000 Annual Report on Form 10-K and, in management's opinion, has substantially developed and implemented an adequate control environment as of this date. As part of this plan, during the third and fourth quarters of 2000, the Company implemented the following action steps: (i) developed and implemented numerous new controls and policies, (ii) implemented a process to insure that material transactions are recorded on a timely basis, (iii) implemented an account closing process so that all material accounts are reconciled and reviewed on a timely basis and (iv) reorganized and changed personnel in the accounting and finance functions to improve the accuracy and timeliness of the financial accounting processes. The Company believes the implementation of this plan has allowed it to timely comply with the financial statement reporting requirements applicable to SEC registrants.

         The following table summarizes unaudited financial data:

                                                      FIRST              SECOND              THIRD                FOURTH
                                                     QUARTER             QUARTER             QUARTER             QUARTER
                                                    ---------           ---------           ---------           ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2001
Revenues .................................          $ 114,773           $ 125,897           $ 111,374           $  95,512
Operating expenses (1) ...................            114,427             115,796             107,964             160,815
Income (loss) before income taxes ........                844             (11,802)            (18,204)           (110,773)
Net loss .................................             (1,856)            (11,802)            (18,333)           (110,773)
Loss per share, basic and diluted:
         Net loss ........................              (0.07)              (0.42)              (0.64)              (3.91)

---------
(1) Operating expenses include impairment of long-lived asset charges, (in thousands) of $565, $4,000, $2,270 and $60,505 in the first, second, third and fourth quarters, respectively.

                                                            FIRST              SECOND              THIRD             FOURTH
                                                           QUARTER             QUARTER            QUARTER            QUARTER
                                                          ---------           ---------           --------          ---------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2000
Revenues .......................................          $ 138,435           $ 161,123           $155,204          $ 126,135
Operating expenses(1) ..........................            136,919             193,073            123,145            127,933
(Loss) income before income taxes ..............            (25,519)            (60,891)               802            (31,070)
Net (loss) income ..............................            (16,842)            (40,188)               527            (31,452)
(Loss) earnings per share, basic and diluted:
         Net (loss) income .....................              (0.60)              (1.43)              0.02              (1.11)

---------
(1) Operating expenses include impairment of long-lived asset charges (recapture) of (in thousands) $9,613, $56,549, $(10,712) and $5,238, in the first, second, third and fourth quarters, respectively.

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

NAME                                               AGE        POSITION WITH LODGIAN

DIRECTORS WHOSE TERMS EXPIRE IN 2002:

     Peter R. Tyson                                55         Director
     Joseph C. Calabro                             50         Director and Chairman of the Office of the
                                                              Chairman of the Board

DIRECTORS WHOSE TERMS EXPIRE IN 2003:

     John M. Lang                                  47         Director and Member of the Office of the
                                                              Chairman of the Board

DIRECTORS WHOSE TERMS EXPIRE IN 2004:

     Robert S. Cole                                40         Director
     Richard H. Weiner                             52         Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

     David Hawthorne                               51         Chief Executive Officer and President
     Michael Amaral                                44         Senior Vice President of Operations
     Richard Cartoon                               52         Executive  Vice  President  and  Chief  Financial Officer

         DAVID HAWTHORNE has been Chief Executive Officer and President of the Company since November 1, 2001. Between 1996 and 2001, Mr. Hawthorne held positions with Tower Records, a Sacramento based Company, Premier Cruise Lines and Alliance Entertainment Corporation. During this period, he also led a redevelopment effort in the downtown areas of Central Florida which resulted in the purchase and renovation of 13 historic buildings. Between 1990 and 1996, Mr. Hawthorne was the Chairman and CEO of Servico, Inc., the predecessor of Lodgian. Prior to joining Servico, Mr. Hawthorne held positions with Kendavis Holding Company in Texas, was a consultant at Zolfo, Cooper and Co., in New York, a consulting firm and worked with Gardinier, Inc. in Tampa, a French owned phosphate miner and producer of phosphate products.

         RICHARD CARTOON was appointed Executive Vice President and Chief Financial Officer on November 13, 2001. A member of the Georgia State Society of Certified Public Accountants and of the Institute of Chartered Accountants (S.A.), Mr. Cartoon is the President of Richard Cartoon LLC, a firm which provides advisory services to companies undergoing change. The firm of Richard Cartoon LLC is currently providing advisory services to Lodgian while the Company is in Chapter 11. Between 1986 and 1989, Mr. Cartoon served as Senior Manager and from 1989 to 1999 as partner with Ernst & Young's Restructuring and Reorganization Group.

         MICHAEL AMARAL was appointed Senior Vice President of Operations of Lodgian on November 13, 2001. Mr. Amaral brings over 20 years of hospitality experience to his position. Prior to his appointment he was the Vice President of Operations for the Company's Eastern Region, a position he held since December 1998. Between August 1990 and December 1998, Mr. Amaral was employed by Servico Inc. where he held the position of Regional Vice President of the Pittsburg Region. Prior to joining Servico, Mr. Amaral held other senior positions within the hospitality industry including general manager of Atlantic Hospitality and Director of Operations of Prime Motor Inns Fairfield in New Jersey, where he also served as general manager.

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

         ROBERT S. COLE has been a director of Lodgian since the Merger. He was Chief Executive Officer and President of the Company from the Merger until February 9, 2001. Between 1990 and the date of the Merger, Mr. Cole was the President of Impac and its predecessors and affiliates. Mr. Cole is currently the Chief Executive Officer of Hospitality Ventures, LLC. Prior to that time, Mr. Cole held a variety of general manager positions in hotels throughout the United States.

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

         A. Director Compensation

         Lodgian pays non-executive Board members a $24,000 total annual retainer, as well as fees of $1,500 per board meeting, $1,000 per board committee meeting, and $500 per telephonic board or board committee meeting. This amount is payable in either cash or stock of the Company or a combination of both at the discretion of the Director. In addition, Mr. Joseph C. Calabro, in lieu of the normal annual retainer and per meeting fees, is receiving annual director compensation of $100,000 for services rendered to Lodgian in his capacity as Chairman of the Office of the Chairman of the Board. During 2001, Mr. Thomas Arasi as an executive officer of the Company, received no compensation for serving as a member of Lodgian's Board and Mr. Robert Cole received no compensation for being on the board for the period when he was an executive officer.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's executive officers other than the Chief Executive Officer for the three years ended December 31, 2001.

                                                                                            COMPENSATION
                                                          ANNUAL COMPENSATION                  AWARDS
                                                                                OTHER        SECURITIES
                                                                               ANNUAL        UNDERLYING         ALL OTHER
                                        YEAR     SALARY ($)    BONUS ($)  COMPENSATION ($)OPTIONS/SARS (8)   COMPENSATIONS
                                        ----     ----------    ---------  --------------------------------   --------------
David Hawthorne (1).................    2001         90,770     150,000         --                 --               --
     Chief Executive Officer and
     President

Richard Cartoon (2).................    2001        162,439          --         --                 --               --
     Executive Vice President and
     Chief Financial Officer

Michael Amaral (3)..................    2001        184,570      93,995         --             68,000               --
     Senior Vice President of
     Operations

Thomas Arasi 4).....................    2001        378,294     243,750         --                 --               --
     Former Chief Executive Officer and
     President

Robert S. Cole (5)..................    2001        832,564          --         --                 --          750,000
     Former Chief Executive Officer and 2000        302,349          --         --                 --               --
     President                          1999        293,524          --         --                 --               --


Karyn Marasco (6)...................    2001        302,358     220,610         --                 --               --
     Former Chief Operating Officer and 2000        284,840      75,000         --                 --               --
     Executive Vice President           1999        257,862     121,000         --                 --               --

Thomas Eppich (7)...................    2001        636,252          --         --                 --               --
     Former Chief Financial Officer     2000        582,327          --         --                 --               --


(1) Mr. Hawthorne's employment with the Company commenced on October 1, 2001 (as interim Chief Executive Officer and President with formal appointment on November 1, 2001).

(2) Mr. Cartoon's appointment with the Company began on October 4, 2001. The amount shown as salary represents fees charged by Richard Cartoon, LLC for the services of Richard Cartoon from October 4, 2001 to December 31, 2001.

(3) Mr. Amaral was appointed Senior Vice President of Operations on November 13, 2001.

(4) Mr. Arasi was Chief Executive Officer between February 9, 2001 and October 1, 2001.

(5) Mr. Cole served as Chief Executive Officer and President from December 11, 1998 to February 9, 2001. Salary information includes $82,564 in salary and $750,000 for consulting services. Other compensation represents severance payments made to Mr. Cole.

(6) Ms. Marasco's employment with Servico began in May 1997 and continued through the Merger. She resigned effective November 30, 2001.

(7) Mr. Thomas Eppich was Chief Financial Officer between June 1, 2000 and June 15, 2001. Salary information represents amounts paid to Jay Alix and Associates for services provided by Mr. Eppich.

(8) Represents the number of shares of common stock underlying the options/SARs.

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

         There were no stock option grants made during 2001 to the executive officers named in the "Summary Compensation Table". Accordingly, the table of "Stock Option Grants in Fiscal Year 2001" has not been included. Options granted to Mr. Thomas Arasi were all forfeited by him during 2001 and Mr. Hawthorne's options, which were never issued, all expired on the filing of bankruptcy.

         The following table sets forth certain summary information concerning exercised and unexercised stock options to purchase the Company's Common Stock as of March 15, 2002, under Lodgian's Stock Option Plan held by executive officers named in the "Summary Compensation Table."

                      STOCK OPTION EXERCISES IN FISCAL YEAR
                     2001 AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                                       OPTIONS/SARS HELD AT        THE-MONEY OPTIONS/SARS
NAME AND POSITION                         ACQUIRED ON     VALUE         FISCAL YEAR END(#)         AT FISCAL YEAR-END($)
                                                                        ------------------         ----------------------
DURING 2001 FISCAL YEAR                   EXERCISE(#)  REALIZED($) EXERCISABLE   UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
-----------------------                   -----------  ----------- -----------   -------------  -----------     -------------

Michael Amaral......................          --           --        65,000          3,000           --             --
     Senior Vice President
         of Operations

         C. Employment Agreements and Termination of Employment

Employment Agreements

         DAVID HAWTHORNE entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer as of November 1, 2001. This employment agreement is for an initial term of three years with a base salary of not less that $400,000. Annual increases are at the discretion of the Board of Directors. During the initial three year term Mr. Hawthorne is eligible to receive an annual bonus of up to 100% of base salary limited to 50% of base salary for any fiscal year in which the Executive is paid a reorganization bonus. The reorganization bonus will be paid to Mr. Hawthorne if during his employment with the Company or 180 days following the date of termination, the Company consummates a successful restructuring as further defined in the agreement. The reorganization bonus has been set at $900,000 if the Post Restructuring Equity Percentage is greater than 1% but not less than 10% on a fully diluted basis or $1,200,000 if the Restructuring Equity Percentage is 10% or more on a fully diluted basis. The remainder of the annual bonus will be determined based on the achievement of performance objectives that are mutually agreed to by the Board, the Compensation Committees of the Board of Directors and Mr. Hawthorne. Mr. Hawthorne receives paid health insurance, paid disability insurance, paid life insurance, a company car and is entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Hawthorne is entitled to a minimum of four weeks vacation annually. He was granted options to acquire 1,000,000 shares of Lodgian's Common Stock, which were to vest equally over a period of three years. However, in accordance with the employment agreement, the options terminated automatically upon the Company's commencement of bankruptcy proceedings. Mr. Hawthorne is also entitled to reimbursement of expenses in accordance with the Company's policy, payments in respect of temporary housing, living expenses for a period of six months from date of the Agreement and relocation expenses in the event the executive relocates to Atlanta. Mr. Hawthorne's employment agreement contains provisions for payments to him in the event of termination or change of control as described more fully under "Arrangements Regarding Termination of Employment and Change of Control".

         THOMAS ARASI entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer, as of February 9, 2001. This employment agreement was for an initial term of three years with a base salary of not less that $550,000. Annual increases were at the discretion of the Board of Directors. During the initial three year term Mr. Arasi was eligible to receive an annual bonus of up to 100% of base salary. During the first, second and third year of the employment period $325,000, $275,000 and $225,000, respectively, of the annual bonus was guaranteed and was to be paid quarterly. The remainder of the annual bonus was to be determined based on the achievement of performance objectives that were mutually agreed to by the Compensation Committees of the Board of Directors and Mr. Arasi. Mr. Arasi received paid health insurance, paid disability insurance, paid life insurance, a company car and was entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Arasi was entitled to a minimum of four weeks vacation annually. Mr. Arasi was granted options to acquire 2,000,000 shares of Lodgian's Common Stock, which were to vest equally over a period of four years. These options were all forfeited on Mr. Arasi's resignation. The term of the options was ten years. The exercise price of the options was derived from a formula that would have yielded an exercise price that was less than the fair market value of the stock on the date of grant. The options granted to Mr. Arasi were granted outside of the Company's Stock Option Plan. Mr. Arasi's employment agreement also contained provisions for payments to him in the event of termination or change of control.

         On October 1, 2001, Mr. Arasi resigned to pursue other opportunities. There are no claims outstanding as a result of Mr. Arasi's resignation.

         ROBERT COLE entered into an employment agreement with Lodgian relating to his employment as President and Chief Executive Officer, as of December 11, 1998. This employment agreement provided for a base salary subject to increases and bonuses, in each case, at the discretion of the Board of Directors. The base salary paid to Mr. Cole during 2001 was $82,564. Mr. Cole also received paid health insurance, paid disability insurance and was entitled to participate, to the extent eligible, under any benefit plans provided to other executives of Lodgian. Mr. Cole was entitled to a minimum of three weeks paid vacation annually.

         On February 9, 2001, Mr. Cole and Lodgian entered into a Separation Agreement. On this date, Mr. Cole, with the Company's consent, resigned his position as President and Chief Executive Officer and continued as a non-officer employee through March 2, 2001. Mr. Cole received a severance payment of $750,000 in full settlement of all amounts due Mr. Cole by reason of the termination of his employment agreement. During the period March 3, 2001 to March 31, 2002 Mr. Cole will provide transition assistance and strategic and financial advisory services to Lodgian. Mr. Cole received $750,000 for his consulting services. The Company and Mr. Cole released one another from all claims rising out of Mr. Cole's employment with the Company.

         KARYN MARASCO entered into a three-year employment agreement with Servico relating to her employment as Executive Vice President and Chief Operating Officer of Servico on May 2, 1997. On November 24, 1998, the agreement was extended for a period of one year and on July 28, 2000 was extended through September 2002. The employment agreement provided for a base salary of $257,862 subject to increases and bonuses at the discretion of the Board. Ms. Marasco was also entitled to receive the benefits offered other executive officers. Pursuant to the terms of her employment agreement, Ms. Marasco was granted options to acquire 50,000 shares of Lodgian Common Stock, with 10,000 of such shares vesting immediately and 10,000 vesting annually. The employment agreement was terminable upon 30 days notice but in the event Ms. Marasco was terminated other than "for Cause," as defined in the agreement, she would have been entitled to her base salary and benefits under the agreement for the greater of the unexpired term or one year.

         On November 1, 2001, Ms. Marasco resigned to pursue other opportunities. The resignation took effect on November 30, 2001.

Arrangements Regarding Termination of Employment and Changes of Control

         The employment agreement between Lodgian and Mr. Hawthorne provides that in the event the Executive's employment is terminated for cause, no obligations are payable by the Company other than the obligations to pay outstanding salary and benefits due through the date of termination.

         In the event of a change in control resulting from the Company's termination of Mr. Hawthorne's employment (other than for cause) or from a material diminution of the position, duties, benefits and other terms of the Executive's employment with the Company, lump sum cash payments are due to the Executive within one year of a change of control. The sum due would be the greater of one and one-half times the base salary in effect upon consummation of the change of control or the base salary in effect upon consummation of the change of control multiplied by the number of years remaining (including partial years) in the employment period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of Common Stock as of March 15, 2002, by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock as of March 15, 2002, (ii) each of the members of the Company's Board of Directors, (iii) each of the Company's current executive officers named in the "Summary Compensation Table" under "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                                                                     SHARES OF COMMON       PERCENT OF COMMON
NAME OF BENEFICIAL OWNER AND                                                               STOCK                  STOCK
ADDRESS OF 5% BENEFICIAL OWNER                                                    BENEFICIALLY OWNED (1) BENEFICIALLY OWNED (2)
------------------------------                                                    ---------------------- ----------------------
BENEFICIAL OWNERS OF 5% OR MORE
OF OUTSTANDING COMMON STOCK:

William J. Yung.................................................................        3,157,050(3)             10.9%
     201 Grandview Drive
     Fort Mitchell, KY 41017

Dimensional Fund Advisors.......................................................        1,565,800(4)              5.4%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401

DIRECTORS:
Thomas Arasi....................................................................           50,000                   *
Robert S. Cole..................................................................          572,843(5)              2.0%
Joseph C. Calabro...............................................................          288,224(6)                1%
John M. Lang....................................................................          383,061(7)              1.3%
Peter R. Tyson..................................................................           75,664(8)               *
Richard H. Weiner...............................................................           90,100(9)               *
NON DIRECTOR EXECUTIVE OFFICERS:
David Hawthorne.................................................................               --                  --
Mike Amaral.....................................................................          130,000(10)              *
Karyn Marasco...................................................................            2,700                  *
Richard Cartoon.................................................................               --                 --
All directors and executive officers as a group (ten persons)...................        1,592,592(11)             5.5%

---------------

*  Represents less than 1%

(1) This number does not include those shares of Lodgian to be distributed upon conversion of Servico shares and Impac units pursuant to the Merger which have as yet not been converted.

(2) Ownership percentages are based on 28,479,837 shares of Common Stock outstanding as of March 15, 2002 and options to purchase 360,000 shares of Common Stock currently exercisable by the named individual or group.

(3) William J. Yung filed a Schedule 13D/A dated October 15, 2001 with the Securities and Exchange Commission ("SEC") reporting beneficial ownership of 3,157,050 shares of Common Stock. Mr. Yung may be deemed to be the indirect beneficial owner of and have shared voting and dispositive power with respect to (i) the 1,563,350 Shares held by Edgecliff Holdings, LLC by virtue of his indirect control of Edgecliff Holdings, LLC and (ii) the 1,593,700 Shares held by Casuarina Cayman Holding, Ltd. by virtue of his direct control of Casaurina.

(4) Dimensional Fund Advisors filed a Schedule 13G/A dated February 12, 2002 with the SEC reporting ownership of 1,565,800 shares of Common Stock with sole voting and dispositive power with respect to such shares.

(5) Includes currently exercisable options to purchase 5,000 shares of Common Stock.

(6) Includes currently exercisable options to purchase 70,000 shares of Common Stock.

(7) The shares in this table above do not include: (i) shares beneficially held by ProTrust Properties IV, Ltd., ProTrust Properties V, Ltd., Hotel Investors, LP, and ProTrust Equity Growth Fund I, LP (collectively the "Entities"), from which, as of June 8, 1999, Mr. Lang resigned his position as manager, and the shares held by which were formerly deemed to be beneficially owned by him; and (iii) shares beneficially owned by Hotel Capital II, LLC, a limited liability company whose manager, with sole voting and dispositive power, is Robert H. Woods (a partner in Lang Capital Partners, LLC), with respect to which Mr. Lang is not a member or a manager, and does not have voting or dispositive power with respect to those shares; therefore, such shares are not included in Mr. Lang's beneficial ownership. Includes currently exercisable options to purchase 15,000 shares.

(8) Includes currently exercisable options to purchase 70,000 shares of Common Stock.

(9) Includes currently exercisable options to purchase 70,000 shares of Common Stock.

(10) Represents currently exercisable options to purchase 130,000 shares of Common Stock.

(11) Includes currently exercisable options to purchase 360,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following parties have direct or indirect material interest in transactions with the Company since the beginning of its most recently completed fiscal year and such transactions are described below.

         Robert Cole, a member of the Board of Directors was a minority shareholder of Impac Hotel Development ("IHD"), which provided acquisition and property development services to Impac for a development fee of four percent of the total project cost of each property acquired or developed. Impac agreed to terminate this agreement prior to the consummation of the Merger so that Impac and its subsidiaries would have no further obligations under the agreement after the Merger other than the payment of up to a four percent development fee (not to exceed $2.5 million in the aggregate) in the event Lodgian acquired or developed any of the hotels or properties identified in the Merger Agreement as Impac's acquisition and development pipeline. During 1999, the Company paid $1.0 million in connection with this arrangement. Of this amount, Robert Cole received $225,000. No payments were made in 2001 or 2000 to IHD or Robert Cole under this agreement. The Company's obligation to make any future development fees was terminated in March 2001.

         Robert Cole, a member of the Board of Directors had been an 8% limited partner in the partnership that owns the Courtyard by Marriott in Tifton, Georgia since 1996. The Company previously managed this hotel in accordance with a management agreement, which provided that the Company be paid a base fee calculated as a percentage of gross revenues, an accounting services fee and an incentive management fee. The base fee was 3% of gross revenues and the incentive fee was a percentage of the amount by which gross operating profit exceeded a negotiated amount. The Company earned fees of $15,000, $71,400 and $69,300 during 2001, 2000, and 1999, respectively. The management agreement was terminated in March 2001.

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

         Richard Cartoon, the Company's Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon's services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon's services, which amounts are disclosed in Item 11 re Executive Compensation, the Company has been billed $220,000 for other support and services provided by associates of Richard Cartoon, LLC for the period October 4, 2001 through February 28, 2002. The Company expects to continue to utilize such support and services as needed through the restructuring process.

         Thomas Eppich, Chief Executive Officer between June 1, 2000 and June 15, 2001 was employed to Jay Alix and Associates, a business that the Company retained to provide financial and accounting assistance between June 1, 2000 and June 19, 2001. In addition to amounts paid for Mr. Eppich's services which amounts are disclosed in Item 11 re Executive Compensations, the Company was billed $1,855,000 and $1,839,000 for such services for 2001 and 2000, respectively.

         D. Compensation Committee Interlocks and Insider Participation

         During 2001, the following directors served on the Compensation Committee of the Board of Directors: John Lang, Peter R. Tyson and Richard H. Weiner. None of such persons is or has been an executive officer of the Company, and no interlocking relationships exist between any such person and the directors or executive officers of any other Company.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

         (a)      (1) Consolidated Financial Statements:

                  Report of Independent Public Accountants

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

         (b)      (2) Financial Statement Schedule:

                  All Schedules are omitted because they are not applicable or required information is shown in the consolidated financial statements or notes thereto.

         (c)      (3) Exhibits:

                  The information called for by this paragraph is contained in the Exhibits Index of this report, which is incorporated herein by reference.

         (d)      Reports on Form 8-K:

                  A report on Form 8-k was filed on March 28, 2001 relating to pro forma financial statements on the sale of ten hotels.

                  A report on Form 8-K was filed on January 2, 2002 relating to the voluntary filing of Lodgian Inc. and a number of its subsidiaries, for protection under Chapter 11 of the United States Bankruptcy Code in Federal Code in New York.

                                INDEX TO EXHIBITS

EXHIBIT
NO.                                                      DESCRIPTION
1.1         --    Purchase  Agreement,  dated  June 9,  1998,  by  Lodgian  Capital  Trust  I  and  NationsBanc
                  Montgomery Securities LLC.(h)

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

EXHIBIT
NO.                                                      DESCRIPTION
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

EXHIBIT
NO.                                                      DESCRIPTION
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

EXHIBIT
NO.                                                      DESCRIPTION
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

4.1.2       --    First  Supplemental  Indenture,  dated as of  September 13,  1999,  among  Lodgian  Financing
                  Corp.,  Lodgian,  Inc.,  the  subsidiary  guarantors  named  therein,  the  subsidiary of the
                  Company listed on Schedule A annexed thereto and Bankers Trust Company, as Trustee.(m)

4.2         --    Indenture,  dated as of June 17,  1998, between Servico,  Inc., Lodgian, Inc., and Wilmington
                  Trust Company, as Trustee.(a)

EXHIBIT
NO.                                                      DESCRIPTION
4.3         --    First Supplemental  Indenture,  dated as of June 17,  1998, between Servico,  Inc.,  Lodgian,
                  Inc., and Wilmington Trust Company, as Trustee.(a)

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

10.10       --    Form of Employment  Agreement,  dated as of  February 9,  2001 between the Lodgian,  Inc. and
                  Thomas Arasi.(m)

10.11       --    Form of Separation Agreement,  dated as of February 9,  2001 between Lodgian, Inc. and Robert
                  S. Cole.(m)

10.13       --    Voting Agreement,  dated as of March 20,  1998, between Servico, Inc., and Certain Members of
                  Impac.(c)

10.14       --    Voting  Agreement,  dated as of March 20,  1998,  between  Servico,  Inc.,  and Certain Other
                  Members of Impac.(c)

EXHIBIT
NO.                                                      DESCRIPTION
10.15       --    Credit Agreement,  dated as of July 23,  1999, among Lodgian Financing Corp., Lodgian,  Inc.,
                  Impac Hotel Group, LLC, Servico,  Inc., and other affiliate  guarantors party thereto and the initial  lenders and initial  issuing bank named therein and Morgan Stanley  Senior  Funding,
                  Inc., as  Administrative  Agent and Collateral  Agent,  and Morgan  Stanley  Senior  Funding,
                  Inc.,  as  Co-Lead  Arranger  and  Joint-Book  Manager  and  Syndication  Agent,  and  Lehman
                  Brothers, Inc., as Co-Lead Arranger and Joint-Book Manager.(f)

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

10.18.3     --    Limited  Guaranty and Indemnity  Agreement,  dated  December 8,  1998,  by Lodgian,  Inc., in favor of Banc One Capital Funding Corporation.(f)

10.19.1     --    Loan  Agreement,  dated  December 8,  1998,  between  Lodgian AMI, Inc., and Banc One Capital
                  Funding Corporation (relating to Holiday Inn--Lancaster East).(f)

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

10.19.3     --    Limited  Guaranty and Indemnity  Agreement,  dated  December 8,  1998,  by Lodgian,  Inc., in favor of Banc One Capital Funding Corporation.(f)

10.20.1     --    Loan  Agreement,  dated  December 8,  1998,  between  Lodgian AMI, Inc., and Banc One Capital
                  Funding Corporation (relating to Holiday Inn--International Airport).(f)

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

EXHIBIT
NO.                                                      DESCRIPTION
10.21.2     --    Mortgage  Note in the  amount  of $16.84  million,  dated as of  July 18,  1996,  by  Servico
                  Council Bluffs,  Inc.,  Servico West Des Moines,  Inc.,  Servico Omaha,  Inc.,  Servico Omaha
                  Central,   Inc.,  and  Servico   Wichita,   Inc.,  in  favor  of  GMAC  Commercial   Mortgage
                  Corporation.(f)

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

10.27.1     --    Loan  Agreement,  dated  December 8,  1998,  between  Lodgian AMI, Inc., and Banc One Capital
                  Funding Corporation (relating to Holiday Inn--Glen Burnie).(f)

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

10.27.3     --    Limited  Guaranty and Indemnity  Agreement,  dated  December 8,  1998,  by Lodgian,  Inc., in favor of Banc One Capital Funding Corporation.(f)

10.28.1     --    Loan  Agreement,  dated  December 8,  1998,  between  Lodgian AMI, Inc., and Banc One Capital
                  Funding Corporation (relating to Holiday Inn--Inner Harbor).(f)

EXHIBIT
NO.                                                      DESCRIPTION
10.28.2     --    Guaranty and Indemnity Agreement,  dated December 8,  1998, by Servico Concord, Inc., Penmoco
                  Inc.,  and  Island  Motel   Enterprises,   Inc.,  in  favor  of  Banc  One  Capital   Funding
                  Corporation.(f)

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

10.31       --    Employment  Agreement  dated November 1, 2001 between  Lodgian,  Inc. and David E. Hawthorne.
                  (l)

10.32       --    Amendment  No. 2 To The  Credit  Agreement  And  Amendment  No. 1 To The  Security  Agreement
                  (referred to herein as "this  Amendment")  among Lodgian  Financing Corp.  (the  "Borrower"),
                  Lodgian,  Inc. (the  "Parent"),  Impac Hotel Group,  LLC,  Servico Inc., the other  Affiliate
                  Guarantors  and Grantors  party  hereto,  the Lenders and Issuing Bank named  herein,  Morgan
                  Stanley Senior Funding,  Inc., as Administrative  Agent and Collateral Agent,  Morgan Stanley
                  Senior Funding,  Inc., as Co-Lead Arranger,  Joint-Book Manager and Syndication Agent, Lehman
                  Brothers Inc., as Co-Lead Arranger,  Joint-Book  Manager and Lehman Commercial Paper Inc., as
                  Documentation Agent.

10.33       --    Forbearance  Agreement  dated as of October  17,  2001 with  respect to the Credit  Agreement dated July 23, 1999 (as heretofore  amended,  the "Credit Agreement") among Lodgian Financing
                  Corp.  (the  "Borrower"),  Lodgian,  Inc.  (the  "Parent"),  Impac Hotel Group LLC,  Servico,
                  Inc.,  the affiliate  Guarantors  party  thereto,  the Lenders party thereto (the  "Lender"),
                  Morgan Stanley Senior Funding,  Inc., as Administrative Agent (the  "Administrative  Agent"),
                  Collateral  Agent,  Co-Lead  Arranger,  Joint Book  Manager  and  Syndication  Agent,  Lehman
                  Brothers Inc., as Co-Lead  Arranger and Joint Book Manager and Lehman  Commercial Paper Inc.,
                  as Documentation Agent (collectively with the Administrative Agent, the "Agents").

10.34       --    Forbearance  Agreement  dated as of November  14, 2001 with  respect to the Credit  Agreement dated July 23, 1999 (as amended,  the "Credit  Agreement") among Lodgian Financing Corp. (the
                  "Borrower"),  Lodgian,  Inc.  (the  "Parent"),  Impac Hotel  Group LLC,  Servico,  Inc.,  the
                  affiliate  Guarantors  party  thereto,  the Lenders  party  thereto (the  "Lenders"),  Morgan
                  Stanley  Senior  Funding  Inc.,  as  Administrative  Agent  (the   "Administrative   Agent"),
                  Collateral  Agent,  Co-Lead  Arranger,  Joint Book  Manager  and  Syndication  Agent,  Lehman
                  Brothers Inc., as Co-Lead  Arranger and Joint Book Manager and Lehman  Commercial Paper Inc.,
                  as Documentation Agent (collectively with the Administrative Agent, (the "Agents").

10.35       --    Form of  Voluntary  Petition  under  Chapter 11 of the U. S.  Bankruptcy  Code filed with the
                  United States  Bankruptcy  Court Southern  District of New York by Lodgian Inc. and 81 of its
                  subsidiaries.

10.36       --    Revolving  Credit  Agreement among Lodgian,  Inc., a debtor in possession under Chapter 11 of the Bankruptcy  Code as borrower and certain  subsidiaries of the borrower and Morgan Stanley
                  Senior Funding, Inc., as administrative agent and collateral agent dated December 31, 2001.


10.37       --    Final order authorizing debtors to use cash collateral in which certain mortgage lenders claim an interest.

10.38       --    Final order (i) authorizing debtors (A) to obtain post-petition financing and
                  (B) to utilize cash collateral and (ii) granting adequate protection to pre-petition secured parties.

10.39       --    Stipulation and Order among the debtors and JP Morgan Chase Bank as Successor
                  Indenture Trustee, providing for (i) limited use of cash  collateral and adequate protection and (ii) related relief.

10.40       --    Stipulation and order among the debtors and Crimi Mae Services, L.P. as special servicer, providing for (i) limited use of cash collateral and adequate protection and (ii) related relief (low leverage debtor).

10.41       --    Stipulation and order among debtors and Lennar Partners Inc. as special servicer, providing for (i) limited use of cash collateral and adequate protection and (ii)
                  related relief.

10.42       --    Agreed order regarding debtor's motion of entry of orders (i) authorizing the debtors-in-possession to (A) obtain post-petition financing, (B) grant liens and priority administrative expense claims status, (C) modify the automatic stay, and (D) enter into financing agreement; and (ii) approving the use of cash  collateral and granting  adequate protection regarding Nationwide loans.

10.43       --    Affidavit and disclosure statement of Richard Cartoon LLC in support of application to employ Richard Cartoon LLC as Chief Financial Officer.

12.1        --    Statement Regarding Computation of Earnings to Fixed Charges.(h)

21.1        --    Subsidiaries of Lodgian, Inc.(m)

23.1        --    Consent of Arthur Andersen LLP with respect to Form S-8 in respect of the Company's
                  401 (k) Plan.

23.2        --    Consent of Ernst & Young LLP with respect to Form S-8 in respect of the Company's
                  401(k) Plan.

99          --    Letter relating to Arthur Andersen LLP's representation.

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

(j) This exhibit is incorporated by reference to Servico's Form 8-K filed on September 17, 1998. (SEC File No. 001-11342)

(k) This exhibit is incorporated by reference to the Company's Form 10-Q dated March 31, 2000, filed on December 15, 2000. (SEC File No. 001-14537)

(l) This exhibit is incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001 (SEC File No. 0001-14537)

(m) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 (SEC file No. 001-14537)

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                        LODGIAN, INC.



                                        By: /s/ David E. Hawthorne
                                           ------------------------------------
                                                    David E. Hawthorne
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 29, 2002.

                    SIGNATURE                                                     TITLE


            /s/ David E. Hawthorne
----------------------------------------------                President and Chief Executive Officer
              David E. Hawthorne


             /s/ Richard Cartoon
----------------------------------------------                Executive  Vice  President  and  Chief  Financial Officer
                Richard Cartoon


            /s/ Joseph. C. Calabro
----------------------------------------------                Chairman of the Office of the Chairman
              Joseph. C. Calabro                              of the Board of Directors


              /s/ Robert S. Cole
----------------------------------------------                Director
                Robert S. Cole


                /s/ John Lang
----------------------------------------------                Director
                   John Lang


              /s/ Peter R. Tyson
----------------------------------------------                Director
                Peter R. Tyson


            /s/ Richard H. Weiner
----------------------------------------------                Director
               Richard H. Weiner