Form 10-Q
period 2002-03-31
LODGIAN INC
filed 2002-05-15
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


CLASS                                    OUTSTANDING AS OF MAY 7, 2002
-----------------------------            ---------------------------------------
Common                                                      28,479,837

         This filing includes unaudited condensed consolidated financial statements which have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews since the Company was unable to obtain these services from its previous auditors, Arthur Andersen LLP. The unaudited condensed consolidated financial statements, included herein, will be reviewed by independent public accountants consecutively with the Form 10-Q for the quarter ended June 30, 2002 (due to be released on August 14, 2002).

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            Page
                                                                                            ----


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
        and December 31, 2001 ....................................................           1

        Condensed Consolidated Statements of Operations for the
        Three Months Ended March 31, 2002 and 2001 (unaudited) ...................           2

        Condensed Consolidated Statements of Stockholders' Equity
        for the Three Months Ended March 31, 2002 (unaudited) and
        for the
        Year Ended December 31, 2001 .............................................           3

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2002 and 2001 (unaudited) ...................           4

        Notes to Condensed Consolidated Financial Statements (unaudited) .........           5


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ................................................          19

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............          27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ........................................................          28

Item 2. Changes in Securities ....................................................          28

Item 6. Exhibits and Reports on Form 8-K .........................................          29

Signatures .......................................................................          30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31, 2002     December 31, 2001
                                                                                   (UNAUDITED)
                                                                                 --------------     -----------------
                                                                                            (IN THOUSANDS,
                                                                                          EXCEPT SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents ..............................................          $  18,337           $  14,007
  Cash, restricted .......................................................              6,341               3,218
  Accounts receivable, net of allowances .................................             16,289              12,489
  Inventories ............................................................              7,235               7,223
  Prepaid expenses and other current assets ..............................              6,444               6,284
                                                                                    ---------           ---------
      Total current assets ...............................................             54,646              43,221
Property and equipment, net ..............................................            903,379             913,968
Deposits for capital expenditures ........................................             17,059              15,813
Other assets, net ........................................................              2,353               2,360
                                                                                    ---------           ---------
                                                                                    $ 977,437           $ 975,362
                                                                                    =========           =========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise
  Current liabilities:
    Accounts payable .....................................................          $  10,916           $   2,706
    Accrued interest .....................................................              3,586               1,192
    Other accrued liabilities ............................................             34,703              29,785
    Advance deposits .....................................................              3,189               1,771
    Current portion of long-term debt and capital lease obligations ......              3,951               7,717
                                                                                    ---------           ---------
    Total current liabilities ............................................             56,345              43,171
  Other long-term debt and capital lease obligations .....................              7,770               7,652
Liabilities Subject to Compromise ........................................            928,671             925,894
Minority interests .......................................................              5,796               5,326
Commitments and contingencies ............................................                 --                  --
Stockholders' deficit:
  Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837
    issued  and outstanding at March 31, 2002 and December 31, 2001 ......                284                 284
  Additional paid-in capital .............................................            263,320             263,320
  Accumulated deficit ....................................................           (282,736)           (268,306)
  Accumulated other comprehensive loss ...................................             (2,013)             (1,979)
                                                                                    ---------           ---------
      Total stockholders' deficit ........................................            (21,145)             (6,681)
                                                                                    ---------           ---------
                                                                                    $ 977,437           $ 975,362
                                                                                    =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months ended March 31,
                                                                         -----------------------------
                                                                            2002                2001
                                                                         ---------           ---------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                 (UNAUDITED)
Revenues:
   Rooms ......................................................          $  69,785           $  84,018
   Food and beverage ..........................................             20,531              25,202
   Other ......................................................              4,046               5,553
                                                                         ---------           ---------
                                                                            94,362             114,773
                                                                         ---------           ---------

 Operating expenses:
  Direct:
     Rooms ....................................................             19,800              24,108
     Food and beverage ........................................             15,374              18,663
     Other ....................................................              2,668               3,204
                                                                         ---------           ---------
                                                                            37,842              45,975
                                                                         ---------           ---------
       Gross contribution .....................................             56,520              68,798

 General, administrative and other ............................             41,815              51,480
 Depreciation and amortization ................................             14,263              15,657
 Impairment of long-lived assets ..............................                 --                 565
 Severance and restructuring expenses .........................                122                 750
                                                                         ---------           ---------
       Other operating expenses ...............................             56,200              68,452
                                                                         ---------           ---------
                                                                               320                 346

 Other income (expenses):
   Interest income and other ..................................                181                 266
   Interest expense ...........................................             (8,556)            (20,765)
  Gain on asset dispositions ..................................                 --              24,369
 Minority interests:
   Preferred redeemable securities ............................                 --              (3,226)
   Other ......................................................               (473)               (146)
                                                                         ---------           ---------
 (Loss) income before income taxes and reorganization items ...             (8,528)                844
  Reorganization items ........................................             (5,827)                 --
                                                                         ---------           ---------
 (Loss) income  before income taxes ...........................            (14,355)                844
 Provision  for income taxes ..................................                (75)             (2,700)
                                                                         ---------           ---------
 Net loss .....................................................          $ (14,430)          $  (1,856)
                                                                         =========           =========

Loss per common share - basic and diluted .....................          $   (0.51)          $   (0.07)
                                                                         =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                      ACCUMULATED
                                          COMMON STOCK             ADDITIONAL                            OTHER            TOTAL
                                  -------------------------          PAID-IN         ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                     SHARES         AMOUNT           CAPITAL           DEFICIT            LOSS           EQUITY
                                  -----------      --------        ----------        -----------     -------------    -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 2000 .     28,290,424      $    282         $ 263,320         $(125,542)        $(1,180)        $ 136,880
401(k) Plan contribution .....        189,413             2                                                                     2
Net loss .....................             --            --                --          (142,764)             --          (142,764)
Currency translation
   adjustments ...............             --            --                --                --            (799)             (799)
                                                                                                                        ---------
Comprehensive loss ...........                                                                                           (143,563)
                                  -----------      --------         ---------         ---------         -------         ---------
Balance at December 31, 2001 .     28,479,837           284           263,320          (268,306)         (1,979)           (6,681)
401(k) Plan contribution .....             --            --                --                                                  --
Net loss .....................             --                                           (14,430)                          (14,430)
Currency translation
   adjustments ...............             --                                                               (34)              (34)
                                                                                                                        ---------
Comprehensive loss ...........                                                                                            (14,464)
                                  -----------      --------         ---------         ---------         -------         ---------
Balance at March 31, 2002 ....     28,479,837      $    284         $ 263,320         $(282,736)        $(2,013)        $ (21,145)
                                  ===========      ========         =========         =========         =======         =========

The comprehensive loss for the three months ended March 31, 2001 was $2.5 million.

The data for the three months ended March 31, 2002 and 2001 is unaudited.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                    2002             2001
                                                               -------------     ---------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                         (UNAUDITED)

Operating activities:
  Net loss ...............................................        $(14,430)        $ (1,856)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ........................          14,263           15,657
    Impairment of long-lived assets ......................              --              565
    Minority interests ...................................             473            3,372
    Gain on sale of assets ...............................              --          (24,369)
    Other ................................................             103            1,153
    Changes in operating assets and liabilities:
        Accounts receivable ..............................          (3,800)          (1,261)
        Inventories ......................................             (12)              63
        Prepaid expenses and other assets ................          (3,283)            (810)
        Accounts payable .................................           8,054           (6,584)
        Accrued liabilities ..............................           6,429          (10,542)
        Advance deposits .................................           1,418            1,345
                                                                  --------         --------
Net cash provided by (used in) operating activities ......           9,215          (23,267)
                                                                  --------         --------
Investing activities:
  Capital improvements, net ..............................          (2,961)          (7,324)
  Proceeds from sale of assets, net ......................              --           58,826
  (Deposits) withdrawals for capital expenditures ........          (1,246)           1,423
                                                                  --------         --------
Net cash (used in) provided by investing activities ......          (4,207)          52,925
                                                                  --------         --------
Financing activities:
  Proceeds from borrowings on working capital revolver ...              --           16,000
  Principal payments on long-term obligations ............            (678)         (42,335)
  Principal payments on working capital revolver .........              --          (15,000)
                                                                  --------         --------
Net cash used in financing activities ....................            (678)         (41,335)
                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents .....           4,330          (11,677)
Cash and cash equivalents at beginning of period .........          14,007           21,002
                                                                  --------         --------
Cash and cash equivalents at end of period ...............        $ 18,337         $  9,325
                                                                  ========         ========

Supplemental cash flow information:
Cash paid during the period for:
  Interest, net of amount capitalized ....................        $  6,162         $ 26,057
                                                                  ========         ========
  Income taxes, net of refunds ...........................        $     --         $     --
                                                                  ========         ========
  Deferred stock compensation ............................        $     --         $    940
                                                                  ========         ========
Operating cash receipts and payments
 resulting from Chapter 11 proceedings:
 Interest received .......................................        $     39         $     --
 Professional fees paid ..................................          (2,690)              --
 Other reorganization payments ...........................            (163)              --
                                                                  --------         --------
                                                                  $ (2,814)        $     --
                                                                  ========         ========


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SAS 71 REVIEW

         The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews since the Company was unable to obtain these services from its previous auditors, Arthur Andersen LLP. The unaudited condensed consolidated financial statements, included herein, will be reviewed by independent public accountants consecutively with the Form 10-Q for the quarter ended June 30, 2002 (due to be released on August 14, 2002).

2.       GENERAL

         The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian exercises control (collectively "Lodgian" or the "Company"). Lodgian believes it has control of the joint ventures when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. One unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results for interim periods are not necessarily indicative of the results for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

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

3.       BANKRUPTCY FILING AND GOING CONCERN MATTERS

         On December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         As of March 31, 2002, all operating subsidiaries of the Company were included in the Chapter 11 Cases except for two subsidiaries each owning one hotel. However, on April 17, 2002, one additional

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
                                   (UNAUDITED)

operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345. The Chapter 11 Cases also exclude 65 non-operating subsidiaries of the Company. At March 31, 2002 and December 31, 2001, the assets and liabilities of the operating and non-operating subsidiaries excluded from the Chapter 11 cases are as follows (amounts in thousands):


                                  March 31, 2002        December 31, 2001
                                  --------------        -----------------
Assets                            $  13,341 (1)           $  13,357 (1)
Liabilities                       $ (28,275)(1)           $ (28,107)(1)

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

         The Company has received approval from the Bankruptcy Court to pay pre and post petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors have received debtor-in-possession financing (the "DIP Facility") of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtor to use the cash collateral of these lenders expires one year from the date of filing or on the effective date of the reorganization plan, whichever is earlier.

         As of May 14, 2002, the Debtors had not yet filed a plan of reorganization with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things: (i) the Company's ability to comply with the debtor-in-possession financing (DIP Facility) agreements, (ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and
(v) the Company's ability to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of a plan of


-------------------

1 Figures exclude New Orleans Airport Motel Associates LP which petitioned under Chapter 11 on April 17, 2002.

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

4.       ACCOUNTING DURING REORGANIZATION PROCEEDINGS

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

         Management believes that 29 of its hotels are significantly overleveraged in that the estimated fair value of these hotels does not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. With respect to the remaining 76 hotels that are currently in Chapter 11, management presently believes the value of these hotels exceeds the outstanding debt on these properties. Accordingly, with the approval of the Bankruptcy Court, the Company agreed to pay interest on these debts. However, while the Company is in Chapter 11, the value of these properties may be adversely affected by changes in the economy, changes in the hospitality industry, actions taken or that may be taken by the franchisors, and the Company's ability to obtain exit financing and achieve a consensual plan of reorganization. Furthermore, management believes the significant terms of these debts could also be compromised as a result of the Chapter 11 Cases. Accordingly, management classifies all of its secured debt as liabilities subject to compromise in the accompanying balance sheets at March 31, 2002 and December 31, 2001.

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

         The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of March 31, 2002 and December 31, 2001, are identified below: (amounts in thousands)

                                                                                        March 31,     December 31,
                                                                                          2002            2001
                                                                                        ---------     ------------
Long-term debt and capital lease obligations                                            $488,948        $485,774

Senior subordinated Notes (including related accrued interest)                           210,549         210,549

Minority interest - preferred redeemable securities (including related accrued           197,218         197,218
interest) - CRESTS

Accounts payable                                                                          23,185          22,698

Accrued liabilities (including accrued interest of  $1,027 at March 31, 2002 and           8,771           9,655
                                                                                        --------        --------
December 31, 2001)
                                                                                        $928,671        $925,894
                                                                                        ========        ========

Summary of Reorganization Items

         The results for the year ended March 31, 2002 include charges which relate to the reorganization process and the Chapter 11 Cases. The table below summarizes these reorganization charges (amounts in thousands):

   Legal and professional fees                           $5,664
   Other                                                    163
                                                         ------
                                                         $5,827
                                                         ======

5.       CASH, RESTRICTED

         Restricted cash as of March 31, 2002 comprises utility deposits of $1.0 million, property tax escrows of $2.5 million and cash generated from certain high leveraged properties of $2.8 million (restricted to expenditures on properties in the same lender pool).

6.       PROPERTY AND EQUIPMENT, NET

         The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144 and records impairment losses for assets held for use, where the estimated future undiscounted cash flows are insufficient to recover the carrying value of those assets. However, as a result of the filing of the Chapter 11 Cases, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of these assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize impairment losses in future periods.

         Based on this evaluation, the Company recorded no impairment losses for the first quarter of 2002 ($0.6 million for the first quarter of 2001). Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of FAS 121 (superceded on January 1, 2001 by SFAS 144) the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets. Also, during the fourth quarter of 2001, in connection with the bankruptcy petition, the Company also ceased marketing for sale, four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                -----------------------------------
                                                      2002                2001
                                                ---------------      --------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net loss                                            $ (14,430)          $ (1,856)
                                                    =========           ========

Denominator:
Denominator for basic and diluted earnings
per share-weighted-average shares                      28,480             28,290
                                                    =========           ========

Basic and diluted earnings per share:
Net loss                                            $   (0.51)          $  (0.07)
                                                    =========           ========


         The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

8. OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

         The Company received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility along with the rights of the debtors to use the cash collateral of these lenders expires one year from the filing or on the effective date of the reorganization plan, whichever is earlier.

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. As of May 14, 2002, the Company had not borrowed from the facility but had issued one letter of credit totaling $750,000 against it.

         In addition, the Company believes that the underlying collateral on certain of its debts is less than the principal obligation outstanding. Therefore, in accordance with SOP 90-7, the Company ceased accruing interest on these debts as well as the Senior Subordinated Notes and the CRESTS. Contractual interest not accrued between December 20, 2001 and March 31, 2002 amounted to $12.8 million ($11.4 million for the first quarter of 2002) including interest on the Senior Subordinated Notes and the CRESTS.

         Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a

60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which included the promissory notes discussed above and a $7.8 million first mortgage. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.8 million in exchange for payment by MHA of $0.2 million.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C. which was not included in the bankruptcy petition. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C., are recorded in liabilities subject to compromise in the balance sheets as of March 31, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petition for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Courts. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels. See Note 10 below.

9.       INCOME TAXES

         The Company recognized an income tax provision of $0.1 million for the first quarter 2002. This related primarily to provisions for state income taxes.

10.      COMMITMENTS AND CONTINGENCIES

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc. filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtor's petition under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. The Company has responded to this motion and believes it has valid defenses to this matter.

         The Company is contingently liable in respect to three pre-petition irrevocable letters of credit totaling $7.4 million issued as guarantees to Zurich Insurance Company and Safeco Insurance Company of America. The letters of credit expire in the third and fourth quarters of 2002 but may require renewal beyond those dates. Additionally, one letter of credit for $750,000 (expiring in the fourth quarter of 2002) was issued against the DIP Facility.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In August 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims.

         Thomas Arasi, the Company's former President and Chief Executive Officer, has asserted a claim against the Company under his employment agreement. Mr. Arasi alleges that he was terminated without cause and claims damages in the amount of $3.3 million plus other unspecified amounts. The Company disputes Mr. Arasi's claims and believes it has valid defenses to this matter.

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

11.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, SFAS 142 "Goodwill and other Intangible Assets" (effective for fiscal years beginning after December 15, 2001) was issued. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No.142 was adopted by the Company in the first quarter of 2002. The adoption had no impact on the Company's financial statements.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," (effective for fiscal periods commencing after June 15, 2002) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial statements.

         In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for fiscal periods commencing December 15, 2001) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when long-lived assets are to be considered as held for sale. The Company adopted SFAS 144 in the first quarter of 2002 and believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121. The adoption did not have a significant impact on the Company's financial statements. However, with the adoption of SFAS No. 144, the operating results of any real estate assets sold will now be included in discontinued operations in the statement of operations.

         In April 2002, SFAS 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS 145, among other factors, prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have an impact on previously issued financial statements of the Company. However, the adoption could impact the financial statements of subsequent periods.

12.      RELATED PARTY TRANSACTIONS

         On December 15, 2000, the Company sold a partially constructed hotel located in Richmond, Virginia to an entity controlled by a shareholder who is a 10.9% beneficial owner of the Company's common stock. The Company received net proceeds of approximately $12.3 million from the sale and recorded a loss on the sale of approximately $0.5 million. In addition, the Company entered into a separate management contract with the purchaser to provide construction management oversight until completion of the project. The project was completed in May 2001 and the final outstanding amount due under the Project ($1.2 million) was paid on May 3, 2002.

         Richard Cartoon, the Company's Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon's services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon's services, the Company was billed $185,000 for other support and services provided by associates of Richard Cartoon, LLC for the period January 1, 2002 to March 31, 2002. The Company expects to continue to utilize such support and services as needed through the restructuring process.

13.      SUPPLEMENTAL GUARANTOR INFORMATION

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

         The following supplemental condensed consolidating financial statements present balance sheets as of March 31, 2002 and December 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2002 and 2001. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002


                                                                        SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                                            PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------     ----------   --------------   ------------   ------------
                                                                                      (UNAUDITED)
                                                                                     (IN THOUSANDS)
                                                                  ASSETS
Current assets:
  Cash and cash equivalents .........................     $       6      $  14,055      $   4,276      $      --      $  18,337
  Cash, restricted ..................................            --             --          6,341             --          6,341
  Accounts receivable, net of allowances ............            --          7,783          8,506             --         16,289
  Inventories .......................................            --          3,318          3,917             --          7,235
  Prepaid expenses and other current assets .........            --            182          6,262             --          6,444
                                                          ---------      ---------      ---------      ---------      ---------
     Total current assets ...........................             6         25,338         29,302             --         54,646
Property and equipment, net .........................            --        526,183        377,196             --        903,379
Deposits for capital expenditures ...................            --             79         16,980             --         17,059
Investment in consolidated entities .................      (375,365)            --             --        375,365             --
Due from (to) affiliates ............................       555,483       (248,663)      (306,820)            --             --
Other assets, net ...................................            --          1,104          1,249             --          2,353
                                                          ---------      ---------      ---------      ---------      ---------
                                                          $ 180,124      $ 304,041      $ 117,907      $ 375,365      $ 977,437
                                                          =========      =========      =========      =========      =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ..................................     $      --        -$4,937      $   5,979      $      --      $  10,916
  Accrued interest ..................................            --             --          3,586             --          3,586
  Other accrued liabilities .........................            --          4,604         30,099             --         34,703
  Advance deposits ..................................            --          1,211          1,978             --          3,189
  Current portion of long-term debt and capital
    lease obligations ...............................            --             --          3,951             --          3,951
                                                          ---------      ---------      ---------      ---------      ---------
    Total current liabilities .......................            --         10,752         45,593             --         56,345
 Other long-term debt and capital lease obligations .            --             --          7,770                         7,770
Liabilities Subject to Compromise ...................       199,256        427,764        301,651                       928,671
Minority interests ..................................            --            554          5,242             --          5,796
Commitments and contingencies
Stockholders' (deficit) equity:
  Common stock ......................................           284             33            448           (481)           284
  Additional paid-in capital ........................       263,320         22,619        (46,924)        24,305        263,320
  Accumulated deficit ...............................      (282,736)      (155,668)      (195,873)       351,541       (282,736)
  Accumulated other comprehensive loss ..............            --         (2,013)            --             --         (2,013)
                                                          ---------      ---------      ---------      ---------      ---------
    Total stockholders'  (deficit) equity ...........       (19,132)      (135,029)      (242,349)       375,365        (21,145)
                                                          ---------      ---------      ---------      ---------      ---------
                                                          $ 180,124      $ 304,041      $ 117,907      $ 375,365      $ 977,437
                                                          =========      =========      =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                        SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                           PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------     ----------    -------------   ------------   ------------
                                                                                      IN THOUSANDS)

                                                                     ASSETS

Current assets:
  Cash and cash equivalents .........................     $       6      $   6,550      $   7,451      $      --      $  14,007
  Cash, restricted ..................................            --             --          3,218             --          3,218
  Accounts receivable, net of allowances ............            --          5,921          6,568             --         12,489
  Inventories .......................................            --          3,320          3,903             --          7,223
  Prepaid expenses and other current assets .........            --            143          6,141             --          6,284
                                                          ---------      ---------      ---------      ---------      ---------
     Total current assets ...........................             6         15,934         27,281             --         43,221
Property and equipment, net .........................            --        532,163        381,805             --        913,968
Deposits for capital expenditures ...................            --             91         15,722             --         15,813
Investment in consolidated entities .................      (361,752)            --             --        361,752             --
Due from (to) affiliates ............................       556,300       (247,346)      (308,954)            --             --
Other assets, net ...................................            --          1,122          1,238             --          2,360
                                                          ---------      ---------      ---------      ---------      ---------
                                                          $ 194,554      $ 301,964      $ 117,092      $ 361,752      $ 975,362
                                                          =========      =========      =========      =========      =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities Not Subject to Compromise:
Current liabilities:
  Accounts payable ..................................     $      --      $     280      $   2,426      $      --      $   2,706
  Accrued interest ..................................            --             --          1,192             --          1,192
  Other accrued liabilities .........................            --          4,837         24,948             --         29,785
  Advance deposits ..................................            --            896            875             --          1,771
  Current portion of long-term debt and capital
   lease obligations ................................            --             --          7,717             --          7,717
                                                          ---------      ---------      ---------      ---------      ---------
    Total current liabilities .......................            --          6,013         37,158             --         43,171
 Other long-term debt and capital lease obligations .            --             --          7,652             --          7,652
Liabilities Subject to Compromise ...................       199,256        428,528        298,110             --        925,894
Minority interests - other ..........................            --             --          5,326             --          5,326
Commitments and contingencies
Stockholders' (deficit) equity:
  Common stock ......................................           284             33            448           (481)           284
  Additional paid-in capital ........................       263,320         22,619        (46,924)        24,305        263,320
  Accumulated deficit ...............................      (268,306)      (153,250)      (184,678)       337,928       (268,306)
  Accumulated other comprehensive loss ..............            --         (1,979)            --             --         (1,979)
                                                          ---------      ---------      ---------      ---------      ---------
    Total stockholders' (deficit) equity ............        (4,702)      (132,577)      (231,154)       361,752         (6,681)
                                                          ---------      ---------      ---------      ---------      ---------
                                                          $ 194,554      $ 301,964      $ 117,092      $ 361,752      $ 975,362
                                                          =========      =========      =========      =========      =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002


                                                                         SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                            PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           --------       --------     -------------   ------------   ------------
                                                                                       (UNAUDITED)
                                                                                      (IN THOUSANDS)
Revenues:
  Rooms .............................................      $     --       $ 33,972       $ 35,813         $    --        $ 69,785
  Food and beverage .................................            --         10,270         10,261              --          20,531
  Other .............................................            --          1,945          2,101              --           4,046
                                                           --------       --------       --------         -------        --------
Total revenue .......................................            --         46,187         48,175              --          94,362
                                                           --------       --------       --------         -------        --------

Operating expenses:
 Direct:
    Rooms ...........................................            --          9,650         10,150              --          19,800
    Food and beverage ...............................            --          7,769          7,605              --          15,374
    Other ...........................................            --          1,213          1,455              --           2,668
                                                           --------       --------       --------         -------        --------
                                                                 --         18,632         19,210              --          37,842
                                                           --------       --------       --------         -------        --------
       Gross contribution ...........................            --         27,555         28,965              --          56,520

General, administrative and other ...................            --         19,276         22,539              --          41,815
Depreciation and amortization .......................            --          6,604          7,659              --          14,263
Severance and restructuring  expenses ...............            --             --            122              --             122
                                                           --------       --------       --------         -------        --------
            Other operating expenses ................            --         25,880         30,320              --          56,200
                                                           --------       --------       --------         -------        --------
                                                                 --          1,675         (1,355)             --             320

Other income (expenses):
  Interest income and other .........................            --             --            181              --             181
  Interest expense ..................................            --         (4,508)        (4,048)             --          (8,556)
  Equity in losses of consolidated subsidiaries .....       (14,355)            --             --          14,355              --
Minority interests ..................................            --           (402)           (71)             --            (473)
                                                           --------       --------       --------         -------        --------
Loss before income taxes and reorganization items ...       (14,355)        (3,235)        (5,293)         14,355          (8,528)
Reorganization items ................................            --             --         (5,827)             --          (5,827)
                                                           --------       --------       --------         -------        --------
Loss  before income taxes ...........................       (14,355)        (3,235)       (11,120)         14,355         (14,355)
Provision  for income taxes .........................           (75)            --            (75)             75             (75)
                                                           --------       --------       --------         -------        --------
Net loss ............................................      $(14,430)      $ (3,235)      $(11,195)        $14,430        $(14,430)
                                                           ========       ========       ========         =======        ========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2001


                                                                      SUBSIDIARY     NON-GUARANTOR                         TOTAL
                                                        PARENT        GUARANTORS     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                       --------       ----------     -------------    ------------     ------------
                                                                                      (UNAUDITED)
                                                                                     (IN THOUSANDS)
Revenues:
  Rooms ..........................................     $     --        $ 40,399-       $ 43,619        $      --        $  84,018
  Food and beverage ..............................           --          12,378          12,824               --           25,202
  Other ..........................................           --           2,541           3,012               --            5,553
                                                       --------        --------        --------        ---------        ---------
                                                             --          55,318          59,455               --          114,773
                                                       --------        --------        --------        ---------        ---------

Operating expenses:
 Direct:
    Rooms ........................................           --          11,565          12,543               --           24,108
    Food and beverage ............................           --           9,098           9,565               --           18,663
    Other ........................................           --           1,487           1,717               --            3,204
                                                       --------        --------        --------        ---------        ---------
                                                             --          22,150          23,825               --           45,975
                                                       --------        --------        --------        ---------        ---------
      Gross contribution .........................           --          33,168          35,630               --           68,798

General, administrative and other ................           --          22,469          29,011               --           51,480
Depreciation and amortization ....................           --           7,269           8,388               --           15,657
Impairment of long-lived assets ..................           --          (2,735)          3,300               --              565
Severance expenses ...............................           --              --             750               --              750
                                                       --------        --------        --------        ---------        ---------
        Other operating expenses .................           --          27,003          41,449               --           68,452
                                                       --------        --------        --------        ---------        ---------
                                                             --           6,165          (5,819)              --              346

Other income (expenses):
  Interest income and other ......................           --              --             266               --              266
  Interest expense ...............................           --         (13,034)         (7,731)              --          (20,765)
  Gain on asset dispositions .....................           --              20          24,349               --           24,369
  Equity in income of consolidated subsidiaries ..          844              --              --             (844)              --
Minority interests:
  Preferred redeemable securities ................           --              --          (3,226)              --           (3,226)
  Other ..........................................           --              --            (146)              --             (146)
                                                       --------        --------        --------        ---------        ---------
Income (loss) before income taxes ................          844          (6,849)          7,693             (844)             844
Provision for income taxes .......................       (2,700)             --          (2,700)           2,700           (2,700)
                                                       --------        --------        --------        ---------        ---------
        Net (loss) income ........................     $ (1,856)       $ (6,849)       $  4,993        $   1,856        $  (1,856)
                                                       ========        ========        ========        =========        =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                   PARENT AND    SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                                  ELIMINATIONS   GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                                  ------------   ----------     -------------     ------------
                                                                                      (UNAUDITED)
                                                                                    (IN THOUSANDS)
Operating activities:
 Net loss ................................................          $     -       $ (3,235)       $ (11,195)       $  (14,430)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization ..........................                -          6,604            7,659            14,263
  Minority interests .....................................                -            402               71               473
  Other ..................................................                -            166              (64)              103
 Changes in operating assets and liabilities:
  Accounts receivable ....................................                -         (1,862)          (1,938)           (3,800)
  Inventories ............................................                -              2              (14)              (12)
  Prepaid expenses and other assets ......................                -            (39)          (3,244)           (3,283)
  Accounts payable .......................................                -          4,657            3,397             8,054
  Accrued liabilities ....................................                -           (913)           7,342             6,429
  Advance deposits .......................................                -            315            1,103             1,418
                                                                    -------        -------        ---------        ----------
Net cash provided by operating activities ................                -          6,098            3,117             9,215
                                                                    -------        -------        ---------        ----------
Investing activities:
  Capital improvements, net ..............................                -           (738)          (2,222)           (2,961)
  Net withdrawals (deposits)  for capital expenditures ...                -             12           (1,258)           (1,246)
                                                                    -------        -------        ----------        ----------
  Net cash  used in investing activities .................                -           (726)          (3,480)           (4,207)
                                                                    -------        -------        ---------        ----------
Financing activities:
  Proceeds received from (paid to) related parties .......                -          2,134           (2,134)               --
  Principal payments on long-term obligations ............                -             --             (678)             (678)
                                                                    -------        -------        ---------        ----------
  Net cash  provided by (used in)  financing activities ..                -          2,134           (2,812)             (678)
                                                                    -------        -------        ---------        ----------
Net  increase (decrease) in cash and cash equivalents ....                -          7,505           (3,175)            4,330
Cash and cash equivalents at beginning of period .........                6          6,550            7,451            14,007
                                                                    -------        -------        ---------        ----------
Cash and cash equivalents at end of period ...............          $     6       $ 14,055        $   4,276        $   18,337
                                                                    =======        =======        =========        ==========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 2001


                                                                PARENT AND      SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                               ELIMINATIONS     GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                                               ------------     ----------     -------------    ------------
                                                                                       (UNAUDITED)
                                                                                      (IN THOUSANDS)
Operating activities:
 Net loss ................................................        $  --         $ (6,849)        $  4,993         $ (1,856)
 Adjustments to reconcile net loss to net cash
 provided by  (used in) operating activities:
  Depreciation and amortization ..........................           --            7,269            8,388           15,657
  Impairment of long-lived assets ........................           --           (2,735)           3,300              565
  Minority interests .....................................           --               --            3,372            3,372
  Gain on sale of assets .................................           --              (20)         (24,349)         (24,369)
  Other ..................................................          218              773              162            1,153
 Changes in operating assets and liabilities:
  Accounts receivable ....................................           --           (1,620)             359           (1,261)
  Inventories ............................................           --               70               (7)              63
  Other assets ...........................................           --               12             (822)            (810)
  Accounts payable .......................................           --           (1,106)          (5,478)          (6,584)
  Accrued liabilities ....................................           --              571          (11,113)         (10,542)
  Advance deposits .......................................           --           (7,274)           8,619            1,345
                                                                  -----         --------         --------         --------
Net cash provided by  (used in) operating activities .....          218          (10,909)         (12,576)         (23,267)
Investing activities:
  Capital improvements, net ..............................           --           (4,568)          (2,756)          (7,324)
  Proceeds from sale of assets, net ......................           --            3,153           55,673           58,826
  Net withdrawals  for capital expenditures ..............           --              402            1,021            1,423
                                                                  -----         --------         --------         --------
  Net cash provided by (used in) investing activities ....           --           (1,013)          53,938           52,925
Financing activities:
  Proceeds from borrowings on working capital revolver ...           --           16,000               --           16,000
  Proceeds received from (paid to) related parties .......         (218)          21,121          (20,903)              --
  Principal payments on long-term obligations ............           --          (18,775)         (23,560)         (42,335)
  Principal payments on working capital revolver .........           --          (15,000)              --          (15,000)
                                                                  -----         --------         --------         --------
  Net cash  (used in) provided by  financing activities ..         (218)           3,346          (44,463)         (41,335)
                                                                  -----         --------         --------         --------
Net (decrease) increase in cash and cash equivalents .....           --           (8,576)          (3,101)         (11,677)
Cash and cash equivalents at beginning of period .........            6           20,653              343           21,002
                                                                  -----         --------         --------         --------
Cash and cash equivalents at end of period ...............        $   6         $ 12,077         $ (2,758)        $  9,325
                                                                  =====         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 PROCEEDINGS

         As previously discussed in Note 3 to the Condensed Consolidated Financial Statements, on December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         As of March 31, 2002, all operating subsidiaries of the Company were included in the Chapter 11 Cases except for two subsidiaries each owning one hotel. However, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews since the Company was unable to obtain these services from its previous auditors, Arthur Andersen LLP. The unaudited condensed consolidated financial statements, included herein, will be reviewed by independent public accountants consecutively with the Form 10-Q for the quarter ended June 30, 2002 (due to be released on August 14, 2002).

         The Company's Consolidated Financial Statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) to generate sufficient cash from operations to meet its obligations.

         As a result of the filing of the Chapter 11 Cases and related circumstances, book values of assets may not be realized and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities, for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, the confirmation of a plan of reorganization could materially change the amounts reported in the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of the recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include management's expectations with respect to the Chapter 11 filing, statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may", "should", "expect", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

         - The impact of the Chapter 11 Cases and related circumstances which could materially reduce the reported amounts of assets and liabilities included in these condensed consolidated financial statements. Liabilities subject to compromise could increase as a result of negotiations, actions of the bankruptcy court, changes in the reported amounts of disputed claims, proof of claims and other events.

         - Risks associated with the Company's ability to maintain its existing franchise affiliations.

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

         Revenues. Revenues are composed of rooms revenues, food and beverage revenues and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service and use of meeting facilities.

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

         In addition, operating results for the first quarter of 2002 have been impacted by hotel dispositions. During the first quarter of 2001, the Company sold two hotel properties. Gross sales price of these two properties was $66.2 million.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's unaudited Condensed Consolidated Financial Statements set forth in "Item I. Financial Statements" included in this Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2002 ("FIRST QUARTER 2002") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001 ("FIRST QUARTER 2001")

REVENUES

         At March 31, 2002, the Company owned 105 hotels and had a minority interest in one hotel compared with 109 hotels owned and a minority interest in one hotel at March 31, 2001.

         Revenues for the Company were $94.4 million for the first quarter 2002, a 17.8% decrease compared to revenues of $114.8 million for the first quarter 2001. Of this $20.4 million decrease, approximately $4.6 million is a result of the sale of hotels. Revenues on a same unit basis, for hotels owned at the end of the first quarter 2002 were $94.4 million for the first quarter 2002 and $110.2 million for the first quarter 2001 (a decline of 14.3%). RevPAR, on a same unit basis, for hotels owned at the end of the first quarter 2002 declined by 13.9% compared with the first quarter 2001 as a result of a decline in occupancy of 7.4% as well as a decrease in average daily rates of 7.0%. Revenues and RevPar on the same unit basis for the first quarter 2002 were adversely impacted by a general decline in the industry, particularly in certain of the Company's markets. These factors were exacerbated by the events of September 11, 2001.

OPERATING EXPENSES

         Direct operating expenses for the Company were $37.8 million (40.1% of direct revenues) for the first quarter 2002 and $46.0 million (40.1% of direct revenues) for the first quarter 2001. This $8.2 million decrease was primarily attributable to the reduction in revenues offset by reduced operating margins in other direct revenue activities. Other direct revenues are comprised of revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses (which excludes reorganization items) were $41.8 million (44.3% of direct revenues) for the first quarter 2002 and $51.5 million (44.9% of direct revenues) for the first quarter 2001. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. The reductions were, however, offset by increases in certain property level expenses primarily property taxes. Property taxes increased due to higher property tax assessments in certain markets. General, administrative and other expenses also declined as a result of significant reductions in corporate overhead (excluding reorganization items). Corporate overhead (excluding reorganization items) decreased as a result of certain cost-reduction initiatives that were implemented at the corporate office. In addition, certain costs incurred during the first quarter of 2001 were eliminated during the latter part of 2001. These related mainly to professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company as well as to certain legal matters.

        Depreciation and amortization expense was $14.3 million in the first quarter 2002 and $15.7 million in the first quarter 2001. The $1.4 million decrease is primarily a result of a decrease in depreciation related to hotels sold and the asset impairment adjustments recorded in the fourth quarter of 2001.

         The company recorded no impairment charges for the first quarter 2002 and $0.6 million for the first quarter 2001. The Company's first quarter 2001 charge comprised $4.3 million related to revised estimates of fair value for properties held for sale and held for investment at March 31, 2001, net of a recapture of $3.7 million of impairment charges as one hotel previously held for sale was no longer being actively marketed for sale as of March 31, 2001.

         Severance and restructuring charges were $0.1 million for the first quarter 2002 and $0.8 million for the first quarter 2001. Both the first quarter 2002 and 2001 charges related to senior level management changes. As previously reported in the Company's Form 10-K for the year ended December 31, 2001, significant management changes occurred during 2001 and to a lesser extent during the first quarter of 2002.

OTHER INCOME AND EXPENSES

         Interest expense was $8.6 million in the first quarter 2002 and $20.8 million in the first quarter 2001. This decrease is partially attributable to a reduction in the level of debt and also to a decrease in the cost of debt. In addition, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, where the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded for the first quarter of 2002 (excluding interest on the CRESTs) approximated $8.0 million.

         Gain on asset dispositions was $24.4 million for the first quarter 2001. This related to the two hotels sold in the first quarter 2001 and represented the excess of the net proceeds of sale over the net book values of those assets.

         Minority interest expense was $0.5 million in the first quarter 2002 and $3.4 million in the first quarter 2001. This $2.9 million decrease is primarily due to the non-accrual of the CREST dividend. The Company ceased accruing interest on the CRESTs as these are considered to be unsecured debts of the Company. This reduction has been offset by an increase in other minority interests due to higher net income levels for those hotels which the Company co-owns with its third-party-minority equity partners.

         Reorganization items (mainly professional fees) were $5.8 million for the first quarter of 2002.

NET INCOME

         After a provision for income taxes of $0.1 million in the first quarter 2002 and $2.7 million in the first quarter 2001, the Company had a net loss of $14.4 million ($0.51 loss per share) in first quarter 2002 compared with a net loss of $1.9 million ($0.07 loss per share) in the first quarter 2001, for the reasons discussed above.

INCOME TAXES

         As of December 31, 2001, Lodgian had net operating loss carryforwards of approximately $235 million for federal income tax purposes, which expire in 2004 through 2021. It is likely that under the plan of reorganization, substantial amounts of net operating losses will be utilized relating to debt cancellations. The Company's ability to use any remaining net operating loss carryforwards to offset future income is subject to other limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. In addition, the Company recognized an income tax provision of $0.1 million during the first quarter of 2002, which related primarily to a provision for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing.

         On December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the United States Bankruptcy Court for the Southern

District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the courts) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Claims related to rejected contracts entered into prior to the date of the petition would be treated as unsecured claims.

         The Company received approval from the Bankruptcy Court to pay pre and post petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtors to use the cash collateral of these lenders expires, one year from the date of filing or on the effective date of the reorganization plan, whichever is earlier. This financing will allow the Company to operate in the normal course during the bankruptcy proceedings.

         In addition, the Company received approval from the courts to pay the post-petition interest on debts relating to 76 of its properties. The Company has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 29 properties. Contractual interest not accrued between December 20, 2001 and March 31, 2002 amounted to $12.8 million ($11.4 million for the first quarter 2002) including interest on the Senior Subordinated Notes and the CRESTS.

         As of May 14, 2002, the Debtor had not yet filed its plan of reorganization with the Bankruptcy courts but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. The Company is currently in compliance with the terms of the DIP Facility. As of May 14, 2002, the Company had not borrowed from the facility but had issued one letter of credit totaling $750,000 against it.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in the first quarter of 2002 of $14.7 million, a 15.0% decrease from the $17.3 million in the first quarter of 2001. The EBITDA margins for the first quarter 2002 and the first quarter 2001 were 15.6% and 15.1%, respectively. The Company has computed EBITDA without regard to the unusual items. During the first quarter of 2002, these items consisted of reorganization costs of $5.8 million and severance and restructuring costs of $0.1 million. The unusual charges for the first quarter of 2001 consisted of severance and restructuring costs of $0.8 million and impairment charges of $0.6 million. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the first quarter of 2002 was $9.2 million compared with net cash used in operating activities of $23.3 million for the first quarter of 2001.

         Cash flows used in investing activities was $4.2 million for the first quarter 2002 and cash flows provided by investing activities was $52.9 million in the first quarter 2001. The 2002 amount includes capital expenditures of $3.0 million and deposits for capital expenditure escrows of $1.2 million. The first quarter 2001 amount includes capital expenditures of $7.3 million, net proceeds from the sale of assets of $58.8 million and withdrawals for capital expenditure escrows of $1.4 million.

         Cash flows used in financing activities were $0.7 million for first quarter 2002 and $41.3 million in first quarter 2001. The 2002 amount consists of principal payments in respect of capital leases and payments on long-term obligations for debts not included in the Chapter 11 filing. The 2001 amount consists primarily of borrowings on the working capital revolver and repayments of long-term obligations.

         At March 31, 2002, the Company had a working capital deficit of $1.7 million as compared with a working capital surplus of $50,000 at December 31, 2001.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company's capital improvement plan for its properties for 2002 and 2003 is estimated at $75.0 million. Of the $75.0 million, $4.3 million was spent through April 30, 2002 and an additional $36.5 million is expected to be spent before the end of December 31, 2002. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position, cash from operations and if needed, from its DIP Facility or financing obtained on exiting Chapter 11.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. During the first quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the hotel to the outstanding debt balance, which included the promissory notes discussed above and a $7.8 million first mortgage. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.8 million in exchange for payment by MHA of $0.2 million.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C which was not included in the bankruptcy petition. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C, are recorded in liabilities subject to compromise in the balance sheets as of March 31, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petition for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Courts. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels. See Note 10 to the Condensed Consolidated Financial Statements.

         Management believes that the combination of its current cash position, cash flow from operations, and the DIP Facility will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations during the Chapter 11 proceedings. However, there can be no assurance that this will be achieved. The Company's recent losses and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of a plan of reorganization by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing. Management believes that the DIP Facility, along with its current cash and cash provided by operations, will provide sufficient liquidity to fund its operations in the foreseeable future; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with the United States generally accepted accounting principles (GAAP). The accounting policies followed for quarterly reporting are the same as those disclosed in
Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The critical accounting policies adopted by the Company relate to capitalization, useful/depreciable lives of fixed assets, revenue recognition, impairment evaluations, income taxes and liabilities subject to compromise.

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

Asset impairment evaluation

         Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As required by GAAP, the Company periodically evaluates its real estate assets to determine if there has been any impairment in carrying value and records impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company recorded no impairment losses for the first quarter of 2002 ($0.6 million for the first quarter of 2001). As a result of the filing of the Chapter 11 Cases and related circumstances, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of such assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize additional impairment losses in future periods.

         Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of FAS 121 (superceded on January 1, 2001 by SFAS 144), the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets. Also, during the fourth quarter of 2001, in connection with the bankruptcy petition, the Company also ceased marketing for sale, four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

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

Liabilities subject to compromise

         Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations, (2) actions of the Bankruptcy Court, (3) further development with respect to disputed claims, (4) proofs of claim, or (5) other events. Payment terms for these amounts will be established under a plan of reorganization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. There have been no significant changes in the Company's market risk sensitive instruments since the filing of the Company's Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

         Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         As of May 14, 2002, the Debtors had not yet filed a plan of reorganization with the Bankruptcy courts but management believes that the plan of reorganization will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc. filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtor's petition under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. The Company has responded to this motion and believes it has valid defenses to this matter.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations.

         Thomas Arasi, the Company's former President and Chief Executive Officer, has asserted a claim against the Company under his employment agreement. Mr. Arasi alleges that he was terminated without cause and claims damages in the amount of $3.3 million plus other unspecified amounts. The Company disputes Mr. Arasi's claims and believes it has valid defenses to this matter.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of the exhibits required to be filed as part of this Report on Form 10-Q, is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


         (b)      Reports on Form 8-K

         A report on Form 8-K was filed on January 2, 2002 relating to the Chapter 11 filing of the Company and eighty-one of its subsidiaries.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LODGIAN, INC.

Date: May 15, 2002          By:        /s/  DAVID E. HAWTHORNE
                               -------------------------------------------
                                          DAVID E. HAWTHORNE
                                 President and Chief Executive Officer




Date: May 15, 2002          By:         /s/  RICHARD CARTOON
                               -------------------------------------------
                                           RICHARD CARTOON
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



   EXHIBIT                                 DESCRIPTION
     NO                                    -----------

    10.1       -  Form of Voluntary Petition under Chapter 11 of the U. S.
                  Bankruptcy Code filed with the United States Bankruptcy Court
                  Southern District of New York by New Orleans Airport Motel
                  Associates LP.