Form 10-Q
period 2002-06-30
LODGIAN INC
filed 2002-08-14
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------



                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______


                           COMMISSION FILE NO. 1-14537


                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                               52-2093696
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

3445 PEACHTREE ROAD, N.E., SUITE 700, ATLANTA, GA                   30326
-------------------------------------------------                   -----
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


CLASS                                    OUTSTANDING AS OF AUGUST 5, 2002
--------------------                    -----------------------------------
Common                                            28,479,837

         The unaudited condensed consolidated financial statements for the previous quarter have since been reviewed by Lodgian's independent public accountants in accordance with professional standards for conducting such reviews. There were no material changes as a result of the review.

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 (unaudited).....................................................          1

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2002 and 2001
           (unaudited)...........................................................................          2

           Condensed Consolidated Statements of Stockholders' Equity
           for the Six Months Ended June 30, 2002 and for the
           Year Ended December 31, 2001 (unaudited)..............................................          3

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (unaudited)...................................          4

           Notes to Condensed Consolidated Financial Statements (unaudited)......................          5


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................         22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................         32

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................         33

Item 2.    Changes in Securities.................................................................         34

Item 6.    Exhibits and Reports on Form 8-K......................................................         34

Signatures  .....................................................................................         35

                                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                LODGIAN, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2002    December 31, 2001
                                                                                            (unaudited)
                                                                                --------------------------------
                                                                                           (In thousands,
                                                                                         except share data)
                                            ASSETS
Current assets:
     Cash and cash equivalents                                                   $  24,650         $  14,007
     Cash, restricted                                                                7,305             3,218
     Accounts receivable, net of allowances                                         16,673            12,489
     Inventories                                                                     7,304             7,223
     Prepaid expenses and other current assets                                       8,223             6,284
                                                                                 ---------         ---------
            Total current assets                                                    64,155            43,221
Property and equipment, net                                                        897,474           913,968
Deposits for capital expenditures                                                   17,147            15,813
Other assets                                                                         2,844             2,360
                                                                                 ---------         ---------
                                                                                 $ 981,620         $ 975,362
                                                                                 =========         =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
  Current liabilities:
      Accounts payable                                                           $  13,499         $   2,706
      Accrued interest                                                                 135             1,192
      Other accrued liabilities                                                     39,655            29,785
      Advance deposits                                                               2,338             1,771
      Current portion of long-term debt and capital lease obligations                  266             7,717
                                                                                 ---------         ---------
      Total current liabilities                                                     55,893            43,171
  Other long-term debt and capital lease obligations                                 7,312             7,652
Liabilities Subject to Compromise                                                  928,832           925,894
Minority interests                                                                   6,652             5,326
Commitments and contingencies
Stockholders' deficit:
   Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837
     issued  and outstanding at June 30, 2002 and December 31, 2001                    284               284
   Additional paid-in capital                                                      263,320           263,320
   Accumulated deficit                                                            (279,273)         (268,306)
   Accumulated other comprehensive loss                                             (1,400)           (1,979)
                                                                                 ---------         ---------
          Total stockholders' deficit                                              (17,069)           (6,681)
                                                                                 ---------         ---------
                                                                                 $ 981,620         $ 975,362
                                                                                 =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months ended           Six Months ended
                                                                                     JUNE 30,                     JUNE 30,
                                                                            -----------------------     -------------------------
                                                                               2002          2001           2002          2001
                                                                            -----------------------     -------------------------
                                                                                     (In thousands, except per share data)
                                                                                                 (unaudited)
Revenues:
   Rooms                                                                    $  83,949     $  91,937     $ 153,734     $ 175,955
   Food and beverage                                                           25,340        27,799        45,871        53,001
   Other                                                                        4,415         6,161         8,461        11,714
                                                                            ---------     ---------     ---------     ---------
                                                                              113,704       125,897       208,066       240,670
                                                                            ---------     ---------     ---------     ---------

 Operating expenses:
  Direct:
     Rooms                                                                     22,845        24,269        42,645        48,377
     Food and beverage                                                         17,653        19,492        33,027        38,155
     Other                                                                      3,028         3,145         5,696         6,349
                                                                            ---------     ---------     ---------     ---------
                                                                               43,526        46,906        81,368        92,881
                                                                            ---------     ---------     ---------     ---------
       Gross contribution                                                      70,178        78,991       126,698       147,789

 General, administrative and other                                             44,160        49,682        85,975       101,162
 Depreciation and amortization                                                 14,721        14,491        28,984        30,148
 Impairment of long-lived assets                                                   --         4,000            --         4,565
 Severance and restructuring expenses                                              17           717           139         1,467
                                                                            ---------     ---------     ---------     ---------
       Other operating expenses                                                58,898        68,890       115,098       137,342
                                                                            ---------     ---------     ---------     ---------
                                                                               11,280        10,101        11,600        10,447

 Other income (expenses):
   Interest income and other                                                      274           214           455           480
   Interest expense (contractual interest: $8.2 million and $16.1 million for the three and six months ended June 30, 2002,
      respectively)                                                            (7,707)      (18,604)      (16,263)      (39,369)
  (Loss) gain on asset dispositions                                                --          (260)           --        24,109
 Minority interests:
   Preferred redeemable securities (contractual interest: $3.5 million and $7.0 million for the three and six months ended June 30,
      2002, respectively)                                                          --        (3,283)           --        (6,509)
   Other                                                                         (858)           30        (1,331)         (116)
                                                                            ---------     ---------     ---------     ---------
 Income (loss) before income taxes, reorganization items and
     extraordinary items                                                        2,989       (11,802)       (5,539)      (10,958)
 Reorganization items                                                          (3,869)           --        (9,696)           --
                                                                            ---------     ---------     ---------     ---------
 Loss before income taxes and extraordinary items                                (880)      (11,802)      (15,235)      (10,958)
 Provision for income taxes                                                       (76)           --          (151)       (2,700)
                                                                            ---------     ---------     ---------     ---------
 Loss before extraordinary items                                                 (956)      (11,802)      (15,386)      (13,658)
 Extraordinary item:
    Gain on extinguishment of debt (income taxes estimated at nil)              4,419            --         4,419            --
                                                                            ---------     ---------     ---------     ---------
 Net income (loss)                                                          $   3,463     $ (11,802)    $ (10,967)    $ (13,658)
                                                                            =========     =========     =========     =========

Earnings (loss) per common share - basic and diluted:
 Loss before extraordinary items                                            $   (0.03)    $   (0.42)    $   (0.54)    $   (0.48)
 Extraordinary item                                                              0.15            --          0.15            --
                                                                            ---------     ---------     ---------     ---------
 Net income (loss)                                                          $    0.12     $   (0.42)    $   (0.39)    $   (0.48)
                                                                            =========     =========     =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                    OTHER           ACCUMULATED
                                       COMMON STOCK           ADDITIONAL                         COMPREHENSIVE         TOTAL
                                ---------------------------    PAID-IN           ACCUMULATED           LOSS         STOCKHOLDERS'
                                   SHARES        AMOUNT        CAPITAL             DEFICIT         (net of tax)    EQUITY (DEFICIT)
                                --------------  -----------  --------------   -----------------  ---------------   ---------------
                                                           (Unaudited in thousands, except share data)
Balance at December 31, 1999        28,130,325       $ 281        $ 262,760          $ (37,587)       $ (912)          $ 224,542
401(k) Plan contribution               144,131           1              504                  -             -                 505
Director compensation                   15,968                           56                  -             -                  56
Net loss                                     -           -                -            (87,955)            -             (87,955)
Currency translation
 adjustments, net of tax                     -           -                -                  -          (268)               (268)
                                                                                                                       ----------
Comprehensive loss                           -           -                -                  -             -             (88,223)
                                --------------  -----------  ---------------  -----------------  ------------          ----------
Balance at December 31, 2000        28,290,424         282          263,320           (125,542)       (1,180)            136,880
401(k) Plan contribution               189,413           2                                                                     2
Net loss                                     -           -                -           (142,764)            -            (142,764)
Currency translation
 adjustments, net of tax                     -           -                -                  -          (799)               (799)
                                                                                                                       ----------
Comprehensive loss                                                                                                      (143,563)
                                --------------  -----------  ---------------  -----------------  ------------          ----------
Balance at December 31, 2001        28,479,837         284          263,320           (268,306)       (1,979)             (6,681)
Net loss                                     -                                         (10,967)                          (10,967)
Currency translation
 adjustments, net of tax                     -                                                           579                 579
                                                                                                                       ----------
Comprehensive loss                                                                                                       (10,388)
                                --------------  -----------  ---------------  -----------------  ------------          ----------
Balance at June 30, 2002            28,479,837       $ 284        $ 263,320         $ (279,273)     $ (1,400)          $ (17,069)
                                ==============  ===========  ===============  =================  ============          ==========


The comprehensive income for the three months ended June 30, 2002 was $4.4 million and the comprehensive loss for the three and six months ended June 30, 2001 was $11.3 million and $13.8 million, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                      --------------------------------------------------
                                                                             2002                         2001
                                                                      --------------------        ----------------------
                                                                              (In thousands, except share data)
                                                                                          (unaudited)
Operating activities:
  Net loss                                                                      $ (10,967)                    $ (13,658)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                  28,984                        30,148
    Impairment of long-lived assets                                                     -                         4,565
    Gain on extinguishment of debt                                                 (4,419)                            -
    Deferred income tax provision                                                       -                         2,700
    Minority interests                                                              1,331                         6,625
    Gain on sale of assets                                                              -                       (24,109)
    Amortization of deferred loan fees                                                  -                         2,802
    Other                                                                            (582)                         (480)
    Changes in operating assets and liabilities:
        Accounts receivable, net of allowances                                     (4,184)                          (68)
        Inventories                                                                   (81)                          234
        Prepaid expenses, other assets and restricted cash                         (6,026)                         (917)
        Accounts payable                                                            9,013                        (4,995)
        Accrued liabilities                                                         8,796                        (4,504)
        Advance deposits                                                              567                           271
                                                                      --------------------        ----------------------
Net cash provided by (used in) operating activities                                22,432                        (1,386)
                                                                      --------------------        ----------------------
Investing activities:
  Capital improvements                                                             (9,341)                      (15,944)
  Proceeds from sale of assets, net of related selling costs                            -                        64,590
  (Deposits) withdrawals for capital expenditures                                  (1,334)                        1,524
                                                                      --------------------        ----------------------
Net cash (used in) provided by investing activities                               (10,675)                       50,170
                                                                      --------------------        ----------------------
Financing activities:
  Proceeds from borrowings on working capital revolver                                  -                        16,000
  Principal payments on long-term obligations                                      (1,114)                      (66,268)
                                                                      --------------------        ----------------------
Net cash used in financing activities                                              (1,114)                      (50,268)
                                                                      --------------------        ----------------------
Net increase (decrease) in cash and cash equivalents                               10,643                        (1,484)
Cash and cash equivalents at beginning of period                                   14,007                        21,002
                                                                      --------------------        ----------------------
Cash and cash equivalents at end of period                                       $ 24,650                      $ 19,518
                                                                      ====================        ======================

Supplemental cash flow information:
Cash paid during the period for:
  Interest, net of amount capitalized                                            $ 17,320                      $ 37,799
                                                                      ====================        ======================
  Income taxes, net of refunds                                                       $ 12                           $ -
                                                                      ====================        ======================
Operating cash receipts and payments
 resulting from Chapter 11 proceedings:
 Interest received                                                                  $ 100                           $ -
 Professional fees paid                                                             5,223                             -
 Other reorganization payments                                                        594                             -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


1.       GENERAL

         The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian exercises control (collectively "Lodgian" or the "Company"). Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint ventures' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. One unconsolidated entity (owning 1 hotel) is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       BANKRUPTCY FILING AND GOING CONCERN MATTERS

         On December 20, 2001, the Company and eighty-one of its subsidiaries (the "Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan is being formulated.

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

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         As of June 30, 2002, all operating subsidiaries of the Company were included in the Chapter 11 Cases except for one subsidiary owning one hotel. The Chapter 11 Cases also exclude 65 non-operating subsidiaries of the Company. At June 30, 2002 and December 31, 2001, the assets and liabilities of the operating and non-operating subsidiaries excluded from the Chapter 11 Cases are as follows (amounts in thousands):
                                June 30, 2002       December 31, 2001

Assets                            $ 13,210(1)            $ 13,357
Liabilities                       $ (25,867)(1)           $ (28,107)

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the Bankruptcy Court) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Claims related to rejected contracts entered into prior to the date of the petitions would be treated as unsecured claims.

         The Company has received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the Debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been paying and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

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

         As of August 14, 2002, the Debtors had not yet filed a plan of reorganization (the "Plan") with the Bankruptcy Court but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

Going Concern

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things: (i) the Company's ability to comply with the debtor-in-possession financing (DIP Facility) agreements,
(ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) confirmation of the Plan under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and
(v) the Company's ability to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of the Plan by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.


--------
(1) Figures exclude New Orleans Airport Motel Associates LP which petitioned under Chapter 11 on April 17, 2002.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


         The Plan could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

3.       ACCOUNTING DURING REORGANIZATION PROCEEDINGS

         The Company continues to apply generally accepted accounting principles in the preparation of its consolidated financial statements while in Chapter 11. However, in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7): 1) the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business;
2) the Company's consolidated balance sheets segregate liabilities subject to compromise from liabilities not subject to compromise; and 3) where the estimated value of the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts.

         Management believes that 29 of its hotels are significantly overleveraged in that the estimated fair value of these hotels does not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions. With respect to the remaining 76 hotels that are currently in Chapter 11, management presently believes the value of these hotels exceeds the outstanding debt on these properties. Accordingly, with the approval of the Bankruptcy Court, the Company agreed to pay interest on these debts. However, while the Company is in Chapter 11, the value of these properties may be adversely affected by changes in the economy, changes in the hospitality industry, actions taken or that may be taken by the franchisors, and the Company's ability to obtain exit financing and achieve a consensual plan of reorganization. Furthermore, management believes the significant terms of these debts could also be compromised as a result of the Chapter 11 Cases. Accordingly, management classifies all of its secured debt as liabilities subject to compromise in the accompanying balance sheets at June 30, 2002 and December 31, 2001.

Liabilities Subject to Compromise

         Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events. Payment terms for these amounts will be established under the Plan.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of June 30, 2002 and December 31, 2001, are identified below: (amounts in thousands)


                                                                                     June 30,    December 31,
                                                                                       2002          2001
                                                                                       ----          ----
Long-term debt and capital lease obligations                                        $ 488,653    $ 485,774
Senior Subordinated Notes (including related accrued interest)                        210,549      210,549
Minority interest - preferred redeemable securities (including related accrued        197,218      197,218
interest) - CRESTS
Accounts payable                                                                       23,319       22,698
Accrued liabilities (including accrued interest of  $1,027 at June 30, 2002 and         9,093        9,655
                                                                                    ---------    ---------
December 31, 2001)
                                                                                    $ 928,832    $ 925,894
                                                                                    =========    =========

Summary of Reorganization Items

         The results for the three and six month period ended June 30, 2002 include charges which relate to the reorganization process and the Chapter 11 Cases. The table below summarizes these reorganization charges (amounts in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30, 2002          JUNE 30, 2002

   Legal and professional fees             $2,988                $8,652
   Other                                      881                 1,044
                                           ------            ---------
                                           $3,869                $9,696
                                           ======            ==========

4.       CASH, RESTRICTED

         Restricted cash as of June 30, 2002 comprises utility deposits of $1.0 million, a restricted payroll deposit of $0.5 million, property tax escrows of $2.2 million and cash generated from certain highly leveraged properties of $3.6 million (restricted to expenditures on properties in the same lender pool).

5.       PROPERTY AND EQUIPMENT, NET

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

         Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petitions on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


the provisions of SFAS 144, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets in accordance with GAAP. Also, during the fourth quarter of 2001, in connection with the bankruptcy petitions, the Company ceased marketing for sale four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.


6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                               2002             2001             2002             2001
                                                             --------         --------         --------         --------
Numerator:
 Loss before extraordinary items                             $   (956)        $(11,802)        $(15,386)        $(13,658)
 Extraordinary item                                             4,419               --            4,419               --
                                                             --------         --------         --------         --------
 Net income (loss)                                           $  3,463         $(11,802)        $(10,967)        $(13,658)
                                                             ========         ========         ========         ========

Denominator:

  Denominator for basic and diluted earnings (loss)
   per share - weighted-average shares                         28,480           28,416           28,480           28,353
                                                             ========         ========         ========         ========

Earnings (loss) per common share - basic and diluted:

 Loss before extraordinary items                             $  (0.03)        $  (0.42)        $  (0.54)        $  (0.48)
 Extraordinary item                                              0.15               --             0.15               --
                                                             --------         --------         --------         --------
 Net income (loss)                                           $   0.12         $  (0.42)        $  (0.39)        $  (0.48)
                                                             ========         ========         ========         ========


         The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

7.       OTHER ACCRUED LIABILITIES

    At June 30, 2002 and December 31, 2001, other accrued liabilities consisted of the following:

                                                                              JUNE 30,      DECEMBER 31,
                                                                               2002             2001
                                                                           -------------- -----------------
                                                                                   (IN THOUSANDS)
    Salaries and related costs..............................................  $ 16,034       $ 13,105
    Property and sales taxes................................................    22,054         16,518
    Professional fees.......................................................       375          1,048
    Other...................................................................     9,258          7,742
                                                                              --------       --------
                                                                                47,721         38,413
    Less amounts included in liabilities subject to compromise..............    (8,066)        (8,628)
                                                                              --------       --------
                                                                              $ 39,655       $ 29,785
                                                                              ========       ========

8. OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

         The Company received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility along with the rights of the Debtors to use the cash collateral of these lenders expires one year from the filing or on the effective date of the Plan, whichever is earlier.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. As of August 14, 2002, the Company had not borrowed from the facility but had issued two letters of credit totaling $950,000 against it.

         In addition, the Company believes that the estimated value of the underlying collateral on certain of its debts is less than the principal obligation outstanding. Therefore, in accordance with SOP 90-7, the Company ceased accruing interest on these debts as well as the Senior Subordinated Notes and the CRESTS. Contractual interest not accrued between December 20, 2001 and June 30, 2002 (including interest on the Senior Subordinated Notes and the CRESTS) amounted to $24.4 million. This is comprised of $1.3 million for the period December 20, 2001 to December 31, 2001, $11.4 million for the period January 1, 2002 to March 31, 2002 and $11.7 million for the period April 1, 2002 to June 30, 2002.

         Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million. The resulting gain on extinguishment of this indebtedness of $4.4 million is included in these financial statements as an extraordinary item.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C. which was not included in the bankruptcy petitions. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C., are recorded in liabilities subject to compromise in the balance sheets as of June 30, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petitions for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Court. Were the automatic stay in respect of these franchise agreements to be lifted, this could negatively impact operating results and the value of the Company's hotels. See Note 10 below.

9.       INCOME TAXES

         The Company recognized an income tax provision of $0.2 million for the six month period ended June 30, 2002 ($0.1 million for the second quarter 2002). This related primarily to provisions for state income taxes.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


10.  COMMITMENTS AND CONTINGENCIES

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc ("Hilton"). filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtors' petitions under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. On August 7, 2002, the Company and Hilton entered into a stipulation resolving this matter. Unless an objection is raised, the Company expects this stipulation to be approved by the Bankruptcy Court in the ensuing days.

         The Company is contingently liable in respect to three pre-petition irrevocable letters of credit totaling $7.1 million issued as guarantees to Zurich Insurance Company and Safeco Insurance Company of America. The letters of credit expire in the third quarter of 2002 but may require renewal beyond those dates. Additionally, two letters of credit for $950,000 (expiring in the fourth quarter of 2002) were issued against the DIP Facility.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In August 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims. During the second quarter of 2002, the parties agreed, in principle, to consolidate and transfer this litigation to the Bankruptcy Court presiding over the Company's Chapter 11 proceedings. The Company hopes to reach a formal agreement regarding this transfer in the near future.

         Thomas Arasi, the Company's former President and Chief Executive Officer, has asserted a claim against the Company under his employment agreement. Mr. Arasi alleges that he was terminated without cause and claims damages in the amount of $3.3 million plus other unspecified amounts. The Company disputes Mr. Arasi's claims and believes it has valid defenses to this matter.

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company is unable to determine the impact of this matter should the plaintiffs succeed, but believes that it has valid defenses to this matter.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

11.      SUBSEQUENT EVENTS

         On July 12, 2002, Merrill Lynch Mortgage Capital, Inc. and/or its affiliates (the lender) signed a commitment to provide the Company with first mortgage exit financing aggregating $286.2 million. The loan is to be made to a special purpose entity to be owned and controlled by the Company following its reorganization and is to be secured by certain assets of the Company. On August 7, 2002, the Bankruptcy Court entered an order approving the financing commitment. However, the commitment is subject to, among other factors, the completion of the lender's legal due diligence, retention of certain hotel franchises, the absence of certain events of default with respect to the Company's other debt agreements, confirmation of the Plan by the Bankruptcy Court (shall not be stayed pending approval), acceptance of the Plan by the lender and the achievement of certain debt coverage ratios and EBITDA levels.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


12.      NEW ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for fiscal periods commencing December 15, 2001) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when long-lived assets are to be considered as held for sale. The Company adopted SFAS 144 in the first quarter of 2002 and believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121. The adoption did not have a significant impact on the Company's financial statements. However, with the adoption of SFAS No. 144, the operating results of any real estate assets sold or returned to the lenders may now be included in discontinued operations in the statement of operations and balance sheet.

         In April 2002, SFAS 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods. The Company has not elected to early adopt the provisions of SFAS 145 for this reporting period.

         In June 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a significant impact on its financial statements.

13.      RELATED PARTY TRANSACTIONS

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

         Richard Cartoon, the Company's Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon's services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon's services, the Company was billed $61,000 and $246,000 for other support and services

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


provided by associates of Richard Cartoon, LLC for the three and six month period ended June 30, 2002, respectively. The Company expects to continue to utilize such support and services as needed through the restructuring process.

14.      SUPPLEMENTAL GUARANTOR INFORMATION

         In connection with the Company's sale of $200 million of 12 1/4% Senior Subordinated Notes (the "Notes") in July 1999, certain of the Company's subsidiaries (the "Subsidiary Guarantors") have guaranteed the Company's obligations to pay principal and interest with respect to the Notes. With the exception of Servico Center Associates, Ltd (which is a 50%-owned subsidiary), each Subsidiary Guarantor is wholly-owned and management has determined that separate financial statements for the Subsidiary Guarantors are not individually material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in the note as the "Non-Guarantor Subsidiaries".

         The following supplemental condensed consolidating financial statements present balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)



                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002


                                                                                 NON-
                                                                  SUBSIDIARY   GUARANTOR                      TOTAL
                                                       PARENT     GUARANTORS  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ---------   ---------   ------------   ------------   ------------
                                                                                (UNAUDITED)
                                                                               (IN THOUSANDS)
   ASSETS
Current assets:
     Cash and cash equivalents                        $      --   $  21,210   $      3,440   $         --   $     24,650
     Cash, restricted                                        --          --          7,305             --          7,305
     Accounts receivable, net of allowances                  --       9,169          7,504             --         16,673
     Inventories                                             --       3,331          3,973             --          7,304
     Prepaid expenses and other current assets               --         180          8,043             --          8,223
                                                      ---------   ---------   ------------   ------------   ------------
            Total current assets                             --      33,890         30,265             --         64,155
Property and equipment, net                                  --     523,629        373,845             --        897,474
Deposits for capital expenditures                            --          72         17,075             --         17,147
Investment in consolidated entities                    (371,901)         --             --        371,901             --
Due from (to) affiliates                                555,488    (255,102)      (300,386)            --             --
Other assets                                                 --       1,079          1,765             --          2,844
                                                      ---------   ---------   ------------   ------------   ------------
                                                      $ 183,587   $ 303,568   $    122,564   $    371,901   $    981,620
                                                      =========   =========   ============   ============   ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current liabilities:
      Accounts payable                                $      --   $   5,141   $      8,358   $         --   $     13,499
      Accrued interest                                       --          --            135             --            135
      Other accrued liabilities                              --       7,001         32,654             --         39,655
      Advance deposits                                       --       1,154          1,184             --          2,338
      Current portion of long-term debt and capital
         lease obligations                                   --          --            266             --            266
                                                      ---------   ---------   ------------   ------------   ------------
            Total current liabilities                        --      13,296         42,597             --         55,893
  Other long-term debt and capital lease obligations         --          --          7,312          7,312
Liabilities Subject to Compromise                       199,256     427,790        301,786        928,832
Minority interests                                           --         354          6,298             --          6,652
Commitments and contingencies
Stockholders' deficit:
       Common stock                                         284          33            448           (481)           284
       Additional paid-in capital                       263,320      22,619        (46,924)        24,305        263,320
       Accumulated deficit                             (279,273)   (159,124)      (188,953)       348,077       (279,273)
       Accumulated other comprehensive loss                  --      (1,400)            --             --         (1,400)
                                                      ---------   ---------   ------------   ------------   ------------
             Total stockholders'  deficit               (15,669)   (137,872)      (235,429)       371,901        (17,069)
                                                      ---------   ---------   ------------   ------------   ------------
                                                      $ 183,587   $ 303,568   $    122,564   $    371,901   $    981,620
                                                      =========   =========   ============   ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                                                                     NON-
                                                                    SUBSIDIARY     GUARANTOR                        TOTAL
                                                         PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ---------    ----------    ------------    ------------    ------------
                                                                                           (UNAUDITED)
                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                         $       6    $    6,550    $      7,451    $         --    $     14,007
     Cash, restricted                                         --            --           3,218              --           3,218
     Accounts receivable, net of allowances                   --         5,921           6,568              --          12,489
     Inventories                                              --         3,320           3,903              --           7,223
     Prepaid expenses and other current assets                --           143           6,141              --           6,284
                                                       ---------    ----------    ------------    ------------    ------------
            Total current assets                               6        15,934          27,281              --          43,221
Property and equipment, net                                   --       532,163         381,805              --         913,968
Deposits for capital expenditures                             --            91          15,722              --          15,813
Investment in consolidated entities                     (361,752)           --              --         361,752              --
Due from (to) affiliates                                 556,300      (247,346)       (308,954)             --              --
Other assets                                                  --         1,122           1,238              --           2,360
                                                       ---------    ----------    ------------    ------------    ------------
                                                       $ 194,554    $  301,964    $    117,092    $    361,752    $    975,362
                                                       =========    ==========    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise:
Current liabilities:
      Accounts payable                                 $      --    $      280    $      2,426    $         --    $      2,706
      Accrued interest                                        --            --           1,192              --           1,192
      Other accrued liabilities                               --         4,837          24,948              --          29,785
      Advance deposits                                        --           896             875              --           1,771
      Current portion of long-term debt and
         capital lease obligations                            --            --           7,717              --           7,717
                                                       ---------    ----------    ------------    ------------    ------------
            Total current liabilities                         --         6,013          37,158              --          43,171
  Other long-term debt and capital lease obligations          --            --           7,652              --           7,652
Liabilities Subject to Compromise                        199,256       428,528         298,110              --         925,894
Minority interests - other                                    --            --           5,326              --           5,326
Commitments and contingencies
Stockholders' deficit:
       Common stock                                          284            33             448            (481)            284
       Additional paid-in capital                        263,320        22,619         (46,924)         24,305         263,320
       Accumulated deficit                              (268,306)     (153,250)       (184,678)        337,928        (268,306)
       Accumulated other comprehensive loss                   --        (1,979)             --              --          (1,979)
                                                       ---------    ----------    ------------    ------------    ------------
             Total stockholders'  deficit                 (4,702)     (132,577)       (231,154)        361,752          (6,681)
                                                       ---------    ----------    ------------    ------------    ------------
                                                       $ 194,554    $  301,964    $    117,092    $    361,752    $    975,362
                                                       =========    ==========    ============    ============    ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002

                                                                                NON-
                                                               SUBSIDIARY     GUARANTOR                         TOTAL
                                                   PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ---------    ----------    ------------    ------------    ------------
                                                                              (UNAUDITED)
                                                                             (IN THOUSANDS)
Revenues:
  Rooms                                           $      --    $   41,338    $     42,611    $         --    $     83,949
  Food and beverage                                      --        12,684          12,656              --          25,340
  Other                                                  --         2,255           2,160              --           4,415
                                                  ---------    ----------    ------------    ------------    ------------
                                                         --        56,277          57,427              --         113,704
                                                  ---------    ----------    ------------    ------------    ------------

Operating expenses:
 Direct:
    Rooms                                                --        11,288          11,557              --          22,845
    Food and beverage                                    --         8,868           8,785              --          17,653
    Other                                                --         1,498           1,530              --           3,028
                                                  ---------    ----------    ------------    ------------    ------------
                                                         --        21,654          21,872              --          43,526
                                                  ---------    ----------    ------------    ------------    ------------
       Gross contribution                                --        34,623          35,555              --          70,178

General, administrative and other                        --        21,747          22,413              --          44,160
Depreciation and amortization                            --         7,619           7,102              --          14,721
Impairment of long-lived assets                          --            --              --              --              --
Severance and restructuring  expenses                    --            --              17              --              17
                                                  ---------    ----------    ------------    ------------    ------------
            Other operating expenses                     --        29,366          29,532              --          58,898
                                                  ---------    ----------    ------------    ------------    ------------
                                                         --         5,257           6,023              --          11,280

Other income (expenses):
  Interest income and other                              --            --             274              --             274
  Interest expense                                       --        (4,033)         (3,674)             --          (7,707)
  Equity in losses of consolidated subsidiaries        (880)           --              --             880              --
Minority interests                                       --           200          (1,058)             --            (858)
(Loss) income before income taxes,
   reorganization items and
                                                  ---------    ----------    ------------    ------------    ------------
   extraordinary items                                 (880)        1,424           1,565             880           2,989
Reorganization items                                     --        (4,881)          1,012              --          (3,869)
                                                  ---------    ----------    ------------    ------------    ------------
(Loss) income before income taxes and
    extraordinary items                                (880)       (3,457)          2,577             880            (880)
Provision  for income taxes                             (76)           --             (76)             76             (76)
                                                  ---------    ----------    ------------    ------------    ------------
(Loss) income before extraordinary items               (956)       (3,457)          2,501             956            (956)
Extraordinary item:
  Gain on extinguishment of debt (income
    taxes estimated at nil)                           4,419            --           4,419          (4,419)          4,419
                                                  ---------    ----------    ------------    ------------    ------------
Net income (loss)                                 $   3,463    $   (3,457)   $      6,920    $     (3,463)   $      3,463
                                                  =========    ==========    ============    ============    ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001


                                                                                NON-
                                                               SUBSIDIARY     GUARANTOR                        TOTAL
                                                  PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ---------    ----------    ------------    ------------   ------------
                                                                         (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms                                           $      --    $   45,087    $     46,850    $         --   $     91,937
  Food and beverage                                      --        13,723          14,076              --         27,799
  Other                                                  --         2,890           3,271              --          6,161
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --        61,700          64,197              --        125,897
                                                  ---------    ----------    ------------    ------------   ------------

Operating expenses:
 Direct:
    Rooms                                                --        11,972          12,297              --         24,269
    Food and beverage                                    --         9,711           9,781              --         19,492
    Other                                                --         1,537           1,608              --          3,145
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --        23,220          23,686              --         46,906
                                                  ---------    ----------    ------------    ------------   ------------
            Gross contribution                           --        38,480          40,511              --         78,991

General, administrative and other                        --        22,228          27,454              --         49,682
Depreciation and amortization                            --         6,702           7,789              --         14,491
Impairment of long-lived assets                          --         4,000              --              --          4,000
Severance and restructuring  expenses                    --            --             717              --            717
                                                  ---------    ----------    ------------    ------------   ------------
            Other operating expenses                     --        32,930          35,960              --         68,890
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --         5,550           4,551              --         10,101

Other income (expenses):
  Interest income and other                              --            --             214              --            214
  Interest expense                                       --       (11,657)         (6,947)             --        (18,604)
  Loss on asset dispositions                             --          (260)             --              --           (260)
  Equity in losses of consolidated subsidiaries     (11,802)           --              --          11,802             --
Minority interests:
  Preferred redeemable securities                        --            --          (3,283)             --         (3,283)
  Other                                                  --            --              30              --             30
                                                  ---------    ----------    ------------    ------------   ------------
Loss before income taxes                            (11,802)       (6,367)         (5,435)         11,802        (11,802)
Benefit for income taxes                                 --            --              --              --             --
                                                  ---------    ----------    ------------    ------------   ------------
                 Net loss                         $ (11,802)   $   (6,367)   $     (5,435)   $     11,802   $    (11,802)
                                                  =========    ==========    ============    ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                                   NON-
                                                                  SUBSIDIARY     GUARANTOR                         TOTAL
                                                      PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------    ----------    ------------    ------------    ------------
                                                                                (UNAUDITED)
                                                                               (IN THOUSANDS)
Revenues:
  Rooms                                              $      --    $   75,310    $     78,424    $         --    $    153,734
  Food and beverage                                         --        22,954          22,917              --          45,871
  Other                                                     --         4,200           4,261              --           8,461
                                                     ---------    ----------    ------------    ------------    ------------
                                                            --       102,464         105,602              --         208,066
                                                     ---------    ----------    ------------    ------------    ------------

Operating expenses:
 Direct:
    Rooms                                                   --        20,938          21,707              --          42,645
    Food and beverage                                       --        16,637          16,390              --          33,027
    Other                                                   --         2,711           2,985              --           5,696
                                                     ---------    ----------    ------------    ------------    ------------
                                                            --        40,286          41,082              --          81,368
                                                     ---------    ----------    ------------    ------------    ------------
       Gross contribution                                   --        62,178          64,520              --         126,698

General, administrative and other                           --        41,023          44,952              --          85,975
Depreciation and amortization                               --        14,223          14,761              --          28,984
Impairment of long-lived assets                             --            --              --              --
Severance and restructuring expenses                        --            --             139              --             139
                                                     ---------    ----------    ------------    ------------    ------------
            Other operating expenses                        --        55,246          59,852              --         115,098
                                                     ---------    ----------    ------------    ------------    ------------
                                                            --         6,932           4,668              --          11,600

Other income (expenses):
  Interest income and other                                 --            --             455              --             455
  Interest expense                                          --        (8,541)         (7,722)             --         (16,263)
  Equity in losses of consolidated subsidiaries        (15,235)           --              --          15,235              --
Minority interests                                          --          (202)         (1,129)             --          (1,331)
                                                     ---------    ----------    ------------    ------------    ------------
Loss before income taxes, reorganization items and
   extraordinary items                                 (15,235)       (1,811)         (3,728)         15,235          (5,539)
Reorganization items                                        --        (4,881)         (4,815)             --          (9,696)
                                                     ---------    ----------    ------------    ------------    ------------
Loss before income taxes and extraordinary items       (15,235)       (6,692)         (8,543)         15,235         (15,235)
Provision for income taxes                                (151)           --            (151)            151            (151)
                                                     ---------    ----------    ------------    ------------    ------------
Loss before extraordinary items                        (15,386)       (6,692)         (8,694)         15,386         (15,386)
Extraordinary item:
  Gain on extinguishment of debt (income taxes
     estimated at nil)                                   4,419            --           4,419          (4,419)          4,419
                                                     ---------    ----------    ------------    ------------    ------------
Net loss                                             $ (10,967)   $   (6,692)   $     (4,275)   $     10,967    $    (10,967)
                                                     =========    ==========    ============    ============    ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001


                                                                                NON-
                                                               SUBSIDIARY     GUARANTOR                        TOTAL
                                                   PARENT      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ---------    ----------    ------------    ------------   ------------
                                                                         (UNAUDITED IN THOUSANDS)
Revenues:
  Rooms                                           $      --    $   85,486    $     90,469    $         --   $    175,955
  Food and beverage                                      --        26,101          26,900              --         53,001
  Other                                                  --         5,431           6,283              --         11,714
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --       117,018         123,652              --        240,670
                                                  ---------    ----------    ------------    ------------   ------------

Operating expenses:
 Direct:
    Rooms                                                --        23,537          24,840              --         48,377
    Food and beverage                                    --        18,809          19,346              --         38,155
    Other                                                --         3,024           3,325              --          6,349
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --        45,370          47,511              --         92,881
                                                  ---------    ----------    ------------    ------------   ------------
            Gross contribution                           --        71,648          76,141              --        147,789

General, administrative and other                        --        44,697          56,465              --        101,162
Depreciation and amortization                            --        13,971          16,177              --         30,148
Impairment of long-lived assets                          --         1,265           3,300              --          4,565
Severance and restructuring  expenses                    --            --           1,467              --          1,467
                                                  ---------    ----------    ------------    ------------   ------------
            Total operating expenses                     --        59,933          77,409              --        137,342
                                                  ---------    ----------    ------------    ------------   ------------
                                                         --        11,715          (1,268)             --         10,447

Other income (expenses):
  Interest income and other                              --            --             480              --            480
  Interest expense                                       --       (24,691)        (14,678)             --        (39,369)
  Gain on asset dispositions                             --          (240)         24,349              --         24,109
  Equity in losses of consolidated subsidiaries     (10,958)           --              --          10,958             --
Minority interests:
  Preferred redeemable securities                        --            --          (6,509)             --         (6,509)
  Other                                                  --            --            (116)             --           (116)
                                                  ---------    ----------    ------------    ------------   ------------
(Loss)  income before income taxes                  (10,958)      (13,216)          2,258          10,958        (10,958)
Provision  for income taxes                          (2,700)           --          (2,700)          2,700         (2,700)
                                                  ---------    ----------    ------------    ------------   ------------
                 Net loss                         $ (13,658)   $  (13,216)   $       (442)   $     13,658   $    (13,658)
                                                  =========    ==========    ============    ============   ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002


                                                                                          NON-
                                                          PARENT AND     SUBSIDIARY     GUARANTOR         TOTAL
                                                         ELIMINATIONS    GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                                         ------------    ----------    ------------    ------------
                                                                                (UNAUDITED)
                                                                              (IN THOUSANDS)
Operating activities:
 Net loss                                                $         --    $   (6,692)   $     (4,275)   $    (10,967)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                    --        14,223          14,761          28,984
  Gain on extinguishment of debt                                   --            --          (4,419)         (4,419)
  Minority interests                                               --           202           1,129           1,331
  Other                                                            --           880          (1,462)           (582)
 Changes in operating assets and liabilities:
  Accounts receivable, net of allowances                           --        (3,248)           (936)         (4,184)
  Inventories                                                      --           (11)            (70)            (81)
  Prepaid expenses, other assets and restricted cash               --           (37)         (5,989)         (6,026)
  Accounts payable                                                 --         4,861           4,152           9,013
  Accrued liabilities                                              --         1,484           7,312           8,796
  Advance deposits                                                 --           258             309             567
                                                         ------------    ----------    ------------    ------------
Net cash provided by operating activities                          --        11,920          10,512          22,432
                                                         ------------    ----------    ------------    ------------
Investing activities:
  Capital improvements                                             --        (5,035)         (4,306)         (9,341)
  Withdrawals (deposits)  for capital expenditures                 --            19          (1,353)         (1,334)
                                                         ------------    ----------    ------------    ------------
  Net cash  used in investing activities                           --        (5,016)         (5,659)        (10,675)
                                                         ------------    ----------    ------------    ------------
Financing activities:
  Proceeds (paid to) received from related parties                 (6)        7,756          (7,750)             --
  Principal payments on long-term obligations                      --            --          (1,114)         (1,114)
                                                         ------------    ----------    ------------    ------------
  Net cash  (used in) provided by financing activities             (6)        7,756          (8,864)         (1,114)
                                                         ------------    ----------    ------------    ------------
Net  (decrease) increase in cash and cash equivalents              (6)       14,660          (4,011)         10,643
Cash and cash equivalents at beginning of period                    6         6,550           7,451          14,007
                                                         ------------    ----------    ------------    ------------
Cash and cash equivalents at end of period               $         --    $   21,210    $      3,440    $     24,650
                                                         ============    ==========    ============    ============

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001


                                                                                            NON-
                                                          PARENT AND     SUBSIDIARY       GUARANTOR         TOTAL
                                                         ELIMINATIONS    GUARANTORS      SUBSIDIARIES    CONSOLIDATED
                                                         ------------    ------------    ------------    ------------
                                                                           (UNAUDITED IN THOUSANDS)
Operating activities:
 Net loss                                                $         --    $    (13,216)   $       (442)   $    (13,658)
 Adjustments to reconcile net loss to net cash
 provided by  (used in) operating activities:
  Depreciation and amortization                                    --          13,971          16,177          30,148
  Impairment of long-lived assets                                  --           1,265           3,300           4,565
  Deferred income tax provision                                 2,700              --              --           2,700
  Minority interests                                               --              --           6,625           6,625
  Gain on sale of assets                                           --             240         (24,349)        (24,109)
  Amortization of deferred loan fees                               --           1,746           1,056           2,802
  Other                                                           500            (637)           (343)           (480)
 Changes in operating assets and liabilities:
  Accounts receivable, net of allowances                           --            (798)            730             (68)
  Inventories                                                      --             207              27             234
  Prepaid expenses, other assets and restricted cash               --              13            (930)           (917)
  Accounts payable                                                 --             265          (5,260)         (4,995)
  Accrued liabilities                                              --          (1,047)         (3,457)         (4,504)
  Advance deposits                                                 --             229              42             271
                                                         ------------    ------------    ------------    ------------
Net cash provided by  (used in) operating activities            3,200           2,238          (6,824)         (1,386)
                                                         ------------    ------------    ------------    ------------
Investing activities:
  Capital improvements, net                                        --         (10,452)         (5,492)        (15,944)
  Proceeds from sale of assets, net of selling costs               --           8,862          55,728          64,590
  Net withdrawals  for capital expenditures                        --             830             694           1,524
                                                         ------------    ------------    ------------    ------------
  Net cash (used in) provided by investing activities              --            (760)         50,930          50,170
                                                         ------------    ------------    ------------    ------------
Financing activities:
  Proceeds from borrowings on working capital revolver             --          16,000              --          16,000
  Proceeds (paid to) received from related parties             (3,200)         18,504         (15,304)             --
  Principal payments on long-term obligations                      --         (26,046)        (25,222)        (51,268)
  Principal payments on working capital revolver                   --         (15,000)             --         (15,000)
                                                         ------------    ------------    ------------    ------------
  Net cash  used in  financing activities                      (3,200)         (6,542)        (40,526)        (50,268)
                                                         ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents               --          (5,064)          3,580          (1,484)
Cash and cash equivalents at beginning of period                    6          20,653             343          21,002
                                                         ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period               $          6    $     15,589    $      3,923    $     19,518
                                                         ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 PROCEEDINGS

         As previously discussed in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q, on December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while a reorganization plan ("the Plan") is being formulated.

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

         As of June 30, 2002, all operating subsidiaries of the Company were included in the Chapter 11 Cases except for one subsidiary owning one hotel.

CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Condensed Consolidated Financial Statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of the Plan under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) to generate sufficient cash from operations to meet its obligations.

         As a result of the filing of the Chapter 11 Cases and related circumstances, book values of assets may not be realized and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities, for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, the confirmation of the Plan could materially change the amounts reported in the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of the recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of the Plan.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein.

         The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include management's expectations with respect to the Chapter 11 filing, statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may", "should", "expect", "believe", "anticipate", "project", "estimate", and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     o The impact of the Chapter 11 Cases and related circumstances which could materially reduce the reported amounts of assets and liabilities included in these Condensed Consolidated Financial Statements. Liabilities subject to compromise could increase as a result of negotiations, actions of the Bankruptcy Court, changes in the reported amounts of disputed claims, proof of claims and other events.

     o Risks associated with the Company's ability to maintain its existing franchise affiliations.

     o Risks associated with the Company's ability to obtain approval for its plan of reorganization.

     o Risks associated with the Company's ability to obtain exit financing to replace the DIP Facility.

     o The impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     o The effect of competition and the economy on the Company's ability to maintain margins on existing operations, including uncertainties relating to competition.

     o The Company's ability to generate sufficient cash flows from operations to meet its obligations.

     o The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

     o The potential for additional impairment charges against earnings related to long-lived assets.

     o   The impact of increased expenses due to layoffs of employees.

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

         Revenues. Revenues are composed of room revenues, food and beverage revenues and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service and use of meeting facilities.

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

         In addition, operating results for the first two quarters of 2002 have been impacted by the disposition of six hotels in 2001 (five of which were sold in the first two quarters). Gross sales price of the five properties sold in the first two quarters of 2001 aggregated $72.2 million.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's unaudited Condensed Consolidated Financial Statements set forth in "Item I. Financial Statements" included in this Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

THREE MONTHS ENDED JUNE 30, 2002 ("SECOND QUARTER 2002") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001 ("SECOND QUARTER 2001")


REVENUES

         At June 30, 2002, the Company owned 105 hotels and had a minority interest in one hotel compared with 106 hotels owned and a minority interest in one hotel at June 30, 2001.

         Revenues for the Company were $113.7 million for the second quarter 2002, a 9.7% decrease compared to revenues of $125.9 million for the second quarter 2001. Of this $12.2 million decrease, approximately $1.8 million is a result of the sale of hotels. Revenues on a same unit basis, for hotels owned at the end of the second quarter 2002 were $113.7 million for the second quarter 2002 and $124.1 million for the second quarter 2001 (a decline of 8.3%). RevPAR, on a same unit basis, for hotels owned at the end of the second quarter 2002 declined by 7.3% compared with the second quarter 2001 as a result of a decline in occupancy of 2.0% as well as a decrease in average daily rates of 5.4%. Revenues and RevPar on the same unit basis for the second quarter 2002 were adversely impacted by a general decline in the industry, particularly in certain of the Company's markets. These factors were exacerbated by the events of September 11, 2001.

OPERATING EXPENSES

         Direct operating expenses for the Company were $43.5 million (38.3% of direct revenues) for the second quarter 2002 and $46.9 million (37.3% of direct revenues) for the second quarter 2001. This $3.4 million decrease was primarily attributable to the reduction in revenues offset by reduced operating margins in the rooms department as well as in other direct revenue activities. Other direct revenues are comprised of revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses were $44.2 million (38.8% of direct revenues) for the second quarter 2002 and $49.7 million (39.5% of direct revenues) for the second quarter 2001. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. Property level expenses, though varying with revenues contain significant elements of fixed costs and therefore were not reduced proportionately with revenues. General, administrative and other expenses also declined as a result of significant reductions in corporate overheads. Corporate overheads decreased as a result of certain corporate cost-reduction initiatives that were implemented at the corporate office. These initiatives included reductions in staffing, office space and technology costs. In addition, certain costs incurred during the second quarter of 2001 were eliminated during the latter part of 2001. These related mainly to professional fees principally due to consultants performing certain financial and accounting management responsibilities within the Company as well as to certain legal matters.

         Depreciation and amortization expense was $14.7 million in the second quarter 2002 and $14.5 million in the second quarter 2001. The $0.2 million increase is a result of additional depreciation related to four hotels previously considered held for sale which are no longer being marketed for sale ($0.3 million) as well as to depreciation related to increased capital expenditure ($0.2 million). These increases were offset by reductions in depreciation related to reduced carrying values of certain assets as a result of the impairment charges recorded in the fourth quarter of 2001 and to a reduction in the number of hotels in the portfolio.

         Impairment charges for the second quarter 2001 were $4.0 million. This charge related to one property which was identified as held for sale and also sold in the second quarter of 2001.

         There were no significant severance and restructuring charges for the second quarter 2002 but severance and restructuring charges were $0.7 million for the second quarter 2001. The second quarter 2001 charges related to senior level management changes. As previously reported in the Company's Form 10-K for the year ended December 31, 2001, significant management changes occurred during 2001.

OTHER INCOME AND EXPENSES

         Interest expense was $7.7 million in the second quarter 2002 and $18.6 million in the second quarter 2001. This decrease is partially attributable to a reduction in the level of debt and also to a decrease in the cost of debt. In addition, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, where the estimated value of the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded for the second quarter of 2002 (excluding the interest on the CRESTs) approximated $8.2 million.

         Loss on asset dispositions was $0.3 million for the second quarter 2001. This related to the three hotels sold in the second quarter 2001 and represented the excess of the net book values of those assets over the net proceeds of sale.

         Minority interest expense was $0.9 million and $3.3 million in the second quarter 2002 and 2001, respectively. This $2.4 million decrease is primarily due to the non-accrual of the CREST interest. The Company ceased accruing interest on the CRESTs as these are considered to be pre-petition unsecured debts of the Company. CRESTs interest not accrued for the second quarter 2002 approximated $3.5 million.

         Reorganization items (mainly professional fees relating to the Chapter 11 filing) were $3.9 million for the second quarter of 2002.

         Gain on extinguishment of debt was $4.4 million for the second quarter 2002 (nil for the second quarter 2001). This relates to a discharge of indebtedness (principal plus interest accrued) in respect of Macon Hotel Associates (a 60% subsidiary of the Company) as a result of a Satisfaction and Release Agreement between Macon Hotel Associates and one of its lenders.

NET INCOME

         After a provision for income taxes of $0.1 million and a gain on extinguishment of debt of $4.4 million for the second quarter 2002 (both nil for the second quarter 2001), the Company recorded net income of $3.5 million ($0.12 per share) compared with a net loss of $11.8 million ($0.42 loss per share) for the second quarter 2001, for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2002 ("THE 2002 PERIOD") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001 ("THE 2001 PERIOD")

REVENUES

         At June 30, 2002, the Company owned 105 hotels and had a minority interest in one hotel compared with 106 hotels owned and a minority interest in one hotel at June 30, 2001.

         Revenues for the Company were $208.1 million for the 2002 period, a 13.5% decrease compared to revenues of $240.7 million for the 2001 period. Of this $32.6 million decrease, approximately $6.4 million is a result of the sale of hotels. Revenues on a same unit basis, for hotels owned at the end of the 2002 period were $208.1 million for the 2002 period and $234.3 million for the 2001 period (a decline of 11.2%). RevPAR, on a same unit basis, for hotels owned at the end of the 2002 period declined by 10.4% compared with the 2001 period as a result of a decline in occupancy of 4.5% as well as a decrease in average daily rates of 6.1%. Revenues and RevPar on the same unit basis for the 2002 period were adversely impacted by a general decline in the industry, particularly in certain of the Company's markets. These factors were exacerbated by the events of September 11, 2001.

OPERATING EXPENSES

         Direct operating expenses for the Company were $81.4 million (39.1% of direct revenues) for the 2002 period and $92.9 million (38.6% of direct revenues) for the 2001 period. This $11.5 million decrease was primarily attributable to the reduction in revenues offset by reduced operating margins in the rooms department as well as in other direct revenue activities. Other direct revenues are comprised of revenues from telephone, laundry services, use of meeting facilities and other miscellaneous activities.

         General, administrative and other expenses were $86.0 million (41.3% of direct revenues) for the 2002 period and $101.2 million (42.0% of direct revenues) for the 2001 period. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. Property level expenses, though varying with revenues, contain significant elements of fixed costs and therefore were not reduced proportionately with revenues. General, administrative and other expenses also declined as a result of significant reductions in corporate overheads. Corporate overheads decreased as a result of certain corporate cost-reduction initiatives that were implemented at the corporate office. These initiatives included reductions in staffing, office space and technology costs. In addition, certain costs incurred during the second quarter of 2001 were eliminated during the latter part of 2001. These related mainly to professional fees principally due to consultants performing certain financial and accounting management responsibilities within the Company as well as to certain legal matters.

         Depreciation and amortization expense was $29.0 million in the 2002 period and $30.1 million in the 2001 period. The $1.1 million decrease is a result of reductions in depreciation related to reduced carrying values of certain assets arising from the impairment charges recorded in the fourth quarter of 2001 as well as to a reduction in the number of hotels in the portfolio. This decrease was offset by additional depreciation related to four hotels previously considered held for sale which are no longer being marketed for sale as well as by additional depreciation related to accelerated capital expenditure taking effect in the second quarter of 2002.

         Impairment charges were $4.6 million for the 2001 period. This charge consisted of $0.6 million recognized in the first quarter 2001 and $4.0 million recognized in the second quarter 2001. The first quarter charge comprised $4.3 million related to revised estimates of fair value for properties held for sale and held for investment, net of a recapture of $3.7 million of impairment charges as one hotel previously held for sale was no longer being actively marketed. The second quarter charge related to one property which was identified as held for sale and also sold in the second quarter of 2001.

         Severance and restructuring charges for the 2002 period were $0.1 million and $1.5 million for the 2001 period. The charges for 2002 and 2001 related to senior level management changes occurring mainly in 2001. As previously reported in the Company's Form 10-K for the year ended December 31, 2001, significant management changes occurred during 2001.

OTHER INCOME AND EXPENSES

         Interest expense was $16.3 million in the 2002 period and $39.4 million in the 2001 period. This decrease is partially attributable to a reduction in the level of debt and also to a decrease in the cost of debt. In addition, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, where the estimated value of the underlying collateral in respect of certain debt is considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded for the 2002 period (excluding interest on the CRESTs) approximated $16.1 million.

         Gain on asset dispositions was $24.1 million for the 2001 period. This related to the five hotels sold in the 2001 period and represented the excess of the net proceeds of sale over the net book values of those assets.

         Minority interest expense was $1.3 million in the 2002 period and $6.6 million for the 2001 period. This $5.3 million decrease is primarily due to the non-accrual of the CREST interest offset by an increase in other minority interest expense due to higher net income levels for those hotels which the Company co-owns with its third-party minority equity partners. The Company ceased accruing interest on the CRESTs as these are considered to be unsecured debts of the Company. CREST interest not accrued for the 2002 period approximates $7.0 million.

         Reorganization items (mainly professional fees relating to the Chapter 11 filing) were $9.7 million for the 2002 period.

         Gain on extinguishment of debt was $4.4 million for the 2002 period (nil for the 2001 period). This relates to a discharge of indebtedness (principal plus interest accrued) in respect of Macon Hotel Associates (a 60% subsidiary of the Company) as a result of a Satisfaction and Release Agreement between Macon Hotel Associates and one of its lenders.

NET INCOME

         After a provision for income taxes of $0.2 million ($2.7 million for the 2001 period) and a gain on extinguishment of debt of $4.4 million for the 2002 period (nil for the 2001 period), the Company recorded a net loss of $11.0 million ($0.39 loss per share) compared with a net loss of $13.7 million ($0.48 loss per share) for the 2001 period, for the reasons discussed above.


INCOME TAXES

         As of December 31, 2001, Lodgian had net operating loss carryforwards of approximately $235 million for federal income tax purposes, which expire in 2004 through 2021. It is likely that under the Plan, substantial amounts of net operating losses will be utilized relating to debt cancellations. The Company's ability to use any remaining net operating loss carryforwards to offset future income is subject to other limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. In addition, the Company recognized an income tax provision of $0.2 million for the 2002 period ($2.7 million for the 2001 period), which related primarily to provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing.

         On December 20, 2001, the Company and eighty-one of its subsidiaries filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. The filing was precipitated by the weaker US economy, the decline in travel since the events of September 11 and the Company's heavy debt load. The Debtors are currently operating their businesses as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court while the Plan is being formulated.

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

         As a result of the Chapter 11 filing, the Company is prohibited from paying pre-petition claims (unless these are approved by the Bankruptcy Court) and creditors are prohibited from attempting to collect loans or debts arising prior to December 20, 2001. The Company, at its option, may assume or reject contracts entered into prior to the date of filing. Claims related to rejected contracts entered into prior to the date of the petitions would be treated as unsecured claims.

         The Company received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the Debtors authority to pay, among other things, certain pre-petition claims of its critical service vendors. The Company has been paying and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         The Debtors received debtor-in-possession financing of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtors to use the cash collateral of these lenders expires, one year from the date of filing or on the effective date of the Plan, whichever is earlier. This financing will allow the Company to operate in the normal course during the bankruptcy proceedings.

         Further, on July 12, 2002, Merrill Lynch Mortgage Capital, Inc. and/or its affiliates (the lender) signed a commitment to provide the Company with first mortgage exit financing aggregating $286.2 million. The loan is to be made to a special purpose entity to be owned and controlled by the Company following its reorganization and is to be secured by certain assets of the Company. On August 7, 2002, the Bankruptcy Court entered an order approving the financing commitment. However, the commitment is subject to, among other factors, the completion of the lender's legal due diligence, retention of certain hotel franchises, the absence of certain events of default with respect to the Company's other debt agreements, confirmation of the Plan by the Bankruptcy Court (shall not be stayed pending approval), acceptance of the Plan by the lender and the achievement of certain debt coverage ratios and EBITDA levels.

         In addition, the Company received approval from the Bankruptcy Court to pay the post-petition interest on debts relating to 76 of its properties. The Company has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 29 properties. Contractual interest not accrued between December 20, 2001 and June 30, 2002 amounted to $24.4 million. This is comprised of $1.3 million for the period December 20, 2001 to December 31, 2001, $11.4 million for the period January 1, 2002 to March 31, 2002 and $11.7 million for the period April 1, 2002 to June 30, 2002.

         As of August 14, 2002, the Debtors had not yet filed the Plan with the Bankruptcy Court but management believes that the Plan will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. The Company is currently in compliance with the terms of the DIP Facility. As of August 14, 2002, the Company had not borrowed from the facility but had issued two letters of credit totaling $950,000 against it.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in the 2002 period of $40.7 million, a 12.7% decrease from the $46.6 million in the 2001 period. The EBITDA margins for the 2002 period and the 2001 period were 19.6% and 19.4%, respectively. The Company has computed EBITDA without regard to the unusual items. During the 2002 period, the unusual items consisted of reorganization costs of $9.7 million and severance and restructuring costs of $0.1 million. The unusual charges for the 2001 period consisted of impairment charges of $4.6 million and severance and restructuring costs of $1.5 million. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 2002 period was $22.4 million compared with net cash used in operating activities of $1.4 million for the 2001 period.

         Cash flows used in investing activities were $10.7 million for the 2002 period and cash flows provided by investing activities were $50.2 million in the 2001 period. The 2002 amount includes capital expenditures of $9.4 million and deposits for capital expenditure escrows of $1.3 million. The 2001 amount includes capital expenditures of $15.9 million, net proceeds from the sale of assets of $64.6 million and withdrawals from capital expenditure escrows of $1.5 million.

         Cash flows used in financing activities were $1.1 million for the 2002 period and $50.2 million for the 2001 period. The 2002 amount consists of principal payments in respect of capital leases and payments on long-term obligations for debts not included in the Chapter 11 filing. The 2001 amount consists primarily of borrowings on the working capital revolver and repayments of long-term obligations.

         At June 30, 2002, the Company had a working capital surplus of $8.3 million as compared with a working capital surplus of $50,000 at December 31, 2001.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company's capital improvement plan for its properties for 2002 and 2003 is estimated at $71.6 million. Of the $71.6 million, $11.0 million was committed through July 31, 2002 and an additional $26.4 million is expected to be spent before the end of December 31, 2002. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position, cash from operations and if needed, from its DIP Facility or financing obtained on exiting Chapter 11.

         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million. The resulting gain on extinguishment of this indebtedness of $4.4 million is included in the Condensed Consolidated Financial Statements as an extraordinary item.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C which was not included in the bankruptcy petitions. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C, are recorded in liabilities subject to compromise in the balance sheets as of June 30, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Debtors' petitions for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Court. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels. See Note 10 to the Condensed Consolidated Financial Statements.

         Management believes that the combination of its current cash position, cash flow from operations, and the DIP Facility will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations during the Chapter 11 proceedings. However, there can be no assurance that this will be achieved. The Company's recent losses and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to obtain confirmation of the Plan under the Bankruptcy Code, (iv) to achieve profitable operations after such confirmation, and (v) to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Company will be successful in obtaining confirmation of the Plan by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing. Management believes that the DIP Facility, along with its current cash and cash provided by operations, will provide sufficient liquidity to fund its operations in the foreseeable future; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

CHANGES IN ACCOUNTING STANDARDS

         See Note 12 in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of changes in accounting standards.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accounting policies followed for quarterly reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The critical accounting policies adopted by the Company relate to capitalization, useful/depreciable lives of fixed assets, revenue recognition, impairment evaluations, income taxes and liabilities subject to compromise.

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

Asset impairment evaluation

         Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As required by GAAP, the Company periodically evaluates its real estate assets to determine if there has been any impairment in carrying value and records impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company recorded impairment losses of $4.0 million and $4.6 million for the three and six months ended June 30, 2001, respectively. As a result of the filing of the Chapter 11 Cases and related circumstances, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of such assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize additional impairment losses in future periods.

         Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petitions on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of SFAS 144, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets in accordance with GAAP. Also, during the fourth quarter of 2001, in connection with the bankruptcy petitions, the Company ceased marketing for sale four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

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

Liabilities subject to compromise

         Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 Cases including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations, (2) actions of the Bankruptcy Court, (3) further development with respect to disputed claims, (4) proofs of claim, or (5) other events. Payment terms for these amounts will be established under a plan of reorganization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. There has been no meaningful changes in the Company's market risk sensitive instruments since the filing of the Company's Form 10-K for the year ended December 31, 2001.

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

         As of August 14, 2002, the Debtors had not yet filed a plan of reorganization with the Bankruptcy Court but management believes that the plan of reorganization will result in most unsecured claims being settled for less than 100% of their face value and that the interests of the common stock holders will be significantly diluted.

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc. ("Hilton") filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtors' petitions under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. On August 7, 2002, the Company and Hilton entered into a stipulation resolving this matter. Unless an objection is raised, the Company expects this stipulation to be approved by the Bankruptcy Court in the ensuing days.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations. During the second quarter of 2002, the parties agreed, in principle, to consolidate and transfer this litigation to the Bankruptcy Court presiding over the Company's Chapter 11 proceedings. The Company hopes to reach a formal agreement regarding this transfer in the near future.

         Thomas Arasi, the Company's former President and Chief Executive Officer, has asserted a claim against the Company under his employment agreement. Mr. Arasi alleges that he was terminated without cause and claims damages in the amount of $3.3 million plus other unspecified amounts. The Company disputes Mr. Arasi's claims and believes it has valid defenses to this matter.

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company is unable to determine the impact of this matter should the plaintiffs succeed, but believes that it has valid defenses to this matter.

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

(b)      Reports on Form 8-K

         (i) A report on Form 8-K was filed on January 2, 2002 relating to the Chapter 11 filing of the Company and eighty-one of its subsidiaries.

         (ii) A report on Form 8-K was filed on June 6, 2002 relating to the dismissal of the Company's previous independent public accountants, Arthur Andersen LLP and the appointment of new independent public accountants, Deloitte and Touche LLP.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LODGIAN, INC.

Date:   August 14, 2002             By:         /s/  DAVID E. HAWTHORNE
                                          --------------------------------------
                                                   DAVID E. HAWTHORNE
                                          President and Chief Executive Officer




Date:   August 14, 2002             By:           /s/  RICHARD CARTOON
                                          --------------------------------------
                                                       RICHARD CARTOON
                                               Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


   EXHIBIT                                       DESCRIPTION
     NO
    10.1   -   Commitment letter from Merrill Lynch Mortgage Capital Inc. to provide first mortgage financing in the aggregate amount of $286,200,000 ("the Loan") to a special purpose entity ("the Borrower"), to be owned and controlled by Lodgian, Inc. ("the Company")
               following its reorganization.

    99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002