Form 10-Q/A
period 2002-06-30
LODGIAN INC
filed 2002-08-20
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------



                                  FORM 10-Q/A

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
                                                      =========   =========   ============   ============   ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current liabilities:
      Accounts payable                                $      --   $   5,141   $      8,358   $         --   $     13,499
      Accrued interest                                       --          --            135             --            135
      Other accrued liabilities                              --       7,001         32,654             --         39,655
      Advance deposits                                       --       1,154          1,184             --          2,338
      Current portion of long-term debt and capital
         lease obligations                                   --          --            266             --            266
                                                      ---------   ---------   ------------   ------------   ------------
            Total current liabilities                        --      13,296         42,597             --         55,893
  Other long-term debt and capital lease obligations         --          --          7,312             --          7,312
Liabilities Subject to Compromise                       199,256     427,790        301,786             --        928,832
Minority interests                                           --         354          6,298             --          6,652
Commitments and contingencies
Stockholders' deficit:
       Common stock                                         284          33            448           (481)           284
       Additional paid-in capital                       263,320      22,619        (46,924)        24,305        263,320
       Accumulated deficit                             (279,273)   (159,124)      (188,953)       348,077       (279,273)
       Accumulated other comprehensive loss                  --      (1,400)            --             --         (1,400)
                                                      ---------   ---------   ------------   ------------   ------------
             Total stockholders'  deficit               (15,669)   (137,872)      (235,429)       371,901        (17,069)
                                                      ---------   ---------   ------------   ------------   ------------
                                                      $ 183,587   $ 303,568   $    122,564   $    371,901   $    981,620
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

                                    LODGIAN, INC.

Date:   August 20, 2002             By:         /s/  DAVID E. HAWTHORNE
                                          --------------------------------------
                                                   DAVID E. HAWTHORNE
                                          President and Chief Executive Officer




Date:   August 20, 2002             By:           /s/  RICHARD CARTOON
                                          --------------------------------------
                                                       RICHARD CARTOON
                                               Executive Vice President and
                                                    Chief Financial Officer