Form 10-Q
period 2002-09-30
LODGIAN INC
filed 2002-11-14
CIK 1066138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________


                           COMMISSION FILE NO. 1-14537


                                  LODGIAN, INC.
             (Exact name of registrant as specified in its charter)


                            DELAWARE                                             52-2093696
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

   3445 PEACHTREE ROAD, N.E., SUITE 700, ATLANTA, GA               30326
   -------------------------------------------------             ----------
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


CLASS                                    OUTSTANDING AS OF NOVEMBER 4, 2002
-----------------                       ---------------------------------------
Common                                               28,479,837

                         LODGIAN, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements:
                       Condensed Consolidated Balance Sheets as of September 30, 2002
                       and December 31, 2001 (unaudited).........................................        1

                       Condensed Consolidated Statements of Operations for the
                       Three and Nine Months Ended September 30, 2002 and 2001
                       (unaudited)...............................................................        2

                       Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                       for the Nine Months Ended September 30, 2002 and for the
                       Years Ended December 31, 2001, 2000 and 1999 (unaudited)..................        3

                       Condensed Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2002 and 2001
                       (unaudited)...............................................................        4

                       Notes to Condensed Consolidated Financial Statements (unaudited)..........        5


Item 2.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................       22

Item 3.                Quantitative and Qualitative Disclosures about Market Risk................       33

Item 4.                Controls and Procedures...................................................       33


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings.........................................................       34

Item 2.                Changes in Securities.....................................................       35

Item 6.                Exhibits and Reports on Form 8-K..........................................       36

Signatures           ............................................................................       37

Certifications       ............................................................................       38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                            ------------------    -----------------
                                                                                          (UNAUDITED)
                                                                            ---------------------------------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                  ASSETS
Current assets:
     Cash and cash equivalents ..........................................       $  27,893          $  14,007
     Cash, restricted ...................................................           8,124              3,218
     Accounts receivable, net of allowances .............................          15,071             12,489
     Inventories ........................................................           7,208              7,223
     Prepaid expenses and other current assets ..........................           8,124              6,284
                                                                                ---------          ---------
            Total current assets ........................................          66,420             43,221
Property and equipment, net .............................................         891,576            913,968
Deposits for capital expenditures .......................................          16,867             15,813
Other assets ............................................................           3,457              2,360
                                                                                ---------          ---------
                                                                                $ 978,320          $ 975,362
                                                                                =========          =========
            LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
  Current liabilities:
      Accounts payable ..................................................       $  14,445          $   2,706
      Accrued interest ..................................................             517              1,192
      Other accrued liabilities .........................................          41,131             29,785
      Advance deposits ..................................................           2,145              1,771
      Current portion of long-term debt and capital lease obligations ...             266              7,717
                                                                                ---------          ---------
      Total current liabilities .........................................          58,504             43,171
  Other long-term debt and capital lease obligations ....................           7,270              7,652
Liabilities Subject to Compromise .......................................         929,249            925,894
Minority interests ......................................................           5,401              5,326
Commitments and contingencies
Stockholders' deficit:
   Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837
     issued and outstanding at September 30, 2002 and December 31, 2001               284                284
   Additional paid-in capital ...........................................         263,320            263,320
   Accumulated deficit ..................................................        (283,830)          (268,306)
   Accumulated other comprehensive loss .................................          (1,878)            (1,979)
                                                                                ---------          ---------
          Total stockholders' deficit ...................................         (22,104)            (6,681)
                                                                                ---------          ---------
                                                                                $ 978,320          $ 975,362
                                                                                =========          =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      --------------------------        --------------------------
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         2002             2001             2002            2001
                                                                      ---------        ---------        ---------        ---------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                 (UNAUDITED)
 Revenues:
   Rooms ..........................................................   $  82,284        $  85,161         $ 236,018       $ 261,116
   Food and beverage ..............................................      21,098           21,777            66,969          74,778
   Other ..........................................................       3,963            4,436            12,424          16,150
                                                                      ---------        ---------         ---------       ---------
                                                                        107,345          111,374           315,411         352,044
                                                                      ---------        ---------         ---------       ---------

 Operating expenses:
  Direct:
     Rooms ........................................................      23,137           23,227            65,782          71,604
     Food and beverage ............................................      16,119           16,886            49,146          55,041
     Other ........................................................       2,730            2,932             8,426           9,281
                                                                      ---------        ---------         ---------       ---------
                                                                         41,986           43,045           123,354         135,926
                                                                      ---------        ---------         ---------       ---------
       Gross contribution .........................................      65,359           68,329           192,057         216,118
 General, administrative and other ................................      42,955           47,554           128,930         148,716
 Depreciation and amortization ....................................      15,413           14,471            44,397          44,619
 Impairment of long-lived assets ..................................          --            2,270                --           6,835
 Severance and restructuring expenses .............................          --              624               139           2,091
                                                                      ---------        ---------         ---------       ---------
       Other operating expenses ...................................      58,368           64,919           173,466         202,261
                                                                      ---------        ---------         ---------       ---------
                                                                          6,991            3,410            18,591          13,857

 Other income (expenses):
   Interest income and other ......................................          (9)             158               446             638
   Interest expense (contractual interest: $16.4 million and $48.7 million for the three and nine months ended September 30,
      2002, respectively) .........................................      (8,378)         (18,464)          (24,641)        (57,833)
  Gain on asset dispositions ......................................          --               97                --          24,206
 Minority interests:
   Preferred redeemable securities (contractual interest: $3.6 million and $10.6 million for the three and nine months ended
      September 30, 2002, respectively) ...........................          --           (3,340)               --          (9,849)
   Other ..........................................................       1,348              (65)               17            (181)
                                                                      ---------        ---------         ---------       ---------
 Loss before income taxes, reorganization items and
     extraordinary items ..........................................         (48)         (18,204)           (5,587)        (29,162)
 Reorganization items .............................................      (4,433)              --           (14,129)             --
                                                                      ---------        ---------         ---------       ---------
 Loss before income taxes and extraordinary items .................      (4,481)         (18,204)          (19,716)        (29,162)
 Provision for income taxes .......................................         (76)            (129)             (227)         (2,829)
                                                                      ---------        ---------         ---------       ---------
 Loss before extraordinary items ..................................      (4,557)         (18,333)          (19,943)        (31,991)
 Extraordinary item:
    Gain on extinguishment of debt (net of income taxes of $0).....          --               --             4,419              --
                                                                      ---------        ---------         ---------       ---------
 Net loss .........................................................   $  (4,557)       $ (18,333)        $ (15,524)      $ (31,991)
                                                                      =========        =========         =========       =========

Loss per common share - basic and diluted:
 Loss before extraordinary items ..................................   $   (0.16)       $   (0.64)        $   (0.70)      $   (1.12)
 Extraordinary item ...............................................          --               --              0.16              --
                                                                      ---------        ---------         ---------       ---------
 Net loss .........................................................   $   (0.16)       $   (0.64)        $   (0.54)      $   (1.12)
                                                                      =========        =========         =========       =========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                     ACCUMULATED
                                                                                      ADDITIONAL        OTHER           TOTAL
                                             COMMON STOCK            PAID-IN         ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                        SHARES          AMOUNT       CAPITAL           DEFICIT      LOSS (net of tax)    EQUITY
                                      ----------      ----------    ----------      -------------   ----------------- -------------
                                                                     (Unaudited in thousands, except share data)
Balance at December 31, 1999 .....    28,130,325      $    281       $ 262,760       $ (37,587)        $  (912)        $ 224,542
401(k) Plan contribution .........       144,131             1             504              --              --               505
Director compensation ............        15,968                            56              --              --                56
Net loss .........................            --            --              --         (87,955)             --           (87,955)
Currency translation
  adjustments, net of tax ........            --            --              --              --            (268)             (268)
                                                                                                                       ---------
Comprehensive loss ...............            --            --              --              --              --           (88,223)
                                      ----------      --------       ---------       ---------         -------         ---------
Balance at December 31, 2000 .....    28,290,424           282         263,320        (125,542)         (1,180)          136,880
401(k) Plan contribution .........       189,413             2                                                                 2
Net loss .........................            --            --              --        (142,764)             --          (142,764)
Currency translation
  adjustments, net of tax ........            --            --              --              --            (799)             (799)
                                                                                                                       ---------
Comprehensive loss ...............                                                                                      (143,563)
                                      ----------      --------       ---------       ---------         -------         ---------
Balance at December 31, 2001 .....    28,479,837           284         263,320        (268,306)         (1,979)           (6,681)
Net loss .........................            --                                       (15,524)                          (15,524)
Currency translation
  adjustments, net of tax ........            --                                                           101               101
                                                                                                                       ---------
Comprehensive loss ...............                                                                                       (15,423)
                                      ----------      --------       ---------       ---------         -------         ---------
Balance at September 30, 2002 ....    28,479,837      $    284       $ 263,320       $(283,830)        $(1,878)        $ (22,104)
                                      ==========      ========       =========       =========         =======         =========

The comprehensive loss for the nine months ended September 30, 2001 was $32.7 million and for the three months ended September 30,
2002 and 2001 was $5.0 million and $18.8 million, respectively.

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                      2002               2001
                                                                    ---------          --------
                                                                           (IN THOUSANDS)
                                                                            (UNAUDITED)
 Operating activities:
  Net loss .................................................        $(15,524)          $(31,991)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ..........................          44,397             44,619
    Impairment of long-lived assets ........................              --              6,835
    Gain on extinguishment of debt .........................          (4,419)                --
    Minority interests .....................................             (17)            10,030
    Gain on sale of assets .................................              --            (24,206)
    Amortization of deferred loan fees .....................              --              4,620
    Other ..................................................              32                198
    Changes in operating assets and liabilities:
        Accounts receivable, net of allowances .............          (2,468)             3,026
        Inventories ........................................              15                537
        Prepaid expenses, other assets and restricted cash .          (6,746)              (621)
        Accounts payable ...................................          10,498             (7,283)
        Accrued liabilities ................................          10,805            (10,760)
        Advance deposits ...................................             374                208
                                                                    --------           --------
Net cash provided by (used in) operating activities ........          36,947             (4,788)
Investing activities:
  Capital improvements .....................................         (19,506)           (21,528)
  Proceeds from sale of assets, net of related selling costs              --             64,590
  (Deposits) withdrawals for capital expenditures ..........          (1,054)              (417)
  Other ....................................................            (767)                --
                                                                    --------           --------
Net cash (used in) provided by investing activities ........         (21,327)            42,645
                                                                    --------           --------
Financing activities:
  Proceeds from borrowings on working capital revolver .....              --             16,000
  Principal payments on long-term obligations ..............          (1,234)           (68,669)
  Payments of deferred loan costs ..........................            (500)              (565)
                                                                    --------           --------
Net cash used in financing activities ......................          (1,734)           (53,234)
                                                                    --------           --------
Net increase (decrease) in cash and cash equivalents .......          13,886            (15,377)
Cash and cash equivalents at beginning of period ...........          14,007             21,002
                                                                    --------           --------
Cash and cash equivalents at end of period .................        $ 27,893           $  5,625
                                                                    ========           ========
Supplemental cash flow information:
Cash paid during the period for:
  Interest, net of amount capitalized ......................        $ 25,058           $ 61,226
                                                                    ========           ========
  Income taxes, net of refunds .............................        $    125           $    103
                                                                    ========           ========
Operating cash receipts and payments
 resulting from Chapter 11 proceedings:
 Interest received .........................................        $    175           $     --
 Professional fees paid ....................................        $  8,913           $     --
 Other reorganization payments .............................        $    825           $     --
                                                                    ========           ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LODGIAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL

         The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian exercises control (collectively "Lodgian" or the "Company"). Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint ventures' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. One unconsolidated entity (the "Unconsolidated Entity") which owns one hotel is accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

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

2.       BANKRUPTCY FILING, CHAPTER 11 FINANCING AND GOING CONCERN MATTERS

Bankruptcy Filing

         On December 20, 2001, the Company, eighty of its subsidiaries and the Unconsolidated Entity (the "Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         Pursuant to the Company's Chapter 11 Cases, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the "Joint Plan") relating to subsidiaries owning 85 hotels and the Unconsolidated Entity. The Joint Plan excludes Raleigh Downtown Enterprises, Inc. (which owns one hotel) and two subsidiaries, Impac Hotels II, LLC and Impac Hotels III, LLC (the "Impac Debtors") which together own eighteen hotels. The hotel assets of the Impac Debtors substantially secure mortgage financing totaling $108.8 million. The Impac Debtors and Raleigh Downtown Enterprises, Inc. intend to file a separate plan or plans of reorganization which were not the subject of the Joint Plan approved by the Bankruptcy Court on November 5, 2002. Except for eight subsidiaries (the "Liquidating Debtors") which own eight hotels, the Joint Plan will become effective on the finalization of the exit financing with Merrill Lynch Mortgage Lending, Inc. ("Merrill"). With respect to the Liquidating Debtors, the Joint Plan provides for the surrender of the related hotel assets to the secured lenders of these subsidiaries, on the payment in full of all allowed administrative

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


expense claims, allowed priority claims and allowed priority non-tax claims.
On the effective date of the Joint Plan, the existing equity shares will be cancelled, the bondholders and general unsecured creditors will receive a combination of preferred and common stock while the existing shareholders and the holders of Convertible Redeemable Equity Structured Trust Securities (CRESTS) will receive a combination of stock warrants and common stock. On distribution of the new shares, the interests of the existing shareholders will be significantly diluted. In addition, the Company expects to implement fresh start accounting on the effective date of the Joint Plan in accordance with Statement of Position 90-7- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

                  Though the Impac Debtors will remain in Chapter 11 after the effective date of the Joint Plan, the Company and the Impac Debtors have reached an agreement with the lenders of these subsidiaries which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount. The payment by the Impac Debtors must be made no later than May 31, 2003. The Impac Debtors will remain in Chapter 11 until they pay the agreed amount. If the Impac Debtors are unable to pay the agreed amount prior to the required date, the hotel assets will be surrendered to the lenders pursuant to the agreement.

             At September 30, 2002 and December 31, 2001, the assets and liabilities of the operating and non-operating subsidiaries excluded from the Chapter 11 Cases are as follows (amounts in thousands):

                                  September 30, 2002     December 31, 2001
                                  ------------------     -----------------
Assets                              $  12,955              $  13,357

Liabilities                         $ (25,330)             $ (28,107)


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

         The Company received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the Debtors authority to pay, among other obligations, certain pre-petition claims of its critical service vendors. The Company has been paying and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         In addition, the Company received approval from the Bankruptcy Court to pay the post-petition interest on debts relating to 76 of its properties and the Unconsolidated Entity. The Company has also continued to pay interest on a capital lease in respect of Raleigh Downtown Enterprises, Inc. but has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 27 properties. Contractual interest not accrued (including interest on the CRESTS) between December 20, 2001 and September 30, 2002 amounted to $36.0 million. This is comprised of $1.3 million for the period December 20, 2001 to December 31, 2001 and $34.7 for the period January 1, 2002 to September 30, 2002 ($11.6 million for the third quarter 2002).

Chapter 11 Financing

         In connection with its Chapter 11 filing, the Debtors received debtor-in-possession financing (the "DIP Facility") of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtors to use the cash collateral of these lenders expires one year from the date of filing or on the effective date of the reorganization plan, whichever is earlier.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         Further, on July 12, 2002, Merrill signed a commitment to provide the Company with first mortgage exit financing aggregating $286.2 million. The loan is to be made to one or more special purpose entities to be owned and controlled by the Company following its reorganization and is to be secured by certain assets of the Company. On August 7, 2002, the Bankruptcy Court entered an order approving the financing commitment. However, the commitment is subject to, among other factors, the completion of Merrill's legal due diligence, retention of certain hotel franchises, the absence of certain events of default with respect to the Company's other debt agreements, acceptance of the Joint Plan by Merrill and the achievement of certain debt coverage ratios and EBITDA levels. Subsequent to August 7, 2002, the Company and Merrill agreed to increase the commitment to an amount which is in excess of $286.2 million. As of November 14, 2002, the exact amount had not yet been determined.

Going Concern

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors: (i) the Company's ability to comply with the debtor-in-possession financing (DIP Facility) agreements,
(ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002. There can be no assurance that the effective date of the Joint Plan will occur before December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing.

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

         Management currently believes that 28 of its hotels are significantly overleveraged in that the estimated fair value of these hotels does not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions, with the exception of interest on a capital lease relating to Raleigh Downtown Enterprises, Inc. With respect to the remaining 76 hotels and the Unconsolidated Entity that are currently in Chapter 11, management presently believes the value of these hotels exceeds the outstanding debt on these properties. Accordingly, with the approval of the Bankruptcy Court, the Company agreed to pay interest on these debts. However, while the Company is in Chapter 11, the value of these properties may be adversely affected by changes in the economy, changes in the hospitality industry, actions taken or that may be taken by the franchisors and the Company's ability to obtain exit financing. Furthermore, management believes the significant terms of these debts could also be

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


compromised as a result of the Chapter 11 Cases. Accordingly, management classifies all of its secured debt as liabilities subject to compromise in the accompanying balance sheets at September 30, 2002 and December 31, 2001.

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

         The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of September 30, 2002 and December 31, 2001, are identified below: (amounts in thousands)


                                                                                 September 30,   December 31,
                                                                                     2002           2001
                                                                                 -------------  -------------
Long-term debt and capital lease obligations                                      $ 488,614      $  485,774
Senior Subordinated Notes (including related accrued interest)                      210,549         210,549
Minority interest - preferred redeemable securities (including related accrued      197,218         197,218
  interest) - CRESTS
Accounts payable                                                                     23,624          22,698
Accrued liabilities (including accrued interest of $1,227 and $1,027 at
  September 30, 2002 and December 31, 2001, respectively)                             9,244           9,655
                                                                                  ---------      ----------
                                                                                  $ 929,249      $  925,894
                                                                                  =========      ==========

Summary of Reorganization Items

         The results for the three and nine month period ended September 30, 2002 include charges which relate to the reorganization process and the Chapter 11 Cases. The table below summarizes these reorganization charges (amounts in thousands):

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30, 2002         SEPTEMBER 30, 2002
                                             ------------------         ------------------
   Legal and professional fees                    $3,782                    $12,434
   Other                                             651                      1,695
                                                  ------                    -------
                                                  $4,433                    $14,129
                                                  ======                    =======

4.       CASH, RESTRICTED

         Restricted cash as of September 30, 2002 comprises utility deposits of $1.0 million, a reorganization deposit of $0.1 million, a restricted payroll deposit of $0.5 million, property tax escrows of $2.7 million and cash generated from certain highly leveraged properties of $3.8 million (restricted to expenditures on properties in the same lender pool).

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


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

         Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petitions on December 20, 2001, the Company determined that 29 of its hotels (28 as of September 30, 2002) were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions, with the exception of interest on a capital lease relating to Raleigh Downtown Enterprises, Inc. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of SFAS 144, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets in accordance with GAAP. Also, during the fourth quarter of 2001, in connection with the bankruptcy petitions, the Company ceased marketing for sale four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.


6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                             ----------------------------         ----------------------------
                                                                2002             2001               2002               2001
                                                             ---------       ------------         ----------        ----------
                                                                          (In thousands, except per share data)
Numerator:
 Loss before extraordinary items ..................          $ (4,557)          $(18,333)          $(19,943)          $(31,991)
 Extraordinary item ...............................                --                 --              4,419                 --
                                                             --------           --------           --------           --------
 Net loss .........................................          $ (4,557)          $(18,333)          $(15,524)          $(31,991)
                                                             ========           ========           ========           ========
Denominator:
  Denominator for basic and diluted earnings (loss)
   per share - weighted-average shares ............            28,480             28,685             28,480             28,465
                                                             ========           ========           ========           ========

Loss per common share - basic and diluted:
 Loss before extraordinary items ..................          $  (0.16)          $  (0.64)          $  (0.70)          $  (1.12)
 Extraordinary item ...............................                --                 --               0.16                 --
                                                             --------           --------           --------           --------
 Net loss .........................................          $  (0.16)          $  (0.64)          $  (0.54)          $  (1.12)
                                                             ========           ========           ========           ========


         The computation of diluted earnings per share did not include shares associated with the assumed conversion of the Convertible Redeemable Equity Structure Trust Securities (CRESTS) or stock options because their inclusion would have been antidilutive.

\


                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


7.       OTHER ACCRUED LIABILITIES

         At September 30, 2002 and December 31, 2001, other accrued liabilities consisted of the following:

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                2002            2001
                                                                             ---------------------------
                                                                                   (IN THOUSANDS)
    Salaries and related costs..............................................  $ 17,980       $ 13,105
    Property and sales taxes................................................    22,170         16,518
    Professional fees.......................................................       800          1,048
    Other...................................................................     8,198          7,742
                                                                              --------       --------
                                                                                49,148         38,413
    Less amounts included in liabilities subject to compromise..............    (8,017)        (8,628)
                                                                              --------       --------
                                                                              $ 41,131       $ 29,785
                                                                              ========       ========


8. OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND PREFERRED REDEEMABLE SECURITIES

         In connection with its Chapter 11 filing, the Debtors received debtor-in-possession financing (the "DIP Facility") of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtors to use the cash collateral of these lenders expires one year from the date of filing or on the effective date of the reorganization plan, whichever is earlier.

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. As of November 14, 2002, the Company had not borrowed from the facility but had issued two letters of credit totaling $950,000 against it.

         Further, on July 12, 2002, Merrill signed a commitment to provide the Company with first mortgage exit financing aggregating $286.2 million. The loan is to be made to one or more special purpose entities to be owned and controlled by the Company following its reorganization and is to be secured by certain assets of the Company. On August 7, 2002, the Bankruptcy Court entered an order approving the financing commitment. However, the commitment is subject to, among other factors, the completion of Merrill's legal due diligence, retention of certain hotel franchises, the absence of certain events of default with respect to the Company's other debt agreements, acceptance of the Joint Plan by Merrill and the achievement of certain debt coverage ratios and EBITDA levels. Subsequent to August 7, 2002, the Company and Merrill agreed to increase the commitment to an amount which is in excess of $286.2 million. As of November 14, 2002, the exact amount of the increase had not yet been determined.

         In addition, the Company received approval from the Bankruptcy Court to pay the post-petition interest on debts relating to 76 of its properties and the Unconsolidated Entity. The Company has also continued to pay interest relating to a capital lease in respect of Raleigh Downtown Enterprises, Inc but has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 27 properties. Contractual interest not accrued (including interest on the CRESTS) between December 20, 2001 and September 30, 2002 amounted to $36.0 million. This is comprised of $1.3 million for the period December 20, 2001 to December 31, 2001 and $34.7 for the period January 1, 2002 to September 30, 2002 ($11.6 million for the third quarter 2002).

         Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity. In addition, Lodgian, Inc. has guaranteed substantially all of the franchise obligations of its operating subsidiaries.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


         On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the ownership interests of Macon Hotel Associates, L.L.C. ("MHA") were due. The Company owns a 60% controlling interest in MHA. MHA's sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million. The resulting gain on extinguishment of this indebtedness of $4.4 million, net of tax, is included in these financial statements as an extraordinary item.

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C. which was not included in the bankruptcy petitions. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C., are recorded in liabilities subject to compromise in the balance sheets as of September 30, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Company's petitions for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Court. Were the automatic stay in respect of these franchise agreements to be lifted, this could negatively impact operating results and the value of the Company's hotels. The Company has since entered into stipulations with most of its franchisors which makes it unlikely that they would proceed with actions under these default provisions. See Note 10 below.

9.       INCOME TAXES

         The Company recorded an income tax provision of $0.2 million for the nine month period ended September 30, 2002 ($0.1 million for the third quarter
2002). This related primarily to provisions for state income taxes.

10.      COMMITMENTS AND CONTINGENCIES

         Substantially, all the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $497 million has been guaranteed by Lodgian, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity. In addition, Lodgian, Inc. has guaranteed substantially all of the franchise obligations of its operating subsidiaries.

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc ("Hilton") filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtors' petitions under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. With the approval of the Bankruptcy Court, the Company and Hilton entered into a stipulation resolving this matter.

         The Company is contingently liable in respect of three pre-petition irrevocable letters of credit totaling $7.1 million issued as guarantees to Zurich Insurance Company and Safeco Insurance Company of America. Additionally, two letters of credit for $950,000 were issued against the DIP Facility. All letters of credit expire on the effective date of the Joint Plan and will be replaced by new facilities.

                         LODGIAN, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


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

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company believes that it has valid defenses to this matter. Though the ultimate outcome of this matter cannot be predicted with certainty, it is the opinion of management that the resolution will not have a material adverse effect on the Company's financial position or results of operations.

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

                         LODGIAN, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

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

         Richard Cartoon, the Company's Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon's services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon's services, the Company was billed $68,000 and $314,000 for other support and services provided by associates of Richard Cartoon, LLC for the three and nine month period ended September 30, 2002, respectively. The Company expects to continue to utilize such support and services as needed through the restructuring process.

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

         The following supplemental condensed consolidating financial statements present balance sheets as of September 30, 2002 and December 31, 2001, statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. In the condensed consolidating financial statements, Lodgian, Inc. (the "Parent") accounts for its investments in wholly owned subsidiaries using the equity method.

                        LODGIAN, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
                                                                             ASSETS
Current assets:
     Cash and cash equivalents ...............................    $      --     $  21,919     $   5,974     $      --     $  27,893
     Cash, restricted ........................................           --            --         8,124            --         8,124
     Accounts receivable, net of allowances ..................           --         7,460         7,611            --        15,071
     Inventories .............................................           --         3,278         3,930            --         7,208
     Prepaid expenses and other current assets ...............           --           166         7,958            --         8,124
                                                                  ---------     ---------     ---------     ---------     ---------
            Total current assets .............................           --        32,823        33,597            --        66,420
Property and equipment, net ..................................           --       520,271       371,305            --       891,576
Deposits for capital expenditures ............................           --            72        16,795            --        16,867
Investment in consolidated entities ..........................     (376,456)           --            --       376,456            --
Due from (to) affiliates .....................................      555,486      (253,425)     (302,061)           --            --
Other assets .................................................           --         1,165         2,292            --         3,457
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                  $ 179,030     $ 300,906     $ 121,928     $ 376,456     $ 978,320
                                                                  =========     =========     =========     =========     =========

                                                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current liabilities:
      Accounts payable .......................................    $      --     $   5,943     $   8,502     $      --     $  14,445
      Accrued interest .......................................           --           339           178            --           517
      Other accrued liabilities ..............................           --         6,473        34,658            --        41,131
      Advance deposits .......................................           --           996         1,149            --         2,145
      Current portion of long-term debt and capital
        lease obligations.....................................           --            --           266            --           266
                                                                  ---------     ---------     ---------     ---------     ---------
            Total current liabilities ........................           --        13,751        44,753            --        58,504
  Other long-term debt and capital lease obligations .........           --            --         7,270            --         7,270
Liabilities Subject to Compromise ............................      199,256       428,101       301,892            --       929,249
Minority interests ...........................................           --           188         5,213            --         5,401
Commitments and contingencies
Stockholders' deficit:
       Common stock ..........................................          284            33           448          (481)          284
       Additional paid-in capital ............................      263,320        22,619       (46,924)       24,305       263,320
       Accumulated deficit ...................................     (283,830)     (161,908)     (190,724)      352,632      (283,830)
       Accumulated other comprehensive loss ..................           --        (1,878)           --            --        (1,878)
                                                                  ---------     ---------     ---------     ---------     ---------
             Total stockholders'  deficit ....................      (20,226)     (141,134)     (237,200)      376,456       (22,104)
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                  $ 179,030     $ 300,906     $ 121,928     $ 376,456     $ 978,320
                                                                  =========     =========     =========     =========     =========


                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
                                                                ASSETS
Current assets:
     Cash and cash equivalents ...............................    $       6     $   6,550     $   7,451     $      --     $  14,007
     Cash, restricted ........................................           --            --         3,218            --         3,218
     Accounts receivable, net of allowances ..................           --         5,921         6,568            --        12,489
     Inventories .............................................           --         3,320         3,903            --         7,223
     Prepaid expenses and other current assets ...............           --           143         6,141            --         6,284
                                                                   --------      --------      --------      --------      --------
            Total current assets .............................            6        15,934        27,281            --        43,221
Property and equipment, net ..................................           --       532,163       381,805            --       913,968
Deposits for capital expenditures ............................           --            91        15,722            --        15,813
Investment in consolidated entities ..........................     (361,752)           --            --       361,752            --
Due from (to) affiliates .....................................      556,300      (247,346)     (308,954)           --            --
Other assets .................................................           --         1,122         1,238            --         2,360
                                                                   --------      --------      --------      --------      --------
                                                                  $ 194,554     $ 301,964     $ 117,092     $ 361,752     $ 975,362
                                                                   ========      ========      ========      ========      ========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities Not Subject to Compromise:
Current liabilities:
      Accounts payable .......................................    $      --     $     280     $   2,426      $     --     $   2,706
      Accrued interest .......................................           --            --         1,192            --         1,192
      Other accrued liabilities ..............................           --         4,837        24,948            --        29,785
      Advance deposits .......................................           --           896           875            --         1,771
      Current portion of long-term debt and capital
         lease obligations....................................           --            --         7,717            --         7,717
                                                                   --------      --------      --------      --------      --------
            Total current liabilities ........................           --         6,013        37,158            --        43,171
  Other long-term debt and capital lease obligations .........           --            --         7,652            --         7,652
Liabilities Subject to Compromise ............................      199,256       428,528       298,110            --       925,894
Minority interests - other ...................................           --            --         5,326            --         5,326
Commitments and contingencies
Stockholders' deficit:
       Common stock ..........................................          284            33           448          (481)          284
       Additional paid-in capital ............................      263,320        22,619       (46,924)       24,305       263,320
       Accumulated deficit ...................................     (268,306)     (153,250)     (184,678)      337,928      (268,306)
       Accumulated other comprehensive loss ..................           --        (1,979)           --            --        (1,979)
                                                                   --------      --------      --------      --------      --------
             Total stockholders'  deficit ....................       (4,702)     (132,577)     (231,154)      361,752        (6,681)
                                                                   --------      --------      --------      --------      --------
                                                                   $194,554      $301,964      $117,092      $361,752      $975,362
                                                                   ========      ========      ========      ========      ========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
Revenues:
  Rooms ......................................................    $      --     $  40,878     $  41,406     $      --    $  82,284
  Food and beverage ..........................................           --        10,485        10,613            --       21,098
  Other ......................................................           --         2,024         1,939            --        3,963
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        53,387        53,958            --      107,345
                                                                  ---------     ---------     ---------     ---------    ---------

Operating expenses:
 Direct:
    Rooms ....................................................           --        11,536        11,601            --       23,137
    Food and beverage ........................................           --         8,121         7,998            --       16,119
    Other ....................................................           --         1,383         1,347            --        2,730
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        21,040        20,946            --       41,986
                                                                  ---------     ---------     ---------     ---------    ---------
       Gross contribution ....................................           --        32,347        33,012            --       65,359

General, administrative and other ............................           --        20,999        21,956            --       42,955
Depreciation and amortization ................................           --         7,332         8,081            --       15,413
Impairment of long-lived assets ..............................           --            --             0            --
Severance and restructuring expenses .........................           --            --             0            --           --
                                                                  ---------     ---------     ---------     ---------    ---------
            Other operating expenses .........................           --        28,331        30,037            --       58,368
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --         4,016         2,975            --        6,991

Other income (expenses):
  Interest income and other ..................................           --            --            (9)           --           (9)
  Interest expense ...........................................           --        (4,745)       (3,633)           --       (8,378)
  Equity in losses of consolidated subsidiaries ..............       (4,481)           --            --         4,481           --
Minority interests ...........................................           --           165         1,183            --        1,348
                                                                  ---------     ---------     ---------     ---------    ---------
(Loss) income before income taxes, reorganization items and
   extraordinary items .......................................       (4,481)         (564)          516         4,481          (48)
Reorganization items .........................................           --        (2,222)       (2,211)           --       (4,433)
                                                                  ---------     ---------     ---------     ---------    ---------
(Loss) income before income taxes and extraordinary items.....       (4,481)       (2,786)       (1,695)        4,481       (4,481)
Provision for income taxes ...................................          (76)           --           (76)           76          (76)
                                                                  ---------     ---------     ---------     ---------    ---------
(Loss) income before extraordinary items .....................       (4,557)       (2,786)       (1,771)        4,557       (4,557)
Extraordinary item:
  Gain on extinguishment of debt (net of income taxes of $0)             --            --            --            --           --
                                                                  ---------     ---------     ---------     ---------    ---------
Net income (loss) ............................................    $  (4,557)    $  (2,786)    $  (1,771)    $   4,557    $  (4,557)
                                                                  =========     =========     =========     =========    =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
Revenues:
  Rooms ......................................................    $      --     $  41,871     $  43,290     $      --    $  85,161
  Food and beverage ..........................................           --        10,761        11,016            --       21,777
  Other ......................................................           --         2,170         2,266            --        4,436
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        54,802        56,572            --      111,374
                                                                  ---------     ---------     ---------     ---------    ---------

Operating expenses:
 Direct:
    Rooms ....................................................           --        11,306        11,921            --       23,227
    Food and beverage ........................................           --         8,388         8,498            --       16,886
    Other ....................................................           --         1,479         1,453            --        2,932
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        21,173        21,872            --       43,045
                                                                  ---------     ---------     ---------     ---------    ---------
       Gross contribution ....................................           --        33,629        34,700            --       68,329

General, administrative and other ............................           --        21,270        26,284            --       47,554
Depreciation and amortization ................................           --         6,626         7,845            --       14,471
Impairment of long-lived assets ..............................           --         2,270             0            --        2,270
Severance and restructuring expenses .........................           --            --           624            --          624
                                                                  ---------     ---------     ---------     ---------    ---------
            Other operating expenses .........................           --        30,166        34,753            --       64,919
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --         3,463           (53)           --        3,410

Other income (expenses):
  Interest income and other ..................................           --            --           158            --          158
  Interest expense ...........................................           --       (11,524)       (6,940)           --      (18,464)
  Gain on asset dispositions .................................           --            62            35            --           97
  Equity in losses of consolidated subsidiaries ..............      (18,204)           --            --        18,204           --
Minority interests:
  Preferred redeemable securities ............................           --            --        (3,340)           --       (3,340)
  Other ......................................................           --          (205)          140            --          (65)
                                                                  ---------     ---------     ---------     ---------    ---------
Loss before income taxes .....................................      (18,204)       (8,204)      (10,000)       18,204      (18,204)
Provision for income taxes ...................................         (129)         (129)           --           129         (129)
                                                                  ---------     ---------     ---------     ---------    ---------
                 Net loss ....................................    $ (18,333)    $  (8,333)    $ (10,000)    $  18,333    $ (18,333)
                                                                  =========     =========     =========     =========    =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
Revenues:
  Rooms ......................................................    $      --     $ 116,188     $ 119,830     $      --     $ 236,018
  Food and beverage ..........................................           --        33,439        33,530            --        66,969
  Other ......................................................           --         6,224         6,200            --        12,424
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                         --       155,851       159,560            --       315,411
                                                                  ---------     ---------     ---------     ---------     ---------

Operating expenses:
 Direct:
    Rooms ....................................................           --        32,474        33,308            --        65,782
    Food and beverage ........................................           --        24,758        24,388            --        49,146
    Other ....................................................           --         4,094         4,332            --         8,426
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                         --        61,326        62,028            --       123,354
                                                                  ---------     ---------     ---------     ---------     ---------
      Gross contribution .....................................           --        94,525        97,532            --       192,057

General, administrative and other ............................           --        62,022        66,908            --       128,930
Depreciation and amortization ................................           --        21,555        22,842            --        44,397
Impairment of long-lived assets ..............................           --            --             0            --            --
Severance and restructuring expenses .........................           --            --           139            --           139
                                                                  ---------     ---------     ---------     ---------     ---------
            Other operating expenses .........................           --        83,577        89,889            --       173,466
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                         --        10,948         7,643            --        18,591

Other income (expenses):
  Interest income and other ..................................           --            --           446            --           446
  Interest expense ...........................................           --       (13,286)      (11,355)           --       (24,641)
  Equity in losses of consolidated subsidiaries ..............      (19,716)           --            --        19,716            --
Minority interests ...........................................           --           (37)           54            --            17
                                                                  ---------     ---------     ---------     ---------     ---------
Loss before income taxes, reorganization items and
  extraordinary items ........................................      (19,716)       (2,375)       (3,212)       19,716        (5,587)
Reorganization items .........................................           --        (7,103)       (7,026)           --       (14,129)
                                                                  ---------     ---------     ---------     ---------     ---------
Loss before income taxes and extraordinary items .............      (19,716)       (9,478)      (10,238)       19,716       (19,716)
Provision for income taxes ...................................         (227)           --          (227)          227          (227)
                                                                  ---------     ---------     ---------     ---------     ---------
Loss before extraordinary items ..............................      (19,943)       (9,478)      (10,465)       19,943       (19,943)
Extraordinary item:
 Gain on extinguishment of debt (net of income taxes of $0) ..        4,419            --         4,419        (4,419)        4,419
                                                                  ---------     ---------     ---------     ---------     ---------
Net loss .....................................................    $ (15,524)    $  (9,478)    $  (6,046)    $  15,524     $ (15,524)
                                                                  =========     =========     =========     =========     =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                SUBSIDIARY  NON-GUARANTOR                   TOTAL
                                                                    PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------    -----------  -------------  ------------ -----------
                                                                                             (UNAUDITED)
                                                                                           (IN THOUSANDS)
Revenues:
  Rooms ......................................................    $      --     $ 127,357     $ 133,759     $      --    $ 261,116
  Food and beverage ..........................................           --        36,862        37,916            --       74,778
  Other ......................................................           --         7,601         8,549            --       16,150
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --       171,820       180,224            --      352,044
                                                                  ---------     ---------     ---------     ---------    ---------

Operating expenses:
 Direct:
    Rooms ....................................................           --        34,843        36,761            --       71,604
    Food and beverage ........................................           --        27,197        27,844            --       55,041
    Other ....................................................           --         4,503         4,778            --        9,281
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        66,543        69,383            --      135,926
                                                                  ---------     ---------     ---------     ---------    ---------
       Gross contribution ....................................           --       105,277       110,841            --      216,118

General, administrative and other ............................           --        65,967        82,749            --      148,716
Depreciation and amortization ................................           --        20,597        24,022            --       44,619
Impairment of long-lived assets ..............................           --         3,535         3,300            --        6,835
Severance and restructuring expenses .........................           --            --         2,091            --        2,091
                                                                  ---------     ---------     ---------     ---------    ---------
            Other operating expenses .........................           --        90,099       112,162            --      202,261
                                                                  ---------     ---------     ---------     ---------    ---------
                                                                         --        15,178        (1,321)           --       13,857

Other income (expenses):
  Interest income and other ..................................           --            --           638            --          638
  Interest expense ...........................................           --       (36,215)      (21,618)           --      (57,833)
  (Loss) gain on asset dispositions ..........................           --          (178)       24,384            --       24,206
  Equity in losses of consolidated subsidiaries ..............      (29,162)           --            --        29,162           --
Minority interests:
  Preferred redeemable securities ............................           --            --        (9,849)           --       (9,849)
  Other ......................................................           --          (205)           24            --         (181)
                                                                  ---------     ---------     ---------     ---------    ---------
Loss  before income taxes ....................................      (29,162)      (21,420)       (7,742)       29,162      (29,162)
Provision for income taxes ...................................       (2,829)         (129)       (2,700)        2,829       (2,829)
                                                                  ---------     ---------     ---------     ---------    ---------
                 Net loss ....................................    $ (31,991)    $ (21,549)    $ (10,442)    $  31,991    $ (31,991)
                                                                  =========     =========     =========     =========    =========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                  PARENT AND    SUBSIDIARY   NON-GUARANTOR     TOTAL
                                                                 ELIMINATIONS   GUARANTORS   SUBSIDIARIES   CONSOLIDATED
                                                                 ------------   -----------  -------------  ------------
                                                                                        (UNAUDITED)
                                                                                      (IN THOUSANDS)
Operating activities:
 Net loss ....................................................       $--       $(9,478)     $ (6,046)      $(15,524)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization ..............................        --        21,555        22,842         44,397
  Gain on extinguishment of debt .............................        --            --        (4,419)        (4,419)
  Minority interests .........................................        --            36           (53)           (17)
  Other ......................................................        --           931          (899)            32
 Changes in operating assets and liabilities:
  Accounts receivable, net of allowances .....................        --        (1,539)         (929)        (2,468)
  Inventories ................................................        --            42           (27)            15
  Prepaid expenses, other assets and restricted cash..........        --           (23)       (6,723)        (6,746)
  Accounts payable ...........................................        --         5,663         4,835         10,498
  Accrued liabilities ........................................        --         1,553         9,252         10,805
  Advance deposits ...........................................        --           100           274            374
                                                                     ---       -------      --------       --------
Net cash provided by operating activities ....................        --        18,840        18,107         36,947
                                                                     ---       -------      --------       --------
Investing activities:
  Capital improvements .......................................        --        (9,449)      (10,057)       (19,506)
  Withdrawals (deposits) for capital expenditures ............        --            19        (1,073)        (1,054)
  Other ......................................................                    (120)         (647)          (767)
                                                                     ---       -------      --------       --------
  Net cash used in investing activities ......................        --        (9,550)      (11,777)       (21,327)
                                                                     ---       -------      --------       --------
Financing activities:
  Proceeds (paid to) received from related parties ...........        (6)        6,079        (6,073)            --
  Principal payments on long-term obligations ................        --          (541)         (693)        (1,234)
  Payments of deferred loan costs ............................                      --          (500)          (500)
                                                                     ---       -------      --------       --------
  Net cash (used in) provided by financing activities ........        (6)        5,538        (7,266)        (1,734)
                                                                     ---       -------      --------       --------
Net (decrease) increase in cash and cash equivalents .........        (6)       14,828          (936)        13,886
Cash and cash equivalents at beginning of period .............         6         6,550         7,451         14,007
                                                                     ---       -------      --------       --------
Cash and cash equivalents at end of period ...................       $--       $21,378      $  6,515       $ 27,893
                                                                     ===       =======      ========       ========

                         LODGIAN, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         LODGIAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                         PARENT AND    SUBSIDIARY  NON-GUARANTOR      TOTAL
                                                                        ELIMINATIONS   GUARANTORS   SUBSIDIARIES  CONSOLIDATED
                                                                        ------------  -----------  -------------  ------------
                                                                                                  (UNAUDITED)
                                                                                                (IN THOUSANDS)

Operating activities:
        Net loss .......................................................    $  --     $(21,549)    $(10,442)      $(31,991)
        Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Depreciation and amortization .................................       --       20,597       24,022         44,619
         Impairment of long-lived assets ...............................       --        3,535        3,300          6,835
         Minority interests ............................................       --          205        9,825         10,030
         Loss (gain) on sale of assets .................................       --          178      (24,384)       (24,206)
         Amortization of deferred loan fees ............................       --        3,046        1,574          4,620
         Other .........................................................      550            3         (355)           198
        Changes in operating assets and liabilities:
         Accounts receivable, net of allowances ........................       --          (69)       3,095          3,026
         Inventories ...................................................       --          323          214            537
         Prepaid expenses, other assets and restricted cash.............       --          (28)        (593)          (621)
         Accounts payable ..............................................       --           41       (7,324)        (7,283)
         Accrued liabilities ...........................................       --       (7,246)      (3,514)       (10,760)
         Advance deposits ..............................................       --          144           64            208
                                                                            -----     --------     --------       --------
       Net cash provided by (used in) operating activities ............      550         (820)      (4,518)        (4,788)
                                                                            -----     --------     --------       --------
       Investing activities:
         Capital improvements ..........................................       --      (14,709)      (6,819)       (21,528)
         Proceeds from sale of assets, net of related selling costs ....       --        8,862       55,728         64,590
         Withdrawals (deposits) for capital expenditures................       --          777       (1,194)          (417)
                                                                            -----     --------     --------       --------
         Net cash (used in) provided by investing activities ...........       --       (5,070)      47,715         42,645
                                                                            -----     --------     --------       --------
       Financing activities:
         Proceeds from borrowings on working capital revolver ..........       --       16,000           --         16,000
         Proceeds (paid to) received from related parties ..............     (550)      15,055      (14,505)            --
         Principal payments on long-term obligations ...................       --      (41,647)     (27,022)       (68,669)
         Payments of deferred loan costs ...............................       --         (565)          --           (565)
                                                                            -----     --------     --------       --------
         Net cash used in financing activities .........................     (550)     (11,157)     (41,527)       (53,234)
                                                                            -----     --------     --------       --------
       Net (decrease) increase in cash and cash equivalents ............       --      (17,047)       1,670        (15,377)
       Cash and cash equivalents at beginning of period ................        6       20,653          343         21,002
                                                                            -----     --------     --------       --------
       Cash and cash equivalents at end of period ......................    $   6     $  3,606     $  2,013       $  5,625
                                                                            =====     ========     ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 PROCEEDINGS

         As previously discussed in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q, on December 20, 2001, the Company, eighty of its subsidiaries and the Unconsolidated Entity (the "Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         Pursuant to the Company's Chapter 11 Cases, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the "Joint Plan") relating to subsidiaries owning 85 hotels and the Unconsolidated Entity. The Joint Plan excludes Raleigh Downtown Enterprises, Inc. (which owns one hotel) and two subsidiaries, Impac Hotels II, LLC and Impac Hotels III, LLC (the "Impac Debtors") which together own eighteen hotels. The hotel assets of the Impac Debtors substantially secure mortgage financing totaling $108.8 million. The Impac Debtors and Raleigh Downtown Enterprises, Inc. intend to file a separate plan or plans of reorganization which were not the subject of the Joint Plan approved by the Bankruptcy Court on November 5, 2002. Except for eight subsidiaries (the "Liquidating Debtors") which own eight hotels, the Joint Plan will become effective on the finalization of the exit financing with Merrill Lynch Mortgage Lending, Inc. ("Merrill"). With respect to the Liquidating Debtors, the Joint Plan provides for the surrender of the related hotel assets to the secured lenders of these subsidiaries, on the payment in full of all allowed administrative expense claims, allowed priority claims and allowed priority non-tax claims. On the effective date of the Joint Plan, the existing equity shares will be cancelled, the bondholders and general unsecured creditors will receive a combination of preferred and common stock while the existing shareholders and the holders of Convertible Redeemable Equity Structured Trust Securities (CRESTS) will receive a combination of stock warrants and common stock. On distribution of the new shares, the interests of the existing shareholders will be significantly diluted. In addition, the Company expects to implement fresh start accounting on the effective date of the Joint Plan in accordance with Statement of Position 90-7- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

         Though the Impac Debtors will remain in Chapter 11 after the effective date of the Joint Plan, the Company and the Impac Debtors have reached an agreement with the lenders of these subsidiaries which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount. The payment by the Impac Debtors must be made no later than May 31, 2003. The Impac Debtors will remain in Chapter 11 until they pay the agreed amount. If the Impac Debtors are unable to pay the agreed amount prior to the required date, the hotel assets will be surrendered to the lenders pursuant to the agreement.


         As of September 30, 2002, all operating subsidiaries of the Company were included in the Chapter 11 Cases except for one subsidiary owning one hotel.

CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Condensed Consolidated Financial Statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to achieve profitable operations after such confirmation, and (iv) to generate sufficient cash from operations to meet its obligations.

         As a result of the filing of the Chapter 11 Cases and related circumstances, book values of assets may not be realized and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities, for amounts other than those reflected in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of the recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of the respective plans.

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

     - Risks associated with the Company's ability to obtain approval for the plan of reorganization relating to the subsidiaries which are not included in the Joint Plan.

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

RESULTS OF OPERATIONS

         The downturn in the US economy which has resulted in a significant decline in business and transient travel has adversely impacted the Company's results of operations.

         In addition, operating results for the first three quarters of 2002 have been impacted by the disposition of six hotels in 2001 (five of which were sold in the first three quarters). Gross sales price of the five properties sold in the first three quarters of 2001 aggregated $72.2 million.

         The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company's unaudited Condensed Consolidated Financial Statements set forth in "Item I. Financial Statements" included in this Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2002 ("THIRD QUARTER 2002") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001 ("THIRD QUARTER 2001")

REVENUES

         At September 30, 2002, the Company owned 105 hotels and had a minority interest in one hotel compared with 106 hotels owned and a minority interest in one hotel at September 30, 2001.

         Revenues for the Company were $107.3 million for the third quarter 2002, a 3.7% decrease compared to revenues of $111.4 million for the third quarter 2001. Of this $4.1 million decrease, approximately $0.7 million is a result of the sale of hotels. Revenues on a same unit basis, for hotels owned at the end of the third quarter 2002 were $107.3 million for the third quarter 2002 and $110.7 million for the third quarter 2001 (a decline of 3.1%). RevPAR, on a same unit basis, for hotels owned at the end of the third quarter 2002 declined by 2.7% compared with the third quarter 2001 primarily due to a reduction in average daily rates (average daily rates declined by 2.6%). Revenues and RevPar on the same unit basis for the third quarter 2002 were adversely impacted by the downturn in the economy which has resulted in a significant decline in business and transient travel.

OPERATING EXPENSES

         Direct operating expenses for the Company were $42.0 million (39.1% of direct revenues) for the third quarter 2002 and $43.0 million (38.6% of direct revenues) for the third quarter 2001. This $1.0 million decrease was primarily attributable to the reduction in revenues offset by reduced operating margins in the rooms department as well as in other direct revenue activities.

         General, administrative and other expenses were $43.0 million (40.1% of direct revenues) for the third quarter 2002 and $47.6 million (42.7% of direct revenues) for the third quarter 2001. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. Property level expenses, though varying with revenues contain significant elements of fixed costs and therefore were not reduced proportionately with revenues. General, administrative and other expenses also declined as a result of significant reductions in corporate overheads. Corporate overheads, which decreased by $4.2 million, decreased as a result of certain corporate cost-reduction initiatives that were implemented at the corporate office. These initiatives included reductions in staffing, office space and technology costs.

         Depreciation and amortization expense was $15.4 million in the third quarter 2002 and $14.5 million in the third quarter 2001. The $0.9 million increase is a result of additional depreciation related to four hotels previously considered held for sale which are no longer being marketed for sale as well as to depreciation related to increased capital expenditure. These increases were offset by reductions in depreciation related to reduced carrying values of certain assets as a result of the impairment charges recorded in the fourth quarter of 2001 and to a reduction in the number of hotels in the portfolio.

         Impairment charges for the third quarter 2001 were $2.3 million. This charge related to revised estimates of fair value for properties held for sale as of September 30, 2001, one of which was sold in the fourth quarter of 2001.

         There were no significant severance and restructuring charges for the third quarter 2002 but severance and restructuring charges were $0.6 million for the third quarter 2001. The third quarter 2001 charges related to senior level management changes. As previously reported in the Company's Form 10-K for the year ended December 31, 2001, significant management changes occurred during 2001.

OTHER INCOME AND EXPENSES

         Interest expense was $8.4 million in the third quarter 2002 and $18.5 million in the third quarter 2001. This decrease is partially attributable to a reduction in the level of debt and also to a decrease in the cost of debt. In addition, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, where the estimated value of the underlying collateral in respect of certain debt was considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded for the third quarter of 2002 (excluding the interest on the CRESTS) approximated $8.1 million.

         Gain on asset dispositions was $0.1 million for the third quarter 2001. This related to certain adjustments made in the third quarter 2001 primarily in respect of one hotel which was sold in the second quarter of 2001.

         Minority interest income was $1.3 million for the third quarter 2002 and minority interest expense was $3.4 million in the third quarter 2001. This $4.7 million decrease in expenses is primarily due to the non-accrual of the CRESTS interest. The Company ceased accruing interest on the CRESTS as these are considered to be pre-petition unsecured debts of the Company. CRESTS interest not accrued for the third quarter 2002 approximated $3.6 million. This was offset by minority interest adjustments recorded in the third quarter of 2002 in respect of the minority's share of income and losses relating to the hotels which the Company co-owns with its third-party-minority equity partners.

         Reorganization items (mainly professional fees relating to the Chapter 11 filing) were $4.4 million for the third quarter of 2002.

NET INCOME

         After a provision for income taxes of $0.1 million for the third quarter 2002 and 2001, the Company recorded a net loss of $4.6 million ($0.16 loss per share) compared with a net loss of $18.3 million ($0.64 loss per share) for the third quarter 2001, for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 ("THE 2002 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001 ("THE 2001 PERIOD")

REVENUES

         At September 30, 2002, the Company owned 105 hotels and had a minority interest in one hotel compared with 106 hotels owned and a minority interest in one hotel at September 30, 2001.

         Revenues for the Company were $315.4 million for the 2002 period, a 10.4% decrease compared to revenues of $352.0 million for the 2001 period. Of this $36.6 million decrease, approximately $6.9 million was a result of the sale of hotels. Revenues on a same unit basis were $315.4 million for the 2002 period and $345.1 million for the 2001 period (a decline of 8.6%). RevPAR, on a same unit basis, for hotels owned at the end of the 2002 period declined by 7.8% compared with the 2001 period as a result of a decline in occupancy of 3.0% as well as a decrease in average daily rates of 5.0%. Revenues and RevPar on the same unit basis for the 2002 period were adversely impacted by the downturn in the economy which has resulted in a significant reduction in business and leisure travel.

OPERATING EXPENSES

         Direct operating expenses for the Company were $123.4 million (39.1% of direct revenues) for the 2002 period and $135.9 million (38.6% of direct revenues) for the 2001 period. This $12.5 million decrease was primarily attributable to the reduction in revenues offset by reduced operating margins in the rooms department as well as in other direct revenue activities.

         General, administrative and other expenses were $128.9 million (40.9% of direct revenues) for the 2002 period and $148.7 million (42.2% of direct revenues) for the 2001 period. The decrease in general administrative and other expenses is partially due to reduced property level expenses related to reductions in revenues. Property level expenses include expenses related to general operations such as marketing, franchise fees, property repairs and maintenance and other property administrative costs. Property level expenses, though varying with revenues, contain significant elements of fixed costs and therefore were not reduced proportionately with revenues. General, administrative and other expenses also declined as a result of significant reductions in corporate overheads. Corporate overheads, which decreased by $13.7 million, decreased as a result of certain corporate cost-reduction initiatives that were implemented at the corporate office. These initiatives included reductions in staffing, office space and technology costs.

         Depreciation and amortization expense was $44.4 million in the 2002 period and $44.6 million in the 2001 period. The $0.2 million decrease is a result of reductions in depreciation related to reduced carrying values of certain assets arising from the impairment charges recorded in the fourth quarter of 2001 as well as to a reduction in the number of hotels in the portfolio. This decrease was offset by additional depreciation related to four hotels previously considered held for sale which are no longer being marketed for sale as well as by additional depreciation related to capital improvements.

         Impairment charges were $6.8 million for the 2001 period. This charge consisted of $0.5 million, $4.0 million and $2.3 million recognized in the first, second and third quarters, respectively. The first quarter charge was comprised of $4.3 million related to revised estimates of fair value for properties held for sale and held for investment, net of a recapture of $3.8 million of impairment charges as one hotel previously held for sale was no longer being actively marketed. The second quarter charge of $4.0 million related to one property which was identified as held for sale and also sold in the second quarter of 2001. The third quarter charge of $2.3 million related to revised estimates of fair value for properties held for sale at September 30, 2001, one of which was sold in the fourth quarter of 2001.

         Severance and restructuring charges for the 2002 period were $0.1 million and $2.1 million for the 2001 period. The charges for 2002 and 2001 related to senior level management changes occurring mainly in 2001. As previously reported in the Company's Form 10-K for the year ended December 31, 2001, significant management changes occurred during 2001.

OTHER INCOME AND EXPENSES

         Interest expense was $24.6 million in the 2002 period and $57.8 million in the 2001 period. This decrease is partially attributable to a reduction in the level of debt and also to a decrease in the cost of debt. In addition, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, where the estimated value of the underlying collateral in respect of certain debt was considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded for the 2002 period (excluding interest on the CRESTS) approximated $24.2 million.

         Gain on asset dispositions was $24.2 million for the 2001 period. This related to the five hotels sold in the 2001 period and represented the excess of the net proceeds of sale over the net book values of those assets.

         Minority interest expense was $10.0 million for the 2001 period (negligible for the 2002 period). The decrease is primarily due to the non-accrual of the CRESTS interest. The Company ceased accruing interest on the CRESTS as these are considered to be unsecured debts of the Company. CRESTS interest not accrued for the 2002 period approximates $10.6 million.

         Reorganization items (mainly professional fees relating to the Chapter 11 filing) were $14.1 million for the 2002 period.

         Gain on extinguishment of debt was $4.4 million for the 2002 period (nil for the 2001 period). This relates to a discharge of indebtedness (principal plus interest accrued) in respect of Macon Hotel Associates (a 60% subsidiary of the Company) as a result of a Satisfaction and Release Agreement between Macon Hotel Associates and one of its lenders.

NET INCOME

         After a provision for income taxes of $0.2 million ($2.8 million for the 2001 period) and a gain on extinguishment of debt of $4.4 million for the 2002 period (nil for the 2001 period), the Company recorded a net loss of $15.5 million ($0.54 loss per share) compared with a net loss of $32.0 million ($1.12 loss per share) for the 2001 period, for the reasons discussed above.

INCOME TAXES

         As of December 31, 2001, Lodgian had net operating loss carryforwards of approximately $235 million for federal income tax purposes, which expire in 2004 through 2021. Under the respective plans of reorganization, substantial amounts of net operating loss carryforwards will be offset by debt cancellations. The Company's ability to use any remaining net operating loss carryforwards to offset future income is subject to other limitations, and may be subject to additional limitations in the future. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. In addition, the Company recorded an income tax provision of $0.2 million for the 2002 period ($2.8 million for the 2001 period), which related primarily to provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Lodgian's principal sources of liquidity consist of existing cash balances, cash flow from operations and financing.

         On December 20, 2001, the Company, eighty of its subsidiaries and the Unconsolidated Entity (the "Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         Pursuant to the Company's Chapter 11 Cases, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the "Joint Plan") relating to subsidiaries owning 85 hotels and the Unconsolidated Entity. The Joint Plan excludes Raleigh Downtown Enterprises, Inc. (which owns one hotel) and two subsidiaries, Impac Hotels II, LLC and Impac Hotels III, LLC (the "Impac Debtors") which together own eighteen hotels. The hotel assets of the Impac Debtors substantially secure mortgage financing totaling $108.8 million. The Impac Debtors and Raleigh Downtown Enterprises, Inc. intend to file a separate plan or plans of reorganization which were not the subject of the Joint Plan approved by the Bankruptcy Court on November 5, 2002. Except for eight subsidiaries (the "Liquidating Debtors") which own eight hotels, the Joint Plan will become effective on the finalization of the exit financing with Merrill Lynch Mortgage Lending, Inc. ("Merrill"). With respect to the Liquidating Debtors, the Joint Plan provides for the surrender of the related hotel assets to the secured lenders of these subsidiaries, on the payment in full of all allowed administrative expense claims, allowed priority claims and allowed priority non-tax claims. On the effective date of the Joint Plan, the existing equity shares will be cancelled, the bondholders and general unsecured creditors will receive a combination of preferred and common stock while the existing shareholders and the holders of Convertible Redeemable Equity Structured Trust Securities (CRESTS) will receive a combination of stock warrants and common stock. On distribution of the new shares, the interests of the existing shareholders will be significantly diluted. In addition, the Company expects to implement fresh start accounting on the effective date of the Joint Plan in accordance with Statement of Position 90-7- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

         Though the Impac Debtors will remain in Chapter 11 after the effective date of the Joint Plan, the Company and the Impac Debtors have reached an agreement with the lenders of these subsidiaries which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount. The payment by the Impac Debtors must be made no later than May 31, 2003. The Impac Debtors will remain in Chapter 11 until they pay the agreed amount. If the Impac Debtors are unable to pay the agreed amount prior to the required date, the hotel assets will be surrendered to the lenders pursuant to the agreement.

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

         The Company received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting the Debtors authority to pay, among other obligations, certain pre-petition claims of its critical service vendors. The Company has been paying and intends to continue to pay its post-petition obligations arising in the ordinary course of business.

         In addition, the Company received approval from the Bankruptcy Court to pay the post-petition interest on debts relating to 76 of its properties and the Unconsolidated Entity. The Company has also continued to pay interest on a capital lease in respect of Raleigh Downtown Enterprises, Inc. but has not paid any post-petition interest in relation to the Senior Subordinated Notes, CRESTS and the other 27 properties. Contractual interest not accrued (including interest on the CRESTS) between December 20, 2001 and September 30, 2002 amounted to $36.0 million. This is comprised of $1.3 million for the period December 20, 2001 to December 31, 2001 and $34.7 for the period January 1, 2002 to September 30, 2002 ($11.6 million for the third quarter 2002).

         In connection with its Chapter 11 filing, the Debtors received debtor-in-possession financing (the "DIP Facility") of $25 million from a group of lenders led by Morgan Stanley Funding Inc. and Lehman Brothers Inc. The DIP Facility, along with the rights of the Debtors to use the cash collateral of these lenders expires one year from the date of filing or on the effective date of the reorganization plan, whichever is earlier.

         Under the DIP Facility, the Company has the option to borrow at either base rate plus 2.5% or at LIBOR plus 3.5%. The Company is currently in compliance with the terms of the DIP Facility. As of November 14, 2002, the Company had not borrowed from the facility but had issued two letters of credit totaling $950,000 against it.

         Further, on July 12, 2002, Merrill signed a commitment to provide the Company with first mortgage exit financing aggregating $286.2 million. The loan is to be made to one or more special purpose entities to be owned and controlled by the Company following its reorganization and is to be secured by certain assets of the Company. On August 7, 2002, the Bankruptcy Court entered an order approving the financing commitment. However, the commitment is subject to, among other factors, the completion of Merrill's legal due diligence, retention of certain hotel franchises, the absence of certain events of default with respect to the Company's other debt agreements, acceptance of the Joint Plan by Merrill and the achievement of certain debt coverage ratios and EBITDA levels. Subsequent to August 7, 2002, the Company and Merrill agreed to increase the commitment to an amount which is in excess of $286.2 million. As of November 14, 2002, the exact amount of the increase had not yet been determined.

         The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted in the 2002 period of $63.1 million, a 6.4% decrease from the $67.4 million in the 2001 period. The EBITDA margins for the 2002 period and the 2001 period were 20.0% and 19.1%, respectively. The Company has computed EBITDA without regard to the unusual items. During the 2002 period, the unusual items consisted of reorganization costs of $14.1 million and severance and restructuring costs of $0.1 million. The unusual charges for the 2001 period consisted of impairment charges of $6.8 million and severance and restructuring costs of $2.1 million. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 2002 period was $36.9 million compared with net cash used in operating activities of $4.8 million for the 2001 period. Presented below is reconciliation between EBITDA and the Company's net loss based on generally accepted accounting principles.

                                                                 Nine Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                2002             2001
                                                              --------         --------
                                                                    In thousands

Net loss .............................................        $(15,524)        $(31,991)
Extraordinary items, net of taxes ....................          (4,419)              --
Provision for income taxes ...........................             227            2,829
Reorganization items .................................          14,129               --
Minority interest (including preferred redeemable
  securities) ........................................             (17)          10,030
Gain on asset disposition ............................              --          (24,206)
Interest expense .....................................          24,641           57,833
Interest income and other ............................            (446)            (638)
Severance and restructuring ..........................             139            2,091
Impairment of long-lived asset .......................              --            6,835
Depreciation and amortization ........................          44,397           44,619
                                                              --------         --------
EBITDA ...............................................        $ 63,127         $ 67,402
                                                              ========         ========

         Cash flows used in investing activities were $21.3 million for the 2002 period and cash flows provided by investing activities were $42.6 million in the 2001 period. The 2002 amount includes capital expenditures of $19.5 million, deposits for capital expenditure escrows of $1.1 million and franchise payments of $0.7 million. The 2001 amount includes capital expenditures of $21.5 million, net proceeds from the sale of assets of $64.7 million and deposits for capital expenditure escrows of $0.4 million.

         Cash flows used in financing activities were $1.7 million for the 2002 period and $53.2 million for the 2001 period. The 2002 amount consists of principal payments in respect of capital leases and payments on long-term obligations for debts not included in the Chapter 11 filing as well as payments of deferred loan fees of $0.5 million. The 2001 amount consists primarily of borrowings on the working capital revolver, repayments of long-term obligations and payments of deferred loan fees of $0.6 million.

         At September 30, 2002, the Company had a working capital surplus of $7.9 million as compared with a working capital surplus of $50,000 at December 31, 2001.

         The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. The Company's capital improvement plan for its properties for 2002 and 2003 is estimated at $74.5 million. Of the $74.5 million, $22.4 million was spent through October 31, 2002 and an additional $10.4 million is expected to be spent before the end of December 31, 2002. The expenditure planned for 2003 includes identified amounts required to be spent by the exit financing lenders for which additional funding has been provided. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position, cash from operations and if needed, from its DIP Facility or financing obtained on exiting Chapter 11.

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

         As a result of the Chapter 11 Cases, the Company is technically in default of its debt agreements with the exception of Macon Hotel Associates, L.L.C which was not included in the bankruptcy petitions. All of the Company's pre-petition debts, with the exception of the debt of Macon Hotel Associates, L.L.C, are recorded in liabilities subject to compromise in the balance sheets as of September 30, 2002 and December 31, 2001.

         The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements and may continue to receive notifications if the liquidity and cash constraints of the Company limit its ability to comply with its franchise agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the respective loan agreements. However, in selected situations, as warranted, based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. As a result of the Debtors' petitions for bankruptcy, the Company is technically in default of its franchise agreements. However, due to the automatic stay of proceedings, the franchisors are prohibited from proceeding with certain actions absent approval from the Bankruptcy Court. Were the automatic stay, in respect of these franchise agreements, to be lifted, this could negatively impact operating results and the value of the Company's hotels. The Company has since entered into stipulations with most of its franchisors which makes it unlikely that they would proceed with actions under these default provisions. See Note 10 to the Condensed Consolidated Financial Statements.

         Management believes that the combination of its current cash position, cash flow from operations, and the DIP Facility will provide sufficient liquidity to fund the Company's operating, capital expenditure and debt service obligations during the Chapter 11 proceedings. However, there can be no assurance that this will be achieved. The Company's recent losses and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other factors, the Company's ability (i) to comply with the debtor-in-possession financing agreements, (ii) to obtain exit financing to enable it to exit Chapter 11, (iii) to achieve profitable operations after such confirmation, and (iv) to generate sufficient cash from operations to meet its obligations. In addition, the Company's debtor-in-possession financing agreements expire in December 2002; there can be no assurance that the Joint Plan will be effected by December 2002 and, if not, there can be no assurance that the existing debtor-in-possession lenders will agree to continue to provide debtor-in-possession financing. Management believes that the DIP Facility, along with its current cash and cash provided by operations, will provide sufficient liquidity to fund its operations in the foreseeable future; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

INFLATION

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in recent years and it is not anticipated that inflation will have a material effect on the Company in the near term.

CHANGES IN ACCOUNTING STANDARDS

         See Note 11 in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of changes in accounting standards.

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

Asset impairment evaluation

         Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As required by GAAP, the Company periodically evaluates its real estate assets to determine if there has been any impairment in carrying value and records impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company recorded impairment losses of $2.3 million and $6.8 million for the three and nine months ended September 30, 2001, respectively. As a result of the filing of the Chapter 11 Cases and related circumstances, the Company may ultimately sell or otherwise dispose of its hotel assets for amounts less than the carrying value of such assets and future actions by the Company, its creditors or the Bankruptcy Court could adversely impact the Company's ability to hold its assets for periods sufficient for it to recover the carrying value of its assets on an undiscounted cash flow basis. As a result, the Company could recognize additional impairment losses in future periods.

         Also, as previously reported in the Company's Form 10-K for the year ended December 31, 2001, in connection with its bankruptcy petitions on December 20, 2001, the Company determined that 29 of its hotels (28 as of September 30, 2002) were significantly overleveraged in that the estimated fair value of these hotels did not exceed the outstanding debt on these hotels. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petitions, with the exception of interest on a capital lease relating to Raleigh Downtown Enterprises, Inc. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of SFAS 144, the Company determined that an impairment charge of $69 million was necessary to reduce the carrying value of these assets in accordance with GAAP. Also, during the fourth quarter of 2001, in connection with the bankruptcy petitions, the Company ceased marketing for sale four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

         a) Within the 90 days prior to the date of this report, certain of the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d -
                  14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic reports to the Securities and Exchange Commission.

         b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On December 20, 2001, the Company, eighty of its subsidiaries and the Unconsolidated Entity (the "Debtors") filed for voluntary reorganization with the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for purposes of administration under case number 01-16345. Also, on April 17, 2002, one additional operating subsidiary, New Orleans Airport Motel Associates, LP filed for voluntary reorganization with the Bankruptcy Court. The Chapter 11 case for this subsidiary has also been consolidated with the previously filed Chapter 11 Cases, for purposes of administration, under case number 01-16345.

         Pursuant to the Company's Chapter 11 Cases, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the "Joint Plan") relating to subsidiaries owning 85 hotels and the Unconsolidated Entity. The Joint Plan excludes Raleigh Downtown Enterprises, Inc. (which owns one hotel) and two subsidiaries, Impac Hotels II, LLC and Impac Hotels III, LLC (the "Impac Debtors") which together own eighteen hotels. The hotel assets of the Impac Debtors substantially secure mortgage financing totaling $108.8 million. The Impac Debtors and Raleigh Downtown Enterprises, Inc. intend to file a separate plan or plans of reorganization which were not the subject of the Joint Plan approved by the Bankruptcy Court on November 5, 2002. Except for eight subsidiaries (the "Liquidating Debtors") which own eight hotels, the Joint Plan will become effective on the finalization of the exit financing with Merrill Lynch Mortgage Lending, Inc. ("Merrill"). With respect to the Liquidating Debtors, the Joint Plan provides for the surrender of the related hotel assets to the secured lenders of these subsidiaries, on the payment in full of all allowed administrative expense claims, allowed priority claims and allowed priority non-tax claims. On the effective date of the Joint Plan, the existing equity shares will be cancelled, the bondholders and general unsecured creditors will receive a combination of preferred and common stock while the existing shareholders and the holders of Convertible Redeemable Equity Structured Trust Securities (CRESTS) will receive a combination of stock warrants and common stock. On distribution of the new shares, the interests of the existing shareholders will be significantly diluted. In addition, the Company expects to implement fresh start accounting on the effective date of the Joint Plan in accordance with Statement of Position 90-7- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

         Though the Impac Debtors will remain in Chapter 11 after the effective date of the Joint Plan, the Company and the Impac Debtors have reached an agreement with the lenders of these subsidiaries which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount. The payment by the Impac Debtors must be made no later than May 31, 2003. The Impac Debtors will remain in Chapter 11 until they pay the agreed amount. If the Impac Debtors are unable to pay the agreed amount prior to the required date, the hotel assets will be surrendered to the lenders pursuant to the agreement.

         On March 7, 2002, Hilton Hotel Corporation, Promus Hotels, Inc., Doubletree Hotel Systems, Inc. and Hilton Inns, Inc. ("Hilton") filed a Motion for Relief from the automatic stay of proceedings (which arose as a result of the Debtors' petitions under Chapter 11) to terminate certain license agreements or alternatively to compel the Debtors to reject the license agreements. With the approval of the Bankruptcy Court, the Company and Hilton entered into a stipulation resolving this matter.

         The Company is a party in litigation with Hospitality Restoration and Builders, Inc. ("HRB"), a general contractor hired to perform work on six of the Company's hotels. The litigation involves hotels in Texas, Illinois, and New York. In general, HRB claims that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contends that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claims that it is owed $10.7 million. The Company asserted a counterclaim of $7 million and believes that it has valid defenses and counterclaims to the contractor's remaining claims and that the outcome will not have a material adverse effect on its financial position or results of operations. During the third quarter of 2002, the parties agreed, in principle, to consolidate and transfer this litigation to the Bankruptcy Court presiding over the Company's Chapter 11 proceedings. The Company hopes to reach a formal agreement regarding this transfer in the near future.

         Thomas Arasi, the Company's former President and Chief Executive Officer, has asserted a claim against the Company under his employment agreement. Mr. Arasi alleges that he was terminated without cause and claims damages in the amount of $3.3 million plus other unspecified amounts. The Company disputes Mr. Arasi's claims and believes it has valid defenses to this matter.

         The Company and individual directors are parties to a lawsuit alleging violations of federal securities laws and breach of fiduciary duty in connection with certain investments made in affiliates of Impac Hotel Group, LLC, a predecessor of the Company. The Company believes that it has valid defenses to this matter. Though the ultimate outcome of this matter cannot be predicted with certainty, it is the opinion of management that the resolution will not have a material adverse effect on the Company's financial position or results of operations.

         The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on its financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

         The Company has not paid any cash dividends since the Merger and has no current plans to initiate the payment of dividends and is currently prohibited under various credit agreements from paying any dividends. The Company currently anticipates that it will retain any future earnings for use in its business. On exiting Chapter 11, the Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. The Company's ability to pay dividends was previously restricted by the Indenture governing the Company's 12 1/4% Senior
Subordinated Notes Due 2009 (the "Notes"), the Company's credit agreement dated as of July 23, 1999 among the Company, Lodgian Financing Corp., certain other of the Company's subsidiaries and the banks named therein, and the Indenture governing the Company's Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). Payment restrictions contained in the Company's Notes allowed the Company to defer dividend payments on the CRESTS beginning June 30, 2000. Pursuant to the terms of the instrument, the Company had the right to defer payment for up to twenty quarters (the "Extension Period"), during which Extension Period no interest was due and payable.

         Pursuant to the Company's Chapter 11 Cases, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the "Joint Plan") relating to subsidiaries owning 85 hotels and the Unconsolidated Entity. The Joint Plan excludes Raleigh Downtown Enterprises, Inc. (which owns one hotel) and two subsidiaries, Impac Hotels II, LLC and Impac Hotels III, LLC (the "Impac Debtors") which together own eighteen hotels. The hotel assets of the Impac Debtors substantially secure mortgage financing totaling $108.8 million. The Impac Debtors and Raleigh Downtown Enterprises, Inc. intend to file a separate plan or plans of reorganization which were not the subject of the Joint Plan approved by the Bankruptcy Court on November 5, 2002. Except for eight subsidiaries (the "Liquidating Debtors") which own eight hotels, the Joint Plan will become effective on the finalization of the exit financing with Merrill Lynch Mortgage Lending, Inc. ("Merrill"). With respect to the Liquidating Debtors, the Joint Plan provides for the surrender of the related hotel assets to the secured lenders of these subsidiaries, on the payment in full of all allowed administrative expense claims, allowed priority claims and allowed priority non-tax claims. On the effective date of the Joint Plan, the existing equity shares will be cancelled, the bondholders and general unsecured creditors will receive a combination of preferred and common stock while the existing shareholders and the holders of Convertible Redeemable Equity Structured Trust Securities (CRESTS) will receive a combination of stock warrants and common stock. On distribution of the new shares, the interests of the existing shareholders will be significantly diluted. In addition, the Company expects to implement fresh start accounting on the effective date of the Joint Plan in accordance with Statement of Position 90-7- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

                  Though the Impac Debtors will remain in Chapter 11 after the effective date of the Joint Plan, the Company and the Impac Debtors have reached an agreement with the lenders of these subsidiaries which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount. The payment by the Impac Debtors must be made no later than May 31, 2003. The Impac Debtors will remain in Chapter 11 until they pay the agreed amount. If the Impac Debtors are unable to pay the agreed amount prior to the required date, the hotel assets will be surrendered to the lenders pursuant to the agreement.


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

         (iii) A report on Form 8-K was filed on November 6, 2002 relating to confirmation, by the bankruptcy court, of the Company's Plan of reorganization.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LODGIAN, INC.

Date:   November 14, 2002            By:  /s/ DAVID E. HAWTHORNE
                                     ------------------------------------------
                                           DAVID E. HAWTHORNE
                                      President and Chief Executive Officer




Date:   November 14, 2002            By:    /s/ RICHARD CARTOON
                                     ------------------------------------------
                                              RICHARD CARTOON
                                         Executive Vice President and
                                           Chief Financial Officer

              FORM OF SARBANES-OXLEY SECTION 302 (A) CERTIFICATION

I, David Hawthorne, certify that:

         1) I have read this quarterly report on Form 10-Q of Lodgian, Inc;

         2) based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

         4)       the registrant's other certifying officers and I:

                     a) are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a - 14 and 15d - 14) of the registrant

                     b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the quarterly report is being prepared

                     c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     d) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

         5) the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the board of directors:

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   November 14, 2002              By:   /s/  DAVID E. HAWTHORNE
                                       ---------------------------------------
                                                 DAVID E. HAWTHORNE
                                        President and Chief Executive Officer

              FORM OF SARBANES-OXLEY SECTION 302 (A) CERTIFICATION

I, Richard Cartoon, certify that:

         1) I have read this quarterly report on Form 10-Q of Lodgian, Inc;

         2) based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

         4)       the registrant's other certifying officers and I:

                     a) are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a - 14 and 15d - 14) of the registrant

                     b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the quarterly report is being prepared

                     c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     d) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

         5) the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the board of directors:

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002            By:    /s/  RICHARD CARTOON
                                   --------------------------------------------
                                             RICHARD CARTOON
                                       Executive Vice President and
                                         Chief Financial Officer