Form 10-K
period 2002-12-31
LODGIAN INC
filed 2003-03-31
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file no. 1-14537

Lodgian, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2093696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Peachtree Road N.E., Suite 700 Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)

Registrant’s telephone number, including area code:

(404) 364-9400

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	American Stock Exchange
Preferred Stock, $.01 par value per share	American Stock Exchange
(initial liquidation value of $25 per share)

Securities registered pursuant to Section 12(g) of the Act

Title of Each Class

Class A warrants
Class B warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined by section 12-b — 2 of the Act.    Yes ☐         No ☑

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 27, 2003, was $12,260,650 based on the closing price of $3.28 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐

     The registrant had 6,682,667 shares of Common Stock, par value $.01, outstanding as of March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 Annual Meeting of Shareholders	Part III

PART I
PART II
PART III
PART IV
EX-10.44 LOAN AND SECURITY AGREEMENT
EX-10.45 MEZZANINE LOAN AGREEMENT
EX-10.55 FIRST AMENDMENT TO EMPLOYEE AGREEMENT
EX-21.1 SUBSIDIARIES OF LODGIAN, INC.
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2 NOTICE RE: CONSENT OF ARTHUR ANDERSEN LLP
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

Item 1.     Business

Overview

      Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest owners and operators of full-service hotels in the United States. At March 24, 2003, Lodgian managed a portfolio of 97 hotels (18,265 rooms located in 30 states and Canada). The portfolio included 92 hotels which were wholly-owned, four in which the Company had a 50% or greater equity interest and one in which the Company had a minority equity interest. All of the hotels are owned in separate operating subsidiaries or other legal entities.

      Lodgian’s hotels are primarily full-service properties which offer food and beverage services, meeting space and banquet facilities and compete in the mid-price and upscale segments of the lodging industry. Lodgian believes that these segments have more consistent demand generators than other segments of the lodging industry and have recently experienced less development of new properties than other lodging segments, such as limited service, economy and budget segments.

      Of the Company’s 97 hotel portfolio, 82 are Crowne Plaza, Holiday Inn and Marriott brand hotels and eight are affiliated with four other nationally recognized hospitality franchises. The Company’s strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums.

History of the Company

      Lodgian is a successor to Servico, Inc. (“Servico”) as a result of Servico’s merger (the “Merger”) with Impac Hotel Group, LLC (“Impac”), a privately-owned management and development company. Servico was incorporated in 1956 under the laws of the State of Delaware. The Merger was completed on December 11, 1998 and was accounted for under the purchase method of accounting.

      At the time of the Merger, the Company’s portfolio included 142 owned hotels. At the end of 1999, the Company adopted a strategic plan to reduce the size of its hotel portfolio and, in 2000, adopted a strategic plan to reduce the Company’s debt. As a result of these strategies, at the end of December 31, 2000, the Company’s portfolio of owned hotels stood at 112.

      The Company’s heavy debt load, the weaker U.S. economy, the decline in travel in the aftermath of the terrorist attacks on September 11, 2001 and impaired availability of funds for maintaining the quality of the Company’s hotels combined to place adverse pressure on the Company’s cash flows and liquidity. As a result, on December 20, 2001, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, the Company’s portfolio included 106 hotel properties.

      Less than one year later, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) and, on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lenders in January 2003 in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, 18 hotels are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11 (the “Impac Hotels”). The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of March 24, 2003. The Impac Hotels contributed approximately 11.7% of the revenues from the 105 properties comprising the Company’s 2002 revenues. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors have reached an agreement with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will be returned to the lender in satisfaction of outstanding mortgage obligations. On March 3, 2003, the Impac Debtors filed a separate plan of reorganization (the “Impac Plan of Reorganization”) pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, would obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which would be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Impac Plan of Reorganization will be approved and the Lehman Financing successfully completed and, accordingly, that the Company will be able to retain the Impac Hotels.

Franchise affiliations

      With 85% of the Company’s portfolio comprised of Crowne Plaza, Holiday Inn and Marriott brand hotels, the Company believes that it is well-positioned to take advantage of superior brand equity and quality standards. The Company’s hotels also benefit from franchisors’ central reservation offices, their global distribution systems and brand internet booking sites. These together contribute approximately 30% of the Company’s total reservations for these brands.

      The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of noncompliance with such agreements. In the past, management has cured most cases of noncompliance within the applicable cure periods and the events of noncompliance did not result in events of default under the related loan agreements. However, in selected situations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor.

      At March 24, 2003, substantially all of the Company’s owned and managed hotels were affiliated with national franchisors, as set forth in the following table:

	Total

	No. of Hotels	No. of Rooms

Six Continents (1)	66	13,501
Marriott International(2)	16	1,892
Hilton(3)	4	776
Choice Hotel(4)	2	402
Starwood (5)	1	189
Radisson	1	163
Other (including non-franchised hotels)	7	1,342

Total Owned	97	18,265

(1)	Holiday Inn, Holiday Inn Express, Holiday Inn Select and Crowne Plaza brands.

(2)	Marriott, Courtyard by Marriott, Residence Inn and Fairfield Inn brands.

(3)	Hilton and Doubletree brands.

(4)	Comfort Inn and Suites, Quality Inn and Clarion brands.

(5)	Four Points brands.

      Franchisors provide a number of services to hotel operators which can positively contribute to the improved financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. Hotels typically operate with high fixed costs, and increases in revenues generated by affiliation with a national franchisor can contribute positively to a hotel’s financial performance.

      The Company’s license agreements with the national hotel franchisors typically authorize the operation of a hotel under the licensed name, at a specific location or within a specified area, and require that the hotel be operated in accordance with standards specified by the licensor. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor’s nationwide reservation system and certain ancillary charges. Royalty fees under various license agreements generally range from 3% to 6.5% of gross room revenues, while advertising/marketing fees provided for in agreements generally range from 1% to 4.5% of gross room revenues and reservation system fees generally range from 1% to 2% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees and reservation fees range from 6% to 9% of gross revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. As of March 24, 2003, the Company was not in strict compliance with the terms of eighteen of its franchise agreements and has received termination notices from franchisors with respect to six of these eighteen properties. While it is the Company’s belief that it will cure any defaults under the franchise agreements before the applicable termination date, there can be no assurance that it will be able to do so or be able to obtain additional time in which to cure any defaults. In the event of a franchise termination, management would seek to license the hotel with another nationally-recognized brand.

      The license agreements generally have terms of between 10 and 20 years. The licensor may require the Company to upgrade facilities at any time to comply with the licensor’s then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility, or the licensor may elect not to renew the license. It is the Company’s policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

Joint Ventures

      In addition to operating the 92 hotels which the Company wholly owned at March 24, 2003, Lodgian operated four hotels owned in joint venture in which the Company has a 50% or greater equity interest and one hotel in which the Company has a minority equity interest. In each joint venture, to varying extents, the Company shares decision making authority with its joint venture partners and may not have sole discretion with respect to a hotel’s disposition.

Competition and Seasonality

      The hotel business is highly competitive. The Company competes with other facilities on various bases, including room prices, quality, service, location and amenities customarily offered to the traveling public. The demand for accommodations and the resulting cash flow vary seasonally. The off-season tends to be the winter months for properties located in colder weather climates and the summer months for properties located in warmer weather climates. Levels of demand are dependent upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The hotels depend upon both commercial and tourist travelers for revenues. Additionally, the hotels operate in areas that contain numerous other competitive lodging facilities.

      The advent and increasing prevalence of travel-related internet web sites have increased price awareness among travelers and price competition among similarly located comparable hotels.

      Lodgian also competes with other hotel owners and operators with respect to: (1) licensing upscale and mid-priced franchises in targeted markets; (2) acquiring hotel properties to renovate and reposition; and (3) acquiring developmental sites for new hotel properties. The Company’s competition is highly fragmented and is comprised of relatively small, private owners and operators of hotel properties, public companies and private equity funds.

Employees

      At December 31, 2002, the Company had approximately 4,860 full-time and 1,969 part-time associates. The Company had 118 full-time associates engaged in administrative and executive activities. The balance of associates manage, operate and maintain the Company’s properties. At December 31, 2002, approximately

754 of the Company’s full and part-time associates located at eight hotels were covered by collective bargaining agreements which expire between April 2003 and December 2005. The Company considers relations with its associates to be good.

Insurance

      Lodgian maintains insurance covering liabilities for personal injuries and property damage. The Company also maintains, among other types of insurance coverage: terrorism insurance, directors’ and officers’ liability insurance, liquor liability insurance, workers’ compensation insurance, travel accident insurance for certain employees, fiduciary liability insurance, business automobile insurance, and environmental insurance on certain properties. Management believes it maintains sufficient insurance coverage for the operation of its business.

      There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of the Company’s insurance limits, the Company could lose both the revenues generated from the affected property and the capital it has invested in the affected property. Depending on the specific circumstances of the affected property, it is possible that the Company could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s financial condition and results of operations.

Regulation

      The Company’s hotels are subject to certain federal, state and local regulations which require the Company to obtain and maintain various licenses and permits. All such licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Certain of these licenses and permits are material to the Company’s business and the loss of such licenses could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not aware of any reason why it should not be in a position to maintain its licenses.

      Lodgian is subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. The Company believes it complies with such laws and regulations in all material respects. Lodgian is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to a person who, while intoxicated, caused the injury. Management believes that the Company’s insurance coverage with respect to the service of alcoholic beverages is adequate.

      To date, federal and state environmental regulations have not had a material effect on the Company’s operations. However, such laws potentially impose cleanup costs for hazardous waste contamination on property owners. If any material hazardous waste contamination problems do exist on any of the Company’s properties, the Company may be exposed to liability for the costs associated with the cleanup of such sites.

SEC Filings and financial information

      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.Lodgian.com) as soon as reasonably practicable after these are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

      The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company.

      Disclosure of financial information relating to revenues from external customers, profit or loss for the last three fiscal years and total assets for the last two years may be found in the Consolidated Financial Statements, beginning on page F-1.

Item 2.     Properties

      Lodgian owned or managed 106 hotels, containing 19,888 rooms located in 32 states and Canada, at December 31, 2002. These hotels included 101 wholly-owned hotels, four hotels in which the Company had a 50% or greater equity interest, and one hotel in which the Company had a minority equity interest. In January 2003, pursuant to the Joint Plan of Reorganization, eight of the wholly-owned hotels were returned to the lenders and one hotel was returned to the lessor of a capital lease thereby reducing the portfolio of wholly-owned hotels to 92 and the total managed portfolio to 97. The Company’s Corporate office is located in Atlanta, Georgia.

Dispositions

      As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” at the end of 1999, the Company adopted a strategic plan to reduce the size of its hotel portfolio and in 2000, adopted a strategic plan to reduce Company debt. As a result of these strategies, during 2000, the Company sold nineteen hotel properties and four other assets. During 2001, prior to the Company’s Chapter 11 filing, six additional hotels were sold. In January 2003, in connection with the Company’s emergence from Chapter 11, eight hotels were returned to the secured lenders and one hotel was returned to the lessor of a capital lease.

Portfolio

      The Company’s hotel portfolio, as of March 24, 2003, by franchisor, is set forth below.

				Year of Last
	No. of	No. of		Renovation or
Franchisor/Hotel Name	Hotels	Rooms	Location	Construction

Six Continents
Crowne Plaza Albany		384	Albany, NY	2001
Crowne Plaza Cedar Rapids		275	Cedar Rapids, IA	1998
Crowne Plaza Houston		291	Houston, TX	1999
Crowne Plaza Macon (60% owned)		297	Macon, GA	1998
Crowne Plaza Pittsburgh		193	Pittsburgh, PA	2001
Crowne Plaza West Palm Beach (50% owned)		219	West Palm Beach, FL	2001
Crowne Plaza Worcester		243	Worcester, MA	1996
Holiday Inn Arden Hills		156	St. Paul, MN	1995
Holiday Inn Austin (South)		210	Austin, TX	1994
Holiday Inn Belmont		135	Belmont, MD	2000
Holiday Inn Brunswick		126	Brunswick, GA	1998
Holiday Inn BWI Airport		260	Baltimore, MD	2000
Holiday Inn Cincinnati(1)		243	Cincinnati, OH	1998
Holiday Inn City Center (30% owned)		240	Columbus, OH	2002
Holiday Inn Clarksburg(1)		160	Clarksburg, WV	1997
Holiday Inn Cromwell Bridge		139	Cromwell Bridge, MD	2000
Holiday Inn Dothan		102	Dothan, AL	1996
Holiday Inn East Hartford		130	East Hartford, CT	2000

				Year of Last
	No. of	No. of		Renovation or
Franchisor/Hotel Name	Hotels	Rooms	Location	Construction

Holiday Inn Express Gadsden		141	Gadsden, AL	Being renovated
Holiday Inn Express Palm Desert		129	Palm Desert, CA	1995
Holiday Inn Express Pensacola		214	Pensacola, FL	1996
Holiday Inn Fairmont(1)		106	Fairmont, WV	1997
Holiday Inn Florence(1)		105	Florence, KY	1997
Holiday Inn Fort Mitchell(1)		214	Fort Mitchell, KY	Being renovated
Holiday Inn Fort Wayne		208	Fort Wayne, IN	1995
Holiday Inn Frederick		158	Frederick, MD	2000
Holiday Inn Frisco		217	Frisco, CO	Being renovated
Holiday Inn Glen Burnie North		127	Glen Burnie, MD	2000
Holiday Inn Grand Island		261	Grand Island, NY	2000
Holiday Inn Greentree		200	Pittsburgh, PA	2000
Holiday Inn Hamburg(1)		130	Buffalo, NY	1998
Holiday Inn Hilton Head		201	Hilton Head, SC	2001
Holiday Inn Inner Harbor		375	Baltimore, MD	2000
Holiday Inn Jamestown		146	Jamestown, NY	1998
Holiday Inn Jekyll Island		198	Jekyll Island, GA	2000
Holiday Inn Lancaster (East)		189	Lancaster, PA	2000
Holiday Inn Lansing West		244	Lansing, MI	1998
Holiday Inn Lawrence		192	Lawrence, KS	2002
Holiday Inn Manhattan		197	Manhattan, KS	2002
Holiday Inn Marietta		193	Marietta, GA	Being renovated
Holiday Inn Market Center Dallas		246	Dallas, TX	1998
Holiday Inn McKnight Rd		147	Pittsburgh, PA	1995
Holiday Inn Meadow Lands		138	Pittsburgh, PA	1996
Holiday Inn Melbourne (50% owned)		295	Melbourne, FL	2002
Holiday Inn Memphis(1)		173	Memphis, TN	1998
Holiday Inn Monroeville		188	Monroeville, PA	1998
Holiday Inn Morgantown(1)		147	Morgantown, WV	1997
Holiday Inn Myrtle Beach		133	Myrtle Beach, SC	1998
Holiday Inn North Miami(1)		98	Miami, FL	1998
Holiday Inn Parkway East		178	Pittsburgh, PA	2001
Holiday Inn Phoenix West		144	Phoenix, AZ	Being renovated
Holiday Inn Rolling Meadows		420	Rolling Meadows, IL	2000
Holiday Inn Santa Fe		130	Santa Fe, NM	Being renovated
Holiday Inn Select DFW		282	Dallas, TX	1997
Holiday Inn Select Niagara Falls		397	Niagara Falls, NY	1999
Holiday Inn Select Phoenix Airport		298	Phoenix, AZ	1995
Holiday Inn Select Strongsville		302	Cleveland, OH	1996
Holiday Inn Select Windsor, Ontario		214	Windsor, Ontario	1998
Holiday Inn Sheffield		201	Sheffield, AL	Being renovated
Holiday Inn Silver Spring		231	Silver Spring, MD	1998
Holiday Inn St. Louis North		392	St. Louis, MO	1996

				Year of Last
	No. of	No. of		Renovation or
Franchisor/Hotel Name	Hotels	Rooms	Location	Construction

Holiday Inn Syracuse(1)		152	Syracuse, NY	1997
Holiday Inn University Mall		152	Pensacola, FL	1997
Holiday Inn Valdosta		167	Valdosta, GA	Being renovated
Holiday Inn Winter Haven		228	Winter Haven, FL	1998
Holiday Inn York (Arsenal Rd.)		100	York, PA	2000

SUBTOTAL	66	13,501
MARRIOTT INTERNATIONAL
Courtyard by Marriott Abilene		99	Abilene, TX	1996
Courtyard by Marriott Bentonville		90	Bentonville, AR	1996
Courtyard by Marriott Buckhead		181	Atlanta, GA	1996
Courtyard by Marriott Florence		78	Florence, KY	Being renovated
Courtyard by Marriott Lafayette(1)		90	Lafayette, LA	1997
Courtyard by Marriott Paducah		100	Paducah, KY	1997
Courtyard by Marriott Revere		154	Revere, MA	1999
Courtyard by Marriott Tulsa(1)		122	Tulsa, OK	1997
Fairfield Inn Augusta(1)		117	Augusta, GA	2002
Fairfield Inn Colchester(1)		117	Colchester, VT	2002
Fairfield Inn Jackson(1)		105	Jackson, TN	2002
Fairfield Inn Merrimack(1)		116	Merrimack, NH	1998
Fairfield Inn Valdosta		108	Valdosta, GA	1997
Marriott Denver(1)		238	Denver, CO	1998
Residence Inn Dedham		81	Dedham, MA	1998
Residence Inn Little Rock		96	Little Rock, AR	1998

SUBTOTAL	16	1,892
HILTON
Doubletree Club Philadelphia		189	Philadelphia, PA	Being renovated
Hilton Fort Wayne		244	Fort Wayne, IN	Being renovated
Hilton Inn Columbia		152	Columbia, MD	Being renovated
Hilton Inn Northfield		191	Troy, MI	Being renovated

SUBTOTAL	4	776
CHOICE HOTEL
Clarion Northwoods Atrium Inn		197	Charleston, SC	1994
Clarion Quality Hotel & Conference Ctr. Metairie		205	New Orleans, LA	1995

SUBTOTAL	2	402
STARWOOD
Four Points Niagara Inn		189	Niagara Falls, NY	1999

SUBTOTAL	1	189
RADISSON
Radisson Phoenix Hotel		163	Phoenix, AZ	1995

SUBTOTAL	1	163
OTHER

				Year of Last
	No. of	No. of		Renovation or
Franchisor/Hotel Name	Hotels	Rooms	Location	Construction

Dothan Plaza Hotel		113	Dothan, AL	2002
French Quarter Suites Memphis		105	Memphis, TN	1997
Hurstborne Hotel, a Louisville Conference Center		393	Louisville, KY	2000
Mayfair House Coconut Grove(1)		179	Miami, FL	Being renovated
New Orleans Airport Plaza Hotel And Conference Center (82% owned)		244	New Orleans, LA	Being renovated
Pensacola Plantation Oak Inn		122	Pensacola, FL	2002
University Inn, Bloomington	7	186 1,342	Bloomington, IN	1992
SUBTOTAL	97	18,265
TOTAL

(1)	These hotels are owned by the Impac Debtors and could potentially be returned to the lenders, in satisfaction of outstanding mortgage obligations, in the event that the Lehman financing is not completed.

      Fourteen of the hotels listed above are located on land subject to long-term leases. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

Item 3.     Legal Proceedings

      On December 20, 2001, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code.

      Less than one year later, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) and, on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to lenders in January 2003 in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, 18 hotels are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11 (the “Impac Hotels”). The Impac Hotels represent approximately 19% of the Company’s total hotel properties, and 14% of the Company’s total hotel rooms as of March 24, 2003. The Impac Hotels contributed approximately 11.7% of the revenues from the 105 properties comprising the Company’s 2002 revenues. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors have reached an agreement with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will be returned to the lender in satisfaction of outstanding mortgage obligations. On March 3, 2003, the Impac Debtors filed a separate plan of reorganization (the “Impac Plan of Reorganization”) pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, would obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which would be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Impac Plan of Reorganization will be approved and the Lehman Financing successfully completed and, accordingly, that the Company will be able to retain the Impac Hotels.

      Pursuant to the Joint Plan, the following significant events took effect upon the Company’s emergence from reorganization proceedings:

•	preferred shares totaling 5,000,000 (par value $0.01; initial liquidation value $25 per share) became available for issuance;

•	new common shares totaling 7,000,000 (par value $0.01) became available for issuance;

•	Class A warrants to purchase 1,510,638 shares of common stock at $18.29 per share, became available for issuance;

•	Class B warrants to purchase 1,029,366 shares of common stock at $25.44 per share, became available for issuance;

•	the previous equity shares (28,479,837 in total) were cancelled and the previous stockholders received their pro rata share of 207,900 shares of common stock along with warrants to purchase 251,823 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 778,304 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the 12.25% Convertible Redeemable Equity Structured Trust Securities (“CRESTS”) were cancelled and the holders of the CRESTS received their pro rata share of 868,000 shares of the common stock along with warrants to purchase 1,258,815 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 251,062 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the Senior Subordinated Notes (the “Notes”) were cancelled and the holders of the Notes received their pro rata share of 4,690,600 shares of preferred stock and 5,557,511 shares of common stock;

•	the holders of allowed general unsecured claims became entitled to 309,400 shares of preferred stock and 366,589 shares of common stock. Until distributed, these shares form part of the Disputed Claims Reserve for the pre-bankruptcy petition general unsecured creditors. These shares will be periodically distributed as the disputed claims are resolved;

•	the Company closed on its $309.0 million exit financing arrangements with and through Merrill Lynch Mortgage Lending, Inc. (used to repay previous debt obligations, to fund payments of certain allowed claims and to fund portions of certain required cash escrows); this financing is secured by 57 of the Company’s hotels.

•	Loans from lenders approximating $86.0 million, secured by 21 of the Company’s hotels, were reinstated on their previous terms, except for the extension of certain maturities;

•	in accordance with AICPA, Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities have been recorded based on fair values. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

      The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in Texas, Illinois, and New York. In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company agreed to pay HRB $625,000. The Company has fully provided for this liability in its Consolidated Financial Statements.

      The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management’s opinion, have a material adverse effect on its financial position or results of operations.

      There are other pre-bankruptcy petition litigations and claims pending against the Company, but the Company’s exposure to such litigations and claims is limited to the Disputed Claims Reserve.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On November 25, 2002, the Company’s Plan of Reorganization became effective, resulting in the cancellation of 28,479,837 common shares. New common shares totaling 7,000,000 became available for issuance. Of this amount, 6,682,667 shares have been issued. The remaining 317,333 shares form part of the Disputed Claims Reserve available for issuance to the general unsecured creditors. Similarly, 5,000,000 shares of preferred stock became available for issuance. Of this amount, 4,732,160 have been issued. The remaining 267,840 form part of the Disputed Claims Reserve.

      No assurances can be given with respect to the prices at which the Company’s securities will trade and such prices may be materially different from those derived in connection with the Joint Plan of Reorganization.

      Prior to November 21, 2001, the Company’s common stock was traded on the New York Stock Exchange under the symbol “LOD.” Subsequent to November 21, 2001, the Company’s stock traded on the Over-the-Counter Bulletin Board under the trading symbol “LODN.OB.” On emergence from Chapter 11, the common stock traded on the Over-the-Counter Bulletin Board under the symbol “LDGIV.OB” until January 28, 2003 when it began trading on the American Stock Exchange under the symbol “LGN.” The following table sets forth the high and low sales prices of the Company’s common stock on a quarterly basis for the past two years.

Before Reorganization

	High	Low

2001
First Quarter	$4.00	$1.10
Second Quarter	1.20	0.62
Third Quarter	0.75	0.07
Fourth Quarter	0.35	0.03
2002
First Quarter	$0.10	$0.06
Second Quarter	0.17	0.05
Third Quarter	0.07	0.04
Fourth Quarter	0.07	0.03

After Reorganization

	High	Low

2002
Period November 26, 2002 to December 31, 2002	(1)	(1)

(1)	No reliable data was available for this period.

      As of March 24, 2003, there were 302 shareholders of record who had exchanged old Lodgian common stock for the new stock. In addition, there were 527 and 2,062 old Lodgian shareholders and Servico shareholders, respectively, who had not yet converted their shares into new Lodgian common stock.

      As of March 24, 2003, the shares to be issued to the general unsecured creditors totaled 366,589 shares of common stock and 309,400 shares of preferred stock. On March 27, 2003, the Company made its first distribution of 49,256 common and 41,560 preferred shares to the general unsecured creditors. The remaining shares (317,333 common and 267,840 preferred) represent part of the Disputed Claims Reserve. These shares are considered issued and outstanding for accounting purposes.

      The Board of Directors of the Company will determine future dividend policies based on the Company’s financial condition, profitability, cash flow, capital requirements and business outlook, among other factors.

      Because all of the Company’s cash flows will be used in the foreseeable future to fund operations, capital improvements and to make payments under the exit financing agreement and other mortgage financings, the Company does not anticipate paying dividends on the new common stock in the near future.

      The new preferred stock issued on the Company’s emergence from Chapter 11 accrues cumulative dividends, compounded annually at the rate of 12.25%. On the first anniversary of the Company’s emergence from Chapter 11 (November 25, 2003), the preferred dividend will be paid via the issuance of additional shares of preferred stock. On the second and third anniversary (November 25, 2004 and 2005), the Board of Directors will declare such dividends and will have the option of paying such dividends in cash or in kind via the issuance of additional shares of preferred stock.

Equity Compensation Plan Information

Number of
Securities Remaining
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column(a)

Plan category	(a )	(b )	(c )
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	0	n/a	1,060,000*

*	On November 25, 2002, the Company adopted a new Stock Incentive Plan (the “Stock Incentive Plan”) which replaced the Option Plan previously in place. The Stock Incentive Plan was not approved by security holders as it was adopted in connection with the Company’s Joint Plan of Reorganization. In accordance with the Stock Incentive Plan, awards to acquire up to 1,060,000 shares of common stock could be granted to officers or other key employees or consultants of the Company as determined by a committee appointed by the Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. Stock options granted pursuant to the Stock Incentive Plan cannot be granted at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the committee. As of December 31, 2002, no awards had been made pursuant to the Stock Incentive Plan.

Item 6.     Selected Financial Data

Selected Consolidated Financial Data

      The following table presents selected financial data derived from the Company’s historical financial statements for the periods, November 23, 2002 to December 31, 2002 (the “Successor”) and January 1, 2002 to November 22, 2002 and the four years ended December 31, 2001 (the “Predecessor”). This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

      The Company emerged from Chapter 11 on November 25, 2002 and implemented fresh start reporting effective November 22, 2002 (the date that the exit financing agreement was signed). As a result, the Consolidated Statements of Operations information for the period November 23 to December 31, 2002 reflect the Company’s financial position and operating results after the effect of the Company’s Plan of Reorganization and the application of the principles of fresh start reporting in accordance with SOP 90-7. The Consolidated Financial Statements are those of a new reporting entity and are not comparable with the financial statements of the Predecessor Company.

	Successor	Predecessor

	November 23,	January 1, to
	to December 31,	November 22,
	2002	2002	2001	2000	1999	1998

	(In thousands, except share data)
Revenues	$31,747	$378,024	$447,556	$580,897	$592,420	$395,214
Net (loss) income	(9,326)	12,366	(142,764)	(87,955)	(60,693)	(5,221)
Net (loss) income attributable to common stock	(10,836)	12,366	(142,764)	(87,955)	(60,693)	(5,221)
Earnings per common share, basic and diluted:
Net (loss) income attributable to common stock	(1.55)	0.43	(5.04)	(3.12)	(2.23)	(0.26)
Basic and diluted weighted average shares	7,000,000	28,479,837	28,350,000	28,186,000	27,222,000	20,245,000
Net cash (used in) provided by operating activities	(100)	(1,347)	9,299	22,352	67,191	29,301
Net cash (used in) provided by investing activities	(13,474)	(21,888)	37,258	124,623	(90,957)	(182,524)
Net cash (used in) provided by financing activities	(1,221)	34,898	(53,552)	(140,617)	19,225	157,165
Total assets	762,664	967,131	975,362	1,160,344	1,421,996	1,497,068
Long-term obligations	387,424	7,215	7,652	674,038	856,675	816,644
Liabilities subject to compromise	93,816	926,387	925,894	—	—	—
Mandatorily redeemable 12.25% cumulative preferred stock	126,510	—	—	—	—	—
Total liabilities	557,697	995,972	982,043	1,027,067	1,197,454	1,214,154
Total stockholders’ equity (deficit)	78,457	(28,841)	(6,681)	136,880	224,542	283,767

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The discussion in this section should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in this Form 10-K.

      The economic downturn which commenced in early 2001 and the aftermath of the terrorist attacks of September 11, 2001 resulted in a sharp decline in lodging demand in 2001 and continued to impact the Company’s operating results during 2002. In addition, the Company’s heavy debt load as well as hotel product issues, arising from a lack of sufficient liquidity, all combined to place adverse pressure on the Company’s cash flows and liquidity.

Filing and emergence from Chapter 11

      On December 20, 2001, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code.

      Less than one year later, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) and, on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Reorganization, eight other wholly-owned hotels were returned to lenders in January 2003 in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, 18 hotels are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11 (the “Impac Hotels”). The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of March 24, 2003. The Impac Hotels contributed approximately 11.7% of the revenues from the 105 properties comprising the Company’s 2002 revenues. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors have reached an agreement with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will be returned to the lender in satisfaction of outstanding mortgage obligations. On March 3, 2003, the Impac Debtors filed a separate plan of reorganization (the “Impac Plan of Reorganization”) pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, would obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which would be used to pay the Impac Settlement Amount. Though there can be no assurance, the Company is hopeful that the Impac Plan of Reorganization will be approved and the Lehman Financing successfully completed and, accordingly, that the Company will be able to retain the Impac Hotels.

      The significant events which were effected upon the Company’s emergence from reorganization proceedings are more fully discussed in the Liquidity and Capital Resources section and in Note 2 of the Notes to the Consolidated Financial Statements.

Stock Exchange Listing

      On January 28, 2003, the Company’s newly issued common and preferred stocks were approved for listing on the American Stock Exchange under the symbols, “LGN” and “LGN.pr”.

Financial Comparison

      Management believes that results of operations in the hotel industry are best explained by three key performance measures: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) levels. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of the Company’s hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

RevPAR is derived by dividing room revenues by the number of available room nights for a given period or, alternatively, by multiplying the occupancy by the ADR.

	Years Ended December 31,

			% change		% change
	2002	2001	2002-2001	2000	2001-2000

	(In thousands, except percentages)
Revenues	$409,771	$447,556	(8.4)%	$580,897	(23.0)%
Direct operating expenses	163,982	174,282	(5.9)%	230,938	(24.5)%
General administrative and other expenses	172,672	194,835	(11.4)%	224,734	(13.3)%
Net income (loss)	3,040	(142,764)	102.1%	(87,955)	(62.3)%
Revenue per available room (RevPAR)	$42.06	$45.08	(6.7)%	$49.62	(9.1)%
Average daily rates (ADR)	$72.51	$75.28	(3.7)%	$76.73	(1.9)%
Occupancy	58.0%	59.9%	(3.2)%	64.6%	(7.3)%
Number of hotels included at end of each year	105	105	—	111	(5.4)%
Same unit data (i.e. for the 105 hotels owned/managed at December 31, 2002)
Revenues	$408,287	$440,513	(7.3)%	$483,239	(8.8)%
Revenue per available room (RevPAR)	$42.06	$45.13	(6.8)%	$49.24	(8.3)%
Average daily rates (ADR)	$72.51	$75.32	(3.7)%	$76.08	(1.0)%
Occupancy	58.0%	59.9%	(3.2)%	64.7%	(7.4)%

Results of operations

      The Company emerged from Chapter 11 on November 25, 2002 and applied fresh start reporting effective November 22, 2002 (the date that the exit financing agreement was signed). As a result, all assets and liabilities were recorded based on fair values. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”). For purposes of the discussion below, the Predecessor’s results for the period January 1, 2002 to November 22, 2002 have been combined with the Successor’s results for the period November 23, 2002 to December 31, 2002 (the “2002 combined period”). The differences between periods due to fresh start reporting are explained where necessary.

      The data in the table above, for 2002, presents the results for the 2002 combined period. The same unit data compares the results for the 2002 combined period with the comparative periods for 2001 and 2000, but only for the hotels that are included in the consolidated results for the 2002 combined period. The table supplements the comparison below which provides a more detailed analysis and discussion of the Company’s results and liquidity for the 2002 combined period and for the years ended December 31, 2001 and 2000 (referred to as “2001” and “2000,” respectively) . This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and related notes set forth in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Revenues

      Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking.

     2002 combined period compared to 2001

      Revenues for the Company were $409.8 million for the 2002 combined period, an 8.4% decrease in revenues from $447.6 million for 2001. As shown in the preceding table, the occupancy and average daily rates declined in the 2002 combined period compared with 2001. These reductions are reflective of the economic recession, the aftermath of the terrorist attack on September 11, 2001 and hotel product quality issues due to liquidity constraints leading up to the Company’s Chapter 11 filing. Approximately 14 of the Company’s hotels are located in close proximity to major airports and these hotels have been directly affected by the decline in air travel. RevPAR has also been impacted by renovations in progress at some of the Company’s hotels.

     2001 compared to 2000

      In addition to the factors described above, revenues and RevPAR for 2001 were impacted by the Company’s previous strategic plans to reduce the size of its hotel portfolio and Company debt which resulted in the sale of twenty-five hotel properties between January 1, 2000 and December 31, 2001.

      Those plans caused a significant reduction in revenues between 2001 and 2000. Specifically, revenues for the Company were $447.6 million for 2001, a 23.0% decrease in revenues from $580.9 million for 2000. Of this $133.3 million decrease, approximately $90.6 million was a result of the sale of hotels. Revenues on a same unit basis, were $440.5 million for 2001 and $483.2 million for 2000 (a decline of 8.8%). RevPAR, on a same unit basis, for hotels owned at the end of 2001 declined by 8.3% compared with 2000 primarily as a result of a decline in occupancy of 7.4% as well as a decrease in average daily rates of 1.0%.

     Management’s response

      Management’s current strategies include improving revenues through improved marketing strategies and product quality. The corporate sales and revenue teams have been aligned along brand lines to leverage the benefits that can be gained from the respective flags. With the softening of the transient demand, the sales focus and deployment is on increasing group, contract and local corporate room night consumption. A significant capital expenditure program has been established to improve product quality and guest experience.

     Operating expenses

      Operating expenses are comprised of direct, general and administrative, other expenses and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component, which can be leveraged with increases in revenues. General and administrative and other expenses primarily represent property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. General administrative and other expenses also include corporate salaries and other corporate expenses which are generally fixed.

Direct operating expenses

     2002 combined period compared to 2001

      Direct operating expenses for the Company were $164.0 million (40% of revenues) for the 2002 combined period and $174.3 million (38.9% of revenues) for 2001. This $10.3 million decrease is primarily attributable to the reduction in revenues.

     2001 compared to 2000

      Direct operating expenses for the Company were $174.3 million (38.9% of revenues) for 2001 and $230.9 million (39.8% of direct revenue) for 2000. This $56.6 million decrease is primarily attributable to the reduction in revenues.

     Management’s response

      Management has embarked on strategies to reduce costs at the hotel level while remaining focused on guest satisfaction. In March 2002, a purchasing director was hired. Purchasing strategies have been implemented to capture the synergies and efficiencies of national vendor contracts. Since the Company has emerged from Chapter 11, the Company is in a better position to negotiate more attractive purchasing arrangements and terms with its vendors.

General, administrative and other expenses

      The property level component of general, administrative and other expenses were lower in the 2002 combined period over 2001 and 2001 over 2000, primarily as a result of reductions in revenues. Property level expenses contain significant elements of fixed costs and therefore do not reduce proportionately with revenues.

     2002 combined period compared to 2001

      General, administrative and other expenses were $172.7 million (42.1% of revenues) in the 2002 combined period and $194.8 million (43.5% of revenues) in 2001. In addition to the reduction due to lower revenues, general administrative and other overheads for the 2002 combined period declined as a result of significant reductions in corporate overheads (declined by $18.4 million) due to certain corporate cost reduction initiatives which were implemented at the corporate office. These initiatives included reductions in staffing, office space and technology costs. Insurance costs, an element of general, administrative and other expenses, increased by 38.7% ($2.7 million) effective with the policy renewal in September 2002.

     2001 compared to 2000

      General, administrative and other expenses were $194.8 million (43.5% of revenues) in 2001 and $224.7 million (38.7% of revenues) in 2000.

      In addition to the reduction due to lower revenues, general administrative and other overheads for 2001 were impacted by certain higher general, administrative and other expenses, mainly utilities, insurance, franchise fees and property taxes. Utility costs increased 21% in the first quarter of 2001 due to higher usages caused by extreme winter conditions in certain locations and increased energy rates. Insurance costs increased due to premium increases in the global insurance market. Franchise fees increased as a result of the prior year conversion of certain hotels to franchise arrangements that have slightly higher fee structures and certain changes in guest awards by franchisors. Property taxes increased due to higher property tax assessments in certain markets. Also, included in general, administrative and other expenses were $3.6 million of professional fees principally related to consultants performing certain financial and accounting management responsibilities within the Company, $1.2 million relating to certain legal matters mainly in respect of the HRB matter, and $3.2 million relating principally to provisions for certain sales and other taxes and receivable write-offs.

      Included in general, administrative and other expenses for 2000 were $7.5 million of professional fees related to the completion of accounting, tax, systems and other merger integration matters; $2.0 million related to legal and other costs associated with two non-consummated transactions (Whitehall and Edgecliff) and certain hotel asset dispositions; and $2.6 million related principally to provisions for certain sales and other taxes and receivable write-offs.

Depreciation and amortization expenses

     2002 combined period compared to 2001

      Depreciation and amortization expense was $57.2 million in the 2002 combined period and $62.5 million in 2001. This reduction is attributable to reduced carrying values of certain assets arising from impairment charges recorded in the fourth quarter of 2001 as well as to a reduction in the number of hotels (six were sold in 2001). This decrease was offset by additional depreciation related to capital improvements. Also, depreciation for the 2002 Successor period declined as a result of the write-down of fixed assets recorded on the implementation of fresh start reporting.

     2001 compared to 2000

      Depreciation and amortization expense was $62.5 million in 2001 and $64.8 million in 2000. The $2.3 million decrease is a result of a decrease in depreciation of $7.1 million related to hotels sold, net of additional depreciation expense of $4.8 million relating to six hotels previously considered held for sale and that were no longer being actively marketed for sale.

Impairment of long-lived assets

     2002 combined period compared to 2001

      No impairment charges were recorded during the 2002 combined period. However, the Company’s implementation of fresh start reporting resulted in a write-down of fixed assets of $222.1 million. These charges are included in reorganization items, which are discussed later. The impairment charges for 2001 are discussed below as part of the comparison between 2001 and 2000.

     2001 compared to 2000

      Impairment of long-lived assets was $67.3 million in 2001 and $60.7 million in 2000. The charge for the 2001 period was comprised of $6.6 million related to revised estimates of fair value for properties held for sale, $4.0 million related to one property which was identified as held for sale and also sold in 2001 and $69.0 million relating to a charge to reduce the carrying value of certain of the Company’s hotels held for future use, offset by a recapture of $12.3 million of impairment charges related to six hotels that were previously considered held for sale that were no longer being actively marketed for sale.

      Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. Specifically in connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of,” the Company determined that an impairment charge of $69.0 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale the remaining four properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

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

Other income and expenses

      Interest income and other for the 2002 combined period, 2001 and 2000 was $5.0 million, $0.7 million and $1.5 million, respectively. The significant increase in the 2002 combined period relates primarily to a discharge of indebtedness, recorded in the second quarter of 2002, in respect of Macon Hotel Associates, LLC, a 60%-owned subsidiary. The resulting gain on extinguishment of this indebtedness was $4.4 million and resulted from the exchange of a promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by Macon Hotel Associates of $0.2 million.

      Interest expense for the 2002 combined period and for 2001 was $32.1 million and $75.3 million, respectively. This decrease is mainly due to the treatment of highly leveraged debts while the Company was in Chapter 11. Where the estimated value of the underlying collateral in respect of certain debts was considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of those debts that was not recorded for the 2002 combined period (excluding interest on the CRESTS) approximated $28.2 million. Recorded interest expense for the 2002 combined period versus 2001 was also less as a result of a reduction in interest on variable rate debts as interest rates declined during 2002.

      Interest expense for 2001 and 2000 was $75.3 million and $97.3 million, respectively. The $22.0 million decrease over 2000 was primarily a result of the decrease in the level of debt which occurred when the Company sold the six hotels (including one of its largest) and used the proceeds to pay down debt. To a lesser extent, interest expense for 2001 was also impacted by a reduction in the cost of variable rate debt in 2001 versus 2000.

      The interest hedge break fee recorded in 2000 of $4.3 million represents amounts paid by the Company to break the interest rate lock agreement on one of its credit facilities.

      The acquisition termination fees of $3.5 million recorded during 2000 related to a reimbursement of expenses to Whitehall due to the non-consummation of an agreement for the sale of the Company.

      Gains on asset dispositions for the 2002 combined period, 2001 and 2000 were nil, $24.0 million and $0.3 million, respectively. The gain for 2001 related primarily to the sale of one hotel in the first quarter of 2001 (the Westin William Penn) and represents the excess of the net proceeds of sale over the net book value of assets sold.

      Minority interest for the 2002 combined period, 2001 and 2000 was $(0.3) million, $12.8 million and $13.1 million, respectively. The significant change in the 2002 combined period compared to the equivalent amounts for 2001 and 2000 is due to the non-accrual of the CRESTS interest. The Company ceased accruing interest on the CRESTS as these were considered to be unsecured debts of the Company. CRESTS interest not accrued for the 2002 combined period approximated $12.7 million.

      Reorganization items — The Company recorded all transactions incurred as a result of the Chapter 11 filing and the implementation of fresh start reporting, including the gain on extinguishment of debt, as reorganization items and classified these as one line item on its income statement. For the Successor period (November 23, 2002 to December 31, 2002), such expenses are included in general administrative and other expenses.

      The table below summarizes the reorganization items of the Predecessor Company for the period January 1, 2002 to November 22, 2002 and for the year ended December 31, 2001 (amounts in thousands):

	2002	2001

Gain on extinguishment of debt	$(256,430)	$—
Write-down of fixed assets (fresh start write-down)	222,071	—
Fresh start adjustments — other	(3,938)	—
Write-off of deferred financing costs	—	21,517
Legal and professional fees	22,315	3,179
Other reorganization items	3,292	320

	$(12,690)	$25,016

      The extinguishment of debt, arising from the application of fresh start reporting was comprised of (amounts in thousands):

Liabilities subject to compromise (pre-emergence)	$926,387
Liabilities settled and to be settled in cash and shares	(489,503)
Reinstated debt	(86,038)
Remaining liabilities subject to compromise (for subsidiaries in Chapter 11 at December 31, 2002)	(94,416)

$256,430

Income taxes

      As of December 31, 2002, Lodgian had net operating loss carry forwards of approximately $206 million for federal income tax purposes, which expire in 2004 through 2021. Under the plan of reorganization, substantial amounts of net operating losses were utilized to offset income from debt cancellations. The Company’s ability to use these net operating loss carry forwards to offset future income is subject to limitations which could increase over time. Due to these limitations, a portion or all of these net operating loss carry forwards could expire unused. In addition, the Company recognized an income tax benefit of $1.3 million for the 2002 combined period, a provision of $2.8 million for 2001 and a tax benefit of $28.7 million for 2000. The benefit for the 2002 combined period relates primarily to a reduction of the provision recorded in 2001, for state income taxes.

Liquidity and Capital Resources

      Lodgian utilizes its cash flows for operating expenses, capital expenditures and debt service. The Company’s principal sources of liquidity consist of existing cash balances and cash flow from operations.

      The Company emerged from Chapter 11 on November 25, 2002. Upon emergence, the following significant events were effectuated:

•	preferred shares totaling 5,000,000 (par value $0.01; initial liquidation value $25 per share) became available for issuance;

•	new common shares totaling 7,000,000 (par value $0.01) became available for issuance;

•	Class A warrants to purchase 1,510,638 shares of common stock at $18.29 per share, became available for issuance;

•	Class B warrants to purchase 1,029,366 shares of common stock at $25.44 per share, became available for issuance;

•	the previous equity shares (28,479,837 in total) were cancelled and the previous stockholders received their pro rata share of 207,900 shares of common stock along with warrants to purchase 251,823 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 778,304 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the 12.25% Convertible Redeemable Equity Structured Trust Securities (“CRESTS”) were cancelled and the holders of the CRESTS received their pro rata share of 868,000 shares of the common stock along with warrants to purchase 1,258,815 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 251,062 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the Senior Subordinated Notes (the “Notes”) were cancelled and the holders of the Notes received their pro rata share of 4,690,600 shares of preferred stock and 5,557,511 shares of common stock;

•	the holders of allowed general unsecured claims became entitled to 309,400 shares of preferred stock and 366,589 shares of common stock;

•	the Company closed on its $309.0 million exit financing arrangements with and through Merrill Lynch Mortgage Lending, Inc. (used to repay previous debt obligations, to fund payments of certain allowed claims and to fund portions of certain required cash escrows); this financing is secured by 57 of the Company’s hotels.

•	Loans from lenders approximating $86.0 million, secured by 21 of the Company’s hotels, were reinstated on their previous terms, except for the extension of certain maturities;

•	in accordance with AICPA, Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities have been recorded based on fair values. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

      The Company applied fresh start reporting to all its subsidiaries including those which were still in Chapter 11 at the emergence date. The approximate allocation of the Company’s reorganization value, in respect of all of its subsidiaries as of November 22, 2002 is shown below (amounts in thousands):

Long-term debt	$388,000
Liabilities subject to compromise	94,400
Post-petition liabilities including current portion of long-term debt	84,500
Mandatorily redeemable 12.25% cumulative preferred stock	125,000
New equity including minority interest	93,100

$785,000

      The proceeds from the exit financing facility of $309.0 million arranged with and through Merrill Lynch Mortgage Lending, Inc. (“Merrill”) were used primarily to repay previous mortgage debts approximating $262.3 million, to settle property tax claims and to fund portions of the various cash escrows required under the exit financing facility. The $309.0 million of exit financing is comprised of three separate components as follows:

•	Senior debt of $224.0 million which accrues interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple and leasehold interests in 55 of the Company’s hotels.

•	Mezzanine debt of $78.7 million which accrues interest at the rate of LIBOR plus 9.00% secured by the equity interest in the subsidiaries of the 56 hotels (the 55 which secure the Senior Debt and one additional hotel).

•	Canadian debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equates to approximately $6.3 million U.S. dollars at December 31, 2002) which is a fixed interest facility, maturing in December 2007 and which accrues interest at the rate of 7.879% (secured by a mortgage on the Windsor property).

      As permitted by the terms of the Senior and Mezzanine debt created as part of the exit financing provided by Merrill, the amounts of these loans may be adjusted or “resized” prior to a securitization of the mortgage loan. Merrill has exercised this right and the Senior and Mezzanine debt were resized in March 2003. The principal amount of the Mortgage Loan was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Loan was increased from $78.7 million to $84.1 million.

      The Senior and Mezzanine debts, which together approximated $302.7 million at origination, carry a blended rate of LIBOR plus 4.00% and mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debt by one year (i.e. to November 2005) is available only if no events of default occur in respect of the payments of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements. Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement. The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account and cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are above the minimum requirements for three consecutive months. The Company anticipates that as of March 31, 2003, the Debt Yield for the 56 properties will be below the 12.75% threshold and, therefore, any excess cash produced by the 56 properties will be retained in the special deposit account until the Debt Yield is above the minimum.

      The Company, through its wholly owned subsidiaries, owes approximately $11.4 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined). For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default at which time the Company could remedy the default by depositing with the trustee an amount estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty in an amount not to exceed $1.4 million.

      The new preferred stock accumulates dividends at the rate of 12.25%, is cumulative and is compounded annually. The dividend payable on November 25, 2003 is payable via the issuance of additional shares of preferred stock. The board of directors will determine whether the dividends due in November 2004 and 2005 will be paid in cash or via additional shares of preferred stock. The new preferred stock is subject to redemption at any time, at the Company’s option (including a premium during the first five years) and to mandatory redemption on November 25, 2012. If the preferred stock is redeemed during the first year, the premium payable is 5%, and the premium is reduced by 1% each succeeding year through 2007. This premium percentage would be applied against the preferred stock plus any dividends outstanding. The financial statements for the Successor period include an accrual for the preferred stock dividend as a direct charge against retained earnings.

      Until the remaining entities exit from Chapter 11 and the claims distribution process is complete, the Company will continue to make payments in respect of cash claims, professional costs relating to the entities in Chapter 11, the claims process as well as professional fees relating to the distribution of shares.

      The Company intends to use its cash for ongoing operations, debt service and capital expenditures and does not anticipate paying dividends on the new common stock in the near future.

      The Company may consider the possible sale of one or more hotel properties in order to, among other things, decrease total outstanding debt and eliminate less successful properties from the portfolio.

      Net cash used in operating activities in the 2002 combined period was $1.4 million and net cash provided by operating activities was $9.3 million in 2001.

      Cash flows used in investing activities were $35.4 million for the 2002 combined period and net cash provided by investing activities was $37.3 million in 2001. Investing activities for both the 2002 combined period and 2001 include significant capital expenditure on the Company’s hotels ($28.1 million and $28.8 million, respectively). For 2001, this was offset by net proceeds of $67.9 million from the sale of 6 hotel assets. The remainder of the Company’s investment activities for the 2002 combined period and for 2001 relates primarily to deposits for capital expenditure escrows ($5.5 million and $1.8 million, respectively), investment in new franchises and other deposits.

      Cash flows provided by financing activities for the 2002 combined period were $33.7 million and cash flows used in financing activities for 2001 were $53.6 million. Cash flows for financing activities for the 2002 combined period and for 2001 consisted primarily of the net proceeds from the issuance and repayment of long-term obligations, as well as payments of deferred loan fees. For the 2002 combined period, the proceeds from issuance of long-term obligations of $309.1 million was primarily a result of the new exit financing facility while the repayment of long-term debt of $266.0 million primarily related to previous debt repaid from the proceeds of the exit financing. The payment of deferred loan fees and other loan closing costs were also primarily related to the exit financing.

      At December 31, 2002, the Company had a working capital deficit of $9.6 million compared with a working capital surplus of $50,000 at December 31, 2001. The reduced working capital position is primarily due to the reclassifications of certain liabilities previously subject to compromise at December 31, 2001 to current liabilities at December 31, 2002, as a result of allowed claims pursuant to the Joint Plan of Reorganization.

      The Company has a capital improvement program to address the capital improvements required at the hotels related to product improvement plans specified by license agreements with franchisors, re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of December 31, 2002, the Company’s anticipated expenditures for such projects during the two years ending December 2004 are approximately $61.6 million and the Company has approximately $21.3 million escrowed for such improvements. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position and cash from operations. However, should the Company not be able to complete certain capital expenditures as required by its franchise license agreements, the applicable franchisor could seek to terminate such agreement. In this event, if the Company is unable to replace the terminated franchise agreement with a new agreement acceptable to the lender, the Company could be in default of one or more loan agreements.

      Management believes that the combination of its current cash position, cash flow from operations and capital expenditure escrows will provide sufficient liquidity to fund the Company’s operating, capital expenditure and debt service obligations through 2003.

      The Company’s ability to make scheduled principal payments, to pay interest on, or to refinance the Company’s indebtedness, depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation industry and to the general economic, political, financial, competitive, legislative and regulatory environment. These factors, including the severity and duration of the current economic downturn are beyond the Company’s control.

      Maturities of long-term obligations for each of the five years after December 31, 2002, and thereafter are as follows (amounts in thousands):

2003	$14,550
2004	326,667
2005	4,048
2006	4,429
2007	13,328
Thereafter	38,952

401,974
Subject to compromise	91,421

$493,395

      At December 31, 2002, the future minimum commitments for non-cancellable ground, parking and other leases were as follows (amounts in thousands):

2003	$2,929
2004	3,026
2005	3,060
2006	3,076
2007	3,059
Thereafter	78,691

$93,841

Inflation

      The Company cannot determine the precise impact of inflation. However, the Company believes that the rate of inflation has not had a material effect on its revenues or expenses in recent years. It is difficult to predict whether inflation will have a material effect on the Company’s results in the long-term.

     New Accounting Pronouncements

      In June 2001, SFAS No. 142 “Goodwill and other Intangible Assets” (effective for fiscal years beginning after December 15, 2001) was issued. SFAS No. 142 specifies that goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 was adopted by the Company in the first quarter of 2002. The adoption had no impact on the Company’s financial statements.

      In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” (effective for fiscal periods commencing after June 15, 2002) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We believe that the adoption of SFAS No. 143 did not have a significant impact on the Company’s financial statements.

      In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (effective for fiscal periods commencing December 15, 2001) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We currently believe that SFAS No. 144 requires the operating results of real estate assets sold to be included in discontinued operations in the statements of operations. The adoption had no impact on these financial statements but will impact the financial statements for the year ended December 31, 2003.

      In April 2002, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company was required to adopt SFAS No. 145 on November 22, 2002 upon its emergence from Chapter 11. As a result, the gain on extinguishment of debt of $256.4 million associated with the Company’s emergence from Chapter 11 was recorded in the period January 1, 2002 to November 22, 2002 (Predecessor), within reorganization items. Additionally, a $4.4 million gain on extinguishment of debt relating to Macon Hotel Associates was recorded in interest income and other.

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company will be required to adopt SFAS No. 146 for exit or disposal activities initiated after November 22, 2002 upon the emergence from Chapter 11. The Company has determined that there is no current impact of adopting SFAS No. 146. However, SFAS No. 146 will impact the accounting for future restructuring activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on its financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The amendments to SFAS No. 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company was required to adopt SFAS No. 148 on November 22, 2002 upon its emergence from Chapter 11.

Critical Accounting Policies

      The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). A summary of the significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The Company believes the following to be its critical accounting policies:

     Capitalization and depreciable lives of assets

      Capital improvements are capitalized when they extend the useful lives of the related asset. Management estimates the depreciable lives of the Company’s fixed assets. All items considered to be repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (buildings and improvements 10-40 years; furnishings and equipment 3-10 years). Property under capital leases is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

     Revenue recognition

      Revenues are recognized when the services are rendered. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking.

     Asset impairment evaluation

      Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As required by GAAP, the Company periodically evaluates its real estate assets to determine if there has been any impairment in carrying value and records impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In connection with the Company’s emergence from Chapter 11, and the application of fresh start reporting, the Company recorded a net write-down of $222.1 million. This write-down is included in reorganization items in the statement of operations. The impairment loss recognized in 2001 and 2000 was $67.3 million and $60.7 million, respectively.

      Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. Specifically in connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, the Company determined that an impairment charge of $69.0 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale four properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

     Income taxes

      The Company accounts for income taxes under SFAS 109 “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. See Note 11 of the Notes to the Consolidated Financial Statements for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

      The list of critical accounting policies above is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the treatment of a particular transaction is specifically determined by generally accepted accounting principles with no need for management’s judgment in selecting from alternatives which would provide different results.

Risk Factors

      This Form 10-K contains a number of statements about the future. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include managements’ expectations, statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company’s business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company’s future financial condition and results of operations. The words “may,” “should,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Certain factors are not within the Company’s control and hence readers are cautioned not to put undue reliance on forward-looking statements. The following represents a list of risks and uncertainties which could either individually or together cause actual results to differ materially from those described in the forward-looking statements (note: this list is not intended to be an exhaustive list of all the possible risks and uncertainties).

The value of hotels and the successful repayment of mortgage loans are dependent upon the successful operation of the hotels

      The value of hotels is heavily dependent on the cash flows generated by the hotels. If cash flow declines, the hotel values could suffer impairment and the ability to repay the related debt could also be adversely impacted. Factors affecting the performance of hotels include, but are not limited to, construction of a competing hotel, loss of franchise affiliations, the need for renovations, deterioration in hotel management, changes in travel patterns and adverse economic conditions.

      The Company’s revenue generating capabilities is dependent on its ability to retain its franchise affiliations

      Management believes that Lodgian’s strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums. With 80% of the Company’s portfolio comprised of Crowne Plaza, Holiday Inn and Marriott brand hotels, the Company is able to take advantage of superior brand equity, quality standards and reservation contribution. The Company’s hotels also benefit from franchisors’ central reservation offices, their global distribution systems and brand internet booking sites. These together contribute approximately 30% of the Company’s total reservations for these brands.

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

Interest rate increases will increase the cost of current and future debt

      A significant portion of the Company’s indebtedness is subject to adjustable interest rates and is secured by a substantial number of its operating assets. The Company anticipates that its future borrowings will be at interest rates which adjust with certain indices. Therefore, the cost of financing will vary subject to events which are beyond the Company’s control. While interest rates have declined markedly in the past year, changes in economic conditions could result in higher interest rates which could increase debt service requirements on floating rate debt and could reduce cash available for distribution. Adverse economic conditions could also cause the terms on which borrowings are available to be unfavorable. In those circumstances, if the Company needed capital to repay indebtedness, it could be required to sell one or more of its hotels which could result in a lower than optimum return on its investments.

Environmental, state and federal regulations could adversely affect the Company’s operations

      The Company’s hotels are subject to certain federal, state and local regulations which require the Company to obtain and maintain various licenses and permits. All such licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Certain of these licenses and permits are material to the Company’s business and the loss of such licenses could have a material adverse effect on the Company’s financial condition and results of operations.

      Lodgian is also subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. Lodgian is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to a person who, while intoxicated, caused the injury.

      Federal and state environmental regulations potentially impose cleanup costs for hazardous waste contamination on property owners. If any material hazardous waste contamination problems do exist on any of the Company’s properties, the Company may be exposed to liability for the costs associated with the cleanup of such sites.

The holders of the Company’s common stock could exercise significant control over the Company and could sell large blocks of shares

      The former holders of the Senior Subordinated Notes own 79.39% of the new common stock and 93.81% of the preferred stock. If holders of a significant number of our common stock act as a group, these holders could be in a position to significantly influence corporate actions requiring shareholder approval including the election of directors. In addition, if holders of the common and preferred stock elect to sell large blocks of common and preferred stock, this could have an adverse effect on the stock price of these Securities.

The public market for the Company’s new securities has existed for a short time

      The public market for the new common and preferred stock was initiated by listing on the American Stock Exchange (“AMEX”) on January 28, 2003. There can be no assurance that an active market will develop for the common and preferred stock or that these market prices will be sustained.

      The Company’s common stock could be de-listed from the Amex if the listing standards are not maintained

      The rules of the AMEX allow the AMEX to de-list securities if it determines that a company’s securities fail to meet certain guidelines in respect of corporate net worth, public float, number of shareholders, aggregate market value of shares or price per share. The Company cannot assure purchasers of the common and preferred stock that it will continue to meet these requirements.

The Company does not have employment agreements with all of its key management

      The Company depends on the continuing efforts of its executives and senior management. The departure of these individuals could adversely affect the Company’s business, particularly if the Company is not able to attract qualified replacements.

A prolonged economic downturn could have an adverse effect on the Company

      A weakening economy could continue to affect travel and lodging demand which could adversely impact the Company’s revenues and ultimately the value of its properties.

The Company is self insured in respect for certain types of insurance

      The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected.

      The Company may not be able to retain all of the hotels owned by the Impac Debtors

      The Impac Debtors own eighteen hotels of the Company’s portfolio. All of the eighteen properties owned by the Impac Debtors received financing from one lender prior to the bankruptcy filing, and the Company and the Impac Debtors have reached an agreement with such lender which provides for a release of the hotel collateral in exchange for the payment of the Settlement Amount by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the eighteen hotel properties will be returned to the lender in satisfaction of outstanding mortgage obligations. If the Company is not able to retain these properties, the Company may lose valuable assets and have fewer properties to contribute to overhead.

Competition in the lodging industry could have a material adverse effect on our business and results of operations

      The lodging industry is highly competitive. Competitive factors within the industry include: room rates, quality of accommodations, name recognition, service levels, reputation, amenities, reservation systems, convenience of location, and the supply and availability of alternative lodging. Levels of demand are dependent upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The hotels depend upon both commercial and tourist travelers for revenues. Generally, the hotels operate in areas that contain numerous other competitive lodging facilities, including hotels associated with franchisors which may have more extensive reservation systems.

      Competition within the lodging market has increased substantially and may increase in the foreseeable future. We cannot guarantee that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve hotels in the markets in which we currently or may subsequently compete, thereby materially and adversely affecting our business and results of operations.

The short operating history since the Company’s emergence from Chapter 11 may be insufficient to evaluate the Company’s financial condition based on the Company’s financial statements

      The Company emerged from Chapter 11 protection on November 25, 2002 and applied fresh start reporting effective November 22, 2002. The Successor’s financial statements included in this Form 10-K span the period November 23, 2002, to December 31, 2002. This short operating history may be insufficient to evaluate the Company’s financial condition and results of operations.

The onset of war and terrorist activity could have a material adverse affect on the Company’s financial condition and results of operations

      The onset of war could further weaken the Company’s financial condition and results of operations which have already been weakened as a result of the terrorist attacks that occurred on September 11, 2001 and the weakening in the U.S. economy.

The Company will have significant post-reorganization debt obligations

      Although the Company is substantially less leveraged as a result of the voluntary reorganization, the Company cannot provide assurances that its operating cash flows will be adequate to pay the principal and interest payments under the post reorganization indebtedness when due, as well as to fund all contemplated capital expenditures. The failure to make necessary capital expenditures could have a material adverse effect on the ability of the Company to remain competitive.

The Company will have limited access to working capital

      The Company is expected to require certain amounts of working capital. While the Company anticipates that sufficient funds to meet its working capital needs for the foreseeable future will be available from the cash generated by the businesses of the reorganized Company and from the exit financing facility, the ability of the Company to gain access to additional working capital, if needed, cannot be assured, particularly in view of competitive factors, industry conditions and the restrictive terms of the exit financing facility.

The Company may not be able to meet certain requirements imposed by its franchisors and therefore could lose the right to operate one or more hotels under a national flag

      The terms of the Company’s franchise agreements require each hotel to meet certain quality and guest satisfaction standards. In addition, as part of the reorganization process, the Company entered into stipulations with each of its major franchisors setting forth a timeline as to completion of certain capital expenditures. There can be no assurance that the Company will have sufficient liquidity to be able to meet its capital expenditure or other requirements, and the Company could lose the right to operate certain hotels under nationally recognized brand names. Furthermore, the termination of one or more franchise agreements could trigger a default under certain loan agreements as well as obligations to pay liquidated damages under the franchise agreements.

      As of March 24, 2003, the Company was not in strict compliance with the terms of eighteen of its franchise agreements and has received termination notices from franchisors with respect to six of these eighteen properties. There can be no assurance that the Company will be able to complete its action plans to cure the alleged defaults prior to the specified termination dates or be granted additional time in which to cure any defaults.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The risk inherent in the Company’s market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. In connection with the exit financing arranged with and by Merrill Lynch Mortgage Lending, Inc., in November 2002, the Company purchased two interest rate cap agreements. These instruments have the effect of limiting the interest rate exposure associated with the Senior and the Mezzanine portion of the exit financing so that the interest payable on these obligations is variable only up to a LIBOR rate of 6.4375% plus the applicable spread. The notional amounts of the two interest rate caps and their termination dates match the principal amounts and maturities of the outstanding amounts on these loans. The fair value of these two instruments at December 31, 2002 approximated $0.1 million.

      In addition, the hotel business is inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. Approximately 64% of the long-term debt carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $493.4 million, at December 31, 2002, including current maturities and debt subject to compromise.

      The table below provides information about the Company’s debt obligations subsequent to its emergence from Chapter 11:

				Maturity dates
			Subject to
	Fair value	Total(1)	compromise	2003	2004	2005	2006	2007	Thereafter

	(In thousands)
Exit financing — Mortgage notes payable with interest at LIBOR plus 2.2442% — matures November 2004	$224,036	$224,036	$—	$2,313	$221,723	$—	$—	$—	$—
Exit financing — Mortgage notes payable with interest at LIBOR plus 9% — matures November 2004	78,671	78,671	—	812	77,859	—	—	—	—
Exit financing — Mortgage notes payable with interest at 7.879% — matures December 2007	6,339	6,339	—	169	182	197	213	5,578	—
Liabilities subject to compromise	91,421	91,421	91,421	—	—	—	—	—	—
Mortgage notes 7.3% — 10.7%	91,320	82,887	—	3,624	26,869	3,818	4,216	7,750	36,610
Mortgage notes — prime plus 0.25%	7,447	7,447	—	7,447	—	—	—	—	—
Other	2,594	2,594	—	185	34	33	—	—	2,342

	$501,828	$493,395	$91,421	$14,550	$326,667	$4,048	$4,429	$13,328	$38,952

(1) Comprises:

Current portion of long term debt	$14,550
Liabilities subject to compromise	91,421
Long-term debt	387,424

$493,395

      At December 31, 2002, the Company had approximately $310.2 million of debt instruments outstanding that are subject to changes in the LIBOR or PRIME rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in the LIBOR rate would be a reduction in income before income taxes by approximately $0.8 million.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company are included as a separate section of this report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with accountants during the periods covered by this report on Form 10-K. On June 6, 2002, the Company terminated the services of Arthur Andersen LLP and appointed Deloitte and Touche LLP.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 11.     Executive Compensation

      Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions

      Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 14.     Controls and Procedures

      (a) Within the 90 days prior to the date of this report, certain of the Company’s management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and Rule 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic reports to the Securities and Exchange Commission.

      (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) The Consolidated Financial Statements of the Company and its subsidiaries are filed as a separate section of this report commencing on page F-1:

(2) Financial Statement Schedule:

All Schedules are omitted because they are not applicable or required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

The information called for by this paragraph is contained in the Exhibits Index of this report, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

A report on Form 8-K was filed on November 6, 2002 relating to confirmation, by the United States Bankruptcy Court for the Southern District of New York, of the First Amended Joint Plan of Reorganization of Lodgian, Inc. and certain of its subsidiaries.

A report on Form 8-K was filed on November 20, 2002 providing a summary of the Plan of Reorganization, in accordance with the requirements of the Securities and Exchange Commission.

A report on Form 8-K was filed on November 26, 2002 relating to a press release, announcing the emergence from bankruptcy of Lodgian, Inc. and the majority of its subsidiaries.

A report on Form 8-K was filed on January 28, 2003 relating to a press release, announcing that Lodgian, Inc.’s new common and preferred stocks had been approved for listing on the American Stock Exchange.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

LODGIAN, INC.

By:	/s/ DAVID E. HAWTHORNE

David E. Hawthorne
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 31, 2003.

Signature	Title

/s/ DAVID E. HAWTHORNE David E. Hawthorne	President and Chief Executive Officer

/s/ RICHARD CARTOON Richard Cartoon	Executive Vice President and Chief Financial Officer

/s/ MANUEL E. ARTIME Manuel E. Artime	Chief Accounting Officer

/s/ RUSSEL S. BERNARD Russel S. Bernard	Chairman of the Board of Directors

/s/ SEAN F. ARMSTRONG Sean F. Armstrong	Director

/s/ STEWART BROWN Stewart Brown	Director

/s/ STEPHEN P. GRATHWOHL Stephen P. Grathwohl	Director

/s/ JONATHAN D. GRAY Jonathan D. Gray	Director

/s/ KENNETH A. CAPLAN Kenneth A. Caplan	Director

/s/ KEVIN C. MCTAVISH Kevin C. McTavish	Director

/s/ W. THOMAS PARRINGTON W. Thomas Parrington	Director

Sarbanes-Oxley Section 302(a) Certification

I, David Hawthorne, certify that:

      1. I have read this annual report on Form 10-K of Lodgian, Inc;

      2. based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this annual report;

      4. the registrant’s other certifying officers and I:

(a) are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a-14 and 15d-14) of the registrant

(b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the annual report is being prepared

(c) have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) have presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

      5. the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. the registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID E. HAWTHORNE

David E. Hawthorne
President and Chief Executive Officer

Date: March 31, 2003

Sarbanes-Oxley Section 302(a) Certification

I, Richard Cartoon, certify that:

1. I have read this annual report on Form 10-K of Lodgian, Inc;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. the registrant’s other certifying officers and I:

(a) are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a – 14 and 15d – 14) of the registrant

(b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the annual report is being prepared

(c) have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) have presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) the registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD CARTOON

Richard Cartoon
Executive Vice President and
Chief Financial Officer

Date: March 31, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8:

Page

Independent Auditors’ Report (Deloitte & Touche LLP)	F-2
Report of Independent Public Accountants (Arthur Andersen LLP)	F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the years ended December 31, 2001 and 2000
F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the years ended December 31, 2001 and 2000
F-6
Consolidated Statements of Cash Flows for the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the years ended December 31, 2001 and 2000
F-7
Notes to the Consolidated Financial Statements	F-8

      All schedules are inapplicable, or the required information has been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Lodgian, Inc.

      We have audited the accompanying consolidated balance sheet of Lodgian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 (Successor Company balance sheet), and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period November 23, 2002 to December 31, 2002 (Successor Company operations), and the period January 1, 2002 to November 22, 2002, (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Lodgian, Inc. as of December 31, 2001 (Predecessor Company balance sheet), and for each of the two years in the period ended December 31, 2001 (Predecessor Company operations), were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, on November 5, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 25, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

      In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the period from November 23, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the Predecessor Company’s results of their operations and their cash flows for the period January 1, 2002 to November 22, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 21, 2003

      The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on March 22, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. The Company has not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lodgian, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed a voluntary petition with the United States Bankruptcy Court for reorganization under Chapter 11. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

March 22, 2002

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor

	December 31, 2002	December 31, 2001

	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,875	$14,007
Cash, restricted	19,384	3,218
Accounts receivable ( net of allowances: 2002 — $1,594; 2001 — $1,237)	10,681	12,489
Inventories	7,197	7,223
Prepaid expenses and other current assets	15,118	6,284

Total current assets	63,255	43,221
Property and equipment, net	664,565	913,968
Deposits for capital expenditures	21,309	15,813
Other assets	13,535	2,360

	$762,664	$975,362

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$12,380	$2,706
Other accrued liabilities	44,125	30,977
Advance deposits	1,786	1,771
Current portion of long-term debt	14,550	7,717

Total current liabilities	72,841	43,171
Long-term debt	387,424	7,652
Liabilities subject to compromise	93,816	925,894
Minority interests	3,616	5,326

Total liabilities	557,697	982,043
Commitments and contingencies
Mandatorily redeemable 12.25% cumulative preferred stock	126,510	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 30,000,000 shares authorized; 7,000,000 issued and outstanding (Successor)	70	—
Common stock, $.01 par value, 75,000,000 shares authorized; 28,479,837 issued and outstanding (Predecessor)	—	284
Additional paid-in capital	89,223	263,320
Accumulated deficit	(10,836)	(268,306)
Accumulated other comprehensive loss	—	(1,979)

Total stockholders’ equity (deficit)	78,457	(6,681)

	$762,664	$975,362

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor

	November 23, 2002	January 1, 2002 to
	to December 31, 2002	November 22, 2002	2001	2000

	(In thousands, except per share data)
Revenues:
Rooms	$21,213	$280,447	$328,852	$422,475
Food and beverage	9,011	81,822	98,574	131,333
Other	1,523	15,755	20,130	27,089

	31,747	378,024	447,556	580,897

Operating expenses:
Direct:
Rooms	8,068	78,338	91,415	119,159
Food and beverage	6,856	58,929	70,665	94,950
Other	1,160	10,631	12,202	16,829

	16,084	147,898	174,282	230,938

Gross contribution	15,663	230,126	273,274	349,959
General, administrative and other	18,453	154,219	194,835	224,734
Depreciation and amortization	3,970	53,224	62,545	64,794
Impairment of long-lived assets	—	—	67,340	60,688

Other operating expenses	22,423	207,443	324,720	350,216

	(6,760)	22,683	(51,446)	(257)
Other income (expenses):
Interest income and other	14	4,940	709	1,458
Interest expense (contractual interest: $3.4 million, $56.9 million and $76.2 million for the Successor period ended December 31, 2002, the Predecessor period ended November 22, 2002 and the year ended December 31, 2001, respectively)	(2,695)	(29,433)	(75,326)	(97,306)
Interest hedge break fee	—	—	—	(4,294)
Acquisition-termination fees	—	—	—	(3,500)
Gain on asset dispositions	—	—	23,975	298
Minority interests:
Preferred redeemable securities (contractual interest: $12.7 million and $13.2 million for the Predecessor period ended November 22, 2002 and the year ended December 31, 2001)	—	—	(12,869)	(12,412)
Other	147	126	38	(665)

Loss before income taxes and reorganization items	(9,294)	(1,684)	(114,919)	(116,678)
Reorganization items	—	12,690	(25,016)	—

(Loss) income before income taxes	(9,294)	11,006	(139,935)	(116,678)
(Provision) benefit for income taxes	(32)	1,360	(2,829)	28,723

Net (loss) income	(9,326)	12,366	(142,764)	(87,955)
Preferred stock dividend	(1,510)	—	—	—

Net (loss) income attributable to common stock	$(10,836)	$12,366	$(142,764)	$(87,955)

Basic and diluted (loss) earnings per common share:
Net (loss) income	$(1.55)	$0.43	$(5.04)	$(3.12)

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period ended November 22, 2002, the period ended December 31, 2002 and the years ended December 31, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss (net of tax)	Equity

	(In thousands, except share data)
Predecessor Company:
Balance at January 1, 2000	28,130,325	$281	$262,760	$(37,587)	$(912)	$224,542
401(k) Plan contribution	144,131	1	504	—	—	505
Director compensation	15,968		56	—	—	56
Net loss	—	—	—	(87,955)	—	(87,955)
Currency translation adjustments	—	—	—	—	(268)	(268)

Comprehensive loss	—	—	—	—	—	(88,223)

Balance at December 31, 2000	28,290,424	282	263,320	(125,542)	(1,180)	136,880
401(k) Plan contribution	189,413	2				2
Net loss	—	—	—	(142,764)	—	(142,764)
Currency translation adjustments, net of tax	—	—	—	—	(799)	(799)

Comprehensive loss						(143,563)

Balance at December 31, 2001	28,479,837	284	263,320	(268,306)	(1,979)	(6,681)
Net income through November 22, 2002	—	—	—	12,366	—	12,366
Currency translation adjustments, net of tax	—	—	—		101	101

Comprehensive loss	—	—	—			12,467

Balance at November 22, 2002	28,479,837	284	263,320	(255,940)	(1,878)	5,786
Reorganization adjustments	(28,479,837)	(284)	(263,320)	255,940	1,878	(5,786)

Balance November 22, 2002	—	—	—	—	—	—

Successor Company:
Distribution of new common shares	7,000,000	70	81,186	—	—	81,256
Distribution of A warrants, 1,510,638	—	—	4,774			4,774
Distribution of B warrants, 1,029,366	—	—	3,263			3,263
Net loss — November 22 to December 31, 2002	—	—	—	(9,326)		(9,326)
Currency translation adjustments, net of tax	—	—	—	—	—	—

Comprehensive loss						(9,326)
Preferred dividends accrued (not declared)				(1,510)		(1,510)

Balance December 31, 2002	7,000,000	$70	$89,223	$(10,836)	$—	$78,457

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	November 23, 2002	January 1, 2002 to
	to December 31, 2002	November 22, 2002	2001	2000

	(In thousands)
Operating activities:
Net (loss) income	$(9,326)	$12,366	$(142,764)	$(87,955)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,970	53,224	62,545	64,794
Impairment of long-lived assets	—	222,071	67,340	60,688
Gain on extinguishment of debt	—	(260,838)	—	—
Fresh start adjustments — other	—	(3,938)	—	—
Deferred income tax benefit	—	—	—	(30,063)
Minority interests	(147)	(126)	12,831	10,014
Gain on sale of assets	—	—	(23,975)	(298)
Write-off and amortization of deferred financing costs	167	56	26,273	5,654
Other	(381)	213	563	(3,043)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	3,821	(2,013)	8,135	5,896
Inventories	126	(100)	582	1,385
Prepaid expenses, other assets and restricted cash	14,795	(39,795)	(1,607)	1,013
Accounts payable	(1,797)	1,604	2,277	(3,499)
Other accrued liabilities	(11,025)	15,611	(2,818)	(1,704)
Advance deposits	(303)	318	(83)	(530)

Net cash (used in) provided by operating activities	(100)	(1,347)	9,299	22,352

Investing activities:
Capital improvements	(4,808)	(23,290)	(28,844)	(78,716)
Proceeds from sale of assets, net of related selling costs	—	—	67,910	205,523
(Deposits) withdrawals for capital expenditures	(7,656)	2,160	(1,808)	(2,184)
Other	(1,010)	(758)	—	—

Net cash (used in) provided by investing activities	(13,474)	(21,888)	37,258	124,623

Financing activities:
Proceeds from borrowings on working capital revolver	—	—	21,000	30,000
Proceeds from issuance of long-term obligations	—	309,098	—	2,326
Principal payments on long-term obligations	(1,221)	(266,601)	(58,954)	(163,868)
Principal payments on working capital revolver	—	—	(15,000)	(5,000)
Payments of deferred loan costs	—	(7,599)	(598)	(3,300)
Distributions to minority interests	—	—	—	(775)

Net cash (used in) provided by financing activities	(1,221)	34,898	(53,552)	(140,617)

Net (decrease) increase in cash and cash equivalents	(14,795)	11,663	(6,995)	6,358
Cash and cash equivalents at beginning of period	25,670	14,007	21,002	14,644

Cash and cash equivalents at end of period	$10,875	$25,670	$14,007	$21,002

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest, net of amount capitalized	$1,589	31,132	$73,131	$88,247

Income taxes, net of refunds	$(302)	(302)	$120	$584

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock on emergence from Chapter 11	$—	$125,000	$—	$—

Issuance of other securities on emergence from Chapter 11	$—	$89,293	$—	$—

Net non-cash debt increase	$16	$137	$—	$1,656

Operating cash receipts and payments resulting from Chapter 11 proceedings:
Professional fees paid	—	(11,184)	(3,772)	—
Other reorganization payments	—	(908)	(24)	—

	$—	$(12,092)	$(3,796)	$—

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.     Summary of Significant Accounting Policies

Description of Business

      On December 11, 1998, Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company Lodgian, Inc. (“Lodgian” or the “Company”). This transaction (the “Merger”) was accounted for under the purchase method of accounting, whereby Servico was considered the acquiring company.

      As of December 31, 2002 and 2001, Lodgian, its wholly owned subsidiaries and consolidated joint ventures (collectively, the “Company”), owned or managed 106 hotels in 32 states and Canada. At December 31, 2000, the Company owned or managed 112 hotels.

Principles of Consolidation

      The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and four joint ventures in which Lodgian exercises control. Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint venture’s assets and operations, has the ability and authority to enter into financing agreements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity, Columbus Hospitality Associates LP, in which the Company has a 30% equity interest, is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fresh Start Reporting

      As more fully disclosed in Note 2, on December 20, 2001, the Company and substantially all of its subsidiaries that owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code.

      Effective November 22, 2002, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The Consolidated Financial Statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements prior to confirmation (the “Predecessor”). See Note 2.

      The shares to be issued to the general unsecured creditors are considered issued and outstanding for accounting purposes. As claims of creditors are resolved, the Company will make periodic distributions of preferred and common stock to these creditors.

Inventories

      Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

Minority Interests — Preferred Redeemable Securities

      Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities (“CRESTS”). The CRESTS bore interest at 7% and were convertible into shares of the Company’s common stock. For further discussion of the CRESTS, see Note 8. In connection with the Company’s emergence from Chapter 11, the CRESTS were exchanged for common stock (868,000 shares), Class A warrants (1,258,815) and Class B warrants (251,062).

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests — Other

      Minority interests represent the minority interests’ proportionate share of equity of joint ventures that are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

Property and Equipment

      Effective November 22, 2002, the Company restated the recorded value of all property and equipment to reflect their fair value. Previously, property and equipment had been stated at depreciated cost, less adjustment for impairment where applicable. Capital improvements are capitalized when they extend the useful life of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

      The Company capitalizes interest costs incurred during the renovation and construction of capital assets. During the Successor period ended December 31, 2002, the Predecessor periods ended November 22, 2002 and the years ended December 31, 2001 and 2000, the Company capitalized $149,000, $365,000, $861,000 and $747,000 of interest, respectively.

      Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying value of the assets has occurred. The carrying value of long-lived assets is considered impaired when its undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If it is determined that an impairment has occurred, the excess of the assets’ carrying value over its estimated fair value will be charged to operations. Impairment losses for assets held for sale are recognized when the assets’ carrying values are greater than the fair value less estimated selling costs. See Note 6 for further discussion of the Company’s charges for asset impairment.

Deferred Costs

      Deferred franchise costs of $4,281,000 and $2,360,000 at December 31, 2002 and 2001, respectively, are included in other assets, net of accumulated amortization. During 2001, deferred financing costs were all written off as reorganization items since the related debt was subject to compromise in accordance with the Company’s bankruptcy petition. Deferred financing costs, net of accumulated amortization, at December 31, 2002, were $7,431,000. Deferred franchise and other costs are amortized using the straight-line method over the terms of the related franchise or other agreements, while deferred financing costs are amortized using the interest method over the related term of the debt.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of funds deposited as letters of credit collateral, and amounts reserved for capital improvements, debt service, taxes and insurance, as required by loan agreements.

Fair Values of Financial Instruments

      The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s debt obligations have been estimated using borrowing rates currently available to

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company for similar terms and was approximately $501,828,000 at December 31, 2002 compared to a carrying amount of approximately $493,395,000.

Concentration of Credit Risk

      Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2002 and 2001, allowances were $1,594,000 and $1,237,000, respectively.

Income taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. See Note 11 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Earnings Per Common and Common Equivalent Share

      Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock (if any) contributed by the Company to its employees 401(k) Plan. Dilutive earnings per common share include the Company’s outstanding stock options and shares convertible under the Company’s CRESTS and warrants (A and B) , if dilutive. See Note 13 for computation of basic and diluted earnings per share.

      As more fully discussed in Note 2, upon the Company’s emergence from reorganization proceedings, the Company’s previous equity securities were cancelled and new equity securities were issued to certain interest holders. Because the Company is assumed to be a new entity for financial reporting purposes subsequent to the application of fresh start reporting, prior periods have not been restated.

Stock Based Compensation

      Prior to its filing for Chapter 11, on December 20, 2001, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, if the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost is measured at the grant date based on the estimated value of the award and is recognized over the service (or vesting) period. As discussed below, under “New Accounting Pronouncements,” the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Dilution” on November 22, 2002.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost of the Company’s Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at grant dates, the Company’s pro forma net loss and net loss per share would have been reflected as follows:

	2002	2001	2000

Net income (loss):
As reported	12,366	(142,764)	(87,955)
Pro forma	10,972	(144,745)	(91,048)
Loss per common share:
As reported	0.43	(5.04)	(3.12)
Pro forma	0.39	(5.11)	(3.23)

      As previously indicated, the Company emerged from Chapter 11 on November 25, 2002 and applied fresh start reporting effective November 22, 2002. All of its previous common shares were cancelled, thereby also canceling options to purchase these shares.

Revenue Recognition

      Revenues are recognized when the services are rendered. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Other revenues include charges for guests’ long-distance telephone service, laundry service and parking.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $220,000, $2,031,000, $2,684,000 and $3,492,000 in advertising costs for the Successor period ended December 31, 2002 and the Predecessor periods ended November 22, 2002 and the years ended December 31, 2001 and 2000, respectively.

Foreign Currency Translation

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year are reported in other comprehensive income. The effects on the statements of operations of transaction gains and losses are insignificant for all years presented.

Reportable Segments

      The Company’s reportable segment is the ownership and management of hotels.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In June 2001, SFAS No. 142, “Goodwill and other Intangible Assets” (effective for fiscal years beginning after December 15, 2001) was issued. SFAS No. 142 specifies that goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 was adopted by the Company in the first quarter of 2002. The adoption had no impact on the Company’s financial statements.

      In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” (effective for fiscal periods commencing after June 15, 2002) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We believe that the adoption of SFAS No. 143 did not have a significant impact on the financial statements.

      In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (effective for fiscal periods commencing December 15, 2001) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. SFAS No. 144 requires the operating results of real estate assets sold to be included in discontinued operations in the statements of operations. The adoption had no impact on these financial statements, but due to dispositions subsequent to December 31, 2002, the adoption will impact the financial statements for the year ended December 31, 2003.

      In April 2002, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company was required to adopt SFAS No. 145 on November 22, 2002 upon its emergence from Chapter 11. As a result, the gain on extinguishment of debt of $256.4 million associated with the Company’s emergence from Chapter 11 was recorded in the period January 1, 2002 to November 22, 2002 (Predecessor) within reorganization items. Additionally, a $4.4 million gain on extinguishment of debt relating to Macon Hotel Associates was recorded in interest income and other.

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company will be required to adopt SFAS No. 146 for exit or disposal activities initiated after November 22, 2002 upon the emergence from Chapter 11. The Company has determined that there is no current impact of adopting SFAS No. 146. However, SFAS No. 146 will impact the accounting for future restructuring activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis to guarantees issued after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on its financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The amendments to SFAS No. 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company was required to adopt SFAS No. 148 on November 22, 2002 upon its emergence from Chapter 11.

2.     Bankruptcy Proceedings and Fresh Start Reporting

      On December 20, 2001, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code.

      Less than one year later, at a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) and, on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to lenders in January 2003 in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, 18 hotels are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11 (the “Impac Hotels”). The Impac Hotels represent approximately 19% of the Company’s total hotel properties as of March 21, 2003. The Impac Hotels contributed approximately 11.7% of the Company’s 2002 combined Predecessor and Successor revenues. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors have reached an agreement with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will be returned to the lender in satisfaction of outstanding mortgage obligations. On March 3, 2003, the Impac Debtors filed a separate plan of reorganization (the “Impac Plan of Reorganization”) pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, would obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which would be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Impac Plan of Reorganization will be approved and the Lehman Financing successfully completed and, accordingly, that the Company will be able to retain the Impac Hotels.

      Pursuant to the Joint Plan, the following significant events took effect upon the Company’s emergence from reorganization proceedings:

•	preferred shares totaling 5,000,000 (par value $0.01; initial liquidation value $25 per share) became available for issuance;

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	new common shares totaling 7,000,000 (par value $0.01) became available for issuance;

•	Class A warrants to purchase 1,510,638 shares of common stock at $18.29 per share, became available for issuance;

•	Class B warrants to purchase 1,029,366 shares of common stock at $25.44 per share, became available for issuance;

•	the previous equity shares (28,479,837 in total) were cancelled and the previous stockholders received their pro rata share of 207,900 shares of common stock along with warrants to purchase 251,823 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 778,304 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the 12.25% Convertible Redeemable Equity Structured Trust Securities (“CRESTS”) were cancelled and the holders of the CRESTS received their pro rata share of 868,000 shares of the common stock along with warrants to purchase 1,258,815 shares of common stock at $18.29 per share (Class A warrants) and warrants to purchase 251,062 shares of common stock at an exercise price of $25.44 per share (Class B warrants);

•	the Senior Subordinated Notes (the “Notes”) were cancelled and the holders of the Notes received their pro rata share of 4,690,600 shares of preferred stock and 5,557,511 shares of common stock;

•	the holders of allowed general unsecured claims became entitled to 309,400 shares of preferred stock and 366,589 shares of common stock;

•	the Company closed on its $309.0 million exit financing arrangements with and through Merrill Lynch Mortgage Lending, Inc. (used to repay previous debt obligations, to fund payments of certain allowed claims and to fund portions of certain required cash escrows); this financing is secured by 57 of the Company’s hotels.

•	loans from lenders approximating $86.0 million, secured by 21 of the Company’s hotels, were reinstated on their previous terms, except for the extension of certain maturities;

•	in accordance with AICPA, Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities have been recorded based on fair values. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

      The shares to be issued to the general unsecured creditors approximate 309,400 shares of preferred stock and 366,589 shares of common stock. These shares represent part of the Disputed Claims Reserve held by the Company’s transfer agent and will be distributed as claims are resolved. These shares are considered issued and outstanding for accounting purposes. As claims of creditors are resolved, the Company will make periodic distributions of preferred and common stock to these creditors.

      The effects of the reorganization plan were recorded in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh start reporting was applicable because the previous stockholders received less than 50% of the new voting shares and the reorganization value of the Predecessor Company was less than the sum of the pre-petition liabilities allowed and post-petition liabilities.

      Fresh start reporting principles require that the reorganization value be allocated to the entity’s assets and that liabilities be stated at the fair value of amounts to be paid.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reorganization value in respect of the entities included in the Joint Plan of Reorganization was determined by the Company, the Official Committee of Unsecured Creditors and their respective financial advisers. The reorganization value reflects the midpoint of a range of values arrived at by applying various valuation techniques including, among others:

a) A comparable company analysis, involving the analysis of enterprise values of public companies deemed generally comparable to the operating business of the Company and applying the earnings before interest, taxes, depreciation and amortization (“EBITDA”) provided by this analysis to the applicable Lodgian entities.

b) A discounted cash flow analysis utilizing a weighted average cost of capital to compute the present value of free cash flows and terminal value of the applicable Lodgian entities.

c) A comparable transaction analysis involving the analysis of the financial terms of certain acquisitions of companies and sales of assets which were deemed to be comparable to the operating businesses of the Company and then applying these EBITDA multiples to the applicable Lodgian entities.

      The projections utilized in the determination of reorganization value were based on a variety of estimates and assumptions. These estimates and assumptions are subject to uncertainties and contingencies and may not be realized. The projections should therefore not be seen as guarantees of actual results.

      In accordance with SOP 90-7, the effects or adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh start reporting and the effects of the forgiveness of debt are reflected in the Predecessor’s Statement of Operations. All fresh start adjustments, are included in reorganization items.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The application of fresh start reporting on the Predecessor’s balance sheet is as follows (amounts in thousands):

								Successor
	Predecessor
								Reorganized
	Before Fresh Start	Extinguishment		Exchange of		Fresh Start &		Balance Sheet
	November 22, 2002	of Debt		Stock		Exit Financing		November 22, 2002

Current assets:
Cash and cash equivalents	$26,211	$(541	)(a)	$—		$—		$25,670
Cash, restricted	8,399	—		—		99		8,498
Accounts receivable, net of allowances	14,392	—		—		110		14,502
Inventories	7,323	—		—		—		7,323
Prepaid expenses and other current assets	8,540	—		—		32,259		40,799

Total current assets	64,865	(541)		—		32,468	(d)	96,792
Property and equipment, net	884,278	—		—		(222,071	)(d)	662,207
Deposits for capital expenditures	14,665	—		—		(1,012	)(d)	13,653
Other assets	3,323	—		—		9,051	(d)	12,374

	$967,131	$(541)		$—		$(181,564)		$785,026

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$12,736	$—		$—		$—		$12,736
Other accrued liabilities	41,989	12,466	(a)	—		695	(d)	55,150
Advance deposits	2,089	—		—		—		2,089
Current portion of long-term debt	266	—		—		14,284	(d)	14,550

Total current liabilities	57,080	12,466		—		14,979		84,525
Long-term debt	7,215	86,038	(a)	—		294,776	(d)	388,029
Deferred income taxes Liabilities subject to compromise	926,387	(562,276	)(a)	—		(269,695	)(d)	94,416
Minority interests	5,290	—		—		(1,527	)(d)	3,763

Total liabilities	995,972	(463,772)		—		38,533		570,733
Commitments and contingencies
Mandatorily redeemable 12.25% cumulative preferred stock				125,000	(e)			125,000
Stockholders’ deficit:
Common stock (new)	—	—		70	(e)	—		70
Additional paid-in capital (new)	—	206,801	(b)	(119,284	)(e)	1,706	(d)	89,223
Common stock (old)	284	—		(284	)(e)	—		—
Additional paid-in capital (old)	263,320	—		(263,320	)(e)	—		—
Accumulated deficit	(290,567)	256,430	(c)	255,940	(e)	(221,803	)(d)	—
Accumulated other comprehensive loss	(1,878)	—		1,878	(e)	—		—

Total stockholders’ equity (deficit)	(28,841)	463,231		(125,000)		(220,097)		89,293

	$967,131	$(541)		$—		$(181,564)		$785,026

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The reduction of pre-petition liabilities was achieved through:

Settlement in shares	$206,801
Cancellation of debt	256,430
Reinstated debt	86,038
Allowed claims accrued	12,466
Claims paid in cash	541

$562,276

(b)	Issuance of new shares to the Senior Subordinated Note Holders, the CREST holders and the general unsecured creditors.
(c)	Gain on cancellation of debt, calculated as follows:

Liabilities subject to compromise (pre-emergence)	$926,387
Liabilities settled and to be settled in cash and shares	(489,503)
Reinstated debt	(86,038)
Remaining liabilities subject to compromise (for subsidiaries in Chapter 11 at December 31, 2002)	(94,416)

$256,430

(d)	Represents the recording of the exit financing of $309 million (used to repay previous obligations, fund certain allowed claims and portions of certain required cash escrows) and fair value adjustments (primarily net write-down of fixed assets of $222.1 million).

(e)	Elimination of old equity.

      The approximate allocation of the Company’s reorganization value as of November 22, 2002 is shown below:

Long- term debt	$388,000
Liabilities subject to compromise	94,400
Post-petition liabilities including current portion of long-term debt	84,500
Mandatorily redeemable 12.25% cumulative preferred stock	125,000
New equity including minority interest	93,100

$785,000

3.     Liabilities Subject to Compromise

      Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in the Chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of December 31, 2002 and 2001, are identified below (amounts in thousands):

	Successor	Predecessor

	December 31, 2002	December 31, 2001

Long-term debt	$91,421	$485,774
Senior Subordinated Notes (including related accrued interest)	—	210,549
Preferred redeemable securities (including related accrued interest) — CRESTS	—	197,218
Accrued liabilities (including accrued interest of $1,027)	—	9,655
Accounts payable	2,395	22,698

	$93,816	$925,894

      The Company recorded all transactions incurred as a result of the Chapter 11 filing and the implementation of fresh start reporting as reorganization items and classified these separately on its income statement. For the Successor period (November 23, 2002 to December 31, 2002), though the Company continues to incur expenses related to its reorganization proceedings, no items were classified as reorganization items subsequent to its emergence from Chapter 11, but instead are included in general administrative and other expenses.

      The table below summarizes the reorganization items incurred by the Predecessor Company for the period January 1, 2002 to November 22, 2002 and the year ended December 31, 2001 (amounts in thousands):

	2002	2001

Net write-down of fixed assets (fresh start write-down)	$222,071	$—
Fresh start adjustments —other	(3,938)	—
Write-off of deferred financing costs	—	21,517
Legal and professional fees	22,315	3,179
Other	3,292	320
Gain on extinguishment of debt	(256,430)	—

	$(12,690)	$25,016

4.     Accounts Receivable, Net of Allowances

      Accounts receivable, net of allowances are comprised of (amounts in thousands):

	Successor	Predecessor

	December 31, 2002	December 31, 2001

Trade accounts receivable	$11,684	$12,473
Allowance for doubtful accounts	(1,594)	(1,237)
Other receivables	591	1,253

	$10,681	$12,489

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowances for doubtful accounts (amounts in thousands):

	Balance at			Balance at
	Beginning of	Charged to	Write-offs and	End of
Description	Period	Expenses	Recoveries	Period

	(In Thousands)
Provision for uncollectible accounts
Year ended December 31, 2002	$(1,237)	$(1,467)	$1,110	$(1,594)
2001	(1,400)	(204)	367	(1,237)
2000	(1,126)	(241)	(33)	(1,400)

      Of the $1,467 charged to expense during 2002, $1,195 related to the Predecessor Company (January 1, 2002 to November 22, 2002) and $272 related to the Successor Company (November 23, 2002 to December 31, 2002).

5.     Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets are comprised of (amounts in thousands):

	Successor	Predecessor

	December 31, 2002	December 31, 2001

Deposit for property taxes	$9,100	$3,776
Prepaid insurance	3,107	1,077
Deposits and other prepaid expenses	2,911	1,431

	$15,118	$6,284

6.     Property and Equipment

      At December 31, 2002 and 2001, property and equipment consisted of the following:

	Useful	Successor	Predecessor
	Lives
	(Years)	December 31, 2002	December 31, 2001

	(In thousands)
Land	—	$100,033	$116,434
Buildings and improvements	10-40	485,400	849,549
Furnishings and equipment	3-10	69,763	190,081

		655,196	1,156,064
Less accumulated depreciation and amortization		(3,891)	(249,882)
Construction in progress		13,260	7,786

		$664,565	$913,968

      In connection with the Company’s emergence from Chapter 11 on November 25, 2002, the Company implemented fresh start reporting effective November 22, 2002. As a result, the Company’s assets and liabilities were based on their respective fair values. In this regard, the Company recorded a net write-down of its fixed assets of $222.1 million at November 22, 2002. This net write-down is reflected in reorganization items.

      In addition, the Company had evaluated the recoverability of its long-lived assets in accordance with SFAS No. 121 as of December 31, 2001 and had recorded impairment losses for assets held for use, where the estimated future undiscounted cash flows were insufficient to recover the carrying value of those assets.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Impairment of long-lived assets was $67.3 million in 2001. The charge for the 2001 period was comprised of $6.6 million related to revised estimates of fair value for properties held for sale, $4.0 million related to one property which was identified as held for sale and also sold in 2001 and $69.0 million relating to a charge to reduce the carrying value of certain of the Company’s hotels held for future use, offset by a recapture of $12.3 million of impairment charges related to six hotels that were previously considered held for sale that were no longer being actively marketed for sale. Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter. In connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of SFAS No. 121, the Company determined that an impairment charge of $69.0 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale, four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

7.     Other Accrued Liabilities

      At December 31, 2002 and 2001, other accrued liabilities consisted of the following:

	Successor	Predecessor

	December 31, 2002	December 31, 2001

	(In thousands)
Salaries and related costs	$17,293	$13,105
Property and sales taxes	16,668	16,518
Professional fees	807	1,048
Provision for state income taxes	2,219	2,700
Franchise fee accrual	1,388	1,501
Accrued interest	1,524	1,192
Accrual for allowed claims	1,749	—
Other	2,477	3,541

	44,125	39,605
Less amounts included in liabilities subject to compromise	—	(8,628)

	$44,125	$30,977

8.     Other Long-Term Debt and Redeemable Securities

      The Company emerged from Chapter 11 on November 25, 2002. Upon emergence, the Convertible Redeemable Equity Structured Trusts Securities (“CRESTS”) and the Senior Subordinated Notes (the “Notes”) were converted to other securities of the Company. The CRESTS were exchanged for 868,000 shares of common stock, warrants to purchase 1,258,815 shares of common stock at an exercise price of $18.29 (Class A warrants) and warrants to purchase 251,062 of common stock at an exercise price of $25.44 (Class B warrants). The Notes were exchanged for 4,690,600 shares of preferred stock and 5,557,511 shares of common stock. The carrying value of the CRESTS, prior to the Company’s emergence from Chapter 11, approximated $197.2 million (including accrued interest) and previously accrued interest at the rate of 7% per annum,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounded quarterly. The carrying value of the Notes (including accrued interest) prior to the Company’s emergence from Chapter 11 approximated $210.5 million and accrued interest at the rate of 12.25%. Fixed loans approximating $86.0 million, secured by 21 hotel properties, were reinstated on their original terms, except for extension of certain maturities.

      In addition, on November 25, 2002, the Company closed on its exit financing facility of $309 million arranged with and through Merrill Lynch Mortgage Lending, Inc (“Merrill”). This financing is secured by 57 hotel properties. The proceeds from the exit financing facility were used primarily to repay previous mortgage debts approximating $262.3 million, to fund property tax claims and portions of the various cash escrows, required under the exit financing facility. The exit financing is comprised of three separate components as follows:

•	Senior debt of $224.0 million which accrues interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple and leasehold interests in 55 of the Company’s hotels.

•	Mezzanine debt of $78.7 million which accrues interest at the rate of LIBOR plus 9.00% secured by the equity interest in the subsidiaries of the 56 hotels (the 55 which secure the Senior Debt and one additional hotel).

•	Canadian debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equates to approximately $6.3 million U.S. dollars at December 31, 2002) which is a fixed interest facility, maturing in December 2007 and which accrues interest at the rate of 7.879% (secured by a mortgage on the Windsor property).

      As permitted by the terms of the Senior and Mezzanine debt created as part of the exit financing provided by Merrill Lynch Mortgage Lending, Inc. (“Merrill”), the amounts of these loans may be adjusted or “resized” prior to a securitization of the mortgage loan. Merrill has exercised this right and the Senior and Mezzanine debt were resized in March 2003. The principal amount of the Mortgage Loan was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Loan was increased from $78.7 million to $84.1 million.

      The Senior and Mezzanine debts, which together approximated $302.7 million at origination, carry a blended rate of LIBOR plus 4.00% and mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debt by one year (i.e. to November 2005) is available only if no events of default occur in respect of the payments of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements. Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement. The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account and cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are above the minimum requirements for three consecutive months. The Company anticipates that as of March 31, 2003, the Debt Yield for the 56 properties will be below the 12.75% threshold, and therefore, any excess cash produced by the 56 properties will be retained in the special deposit account until the Debt Yield is above the minimum.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company through its wholly owned subsidiaries owes approximately $11.4 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined). For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default at which time the Company could remedy the default by depositing with the trustee an amount estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty in an amount not to exceed $1.4 million.

      Long-term obligations at December 31, 2002 and 2001 consisted of the following (amounts in thousands):

	Successor	Predecessor
	2002	2001

Exit financing — Mortgage notes payable with interest at LIBOR plus 2.2442% — matures November 2004	$224,036	$—
Exit financing — Mortgage notes payable with interest at LIBOR plus 9% — matures November 2004	78,671	—
Exit financing — Mortgage notes payable with interest at 7.87% — matures December 2007	6,339	—
Mortgage notes 7.3% to 10.7%	82,887	7,451
Liabilities subject to compromise	91,421	685,775
Mortgage notes — prime plus 0.25%	7,447	7,918
Other	2,594	—

Total	$493,395	$701,144
Less current portion	(14,550)	(7,717)

	478,845	693,427
Less subject to compromise	(91,421)	(685,775)

	$387,424	$7,652

      Substantially all of the Company’s property and equipment is pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

      On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the equity interests of Macon Hotel Associates, L.L.C. (“MHA”) were due. The Company owns a 60% controlling interest in MHA. MHA’s sole asset is the Crowne Plaza Hotel located in Macon, Georgia. MHA did not make this payment on May 20, 2001. MHA was not included in the entities that filed for reorganization under Chapter 11. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million. The resulting gain on extinguishment of this indebtedness of $4.4 million is recorded in these financial statements within interest income and other on the consolidated statement of operations.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor.

      Maturities of long-term obligations for each of the five years after December 31, 2002, and thereafter are as follows (amounts in thousands):

2003	$14,550
2004	326,667
2005	4,048
2006	4,429
2007	13,328
Thereafter	38,952

401,974
Subject to compromise	91,421

$493,395

9.     Stockholders Equity and Preferred Stock

      On the Company’s emergence from Chapter 11, the following securities became available for issuance:

•	Common stock, 7,000,000 shares, par value $0.01.

•	Preferred stock, 5,000,000, par value $0.01, initial liquidation value $25

•	Class A and B warrants

      The new common stock is subject to dilution by the Class A & Class B warrants, any incentive shares and any future shares.

      The new preferred stock accumulates dividend at the rate of 12.25%, is cumulative and is compounded annually. The dividend payable on November 25, 2003 is payable via the issuance of additional shares of preferred stock. The board of directors will determine whether the dividends due November 25, 2004 and 2005 will be paid in cash or kind via the issue of additional shares of preferred stock. The new preferred stock is subject to redemption at any time, at the Company’s option (including a premium during the first five years) and to mandatory redemption on November 25, 2012. If the preferred stock is redeemed during the first five years, the premium payable is 5%, and the premium is reduced by 1% each year succeeding year through 2007. This premium percentage would be applied against the preferred stock plus any dividends outstanding.

      The Class A warrants initially provide for the purchase of 1,510,638 shares of new common stock at an exercise price of $18.29 per share and expire on November 25, 2007.

      The Class B warrants initially provide for the purchase of 1,029,366 shares of new common stock at an exercise price of $25.44 per share and expire on November 25, 2009.

10.     Derivative Transactions

      In connection with the exit financing arranged with and by Merrill Lynch Mortgage Lending, Inc., in November 2002, the Company purchased two interest rate cap agreements. These instruments have the effect of limiting the interest rate exposure associated with the Senior and the Mezzanine portion of the exit financing so that the interest payable on these obligations effectively becomes variable only up to a LIBOR rate of 6.4375%. The notional amounts of the two interest rate caps and their termination dates match the principal amounts and maturities of the outstanding amounts on these loans. The fair value of these two

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments at December 31, 2002 approximated $0.1 million and is included in other assets on the balance sheet. Changes in the fair market values are reflected in interest expense.

11.     Income Taxes

      Provision (benefit) for income taxes for the Company is as follows:

	Year Ended December 31,

	2002			2001 (Predecessor)			2000 (Predecessor)

	Current (1)	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(In thousands)
Federal	$(430)	$—	$(430)	$—	$—	$—	$—	$(28,187)	$(28,187)
State and local	(898)	—	(898)	2,829	—	2,829	1,340	(1,876)	(536)

	$(1,328)	$—	$(1,328)	$2,829	$—	$2,829	$1,340	$(30,063)	$(28,723)

      (1) This is comprised of (amounts in thousands):

	Successor	Predecessor

	November 23, to	January 1, to
	December 31, 2002	November 22, 2002

Federal	$—	$(430)
State and local	32	(930)

	$32	$(1,360)

      The components of the cumulative effect of temporary differences in the deferred income tax (liability) and asset balances at December 31, 2002 and 2001 are as follows:

	2002 Successor			2001 Predecessor

	Total	Current	Non-Current	Total	Current	Non-Current

	(In thousands)
Property and equipment	$40,609	$—	$40,609	$(36,208)	$—	$(36,208)
Net operating loss carry forwards	79,909	—	79,909	94,471	—	94,471
Loan costs	—	—	—	8,349	—	8,349
Legal and workers’ compensation reserves	2,918	2,918	—	1,880	1,880	—
AMT and FICA credit carry forwards	2,092	—	2,092	2,245	—	2,245
Other operating accruals	2,301	2,301	—	2,586	2,586	—
Other	(205)	(205)	—	(304)	—	(304)

Total	127,624	5,014	122,610	73,019	4,466	68,553
Less valuation allowance	(127,624)	(5,014)	(122,610)	(73,019)	(4,466)	(68,553)

	$—	$—	$—	$—	$—	$—

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	Successor	Predecessor

	November 23 to	January 1 to
	December 31, 2002	November 22, 2002	2001	2000

	(In thousands)
Federal income tax (benefit) at statutory federal rate	$(3,160)	$3,742	$(47,578)	$(39,670)
State income tax (benefit), net	(732)	(12,929)	(6,717)	(5,601)
Effect of cancellation of debt	—	(40,848)	—	—
Non-deductible items	(74)	(1,932)	177	476
Change in valuation allowance	3,998	50,607	56,947	16,072

	$32	$(1,360)	$2,829	$(28,723)

      At December 31, 2002, the Company has established a valuation allowance of $127.6 million to reduce the net deferred tax assets to zero. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax assets would not be realized and thus provided a valuation allowance to fully reserve against such amounts. Of the $127.6 million, $54.6 and $56.9 million was generated in 2002 and 2001, respectively. At December 31, 2002, the Company has available net operating loss carry forwards of approximately $206 million for federal income tax purposes, which expire in years 2004 through 2021. Under the Plan of Reorganization, substantial amounts of net operating loss carry forwards were utilized to offset income from debt cancellations. In November 2002, the Company had an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to use these net operating loss carry forwards to offset future income is subject to limitations. Due to these limitations, a portion or all of these net operating loss carry forwards could expire unused.

12.     Related Party Transactions

      Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in November 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services, the Company has been billed $22,000, $357,000 and $90,000 for other support and services provided by associates of Richard Cartoon, LLC for the Successor period ended December 31, 2002, the Predecessor period ended November 22, 2002 and the period October 1, 2001 to December 31, 2001.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (“EPS”):

	Successor	Predecessor

	November 23, 2002	January 1, to
	to December 31, 2002	November 22, 2002	2001	2000

	(In thousands, except per share data)
Numerator:
Net (loss) income	$(9,326)	$12,366	$(142,764)	$(87,955)
Preferred stock dividend	(1,510)	—	—	—

Net (loss) income attributable to common stock	$(10,836)	$12,366	$(142,764)	$(87,955)

Denominator:
Denominator for basic and diluted (loss) earnings per share — weighted-average shares	7,000	28,480	28,350	28,186

Basic and diluted (loss) earnings per common share:
Net (loss) income (net of preferred stock dividend)	$(1.55)	$0.43	$(5.04)	$(3.12)

      The computation of diluted EPS for the Successor period ended December 31, 2002, as calculated above, did not include shares associated with the assumed conversion of the Class A and B warrants because their inclusion would have been antidilutive. The computation of diluted EPS for the Predecessor period ended November 22, 2002 and the years ended December 31, 2001 and 2000, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

14.     Commitments and Contingencies

      Sixteen of the Company’s hotels are subject to long-term ground leases, parking and other leases expiring from 2004 through 2075 which provide for minimum payments as well as incentive rent payments. In addition, most of the Company’s hotels have non-cancellable operating leases, mainly for operating equipment. For the Successor period ended December 31, 2002, the Predecessor periods ended November 22, 2002 and the years ended December 31, 2001 and 2000, lease expense for the non-cancellable ground, parking and other leases were approximately, $387,000, $3,000,000, $3,683,000 and $3,646,000, respectively.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the future minimum commitments for non-cancellable ground, parking and other leases were as follows (amounts in thousands):

2003	$2,929
2004	3,026
2005	3,060
2006	3,076
2007	3,059
Thereafter	78,691

$93,841

      The Company has entered into license agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of between 10 and 20 years. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor’s then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements totaled approximately $1,975,000, $24,324,000, $28,584,000 and $34,904,000 for the Successor period ended December 31, 2002, the Predecessor period ended November 22, 2002, and the years ended December 31, 2001, and 2000, respectively.

      As of March 21, 2003, the Company was not in strict compliance with the terms of eighteen of its franchise agreements and has received termination notices from franchisors with respect to six of these eighteen properties. While it is the Company’s belief that it will cure any defaults under the franchise agreements before the applicable termination date, there can be no assurance that it will be able to do so or be able to obtain additional time in which to cure any defaults. In the event of a franchise termination, management would seek to license the hotel with another nationally-recognized brand.

      The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.

      The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $317,000, $3,004,000, $4,509,000 and $5,473,000 for the Successor period ended December 31, 2002, the Predecessor period ended November 22, 2002 and the years ended December 31, 2001 and 2000, respectively.

      The Company is contingently liable with respect to three irrevocable letters of credit totaling $4.9 million issued as guarantees to Zurich American Insurance Company, Donlen Fleet Management Services and U.S. Food Services. The letters of credit expire in November 2003 but may require renewal beyond those dates.

      The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected.

      The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas, Illinois, and New York. In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company agreed to pay HRB $625,000. The Company has fully provided for this liability in its Consolidated Financial Statements.

      The Company is a party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management’s opinion, have a material adverse effect on its financial position or results of operations.

      There are other pre-bankruptcy petition litigations and claims pending against the Company but the Company’s exposure to such litigations and claims is limited to the Disputed Claims Reserve.

15.     Employee Retirement Plans and Stock Option Plan

      The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of pension contributions (for unionized and one group of non-union employees) during the Successor period ended December 31, 2002, the Predecessor period ended November 22, 2002 and the years ended December 31, 2001 and 2000, were approximately $27,000, $185,000, $269,000 and $503,000, respectively.

      The Company adopted a 401(k) plan for the benefit of its non-union and one group of union employees under which participating employees may elect to contribute up to 10% (increased to 15% as of January 1, 2003) of their compensation. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. The cost of these contributions for the year ended December 31, 2001, and 2000 were $410,000 and $505,000, respectively. The Company has accrued $45,000 and $330,000 for the Successor period ended December 31, 2002 and the Predecessor period ended November 22, 2002, respectively.

      Prior to the Company’s Chapter 11 filing, the Company had adopted the Lodgian, Inc. Stock Option Plan, as amended, (the “Option Plan”) whereby, options to acquire up to 3,250,000 shares of common stock were granted to employees, directors, independent contractors and agents as determined by a committee appointed by the Board of Directors. Options could not be granted at an exercise price which was less than the fair market value on the date of grant. These options vested over five years. In addition, in June 2001 and October 2000, each non-employee director was awarded an option to acquire 5,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted under the Company’s Non-Employee Directors’ Stock Plan. However, in connection with the Company’s emergence from Chapter 11, the previous common shares were cancelled along with any options to acquire these shares.

      On November 25, 2002, the Company adopted a new Stock Incentive Plan (the “Stock Incentive Plan”) which replaced the Option Plan previously in place. In accordance with the Stock Incentive Plan, awards to acquire up to 1,060,000 shares of common stock could be granted to officers or other key employees or consultants of the Company as determined by a committee appointed by the Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. Stock options granted pursuant to the Stock Incentive

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan cannot be granted at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the committee. As of December 31, 2002, no awards had been made pursuant to the Stock Incentive Plan.

      Presented below is a summary of the stock option plan activity for the years shown:

			Weighted Average
	Options		Exercise Price

Balance, December 31, 1999 (Predecessor)	2,604,000		$4.14
Granted	60,000		3.39
Exercised	—		—
Forfeited	(528,900)		5.98

Balance, December 31, 2000 (Predecessor)	2,135,100		5.56
Granted	2,500,000	(1	) 0.90
Exercised	—		—
Forfeited	(3,130,500	)(1)	2.01

Balance, December 31, 2001(Predecessor)	1,504,600		5.44
Forfeited	(1,504,600)		5.44

Balance, November 22, 2002	—		$—

(1)	Includes 2 million options granted to and forfeited by Thomas Arasi during 2001 and does not include 1 million options granted to David Hawthorne, which were never issued and which expired on the Company’s bankruptcy filing.

      Options exercisable and the weighted average exercise price of these options at December 31, 2001 and 2000 were, 1,341,200 and $5.21 and 1,664,100 and $5.45, respectively.

      The income tax benefit, if any, associated with the exercise of stock options was credited to additional paid-in capital. Also at December 31, 2001, there were 112,500 Stock Appreciation Rights exercisable at $6.13 per right.

      The fair value of each option grant was estimated to be nil for 2002 as a result of the Company’s filing for Chapter 11 December 20, 2001 and the cancellation of all stock options on its emergence from Chapter 11 on November 25, 2002 (November 22, 2002 for accounting). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2001 and 2000:

	Predecessor

	2001	2000

Expected life of option	5 yrs	5 yrs
Risk free interest rate	4.56%	6.70%
Expected volatility	81.60%	47.40%
Expected dividend yield	—	—

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No options were granted in the 2002 Successor and Predecessor periods. The fair values of options granted during 2001 and 2000 are as follows:

	Successor	Predecessor

	November 23 to	January 1 to
	December 31,	November 22,
	2002	2002	2001		2000

Weighted average fair value of options granted	$—	$—	$0.50		$1.70
Total number of options granted (in thousands)	—	—	55	(1)	60
Total fair value of all options granted (in thousands)	$—	$—	$27.5		$102.0

(1) Amount is net of forfeitures.

16.     Supplemental Guarantor Information

      In connection with the Company’s sale of Notes, certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) had previously guaranteed the Company’s obligations to pay principal and interest with respect to the Notes.

      In connection with the Company’s emergence from Chapter 11, the Notes were exchanged for 4,690,600 shares of preferred stock and 5,557,511 shares of common stock. As a result, the following supplemental consolidating financial statements are not required for the Successor period but are presented for the applicable Predecessor periods.

      Following are balance sheets as of December 31, 2001 (Predecessor) and statements of operations and cash flows for the Predecessor years ended December 31, 2001 and 2000. In the consolidating financial statements, Lodgian, Inc. (the “Parent”) accounts for its investments in wholly-owned subsidiaries using the equity method. Each Subsidiary Guarantor is wholly-owned (except for Servico Center Associates LP) and management had determined that separate financial statements for the Subsidiary Guarantors were not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in this note as the “Non-Guarantor Subsidiaries.”

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2001
(Predecessor)

			Subsidiary	Non-Guarantor	Total
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6	$6,550	$7,451	$—	$14,007
Cash, restricted	—	—	3,218	—	3,218
Accounts receivable, net of allowances	—	5,921	6,568	—	12,489
Inventories	—	3,320	3,903	—	7,223
Prepaid expenses and other current assets	—	143	6,141	—	6,284

Total current assets	6	15,934	27,281	—	43,221
Property and equipment, net	—	532,163	381,805	—	913,968
Deposits for capital expenditures	—	91	15,722	—	15,813
Investment in consolidated entities	(361,752)	—	—	361,752	—
Due from (to) affiliates	556,300	(247,346)	(308,954)	—	—
Other assets	—	1,122	1,238	—	2,360

	$194,554	$301,964	$117,092	$361,752	$975,362

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities Not Subject to Compromise:
Current liabilities:
Accounts payable	$—	$280	$2,426	$—	$2,706
Accrued liabilities	—	4,837	26,140	—	30,977
Advance deposits	—	896	875	—	1,771
Current portion of long-term debt	—	—	7,717	—	7,717

Total current liabilities	—	6,013	37,158	—	43,171
Other long-term debt	—	—	7,652	—	7,652
Liabilities subject to compromise	199,256	428,528	298,110	—	925,894
Minority interests — other	—	—	5,326	—	5,326
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock	284	33	448	(481)	284
Additional paid-in capital	263,320	22,619	(46,924)	24,305	263,320
Accumulated deficit	(268,306)	(153,250)	(184,678)	337,928	(268,306)
Accumulated other comprehensive loss	—	(1,979)	—	—	(1,979)

Total stockholders’ (deficit) equity	(4,702)	(132,577)	(231,154)	361,752	(6,681)

	$194,554	$301,964	$117,092	$361,752	$975,362

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2001
(Predecessor)

			Subsidiary	Non-Guarantor	Total
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues:
Rooms	$—	$160,698	$168,154	$—	$328,852
Food and beverage	—	48,962	49,612	—	98,574
Other	—	9,600	10,530	—	20,130

Total revenue	—	219,260	228,296	—	447,556

Operating expenses:
Direct:
Rooms	—	44,645	46,770	—	91,415
Food and beverage	—	35,114	35,551	—	70,665
Other	—	5,962	6,240	—	12,202

	—	85,721	88,561	—	174,282

Gross Contribution	—	133,539	139,735	—	273,274
General, administrative and other	—	84,585	110,250	—	194,835
Depreciation and amortization	—	30,630	31,915	—	62,545
Impairment of long-lived assets	—	(5,022)	72,362	—	67,340

Other operating expenses	—	110,193	214,527	—	324,720

	—	23,346	(74,792)	—	(51,446)
Other income (expenses):
Interest income and other	—	—	709	—	709
Interest expense	—	(48,089)	(27,237)	—	(75,326)
(Loss) gain on asset dispositions	—	(576)	24,551	—	23,975
Equity in losses of consolidated subsidiaries	(139,935)	—	—	139,935	—
Minority interests:
Preferred redeemable securities	—	—	(12,869)	—	(12,869)
Other	—	(152)	190	—	38

Loss before income taxes and reorganization items	(139,935)	(25,471)	(89,448)	139,935	(114,919)
Reorganization items	—	(13,143)	(11,873)	—	(25,016)

Loss before income taxes	(139,935)	(38,614)	(101,321)	139,935	(139,935)
Provision for income taxes	(2,829)	(129)	(2,700)	2,829	(2,829)

Net loss	$(142,764)	$(38,743)	$(104,021)	$142,764	$(142,764)

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2000
(Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues:
Rooms	$—	$189,963	$232,512	$—	$422,475
Food and beverage	—	56,898	74,435	—	131,333
Other	—	10,904	16,185	—	27,089

	—	257,765	323,132	—	580,897
Operating expenses:
Direct:
Rooms	—	54,366	64,793	—	119,159
Food and beverage	—	41,175	53,775	—	94,950
Other	—	7,634	9,195	—	16,829

	—	103,175	127,763	—	230,938

Gross Contribution	—	154,590	195,369	—	349,959
General, administrative and other	—	93,223	131,511	—	224,734
Depreciation and amortization	—	26,530	38,264	—	64,794
Impairment of long-lived assets	—	3,576	57,112	—	60,688
Write-off of goodwill	—	—	—	—	—

Other operating expenses	—	123,329	226,887	—	350,216

	—	31,261	(31,518)	—	(257)
Other income (expenses):
Interest income and other	—	—	1,458	—	1,458
Interest expense	—	(56,308)	(40,998)	—	(97,306)
Interest hedge break fee		—	(4,294)	—	(4,294)
Acquisition termination fees	—	—	(3,500)	—	(3,500)
Gain (loss) on asset dispositions	—	459	(161)	—	298
Equity in loss of consolidated subsidiaries	(116,678)	—	—	116,678	—
Minority interests:
Preferred redeemable securities	—	—	(12,412)	—	(12,412)
Other	—	—	(665)	—	(665)

Loss before income taxes	(116,678)	(24,588)	(92,090)	116,678	(116,678)
Benefit for income taxes	28,723	8,360	20,363	(28,723)	28,723

Net loss	$(87,955)	$(16,228)	$(71,727)	$87,955	$(87,955)

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2001
(Predecessor)

	Parent and	Subsidiary	Non-Guarantor	Total
	Eliminations	Guarantors	Subsidiaries	Consolidated

	(In thousands)
Operating activities:
Net loss	$—	$(38,743)	$(104,021)	$(142,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,630	31,915	62,545
Impairment of long-lived assets	—	(5,022)	72,362	67,340
Minority interests	12,831	152	(152)	12,831
Loss (gain) on sale of assets	—	576	(24,551)	(23,975)
Write-offs and amortization of deferred financing costs	5,052	15,804	5,417	26,273
Other	40	(3,214)	3,737	563
Changes in operating assets and liabilities:
Accounts receivable	—	2,110	6,025	8,135
Inventories	—	289	293	582
Prepaid expenses and other assets	—	(33)	(1,574)	(1,607)
Accounts payable	—	3,824	(1,547)	2,277
Accrued liabilities	—	(1,682)	(1,136)	(2,818)
Advance deposits	—	41	(124)	(83)

Net cash provided by (used in) operating activities	17,923	4,732	(13,356)	9,299

Investing activities:
Capital improvements, net	—	(13,999)	(14,845)	(28,844)
Proceeds from sale of assets, net	—	12,181	55,729	67,910
Net withdrawals (deposits) for capital expenditures	—	826	(2,634)	(1,808)

Net cash (used in) provided by investing activities	—	(992)	38,250	37,258

Financing activities:
Proceeds from borrowings on working capital revolver	—	21,000	—	21,000
Proceeds (paid to) received from related parties	(17,923)	7,181	10,742	—
Principal payments on long-term obligations	—	(30,426)	(28,528)	(58,954)
Principal payments on working capital revolver	—	(15,000)	—	(15,000)
Payments of deferred loan costs	—	(598)	—	(598)

Net cash used in financing activities	(17,923)	(17,843)	(17,786)	(53,552)

Net (decrease) increase in cash and cash equivalents	—	(14,103)	7,108	(6,995)
Cash and cash equivalents at beginning of period	6	20,653	343	21,002

Cash and cash equivalents at end of period	$6	$6,550	$7,451	$14,007

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2000
(Predecessor)

	Parent and	Subsidiary	Non-Guarantor	Total
	Eliminations	Guarantors	Subsidiaries	Consolidated

	(In thousands)
Operating activities:
Net loss	$—	$(16,228)	$(71,727)	$(87,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	26,530	38,264	64,794
Impairment of long-lived assets	—	3,576	57,112	60,688
Deferred income tax benefits	(30,063)	—	—	(30,063)
Minority interests — other	—	—	10,014	10,014
(Gain) loss on sale of assets	—	(459)	161	(298)
Amortization of deferred loan fees	—	3,272	2,382	5,654
Other	934	(403)	(3,574)	(3,043)
Changes in operating assets and liabilities
Accounts receivable	—	226	5,670	5,896
Inventories	—	507	878	1,385
Prepaids and other assets	(496)	(46)	1,555	1,013
Accounts payable	—	(2,182)	(1,317)	(3,499)
Accrued liabilities	—	6,303	(8,007)	(1,704)
Advance deposits	—	(233)	(297)	(530)

Net cash (used in) provided by operating activities	(29,625)	20,863	31,114	22,352

Investing activities:
Capital improvements, net	—	(50,123)	(28,593)	(78,716)
Proceeds from sale of assets and withdrawals (deposits) for capital expenditures	—	74,814	128,525	203,339

Net cash provided by investing activities	—	24,691	99,932	124,623

Financing activities:
Proceeds from issuance of long-term obligations	—	30,000	2,326	32,326
Proceeds received from (paid to) related parties	29,572	(14,653)	(14,919)	—
Principal payments of long-term obligations	—	(48,758)	(120,110)	(168,868)
Payments of deferred loan costs	—	(1,400)	(1,900)	(3,300)
Distributions to minority interests	—	—	(775)	(775)

Net cash provided by (used in) financing Activities	29,572	(34,811)	(135,378)	(140,617)

Net (decrease) increase in cash and cash equivalents	(53)	10,743	(4,332)	6,358
Cash and cash equivalents at beginning of period	59	9,910	4,675	14,644

Cash and cash equivalents at end of period	$6	$20,653	$343	$21,002

17.     Selected Quarterly Financial Data, Unaudited

      The following table summarizes unaudited quarterly financial data:

	Predecessor				Successor

	First	Second	Third	October 1 to	November 23 to
	Quarter	Quarter	Quarter	November 22, 2002	December 31, 2002

	(In thousands, except share data)
Year Ended December 31, 2002
Revenues	94,362	113,704	107,345	62,613	31,747
Operating expenses	94,042	102,424	100,354	58,521	38,507
Income (loss) before income taxes	(14,355)	(880)	(4,481)	30,722	(9,294)
Net (loss) income attributable to common stock	(14,355)	3,463	(4,557)	27,815	(10,836)
Basic and diluted (loss) earnings per common share	(0.51)	0.12	(0.16)	0.98	(1.55)

	Predecessor

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)
Year Ended December 31, 2001
Revenues	$114,773	$125,897	$111,374	$95,512
Operating expenses(1)	114,427	115,796	107,964	160,815
Income (loss) before income taxes	844	(11,802)	(18,204)	(110,773)
Net loss attributable to common stock	(1,856)	(11,802)	(18,333)	(110,773)
Basic and diluted (loss) earnings per common share	(0.07)	(0.42)	(0.64)	(3.91)

(1)	Operating expenses include impairment of long-lived asset charges of (in thousands) $565, $4,000, $2,270 and $60,505, in the first, second, third and fourth quarters, respectively.

INDEX TO EXHIBITS

Exhibit
No.		Description

1.1	—	Purchase Agreement, dated June 9, 1998, by Lodgian Capital Trust I and NationsBanc Montgomery Securities LLC.(h)
2.1	—	Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) among Lodgian, Inc., Servico, Inc., Impac Hotel Group, L.L.C., SHG-S Sub, Inc., SHG-I Sub,L.L.C., P-Burg Lodging Associates, Inc., SHG-II Sub, Inc., Hazard Lodging Associates, Inc., SHG-III Sub, Inc., Memphis Lodging Associates, Inc., SHG-IV Sub, Inc., Delk Lodging Associates, Inc., SHG-V Sub, Inc., Impac Hotel Development, Inc., SHG-VI Sun, Inc., Impac Design and Construction, Inc., SHG-VII Sub, Inc., Impac Hotel Group, Inc., and SHG-VIII Sub, Inc., as of July 22, 1998.(a)
2.2	—	Amendment to the Merger Agreement, dated as of September 16, 1998.(j)
3.1.1	—	Restated Certificate of Incorporation of Lodgian, Inc.(a)
3.1.2	—	Amended Restated Bylaws of Lodgian, Inc.(e)
3.2.1	—	Certificate of Incorporation of Lodgian Financing Corp.(f)
3.2.2	—	Bylaws of Lodgian Financing Corp.(f)
3.3.1	—	Amended and Restated Articles of Incorporation of Dothan Hospitality 3053, Inc.(f)
3.3.2	—	Bylaws of Dothan Hospitality 3053, Inc.(f)
3.4.1	—	Amended and Restated Articles of Incorporation of Dothan Hospitality 3071, Inc.(f)
3.4.2	—	Bylaws of Dothan Hospitality 3071, Inc.(f)
3.5.1	—	Second Amended and Restated Articles of Incorporation of Gadsden Hospitality, Inc.(f)
3.5.2	—	Bylaws of Gadsden Hospitality, Inc.(f)
3.6.1	—	Fourth Amended and Restated Articles of Incorporation of Sheffield Motel Enterprises, Inc.(f)
3.6.2	—	Bylaws of Sheffield Motel Enterprises, Inc.(f)
3.7.1	—	Articles of Incorporation of Lodgian Anaheim, Inc.(f)
3.7.2	—	Bylaws of Lodgian Anaheim, Inc.(f)
3.8.1	—	Articles of Incorporation of Lodgian Ontario Inc.(f)
3.8.2	—	Bylaws of Lodgian Ontario Inc.(f)
3.9.1	—	Amended and Restated Articles of Incorporation of Servico Ft. Pierce, Inc.(f)
3.9.2	—	Bylaws of Servico Ft. Pierce, Inc.(f)
3.10.1	—	Amended and Restated Articles of Incorporation of Servico Pensacola 7200, Inc.(f)
3.10.2	—	Bylaws of Servico Pensacola 7200, Inc.(f)
3.11.1	—	Amended and Restated Articles of Incorporation of Servico Pensacola 7330, Inc.(f)
3.11.2	—	Bylaws of Servico Pensacola 7330, Inc.(f)
3.12.1	—	Amended and Restated Articles of Incorporation of Servico Pensacola, Inc.(f)
3.12.2	—	Bylaws of Servico Pensacola, Inc.(f)
3.13.1	—	Partnership Agreement of AMI Operating Partners, L.P., as amended.(f)
3.14.1	—	Second Amended and Restated Articles of Incorporation of Albany Hotel, Inc.(f)
3.14.2	—	Bylaws of Albany Hotel, Inc.(f)
3.15.1	—	Amended and Restated Articles of Incorporation of Servico Flagstaff, Inc.(f)
3.15.2	—	Bylaws of Servico Flagstaff, Inc.(f)
3.16.1	—	Amended and Restated Articles of Incorporation of Servico Northwoods, Inc.(f)
3.16.2	—	Bylaws of Servico Northwoods, Inc.(f)
3.17.1	—	Second Amended and Restated Articles of Incorporation of Servico Silver Spring, Inc.(f)
3.17.2	—	Bylaws of Servico Silver Spring, Inc.(f)

Exhibit
No.		Description

3.18.1	—	Second Amended and Restated Articles of Incorporation of Servico West Palm Beach, Inc.(f)
3.18.2	—	Bylaws of Servico West Palm Beach, Inc.(f)
3.19.1	—	Amended and Restated Articles of Incorporation of Servico Windsor, Inc.(f)
3.19.2	—	Bylaws of Servico Windsor, Inc.(f)
3.20.1	—	Amended and Restated Articles of Incorporation of Servico Winter Haven, Inc.(f)
3.20.2	—	Bylaws of Servico Winter Haven, Inc.(f)
3.21.1	—	Amended and Restated Articles of Incorporation of Brunswick Motel Enterprises, Inc.(f)
3.21.2	—	Bylaws of Brunswick Motel Enterprises, Inc.(f)
3.22.1	—	Operating Agreement of Atlanta-Hillsboro Lodging, LLC(f)
3.23.1	—	Operating Agreement of Lodgian Richmond, LLC(f)
3.24.1	—	Partnership Agreement of Little Rock Lodging Associates I, L.P.(f)
3.25.1	—	Amended and Restated Articles of Incorporation of Servico Cedar Rapids, Inc.(f)
3.25.2	—	Bylaws of Servico Cedar Rapids, Inc.(f)
3.26.1	—	Amended and Restated Articles of Incorporation of Servico Rolling Meadows, Inc.(f)
3.26.2	—	Bylaws of Servico Rolling Meadows, Inc.(f)
3.27.1	—	Second Amended and Restated Articles of Incorporation of Servico Metairie, Inc.(f)
3.27.2	—	Bylaws of Servico Metairie, Inc.(f)
3.28.1	—	Amended and Restated Articles of Incorporation of Servico Colesville, Inc.(f)
3.28.2	—	Bylaws of Servico Colesvilles, Inc.(f)
3.29.1	—	Amended and Restated Articles of Incorporation of Servico Columbia, Inc.(f)
3.29.2	—	Bylaws of Servico Columbia, Inc.(f)
3.30.1	—	Amended and Restated Articles of Incorporation of Servico Maryland, Inc.(f)
3.30.2	—	Bylaws of Servico Maryland, Inc.(f)
3.31.1	—	Amended and Restated Articles of Incorporation of NH Motel Enterprises, Inc.(f)
3.31.2	—	Bylaws of NH Motel Enterprises, Inc. (formerly RRCHR, Inc.)(f)
3.32.1	—	Amended and Restated Articles of Incorporation of Minneapolis Motel Enterprises, Inc.(f)
3.32.2	—	Bylaws of Minneapolis Enterprises, Inc.(f)
3.33.1	—	Amended and Restated Articles of Incorporation of Servico Roseville, Inc.(f)
3.33.2	—	Bylaws of Servico Roseville, Inc.(f)
3.34.1	—	Amended and Restated Articles of Incorporation of Lodgian Mount Laurel, Inc.(f)
3.34.2	—	Bylaws of Lodgian Mount Laurel, Inc.(f)
3.35.1	—	Restated Certificate of Incorporation of Servico Grand Island, Inc.(f)
3.35.2	—	Bylaws of Servico Grand Island, Inc.(f)
3.36.1	—	Restated Certificate of Incorporation of Servico Jamestown, Inc.(f)
3.36.2	—	Bylaws of Servico Jamestown, Inc.(f)
3.37.1	—	Restated Certificate of Incorporation of Servico New York, Inc.(f)
3.37.2	—	Bylaws of Servico New York, Inc.(f)
3.38.1	—	Restated Certificate of Incorporation of Servico Niagara Falls, Inc.(f)
3.38.2	—	Bylaws of Servico Niagara Falls, Inc.(f)
3.39.1	—	Amended and Restated Articles of Incorporation of Fayetteville Motel Enterprises, Inc.(f)
3.39.2	—	Bylaws of Fayetteville Motel Enterprises, Inc.(f)
3.40.1	—	Second Amended and Restated Articles of Incorporation of Apico Hills, Inc.(f)
3.40.2	—	Bylaws of Apico Inns of Green Tree, Inc.(f)
3.41.1	—	Second Amended and Restated Articles of Incorporation of Apico Inns of Green Tree, Inc.(f)

Exhibit
No.		Description

3.41.2	—	Bylaws of Apico Hills, Inc.(f)
3.42.1	—	Second Amended and Restated Articles of Incorporation of Servico Hilton Head, Inc.(f)
3.42.2	—	Bylaws of Servico Hilton Head, Inc.(f)
3.43.1	—	Amended and Restated Articles of Incorporation of Servico Austin, Inc.(f)
3.43.2	—	Bylaws of Servico Austin, Inc.(f)
3.44.1	—	Second Amended and Restated Articles of Incorporation of Servico Houston, Inc.(f)
3.44.2	—	Bylaws of Servico Houston, Inc.(f)
3.45.1	—	Second Amended and Restated Articles of Incorporation of Servico Market Center, Inc.(f)
3.45.2	—	Bylaws of Servico Market Center, Inc.(f)
3.46.1	—	Second Amended and Restated Articles of Incorporation of Palm Beach Motel Enterprises, Inc.(f)
3.46.2	—	Bylaws of Palm Beach Motel Enterprises, Inc.(f)
4.1.1	—	Indenture, dated as of July 23, 1999, by and among Lodgian Financing Corp., Lodgian, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee.(f)
4.1.2	—	First Supplemental Indenture, dated as of September 13, 1999, among Lodgian Financing Corp., Lodgian, Inc., the subsidiary guarantors named therein, the subsidiary of the Company listed on Schedule A annexed thereto and Bankers Trust Company, as Trustee.(m)
4.2	—	Indenture, dated as of June 17, 1998, between Servico, Inc., Lodgian, Inc., and Wilmington Trust Company, as Trustee.(a)
4.3	—	First Supplemental Indenture, dated as of June 17, 1998, between Servico, Inc., Lodgian, Inc., and Wilmington Trust Company, as Trustee.(a)
4.4	—	Registration Rights Agreement, dated as of June 17, 1998, among Lodgian Capital Trust I, Servico, Inc., and NationsBanc Montgomery Securities, LLC.(a)
4.5	—	Registration and Rights Agreement between Lodgian, Inc. and certain unitholders of Impac Hotel Group, LLC.(a)
4.6	—	Specimen Note.(f)
4.7	—	Specimen CRESTS.(a)
4.8	—	Specimen Convertible Debenture.(a)
10.1	—	Lodgian 1998 Short-Term, Incentive Compensation Plan.(a)
10.2	—	Lodgian 1998 Stock Incentive Plan.(a)
10.3	—	Lodgian Non-Employee Directors’ Stock Plan.(a)
10.4	—	Guarantee Agreement, dated as of June 17, 1998, between Servico, Inc., Lodgian, Inc., and Wilmington Trust Company, as Guarantee Trustee(a)
10.5	—	Guarantee Trustee.(a) Amended and Restated Declaration of Trust of Lodgian Capital Trust I, dated as of June 17, 1998 between Servico, Inc., as Sponsor, David A. Buddemeyer, Charles M. Diaz and Phillip R. Hale, as Regular Trustees, and Wilmington Trust Company, as Delaware Trust and Property Trustee.(a)
10.6	—	Severance Agreement, dated November 10, 1998, between Servico, Inc., and David Buddemeyer.(g)
10.7	—	Severance Agreement, dated February 28, 1999, between Lodgian, Inc. and Warren M. Knight.(g)
10.8	—	Employment Agreement between Lodgian, Inc. and Robert S. Cole.(a)
10.9	—	Employment Agreement, dated May 2, 1997, between Karyn Marasco and Servico, Inc.(i)
10.10	—	Form of Employment Agreement, dated as of February 9, 2001 between the Lodgian, Inc. and Thomas Arasi.(m)
10.11	—	Form of Separation Agreement, dated as of February 9, 2001 between Lodgian, Inc. and Robert S. Cole.(m)

Exhibit
No.		Description

10.13	—	Voting Agreement, dated as of March 20, 1998, between Servico, Inc., and Certain Members of Impac.(c)
10.14	—	Voting Agreement, dated as of March 20, 1998, between Servico, Inc., and Certain Other Members of Impac.(c)
10.15	—	Credit Agreement, dated as of July 23, 1999, among Lodgian Financing Corp., Lodgian, Inc., Impac Hotel Group, LLC, Servico, Inc., and other affiliate guarantors party thereto and the initial lenders and initial issuing bank named therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc., as Co-Lead Arranger and Joint-Book Manager and Syndication Agent, and Lehman Brothers, Inc., as Co-Lead Arranger and Joint-Book Manager.(f)
10.16	—	Security Agreement, dated July 23, 1999, from Lodgian Financing Corp., Servico, Inc., Impac Hotel Group, LLC, and the other grantors referred to therein to Morgan Stanley Senior Funding, Inc., as Collateral Agent.(f)
10.17.1	—	Loan Agreement, dated December 8, 1998, Sheraton Concord, Inc., and Banc One Capital Funding Corporation.(f)
10.17.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian AMI, Inc., Penmoco, Inc., and Island Motel Enterprises, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.17.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.18.1	—	Loan Agreement, dated December 8, 1998, between Island Motel Enterprises, Inc., Penmoco, Inc., and Banc One Capital Funding Corporation.(f)
10.18.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998, by Servico Concord, Inc., and Lodgian AMI, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.18.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.19.1	—	Loan Agreement, dated December 8, 1998, between Lodgian AMI, Inc., and Banc One Capital Funding Corporation (relating to Holiday Inn—Lancaster East).(f)
10.19.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998, by Servico Concord, Inc., Penmoco Inc., and Island Motel Enterprises, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.19.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.20.1	—	Loan Agreement, dated December 8, 1998, between Lodgian AMI, Inc., and Banc One Capital Funding Corporation (relating to Holiday Inn—International Airport).(f)
10.20.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998, by Servico Concord, Inc., Penmoco Inc., and Island Motel Enterprises, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.20.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.21.1	—	Loan Agreement dated as of July 18, 1996, among GMAC Commercial Mortgage Corporation and Servico Council Bluffs, Inc., Servico West Des Moines, Inc., Servico Omaha, Inc., Servico Omaha Central, Inc., and Servico Wichita, Inc.(f)
10.21.2	—	Mortgage Note in the amount of $16.84 million, dated as of July 18, 1996, by Servico Council Bluffs, Inc., Servico West Des Moines, Inc., Servico Omaha, Inc., Servico Omaha Central, Inc., and Servico Wichita, Inc., in favor of GMAC Commercial Mortgage Corporation.(f)
10.22.1	—	Loan Agreement dated as of May 7, 1996, between GMAC Commercial Mortgage Corporation and Servico Lansing, Inc.(f)
10.22.2	—	Mortgage Note in the original amount of $5.687 million, dated as of May 7, 1996, by Servico Lansing, Inc., in favor of GMAC Commercial Mortgage Corporation.(f)

Exhibit
No.		Description

10.23.1	—	Loan Agreement dated as of January 17, 1996, among Loan Services,Inc., and Brecksville Hospitality, L.P., Sioux City Hospitality, L.P., and 1075 Hospitality, L.P.(f)
10.23.2	—	Mortgage Note in original amount of $12.91 million by Brecksville Hospitality, L.P., Sioux City Hospitality, L.P., and 1075 Hospitality, L.P., in favor of GMAC Commercial Mortgage Corporation.(f)
10.24.1	—	Loan Agreement dated as of January 31, 1995, by and among Column Financial, Inc., and Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel Inc.(f)
10.24.2	—	Promissory Note in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel Inc., in favor of Column Financial, Inc.(f)
10.25.1	—	Loan Agreement dated as of June 29, 1995, between Column Financial, Inc., and East Washington Hospitality Limited Partnership.(f)
10.25.2	—	Promissory Note in original amount of $11.0 million, dated as of June 29, 1995, by East Washington Hospitality Limited Partnership in favor Column Financial, Inc.(f)
10.26.1	—	Loan Agreement, dated as of January 31, 1995 and amended as of June 29, 1995, between Column Financial, Inc., and McKnight Motel, Inc.(f)
10.26.2	—	Promissory Note in original amount of $3.9 million, dated as of January 31, 1995 and amended as of June 29, 1995, by McKnight Motel, Inc., in favor of Column Financial, Inc.(f)
10.27.1	—	Loan Agreement, dated December 8, 1998, between Lodgian AMI, Inc., and Banc One Capital Funding Corporation (relating to Holiday Inn — Glen Burnie).(f)
10.27.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998 by Servico Concord, Inc., Penmoco Inc., and Island Motel Enterprises, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.27.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.28.1	—	Loan Agreement, dated December 8, 1998, between Lodgian AMI, Inc., and Banc One Capital Funding Corporation (relating to Holiday Inn — Inner Harbor).(f)
10.28.2	—	Guaranty and Indemnity Agreement, dated December 8, 1998, by Servico Concord, Inc., Penmoco Inc., and Island Motel Enterprises, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.28.3	—	Limited Guaranty and Indemnity Agreement, dated December 8, 1998, by Lodgian, Inc., in favor of Banc One Capital Funding Corporation.(f)
10.29	—	Form of Amendment No. 1, Waiver and Consent to the Credit Agreement among Lodgian Financing Corp., Lodgian, Inc., Impac Hotel Group, LLC, Servico Inc., the other Affiliate Guarantors party hereto, the Lenders and Issuing Bank named herein, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Co-Lead Arranger, Joint-Book Manager and Syndication Agent, Lehman Brothers Inc., as Co-Lead Arranger, Joint-Book Manager and Lehman Commercial Paper Inc., as Documentation Agent.(k)
10.30	—	Form of Consolidated, Amended and Restated Loan Agreement dated as of August 31, 2000 by and among Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. and the Capital Company of America LLC.(k)
10.31	—	Employment Agreement dated November 1, 2001 between Lodgian, Inc. and David E. Hawthorne.(l)

Exhibit
No.		Description

10.32	—	Amendment No. 2 To The Credit Agreement And Amendment No. 1 To The Security Agreement (referred to herein as “this Amendment”) among Lodgian Financing Corp. (the “Borrower”), Lodgian, Inc. (the “Parent”), Impac Hotel Group, LLC, Servico Inc., the other Affiliate Guarantors and Grantors party hereto, the Lenders and Issuing Bank named herein, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Co-Lead Arranger, Joint-Book Manager and Syndication Agent, Lehman Brothers Inc., as Co-Lead Arranger, Joint-Book Manager and Lehman Commercial Paper Inc., as Documentation Agent.(n)
10.33	—	Forbearance Agreement dated as of October 17, 2001 with respect to the Credit Agreement dated July 23, 1999 (as heretofore amended, the “Credit Agreement”) among Lodgian Financing Corp. (the “Borrower”), Lodgian, Inc. (the “Parent”), Impac Hotel Group LLC, Servico, Inc., the affiliate Guarantors party thereto, the Lenders party thereto (the “Lender”), Morgan Stanley Senior Funding, Inc., as Administrative Agent (the “Administrative Agent”), Collateral Agent, Co-Lead Arranger, Joint Book Manager and Syndication Agent, Lehman Brothers Inc., as Co-Lead Arranger and Joint Book Manager and Lehman Commercial Paper Inc., as Documentation Agent (collectively with the Administrative Agent, the “Agents”).(n)
10.34	—	Forbearance Agreement dated as of November 14, 2001 with respect to the Credit Agreement dated July 23, 1999 (as amended, the “Credit Agreement”) among Lodgian Financing Corp. (the “Borrower”), Lodgian, Inc. (the “Parent”), Impac Hotel Group LLC, Servico, Inc., the affiliate Guarantors party thereto, the Lenders party thereto (the “Lenders”), Morgan Stanley Senior Funding Inc., as Administrative Agent (the “Administrative Agent”), Collateral Agent, Co-Lead Arranger, Joint Book Manager and Syndication Agent, Lehman Brothers Inc., as Co-Lead Arranger and Joint Book Manager and Lehman Commercial Paper Inc., as Documentation Agent (collectively with the Administrative Agent, (the “Agents”).(n)
10.35	—	Form of Voluntary Petition under Chapter 11 of the U. S. Bankruptcy Code filed with the United States Bankruptcy Court Southern District of New York by Lodgian Inc. and 81 of its subsidiaries.(n)
10.36	—	Revolving Credit Agreement among Lodgian, Inc., a debtor in possession under Chapter 11 of the Bankruptcy Code as borrower and certain subsidiaries of the borrower and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent dated December 31, 2001.(n)
10.37	—	Final order authorizing debtors to use cash collateral in which certain mortgage lenders claim an interest.(n)
10.38	—	Final order (i) authorizing debtors (A) to obtain post-petition financing and (B) to utilize cash collateral and (ii) granting adequate protection to pre-petition secured parties.(n)
10.39	—	Stipulation and Order among the debtors and JP Morgan Chase Bank as Successor Indenture Trustee, providing for (i) limited use of cash collateral and adequate protection and (ii) related relief.(n)
10.40	—	Stipulation and order among the debtors and Crimi Mae Services, L.P. as special servicer, providing for (i) limited use of cash collateral and adequate protection and (ii) related relief (low leverage debtor).(n)
10.41	—	Stipulation and order among debtors and Lennar Partners Inc. as special servicer, providing for (i) limited use of cash collateral and adequate protection and (ii) related relief.(n)
10.42	—	Agreed order regarding debtor’s motion of entry of orders (i) authorizing the debtors-in-possession to (A) obtain post-petition financing, (B) grant liens and priority administrative expense claims status, (C) modify the automatic stay, and (D) enter into financing agreement; and (ii) approving the use of cash collateral and granting adequate protection regarding Nationwide loans.(n)
10.43	—	Affidavit and disclosure statement of Richard Cartoon LLC in support of application to employ Richard Cartoon LLC as Chief Financial Officer.(n)
10.44	—	Loan And Security Agreement dated as of November, 25 2002 entered into by and between certain Lodgian subsidiaries (“Borrowers”), and Merrill Lynch Mortgage Lending, Inc., a Delaware corporation (together with its successors and assigns, “Lender”)(s).

Exhibit
No.		Description

10.45	—	Mezzanine Loan Agreement (this “Loan Agreement”) is dated as of November 25, 2002 and entered into by and between Impac Hotel Group Mezzanine, LLC, Servico Operations Mezzanine, LLC, And Lodgian Financing Mezzanine, LLC, Island Motel Enterprises, Inc. And Penmoco, Inc. (collectively, “Borrowers”, and individually, each a “Borrower”), and Merrill Lynch Mortgage Lending, Inc., a Delaware corporation (together with its successors and assigns, “Lender”)(s).
10.46	—	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002(o)
10.47	—	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated November 5, 2002(p)
10.48	—	Order Confirming the First Amended Joint Plan of Reorganization of Lodgian, Inc., et al., issued on November 5, 2002 by the United States Bankruptcy Court for the Southern District of New York (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 20, 2002(p)
10.49	—	Amendment to Restated Certificate of Incorporation of Lodgian, Inc.(q)
10.50	—	Certificate of Designation for Series A Preferred Stock of Lodgian, Inc.(q)
10.51	—	Class A Warrant Agreement between Lodgian, Inc. and Wachovia Bank, N.A.(q)
10.52	—	Class B Warrant Agreement between Lodgian, Inc. and Wachovia Bank, N.A.(q)
10.53	—	Form of Registration Rights Agreement between Lodgian, Inc. and the other signatories thereto(q)
10.54	—	Form of Voluntary Petition under Chapter 11 of the U. S. Bankruptcy Code filed with the United States Bankruptcy Court Southern District of New York by New Orleans Airport Motel Associates LP(r)
10.55	—	First Amendment to Employment Agreement between Lodgian, Inc. and David Hawthorne(s)
12.2	—	Statement Regarding Computation of Earnings to Fixed Charges.(h)
21.1	—	Subsidiaries of Lodgian, Inc.(s)
23.1	—	Consent of Deloitte and Touche LLP with respect to Form S-8 in respect of the Company’s 401(k) Plan(s).
23.2	—	Notice regarding consent of Arthur Andersen LLP with respect to Form S-8 in respect of the Company’s 401(k) Plan (s).
99.1	—	Sarbanes-Oxley Section 906 certification by the CEO
99.2	—	Sarbanes-Oxley Section 906 certification by the CFO

(a)	This exhibit is incorporated by reference to exhibits and appendices to the Company’s Registration Statement on Form S-4, as amended, filed on July 17, 1998. (SEC File No. 333-59315)

(b)	This exhibit is incorporated by reference to Servico, Inc.’s Form 10-K for the year ended December 31, 1997, filed on March 31, 1998. (SEC File No. 001-11342)

(c)	This exhibit is incorporated by reference to Servico, Inc.’s Form 8-K dated March 20, 1998, filed on March 26, 1998. (SEC File No 00-11342)

(d)	This exhibit is incorporated by reference to the Company’s Form 8-K dated December 11, 1998, filed on December 28, 1998. (SEC File No. 001-14537)

(e)	This exhibit is incorporated by reference to the Company’s Form 8-K dated March 9, 2000, filed on March 9, 2000. (SEC File No. 001-14537)

(f)	This exhibit is incorporated by reference to exhibits and appendices to the Company’s Registration Statement on Form S-4, as amended, filed on August 13, 1999. (SEC File No. 333-85235-01)

(g)	This exhibit is incorporated by reference to exhibits and appendices to the Company’s Annual Report on Form 10-K, filed on March 31, 1999. (SEC File No. 001-14537)

(h)	This exhibit is incorporated by reference to exhibits and appendices to the Company’s Registration Statement on Form S-1, as amended, filed on July 14, 1999. (SEC File No. 333-82859)

(i)	This exhibit is incorporated by reference to Servico’s Form 10-Q for the period ended June 30, 1997, filed on August 14, 1997, (SEC File No. 001-11342)

(j)	This exhibit is incorporated by reference to Servico’s Form 8-K filed on September 17, 1998. (SEC File No. 001-11342)

(k)	This exhibit is incorporated by reference to the Company’s Form 10-Q dated March 31, 2000, filed on December 15, 2000. (SEC File No. 001-14537)

(l)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001 (SEC File No. 0001-14537

(m)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (SEC file No. 001-14537)

(n)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (SEC file No. 001-14537)

(o)	This exhibit is incorporated by reference to the Company’s Form 8-K filed on November 6, 2002 (SEC File No. 001-14537)

(p)	This exhibit is incorporated by reference to the Company’s 8-K filed on November 20, 2002 (SEC File No. 001-14537)

(q)	This exhibit is incorporated by reference to the Company’s form 8-A filed on November 25, 2002 (SEC File No. 000-50108)

(r)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (SEC File No. 001-14537)

(s)	Filed herewith

