Form 10-Q
period 2003-03-31
LODGIAN INC
filed 2003-05-15
CIK 1066138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Registrant’s telephone number, including area code (404) 364-9400

(Former name, former address and former fiscal year, if changed since last report): Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined by section 12-b – 2 of the Act.     Yes   ☐    No   ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 9, 2003

Common	6,682,667

LODGIAN, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 (unaudited)	1
Condensed Consolidated Statements of Operations for the Successor Three Months Ended March 31, 2003 and the Predecessor Three months Ended March 31, 2002 (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the Successor Three Months Ended March 31, 2003 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Successor Three Months Ended March 31, 2003 and the Predecessor Three Months Ended March 31, 2002 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 2. Changes in Securities	23
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
Certifications	26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited in thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,952	$10,875
Cash, restricted	11,797	19,384
Accounts receivable (net of allowances: 2003 - $1,629; 2002 - $1,594)	12,549	10,681
Inventories	6,586	7,197
Prepaid expenses and other current assets	11,670	15,118

Total current assets	52,554	63,255
Property and equipment, net	652,756	664,565
Deposits for capital expenditures	15,133	21,309
Other assets	13,257	13,535

	$733,700	$762,664

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$13,703	$12,380
Other accrued liabilities	38,977	44,125
Advance deposits	3,002	1,786
Current portion of long-term debt	14,618	14,550

Total current liabilities	70,300	72,841
Long-term debt	386,356	387,424
Liabilities subject to compromise	76,994	93,816

Total liabilities	533,650	554,081
Minority interests	3,760	3,616
Commitments and contingencies
Mandatorily redeemable 12.25% cumulative preferred stock	130,286	126,510
Stockholders’ equity (deficit):
Common stock, $.01 par value, 30,000,000 shares authorized; 7,000,000 issued and outstanding	70	70
Additional paid-in capital	89,223	89,223
Accumulated deficit	(23,696)	(10,836)
Accumulated other comprehensive income	407	—

Total stockholders’ equity	66,004	78,457

	$733,700	$762,664

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited in thousands,
	except per share data)
	Successor	Predecessor
Revenues:
Rooms	$62,994	$66,143
Food and beverage	18,951	19,436
Other	3,564	4,240

	85,509	89,819

Operating expenses:
Direct:
Rooms	18,639	18,496
Food and beverage	13,734	14,493
Other	2,530	2,735

	34,903	35,724

Gross contribution	50,606	54,095
General, administrative and other	42,519	39,398
Depreciation and amortization	8,870	13,460

Other operating expenses	51,389	52,858

	(783)	1,237
Other income (expenses):
Interest income and other	83	181
Interest expense and other (contractual interest: $7.7 million and $16.5 million for the three months ended March 31, 2003 and 2002, respectively)	(6,937)	(8,962)

Loss before income taxes and reorganization items	(7,637)	(7,544)
Reorganization items	(1,237)	(5,827)

Loss before income taxes — continuing operations	(8,874)	(13,371)
Provision for income taxes — continuing operations	(76)	(75)

Loss — continuing operations	(8,950)	(13,446)

Discontinued operations:
Loss from discontinued operations before income taxes	(134)	(984)
Income tax provision	—	—

Loss from discontinued operations after income taxes	(134)	(984)

Net loss	(9,084)	(14,430)
Preferred stock dividend	(3,776)	—

Net loss attributable to common stock	$(12,860)	$(14,430)

Basic and diluted loss per common share:
Net loss attributable to common stock	$(1.84)	$(0.51)

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					ACCUMULATED
					OTHER
	COMMON STOCK		ADDITIONAL		COMPREHENSIVE	TOTAL
			PAID-IN	ACCUMULATED	LOSS	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	(net of tax)	EQUITY

		(Unaudited in thousands, except share data)
Balance, December 31, 2002	7,000,000	70	89,223	(10,836)	—	78,457
Comprehensive loss:
Net loss	—	—	—	(9,084)	—	(9,084)
Currency translation adjustments, net of tax of $ nil	—	—	—	—	407	407

Total comprehensive loss	—	—	—	—	—	(8,677)
Preferred dividends accrued (not declared)	—	—	—	(3,776)	—	(3,776)

	7,000,000	$70	$89,223	$(23,696)	$407	$66,004

The comprehensive loss for the three months ended March 31, 2002 was $14.5 million.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited in thousands)
	Successor	Predecessor
Operating activities:
Loss — continuing operations	$(8,950)	$(13,446)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,870	13,491
Minority interests	148	473
Write-off and amortization of deferred financing costs	652	—
Other	342	98
Net changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,385)	(3,054)
Inventories	41	(6)
Prepaid expenses, other assets and restricted cash	10,603	(3,379)
Accounts payable	185	7,698
Other accrued liabilities	(3,881)	6,152
Advance deposits	1,276	918

Net cash provided by operating activities	6,901	8,945

Investing activities:
Capital improvements	(10,309)	(2,694)
Withdrawals (deposits) for capital expenditures	5,767	(1,243)
Other	(357)	—

Net cash used in investing activities	(4,899)	(3,937)

Financing activities:
Principal payments on long-term obligations	(2,396)	(678)
Payments of deferred loan costs	(352)	—

Net cash used in financing activities	(2,748)	(678)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	(177)	—

Net (decrease) increase in cash and cash equivalents	(923)	4,330
Cash and cash equivalents at beginning of period	10,875	14,007

	9,952	18,337
Less: cash of discontinued operations	—	(173)

Cash and cash equivalents at end of period	$9,952	$18,164

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$6,432	$6,162

Income taxes, net of refunds	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend accrued	$3,776	$—

Net non-cash debt decrease	$15,922	$—

Operating cash payments resulting from Chapter 11 proceedings	$1,050	$2,853

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General

     The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian owns at least a 50% interest and exercises control (collectively “Lodgian” or the “Company”). Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint ventures’ assets and operations. One unconsolidated entity (the “Unconsolidated Entity”) which owns one hotel is accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002.

     As previously indicated in the Company’s Form 10-K for the year ended December 31, 2002, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001 in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002, and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease.

     Of the Company’s 97 hotel portfolio, 18 hotels (the “Impac Hotels”) are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11. The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of May 12, 2003. The Impac Hotels contributed approximately 12% and 13% of the Successor revenues for the three months ended March 31, 2003 and the Predecessor revenues for the three months ended March 31, 2002, respectively. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a secured claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors reached an agreement on October 21, 2002 (approved by the Bankruptcy Court on October 31, 2002) with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will, consensually, be returned to the lender or disposed of at the secured lender’s direction. On April 24, 2003, the plan of reorganization for the Impac Debtors (the “Impac Plan of Reorganization”) was confirmed by the Bankruptcy Court pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, will obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which is to be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Lehman Financing will be successfully completed on or before May 31, 2003 and, accordingly, that the Company will be able to retain the Impac Hotels.

     The effects of the Joint Plan of Reorganization were recorded in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” effective November 22, 2002. SOP 90-7 required the application of Fresh Start Accounting. As a result, the Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, the results of its operations for the three months ended March 31, 2003 (Successor) and 2002 (Predecessor) and its cash flows for the three months ended March 31, 2003 (Successor) and 2002 (Predecessor). The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

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

2. Discontinued operations

     Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease.

     In accordance with Statement of Financial Standards (“SFAS”) No. 144, the results of operations of these hotels are reported separately as Discontinued Operations for the three months ended March 31, 2003 and 2002. There was no gain or loss on this transaction.

     The following condensed table summarizes the assets and liabilities of these hotels at December 31, 2002:

December 31, 2002

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$177
Accounts receivable, net	517
Inventories	570
Prepaid expenses and other current assets	432

Total current assets	1,696
Property and equipment, net	15,649
Deposits for capital expenditures	904
Other assets	20

$18,269

LIABILITIES
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$330
Other accrued liabilities	1,267
Advance deposits	60

Total current liabilities	1,657
Long-term debt subject to compromise	15,922

Total liabilities	$17,579

     The results of operations of these hotels at March 31, 2003 and 2002 were as follows:

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited in thousands)
	Successor	Predecessor
Revenues:
Rooms	$153	$3,642
Food and beverage	16	1,095
Other	—	184

	169	4,921

Operating expenses:
Direct:
Rooms	19	1,304
Food and beverage	28	881
Other	13	157

	60	2,342

Gross contribution	109	2,579
General, administrative and other	243	2,759
Depreciation and amortization	—	804

Other operating expenses	243	3,563

Loss before income taxes	(134)	(984)
Provision for income taxes	—	—

Net loss	$(134)	$(984)

3. Liabilities subject to compromise

     Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable. These amounts represent the Company’s estimate of known or potential claims to be resolved in the Chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events.

     The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of March 31, 2003 and December 31, 2002, are identified below (amounts in thousands):

	March 31, 2003	December 31, 2002

Long-term debt	$74,599	$91,421
Accounts payable	2,395	2,395

	$76,994	$93,816

     4.     Cash, restricted

     Restricted cash as of March 31, 2003 consists of amounts reserved for letter of credit collateral, debt service, taxes, insurance and other lender-restricted cash balances.

5. Property and equipment, net

     As previously disclosed, pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease. As a result, property and equipment with a carrying value of $15.6 million were surrendered. The results of operations for the surrendered hotels are presented in these Condensed Consolidated Statement of Operations as Discontinued Operations.

6. Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited in thousands, except
	per share data)
	Successor	Predecessor
Numerator:
Loss — continuing operations	$(8,950)	$(13,446)
Loss from discontinued operations	(134)	(984)

Net loss	(9,084)	(14,430)
Preferred stock dividend	(3,776)	—

Net loss attributable to common stock	(12,860)	(14,430)

Loss — continuing operations	(8,950)	(13,446)
Preferred stock dividend	(3,776)	—

Loss from continuing operations attributable to common stock before discontinued operations	$(12,726)	$(13,446)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	7,000	28,480

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stock before discontinued operations	(1.82)	(0.47)

Loss — continuing operations	(1.28)	(0.47)
Loss from discontinued operations	(0.02)	(0.04)

Net loss	(1.30)	(0.51)

Net loss attributable to common stock	$(1.84)	$(0.51)

     The computation of diluted earnings per share for the Successor period ended March 31, 2003, as calculated above, did not include shares associated with the assumed conversion of the A and B warrants because their inclusion would have been antidilutive. The computation of diluted earnings per share for the Predecessor period ended March 31, 2002, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

7. Other accrued liabilities

     At March 31, 2003 and December 31, 2002, other accrued liabilities consisted of the following:

	March 31, 2003	December 31, 2002

	(In thousands)
Salaries and related costs	$15,822	$17,293
Property and sales taxes	14,199	16,668
Provision for state income taxes	2,433	2,219
Franchise fee accrual	1,886	1,388
Accrued interest	1,376	1,524
Professional fees	538	807
Accrual for allowed claims	700	1,749
Other	2,023	2,477

	$38,977	$44,125

8. Long-term debt

     On November 25, 2002, the effective date of the Joint Plan of Reorganization, loans approximating $83.5 million, secured by 20 hotel properties, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate as well as a new maturity date.

     In addition, the Company received exit financing of $309 million with and through Merrill Lynch Mortgage Lending, Inc. (“Merrill”), secured by 57 hotel properties. The exit financing was initially comprised of three separate components as follows:

•	Senior debt of $224.0 million accruing interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple and leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million accruing interest at the rate of LIBOR plus 9.00% secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the Senior Debt and one additional hotel); and

•	Canadian debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007 accruing interest at the rate of 7.879% (secured by a mortgage on the Windsor property).

     In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Mortgage Loan was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Loan was increased from $78.7 million to $84.1 million. In connection with the resizing, the interest rates on the Senior and Mezzanine debts were also modified to LIBOR plus 2.36% and LIBOR plus 8.2546%, respectively.

     The Senior and Mezzanine debts mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debts by one year (i.e. to November 2005) is available only if no events of default occur in respect of the payments of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements. Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement.

     The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003

(13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are sustained above the minimum requirements for three consecutive months. As of March 31, 2003, the Debt Yield for the 56 properties was below the 12.75% threshold and, therefore, any excess cash produced by the 56 properties will be retained in the special deposit account until the Debt Yield increases above the minimum.

     The Company through its wholly owned subsidiaries owes approximately $11.4 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined). For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty in an amount not to exceed $1.4 million.

     Substantially all of the Company’s property and equipment are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

     The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor (See Note 10).

9. Income taxes

     The Company recorded an income tax provision of $0.1 million for the three months ended March 31, 2003. The provision for the Predecessor period ended March 31, 2002 was also $0.1 million. Both related primarily to provisions for state income taxes.

10. Commitments and Contingencies

     As of May 14, 2003, the Company had received termination notices from franchisors with respect to seven properties (this does not include two hotels for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor). Also, the Company was not in strict compliance with the terms of eleven other franchise agreements (this does not include four other hotels for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor). The Company has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of March 31, 2003, the anticipated expenditures for such projects during the two years ending December 2004 are approximately $61.6 million, with approximately $15.1 million escrowed for such improvements.

     While it is the Company’s belief that it will cure any defaults under the franchise agreements before the applicable termination dates, there can be no assurance that it will be able to do so or be able to obtain additional time in which to cure any defaults. In the event of a franchise termination, management may seek to license the hotel with another nationally-recognized brand.

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

     As part of the Impac Plan of Reorganization, the Company has elected to reject its license agreement relating to its hotel in Cincinnati, Ohio and to cease operating this hotel as a Holiday Inn upon the effective date of the Impac Plan of Reorganization.

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

     The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in Texas (filed in the District Court of Harris County in October 1999), Illinois (in the United States District Court, Northern District of Illinois, Eastern Division in February 2000) and New York (filed in the Supreme Court, New York County in July 1999). In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company agreed to pay HRB $625,000. The Company provided fully for this liability in its Consolidated Financial Statements for the year ended December 31, 2002.

     The Company is party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management’s opinion, have a material adverse effect on its financial position or results of operations. Certain of these claims are limited to the amounts available under the Company’s disputed claims reserve.

11. New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on its financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and effective for periods beginning after June 15, 2003 for existing variable interest entities. At March 31, 2003, the Company had no variable interest entities and therefore anticipates that the effects of adopting FIN 46 will not be material to its financial position and results of operations.

12. Related party transactions

     Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services, the Company was billed $52,000, including expenses, for other support and services provided by associates of Richard Cartoon, LLC for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 proceedings

     As previously discussed in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease.

     Of the Company’s 97 hotel portfolio, 18 hotels (the “Impac Hotels”) are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11. The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of May 12, 2003. The Impac Hotels contributed approximately 12% and 13% of the Successor revenues for the three months ended March 31, 2003 and the Predecessor revenues for the three months ended March 31, 2002, respectively. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a secured claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors reached an agreement on October 21, 2002 (approved by the Bankruptcy Court on October 31, 2002) with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will, consensually, be returned to the lender or disposed of at the secured lender’s direction. On April 24, 2003, the plan of reorganization for the Impac Debtors (the “Impac Plan of Reorganization”) was confirmed by the Bankruptcy Court pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, will obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which is to be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Lehman Financing will be successfully completed on or before May 31, 2003, and, accordingly, that the Company will be able to retain the Impac Hotels.

     The effects of the Joint Plan of Reorganization were recorded in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” effective November 22, 2002. SOP 90-7 required the application of Fresh Start Accounting. As a result, the Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

Forward-looking statements/risk factors

     The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein.

     The discussion below and elsewhere in this Form 10-Q includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include management’s expectations with respect to the Chapter 11 filing, statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company’s business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company’s future financial condition and results of operations. The words “may,” “should,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

•	Risks associated with the Company’s ability to maintain its existing franchise affiliations which could affect the Company’s revenue generating capabilities;

•	The impact of potential litigation and/or governmental inquiries and investigation involving the Company;

•	The effect of competition and the economy on the Company’s ability to maintain margins on existing operations, including uncertainties relating to competition;

•	The Company’s ability to generate sufficient cash flows from operations to meet its obligations;

•	The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions;

•	The potential for additional impairment charges against earnings related to long-lived assets;

•	Risks associated with reductions in hotel values which are dependent upon the successful operation of the hotels;

•	Risks associated with increases in the cost of debt;

•	Risks associated with the holders of the Company’s common stock exercising significant control over the Company and selling large blocks of shares;

•	Risks as a result of the short time that the public market for the Company’s new securities has existed;

•	Risks as a result of the Company not being able to meet the continuing listing requirements of the American Stock Exchange;

•	Risks associated with self-insured claims escalating beyond expectations;

•	Risks associated with the Company’s ability to finalize the Lehman financing by May 31, 2003;

•	Risks associated with the Company’s short operating history since the effectiveness of its Joint Plan of Reorganization; and

•	Risks associated with environmental, state and federal regulations.

     Many of these factors are not within the Company’s control and readers are cautioned not to put undue reliance on these forward looking statements.

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

     The following table shows room data, occupancy, average daily rate and RevPAR by category of hotel for the quarter ended March 31, 2003 and 2002 (shown for those hotels owned and managed as of March 31, 2003):

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

Upper Upscale
Number of properties	4	4
Number of rooms	825	825
Occupancy	61.5%	60.7%
Average daily rate	$92.50	$94.57
RevPAR	$56.90	$57.38
Upscale
Number of properties	18	18
Number of rooms	3,156	3,156
Occupancy	66.0%	66.1%
Average daily rate	$86.41	$87.52
RevPAR	$57.06	$57.81
Midscale with Food and Beverage*
Number of properties	60	60
Number of rooms	11,895	11,895
Occupancy	50.9%	52.9%
Average daily rate	$68.39	$68.36
RevPAR	$34.82	$36.17
Midscale without Food and Beverage
Number of properties	8	10
Number of rooms	1,047	1,282
Occupancy	44.9%	57.4%
Average daily rate	$58.45	$56.67
RevPAR	$26.25	$32.51
Independent Hotels
Number of properties	7	5
Number of rooms	1,342	1,107
Occupancy	38.8%	41.6%
Average daily rate	$73.40	$89.30
RevPAR	$28.45	$37.15
All Hotels
Number of properties	97	97
Number of rooms	18,265	18,265
Occupancy	52.8%	55.2%
Average daily rate	$73.34	$73.74
RevPAR	$38.70	$40.67

In accordance with the Smith Travel Research Chain Scales, the segments include the following brands:

Upper Upscale: Hilton and Marriott

Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn

Midscale with Food and Beverage: Clarion, Doubletree Club, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn

Midscale without Food and Beverage: Fairfield Inn, Hampton Inn and Holiday Inn Express

     *Includes one hotel in Cincinnati, Ohio which the Company has elected to cease operating as a Holiday Inn upon the effective date of the Impac Plan of Reorganization.

     The following table shows room data, occupancy, average daily rate and RevPAR by geographic region for the quarter ended March 31, 2003 and 2002 (shown for those hotels owned and managed as of March 31, 2003):

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

Northeast Region
Number of properties	37	37
Number of rooms	7,011	7,011
Occupancy	51.1%	51.4%
Average daily rate	$75.94	$74.62
RevPAR	$38.80	$38.34
Southeast Region
Number of properties	34	34
Number of rooms	5,794	5,794
Occupancy	53.7%	56.8%
Average daily rate	$67.31	$69.74
RevPAR	$36.16	$39.62
Midwest Region
Number of properties	19	19
Number of rooms	4,141	4,141
Occupancy	49.6%	53.5%
Average daily rate	$70.89	$70.70
RevPAR	$35.14	$37.86
West Region
Number of properties	7	7
Number of rooms	1,319	1,319
Occupancy	67.4%	73.0%
Average daily rate	$89.67	$91.08
RevPAR	$60.45	$66.47
All Hotels
Number of properties	97	97
Number of rooms	18,265	18,265
Occupancy	52.8%	55.2%
Average daily rate	$73.34	$73.74
RevPAR	$38.70	$40.67

The regions are defined as follows:

Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia

Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee

Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas

West: Arizona, California, Colorado, New Mexico

     Revenues. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking.

     Operating Expenses. Operating expenses are comprised of direct, general and administrative, other expenses and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are primarily variable with available rooms and occupancy rates, but also have a small fixed component, which can be leveraged with increases in revenues. General, administrative and other expenses primarily represent property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. General, administrative and other expenses also include corporate overheads (such as accounting services, legal and professional fees, information technology and executive management) which are generally fixed. Also included in general, administrative and other expenses for the three months ended March 31, 2003 are expenses relating to the reorganization proceedings for the hotels that have emerged from Chapter 11.

Results of Operations

     The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company’s unaudited Condensed Consolidated Financial Statements set forth in “Item I. Financial Statements” included in this Form 10-Q and should be read in conjunction with such financial statements and notes thereto.

Three Months Ended March 31, 2003 (“First Quarter 2003”) Compared to the Three Months Ended March 31, 2002 (“First Quarter 2002”)

Revenues

     At March 31, 2003, the Company owned 96 hotels and had a minority interest in one hotel. At March 31, 2002, the Company owned 105 hotels and had a minority interest in one hotel. The reduction in hotels is a result of the return of eight hotels to the lender and one hotel to the lessor of a capital lease. The revenues and operating expenses for the nine disposed properties are reported as Discontinued Operations in the Condensed Consolidated Statement of Operations.

     Revenues for the Company were $85.5 million for the First Quarter 2003, a 4.8% decrease from revenues of $89.8 million for the First Quarter 2002. RevPAR for hotels owned at the end of the First Quarter 2003 declined 4.8% from the First Quarter 2002 primarily due to a reduction in occupancy (occupancy declined by 4.3%). Revenues and RevPAR for the First Quarter 2003 were adversely impacted by business declines related to the conflict in Iraq and a continuing soft U.S. economy.

Operating Expenses

     Direct operating expenses for the Company were $34.9 million (40.8% of direct revenues) for the First Quarter 2003 and $35.7 million (39.8% of direct revenues) for the First Quarter 2002. The $0.8 million decrease is primarily due to the reduction in revenues.

     General, administrative and other expenses were $42.5 million (49.7% of direct revenues) for the First Quarter 2003 and $39.4 million (43.9% of direct revenues) for the First Quarter 2002. Of the $3.1 million increase, $2.2 million is due to post-emergence expenses related to the Chapter 11 filing for the 78 hotels that emerged from Chapter 11 in November 2002 and the nine properties that were disposed of in early January 2003. These expenses include legal and professional fees related to the claims reconciliation process as well as fees payable to the United States Trustee of the Department of Justice, which are required as part of the reorganization process. These expenses were reported as reorganization items for the First Quarter 2002. General, administrative and other expenses were also higher for the First Quarter 2003 due to higher utility and insurance costs.

     Depreciation and amortization expense was $8.9 million in the First Quarter 2003 and $13.5 million in the First Quarter 2002. The $4.6 million decrease is a result of the write-down of fixed assets recorded on the implementation of fresh start reporting on November 22, 2002.

Other Income and Expenses

     Interest expense and other was $6.9 million in the First Quarter 2003 and $9.0 million in the First Quarter 2002. This decrease is primarily attributable to a reduction in the cost of debt. Average LIBOR was 1.40% and 1.89% for the First Quarter 2003 and 2002, respectively. Also, the interest spread on the Company’s variable rate debt in the First Quarter 2003 was approximately 2% less than it was for the First Quarter 2002. In addition, as previously reported in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002, where the estimated value of the underlying collateral in respect of certain debt was considered to be less than the debt obligation, the Company ceased accruing interest on those debts. Contractual interest expense in respect of these debts that was not recorded approximated $0.9 million for the First Quarter of 2003 and approximated $7.9 million for the First Quarter of 2002.

     Reorganization items were $1.2 million for the First Quarter of 2003 compared to $5.8 million for the First Quarter of 2002. For the First Quarter of 2003, reorganization items included only those Chapter 11 legal and professional costs directly attributable to the Impac Debtors, as well as extension fees paid to the secured lender of the Impac Debtors pursuant to the settlement agreement. For the First Quarter 2002, the Company recorded all costs incurred as a result of the Chapter 11 filing (mainly legal and professional fees) as reorganization items.

Discontinued Operations

     Pursuant to the terms of the Joint Plan of Reorganization, on January 3, 2003, eight wholly-owned hotels were returned to the lender in satisfaction of outstanding debt obligations, and on January 15, 2003, one hotel (also wholly-owned) was returned to the lessor of a capital lease. The First Quarter 2003 loss from discontinued operations was $0.1 million, a decrease of $0.9 million from the First Quarter 2002 loss of $1.0 million. The reduced loss is due to the disposition of the properties early in the First Quarter 2003.

Income Taxes

     As of December 31, 2002, Lodgian had net operating loss carry-forwards of approximately $206 million for federal income tax purposes, which expire in 2004 through 2021. Under the Joint Plan of Reorganization, substantial amounts of net operating losses were utilized to offset income from debt cancellations. The Company’s ability to use the remaining net operating loss carry-forwards to offset future income is subject to limitations which could increase over time. Due to these limitations, a portion or all of these net operating loss carry-forwards could expire unused. In addition, the Company recorded an income tax provision of $0.1 million for the First Quarter 2003, which related primarily to provisions for state income taxes.

Liquidity and Capital Resources

     Lodgian utilizes its cash flows for operating expenses, capital expenditures and debt service. Currently, the Company’s principal sources of liquidity consist of existing cash balances and cash flow from operations.

     As more fully discussed above, the Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11.

     Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease. As a result of the surrender of these nine hotels, property and equipment with a carrying value of $15.6 million was surrendered and long-term debt approximating $15.9 million was extinguished. The results of operations for these nine hotels have been presented as Discontinued Operations in the Condensed Consolidated Statements of Operations. For the First Quarter 2002, these nine hotels contributed management fees of approximately $0.2 million (negligible for the First Quarter 2003) towards the Company’s corporate overheads.

     Eighteen hotels owned by two wholly-owned subsidiaries of the Company were not part of the Joint Plan of Reorganization. However, on April 24, 2003, the plan of reorganization for these two subsidiaries was confirmed by the Bankruptcy Court pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, will obtain financing from Lehman Brothers Holdings Inc.. The Impac Plan will become effective on the finalization of the Lehman Financing, which will be utilized primarily to repay the claim of the secured lender of these subsidiaries. If the Lehman Financing is not finalized by May 31, 2003, the eighteen hotels will, consensually, be returned to the secured lender or disposed of at the secured lender’s direction.

     The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of May 12, 2003. The Impac Hotels contributed approximately 12% and 13% of the Successor revenues for the three months ended March 31, 2003 and the Predecessor revenues for the three months ended March 31, 2002, respectively. In addition, these eighteen hotels contributed management fees of approximately $0.3 million towards corporate overheads for the First Quarter 2003 (approximately the same amount for the First Quarter 2002). Although there can be no assurance, the Company is hopeful that the Lehman Financing will be successfully completed and, accordingly, that the Company will be able to retain the Impac Hotels.

     As more fully discussed in Note 8 in the Notes to the Condensed Consolidated Financial Statements, on November 25, 2002, the effective date of the Joint Plan of Reorganization, loans approximating $83.5 million, secured by 20 hotel properties, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate as well as a new maturity date.

     In addition, the Company received exit financing of $309 million arranged with and through Merrill Lynch Mortgage Lending, Inc (“Merrill”), secured by 57 hotel properties. The agreement relating to the Senior and Mezzanine portion of the exit financing which together approximated $302.7 million at origination ($302.2 million at March 31, 2003) provides that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are sustained above the minimum requirements for three consecutive months. As of March 31, 2003, the Debt Yield for the 56 properties was below the 12.75% threshold and, therefore, any excess cash produced by the 56 properties will be retained in the special deposit account until the Debt Yield increases above the minimum.

     In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Mortgage Loan was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Loan was increased from $78.7 million to $84.1 million. In connection with the resizing, the interest rates on the Senior and Mezzanine debts were also modified to LIBOR plus 2.36% and LIBOR plus 8.2546%, respectively.

     The Company through its wholly owned subsidiaries owes approximately $11.4 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined). For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty in an amount not to exceed $1.4 million. The total revenues for these two hotels approximated $1.7 million and $1.5 million for the First Quarter 2003 and 2002, respectively. The total approximate contribution to corporate overheads, from management fees, approximated $69,000 and $60,000 for the First Quarter 2003 and 2002, respectively.

     The Company’s ability to make scheduled principal payments, to pay interest, or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation industry and to the general economic, political, financial, competitive, legislative and regulatory environment. These factors, including the severity and duration of the current economic downturn, are beyond the Company’s control.

     The terms of the Company’s franchise agreements require each hotel to meet certain quality and guest satisfaction standards. In addition, as part of the reorganization process, the Company entered into stipulations with each of its major franchisors setting forth a timeline as to completion of certain capital expenditures. As of May 14, 2003, the Company had received termination notices from franchisors with respect to seven properties (this does not include two hotels for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor). Also, the Company was not in strict compliance with the terms of eleven other franchise agreements (this does not include four other hotels for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor).

     As part of the Impac Plan of Reorganization, the Company has elected to reject its license agreement relating to its hotel in Cincinnati, Ohio and to cease operating this hotel as a Holiday Inn upon the effective date of the Impac Plan of Reorganization.

     The Company has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. As of March 31, 2003, the anticipated expenditures for such projects during the two years ending December 2004 are approximately $61.6 million, with approximately $15.1 million escrowed for such improvements. The Company expects to fund its capital expenditures from a combination of amounts escrowed for such expenditures, its current cash position and cash from operations.

     The Company intends to use its cash for ongoing operations, debt service and capital expenditures and does not anticipate paying dividends on the new common stock in the near future. The dividends on the preferred stock due November 25, 2003 will be paid via the issuance of additional shares of preferred stock. For the First Quarter 2003, the Company accrued $3.8 million of the total preferred stock dividends due November 25, 2003. Net cash provided by operating activities for the First Quarter 2003 totaled $6.9 million compared to net cash provided by operating activities of $8.9 million for the First Quarter 2002.

     Until the claims distribution process is complete and the remaining entities exit Chapter 11, the Company will continue to make payments in respect of cash claims, professional costs relating to the entities in Chapter 11 and professional fees relating to the distribution of shares.

     For the First Quarter 2003, cash flows used in investing activities approximated $4.9 million compared to $3.9 million for the First Quarter 2002. Investing activities for both quarters consisted primarily of capital expenditures on the Company’s properties ($10.3 million and $2.7 million for the First Quarter 2003 and 2002, respectively). The investment in capital expenditure for the First Quarter 2003 was offset by net withdrawals from capital expenditure escrows of $5.8 million while the investing activities for the First Quarter 2002 were increased by net additions to capital expenditure escrows of $1.2 million. Other investing activities for the First Quarter 2003 ($0.4 million) consisted of other deposits and payments of franchise application fees net of refunds.

     Cash flows used in financing activities were $2.7 million for the First Quarter 2003 and $0.7 million for the First Quarter 2002. Financing activities for both quarters consisted primarily of payment of long term obligations ($2.4 million and $0.7 million for the First Quarter 2003 and 2002, respectively). For the First Quarter 2003, investing activities also included $0.4 million representing payments of deferred loan fees.

     At March 31, 2003, the Company had a working capital deficit of $17.7 million compared with $9.6 million at December 31, 2002.

     There can be no assurance that the Company will have sufficient liquidity to be able to meet its capital expenditure or other requirements, and the Company could lose the right to operate certain hotels under nationally recognized brand names. Furthermore, the termination of one or more franchise agreements could trigger a default under certain loan agreements as well as obligations to pay liquidated damages under the franchise agreements. However, management believes that the combination of its current cash position, cash flows from operations, capital expenditure escrows and opportunistic asset sales will be sufficient to meet its liquidity needs. Any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect management’s estimates of future financial needs and sources of working capital.

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

Critical Accounting Policies

     The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accounting policies followed for quarterly reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The Company believes the following to be its critical accounting policies:

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

Revenue recognition

     Revenues are recognized when the services are rendered. Revenues are comprised of rooms, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking.

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

Income taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) 109 “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Liabilities subject to compromise

     Liabilities subject to compromise refers to known liabilities incurred prior to the commencement of the Chapter 11 cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable. These amounts represent the Company’s estimate of known or potential claims to be resolved in the Chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) proofs of claim; or (5) other events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in the Company’s market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. There have been no meaningful changes in the Company’s market risk sensitive instruments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

a)	Within the 90 days of the filing date of this report, certain of the Company’s management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d – 14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic reports to the Securities and Exchange Commission.

b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001 in the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lender in early January 2003 in satisfaction of outstanding debt obligations and one hotel (also wholly-owned) was returned to the lessor of a capital lease.

     Of the Company’s 97 hotel portfolio, 18 hotels (the “Impac Hotels”) are owned by two subsidiaries (the “Impac Debtors”) which were not part of the Joint Plan of Reorganization and remain in Chapter 11. The Impac Hotels represent approximately 19% of the Company’s total hotel properties and 14% of the Company’s total hotel rooms as of May 12, 2003. The Impac Hotels contributed approximately 12% and 13% of the Successor revenues for the three months ended March 31, 2003 and the Predecessor revenues for the three months ended March 31, 2002, respectively. All of the Impac Hotels received financing prior to the bankruptcy filing from one lender which has a secured claim of $109.0 million against the Impac Debtors secured by the Impac Hotels. The Company and the Impac Debtors reached an agreement on October 21, 2002 (approved by the Bankruptcy Court on October 31, 2002) with such lender which provides for a release of the hotel collateral in exchange for the payment by the Impac Debtors of an agreed amount (the “Impac Settlement Amount”) by a date no later than May 31, 2003. If the agreed amount is not paid by May 31, 2003, the Impac Hotels will, consensually, be returned to the lender or disposed of at the secured lender’s direction. On April 24, 2003, the plan of reorganization for the Impac Debtors (the “Impac Plan of Reorganization”) was confirmed by the Bankruptcy Court pursuant to the terms of which the Company and the Impac Debtors, through 18 newly-formed subsidiaries, will obtain financing from Lehman Brothers Holdings Inc. (the “Lehman Financing”), which is to be used to pay the Impac Settlement Amount. Although there can be no assurance, the Company is hopeful that the Lehman Financing will be successfully completed on or before May 31, 2003, and, accordingly, that the Company will be able to retain the Impac Hotels.

     The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in Texas (filed in the District Court of Harris County in October 1999), Illinois (in the United States District Court, Northern District of Illinois, Eastern Division in February 2000) and New York (filed in the Supreme Court, New York County in July 1999). In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company agreed to pay HRB $625,000. The Company provided fully for this liability in its Consolidated Financial Statements for the year ended December 31, 2002.

     The Company is party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management’s opinion, have a material adverse effect on its financial position or results of operations. Certain of these claims are limited to the amounts available under the Company’s disputed claims reserve.

ITEM 2. CHANGES IN SECURITIES

     The Company intends to use its cash for ongoing operations, debt service and capital expenditures and does not anticipate paying dividends on the new common stock in the near future. The dividends on the preferred stock due November 25, 2003 will be paid via the issuance of additional shares of preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     A list of the exhibits required to be filed as part of this Report on Form 10-Q, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

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

LODGIAN, INC.

Date: May 15, 2003	By:	/s/ DAVID E. HAWTHORNE

DAVID E. HAWTHORNE President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ RICHARD CARTOON

RICHARD CARTOON Executive Vice President and Chief Financial Officer

Form of Sarbanes-Oxley Section 302 (a) Certification

I, David Hawthorne, certify that:

1)	I have read this quarterly report on Form 10-Q of Lodgian, Inc;

2)	based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4)	the registrant’s other certifying officers and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a – 14 and 15d – 14) of the registrant

b)	have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the quarterly report is being prepared

c)	have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d)	have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5)	the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the board of directors:

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

6)	the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ DAVID E. HAWTHORNE

DAVID E. HAWTHORNE President and Chief Executive Officer

Form of Sarbanes-Oxley Section 302 (a) Certification

I, Richard Cartoon, certify that:

1)	I have read this quarterly report on Form 10-Q of Lodgian, Inc;

2)	based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4)	the registrant’s other certifying officers and I:

a)	are responsible for establishing and maintaining disclosure controls and procedures (as defined by Exchange Act Rules 13a – 14 and 15d – 14) of the registrant

b)	have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the quarterly report is being prepared

c)	have evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d)	have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5)	the registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the board of directors:

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

6)	the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ RICHARD CARTOON

RICHARD CARTOON Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

10.56	—	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels II, L.L.C., and Impac hotels III, L.L.C Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code.
10.57	—	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code.
10.58	—	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.LC, Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code.
99.1	—	Sarbanes – Oxley Section 906 certification by the CEO
99.2	—	Sarbanes – Oxley Section 906 certification by the CFO