Form 10-Q
period 2003-06-30
LODGIAN INC
filed 2003-08-14
CIK 1066138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2003

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 8, 2003

Common	6,682,667

LODGIAN, INC. AND SUBSIDIARIES
INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Successor Three Months Ended June 30, 2003, the Predecessor Three Months Ended June 30, 2002, the Successor Six Months Ended June 30, 2003 and the Predecessor Six Months Ended June 30, 2002 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Successor Six Months Ended June 30, 2003 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Successor Six Months Ended June 30, 2003 and the Predecessor Six Months Ended June 30, 2002 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures		33

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,476	$10,875
Cash, restricted	8,560	19,384
Accounts receivable ( net of allowances: 2003 - $1,567; 2002 - $1,594)	12,194	10,681
Inventories	5,754	7,197
Prepaid expenses and other current assets	17,465	15,118
Assets held for sale	69,707	—

Total current assets	121,156	63,255
Property and equipment, net	590,248	664,565
Deposits for capital expenditures	15,374	22,349
Other assets	15,241	12,495

	$742,019	$762,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$13,582	$12,380
Other accrued liabilities	37,256	43,625
Advance deposits	2,406	1,786
Current portion of long-term debt	16,247	14,550
Liabilities related to assets held for sale	51,727	—

Total current liabilities	121,218	72,341
Long-term debt	422,621	387,924
Liabilities subject to compromise	—	93,816

Total liabilities	543,839	554,081
Minority interests	3,826	3,616
Commitments and contingencies
Mandatorily redeemable 12.25% cumulative preferred stock	134,104	126,510
Stockholders’ equity:
Common stock, $.01 par value, 30,000,000 shares authorized; 7,000,000 issued and outstanding	70	70
Additional paid-in capital	89,223	89,223
Accumulated deficit	(29,955)	(10,836)
Accumulated other comprehensive gain	912	—

Total stockholders’ equity	60,250	78,457

	$742,019	$762,664

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited in thousands, except per share data)

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	Successor	Predecessor	Successor	Predecessor
Revenues:
Rooms	$64,098	$68,938	$119,573	$126,727
Food and beverage	20,077	21,658	37,342	39,141
Other	2,891	3,730	5,796	7,094

	87,066	94,326	162,711	172,962

Operating expenses:
Direct:
Rooms	17,670	18,212	33,756	34,084
Food and beverage	13,170	14,737	25,507	27,665
Other	1,936	2,536	3,979	4,707

	32,776	35,485	63,242	66,456

Gross contribution	54,290	58,841	99,469	106,506
General, administrative and other	37,212	35,254	73,804	69,363
Depreciation and amortization	7,895	12,020	15,643	23,657

Other operating expenses	45,107	47,274	89,447	93,020

	9,183	11,567	10,022	13,486
Other income (expenses):
Interest income and other	126	4,694	209	4,874
Interest expense	(7,102)	(7,598)	(13,549)	(16,008)

Income (loss) before income taxes reorganization items and minority interests	2,207	8,663	(3,318)	2,352
Reorganization items	(807)	(2,205)	(2,045)	(8,032)

Income (loss) before income taxes and minority interest	1,400	6,458	(5,363)	(5,680)
Minority interests	(69)	(858)	(217)	(1,331)

Income (loss) before income taxes — continuing operations	1,331	5,600	(5,580)	(7,011)
(Provision) benefit for income taxes — continuing operations	(76)	(76)	(151)	(151)

Income (loss) — continuing operations	1,255	5,524	(5,731)	(7,162)

Discontinued operations:
Loss from discontinued operations before income taxes	(3,696)	(2,061)	(5,794)	(3,805)
Income tax provision	—	—	—	—

Loss from discontinued operations	(3,696)	(2,061)	(5,794)	(3,805)

Net (loss) income	(2,441)	3,463	(11,525)	(10,967)
Preferred stock dividend	(3,818)	—	(7,594)	—

Net (loss) income attributable to common stock	$(6,259)	$3,463	$(19,119)	$(10,967)

Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to common stock	$(0.89)	$0.12	$(2.73)	$(0.38)

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

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
			PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	GAIN (net of tax)	EQUITY

	(Unaudited in thousands, except share data)
Balance, December 31, 2002	7,000,000	$70	$89,223	$(10,836)	$—	$78,457
Comprehensive loss:
Net loss	—	—	—	(11,525)	—	(11,525)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	912	912

Total comprehensive loss	—	—	—	—	—	(10,613)
Preferred dividends accrued (not declared)	—	—	—	(7,594)	—	(7,594)

	7,000,000	$70	$89,223	$(29,955)	$912	$60,250

                 The comprehensive loss for the three months ended June 30, 2003 was $1.9 million and the comprehensive income for the
            Predecessor three months ended June 30, 2002 was $4.4 million. The comprehensive loss for the Predecessor six months ended
            June 30, 2002 was $10.4 million.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended

	June 30, 2003	June 30, 2002

	(Unaudited in thousands)

	Successor	Predecessor
Operating activities:
Net loss	$(11,525)	$(10,967)
Add: loss from discontinued operations	5,794	3,805

Loss — continuing operations	(5,731)	(7,162)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	15,643	23,657
Gain on extinguishment of debt	—	(4,419)
Minority interests	217	1,331
Write-off and amortization of deferred financing costs	1,398	—
Other	2,203	(554)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,643)	(3,236)
Inventories	(63)	(39)
Prepaid expenses, other assets and restricted cash	7,732	(5,705)
Accounts payable	(1,785)	8,136
Other accrued liabilities	(8,274)	8,683
Advance deposits	860	507

Net cash provided by operating activities	9,557	21,199

Investing activities:
Capital improvements	(16,057)	(7,784)
Withdrawals (deposits) for capital expenditures	7,312	(1,576)
Other	(853)	—

Net cash used in investing activities	(9,598)	(9,360)

Financing activities:
Proceeds from issuance of long-term debt	80,000	—
Principal payments on long-term debt	(78,791)	(1,031)
Payments of deferred loan costs	(3,033)	—
Other	(1,270)	—

Net cash used in financing activities	(3,094)	(1,031)

Cash flows used in discontinued operations:
Net cash used in discontinued operations	(264)	(165)

Net (decrease) increase in cash and cash equivalents	(3,399)	10,643
Cash and cash equivalents at beginning of period	10,875	14,007

	7,476	24,650
Less: cash of discontinued operations	(288)	(552)

Cash and cash equivalents at end of period	$7,188	$24,098

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$13,491	$17,320

Income taxes, net of refunds	$40	$12

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend accrued	$7,594	$—

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General

      The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian has a controlling financial interest (owns at least 50% of the voting interest) and exercises control (collectively “Lodgian” or the “Company”). Lodgian believes it has control of the joint ventures when the Company is the general partner and has control of the joint ventures’ assets and operations. One unconsolidated entity (the “Unconsolidated Entity”) which owns one hotel is accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accounting policies followed for quarterly financial reporting are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002, this Quarterly Report and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

      As previously indicated in the Company’s Form 10-K for the year ended December 31, 2002, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001, in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002, and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, an additional eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, eighteen hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these eighteen hotels (the “Impac Plan of Reorganization”). These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels (See Note 7 to these Condensed Consolidated Financial Statements). The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the eighteen hotels.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 (Successor) and 2002 (Predecessor) and its cash flows for the six months ended June 30, 2003 (Successor) and 2002 (Predecessor). The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2. Discontinued operations

      As previously indicated, pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the assets, liabilities and results of operations of these nine hotels are reported in Discontinued Operations as of and for the three and six months ended June 30, 2003 and 2002. Due primarily to the application of fresh start accounting in November 2002, in which these and other assets were adjusted to their respective fair values, there was no gain or loss on this transaction.

      The following combined condensed table summarizes the assets and liabilities of these nine hotels as of December 31, 2002:

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

      In addition, in June 2003, the Company embarked on a plan to sell 14 hotels, 3 land parcels and an office building. The strategy to sell these assets is part of management’s plans to:

•	pay down the Lehman Financing by at least $20 million to minimize interest costs (See Note 7 of the Condensed Consolidated Financial Statements);

•	provide additional funding for the Company’s capital expenditure program to comply with franchisor requirements and improve brand quality; and

•	dispose of certain hotels which are performing below the standard set by management for the entire portfolio.

      In connection with this strategy, where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques. The impairment charges recorded related to 4 hotels and 2 land parcels and approximated $3.4 million. Where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were made. Management plans to dispose of these assets within the next year. While the

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

completion of these dispositions is probable, there can be no assurance that the Company will finalize the sale of any or all of these assets within the next year, if at all. In accordance with SFAS No. 144, the results of operations of all assets identified as held for sale (including the related impairment charges) are reported in Discontinued Operations for the three and six months ended June 30, 2003 and 2002. The assets held for sale and the liabilities related to these assets are separately disclosed on the face of the Condensed Consolidated Balance Sheet as of June 30, 2003.

      The following combined condensed table summarizes the assets and liabilities relating to the properties identified as held for sale as of June 30, 2003:

June 30, 2003

(In thousands)
ASSETS
Accounts receivable, net of allowances	$1,681
Inventories	979
Prepaid expenses and other current assets	416
Property and equipment, net	62,644
Other assets	3,987

$69,707

LIABILITIES
Accounts payable	$1,253
Other accrued liabilities	3,128
Advance deposits	256
Long-term debt	47,090

Total liabilities	$51,727

      The condensed combined results of operations included in Discontinued Operations for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited in thousands)

	Successor	Predecessor	Successor	Predecessor
Revenues:
Rooms	$9,621	$15,011	$17,194	$27,007
Food and beverage	2,076	3,682	3,777	6,730
Other	438	685	790	1,367

	12,135	19,378	21,761	35,104

Operating expenses:
Direct:
Rooms	2,774	4,633	5,247	8,561
Food and beverage	1,555	2,916	2,979	5,362
Other	300	492	589	988

	4,629	8,041	8,815	14,911

Gross contribution	7,506	11,337	12,946	20,193
General, administrative and other	5,948	10,589	12,020	18,416
Depreciation and amortization	1,190	2,700	2,314	5,327
Impairment of long-lived assets	3,448	—	3,448	—

Other operating expenses	10,586	13,289	17,782	23,743

	(3,080)	(1,952)	(4,836)	(3,550)
Interest expense	(616)	(109)	(958)	(255)

Loss before income taxes	(3,696)	(2,061)	(5,794)	(3,805)
Provision for income taxes	—	—	—	—

Net loss	$(3,696)	$(2,061)	$(5,794)	$(3,805)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3. Cash, restricted

      Restricted cash as of June 30, 2003 consists of amounts reserved for letter of credit collateral and cash reserved pursuant to certain loan agreements (includes reserves for debt service, taxes, insurance and other lender-restricted cash balances).

4. Property and equipment, net

      As previously disclosed, pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. In addition, during the second quarter of 2003, the Company embarked on a plan to sell 14 hotels, 3 land parcels and an office building (See Note 2 of these Condensed Consolidated Financial Statements).

5. Earnings per share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(Unaudited in thousands)

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	Successor	Predecessor	Successor	Predecessor
Income (loss) — continuing operations	$1,255	$5,524	$(5,731)	$(7,162)
Loss from discontinued operations, net of taxes	(3,696)	(2,061)	(5,794)	(3,805)

Net (loss) income	(2,441)	3,463	(11,525)	(10,967)
Preferred stock dividend	(3,818)	—	(7,594)	—

Net (loss) income attributable to common stock	(6,259)	3,463	(19,119)	(10,967)

Income (loss) — continuing operations	1,255	5,524	(5,731)	(7,162)
Preferred stock dividend	(3,818)	—	(7,594)	—

(Loss) income from continuing operations attributable to common stock before discontinued operations	$(2,563)	$5,524	$(13,325)	$(7,162)

Denominator:
Denominator for basic and diluted earnings (loss) per share — weighted-average shares	7,000	28,480	7,000	28,480

Basic and diluted earnings (loss) per common share:
(Loss) income from continuing operations attributable to common stock before discontinued operations	(0.37)	0.19	(1.90)	(0.25)

Income (loss) — continuing operations	0.18	0.19	(0.82)	(0.25)
Loss from discontinued operations	(0.53)	(0.07)	(0.83)	(0.13)

Net (loss) income	(0.35)	0.12	(1.65)	(0.38)

Net (loss) income attributable to common stock	$(0.89)	$0.12	$(2.73)	$(0.38)

      The computation of diluted loss per share for the Successor periods ended June 30, 2003, as calculated above, did not include shares associated with the assumed conversion of the A and B warrants because their inclusion would have been antidilutive. The computation of diluted earnings (loss) per share for the Predecessor periods ended June 30, 2002, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6. Other accrued liabilities

      At June 30, 2003 and December 31, 2002, other accrued liabilities consisted of the following:

	Successor	Predecessor
	June 30, 2003	December 31, 2002

	(In thousands)
Salaries and related costs	$16,655	$17,293
Property and sales taxes	15,914	16,668
Professional fees	821	807
Provision for state income taxes	2,419	2,219
Franchise fee accrual	1,905	1,388
Accrued interest	78	1,524
Accrual for allowed claims	1,314	1,749
Other	1,278	1,977

	40,384	43,625
Less : accrued liabilities related to assets held for sale	(3,128)	—

	$37,256	$43,625

7. Long-term debt

      As previously discussed, on May 22, 2003, the Company completed an $80 million financing underwritten by Lehman Brothers Holdings, Inc. which was primarily utilized to settle debts secured by the eighteen hotels previously owned by Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. (both Lodgian subsidiaries). The Lehman Financing, provided to eighteen newly-formed subsidiaries (one for each hotel), is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opts for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable prior to the initial maturity date (May 22, 2005). If, however, the Company makes one or more prepayments totaling at least $20 million in aggregate on or before March 1, 2004, the additional interest payable will reduce to $3.6 million. Payments of principal and interest on the Lehman Facility are due monthly. If an event of default occurs, default interest, which equates to an additional 3.25%, is payable for the period of the default.

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

      On emergence from Chapter 11 on November 25, 2002, the Company also received exit financing of $309 million with and through Merrill Lynch Mortgage Lending, Inc. (“Merrill”), secured by 57 hotel properties. The exit financing was initially comprised of three separate components as follows:

•	Senior debt of $224.0 million accruing interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple and leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the Senior Debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007 accruing interest at the rate of 7.879% secured by a mortgage on the Windsor property.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

      In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Senior Debt was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Debt was increased from $78.7 million to $84.1 million. Though the blended interest rate on the Merrill debt remained at LIBOR plus 4% at the date of the resizing, the interest rate on the Senior debt was modified to LIBOR plus 2.36% and the interest rate on the Mezzanine debt was modified to LIBOR plus 8.2546%.

      The Senior and Mezzanine debts mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debts by up to one year (i.e. to November 2005) is available only if no events of default occur in respect of the payment of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements (as defined). Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement.

      The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are sustained above the minimum requirements for three consecutive months. As of March 31, 2003, the Debt Yield for the 56 properties was below the 12.75% threshold and, therefore, the excess cash produced by the 56 properties is being retained in the special deposit account until the Debt Yield increases above the minimum requirements. As of June 30, 2003, the Debt Yield remained below the minimum requirements.

      The Company through its wholly owned subsidiaries owes approximately $10.9 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined), calculated as of the end of each calendar year. For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at approximately $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of approximately $1.0 million. The total revenues for these two hotels approximated $2.2 million and $2.0 million for the Second Quarter 2003 and 2002, respectively, and $3.9 million and $3.5 million for the 2003 Period and the 2002 Period, respectively.

      On September 30, 2003, first mortgage debt of approximately $7.2 million of Macon Hotel Associates, L.L.C. (“MHA”) will become due. MHA’s sole asset is the Crowne Plaza Hotel in Macon Georgia. The Company is in discussions with the lender to extend the term of this debt to December 31, 2003 while the Company explores alternative financing opportunities. However there can be no assurance that the lender will grant the extension or that the Company will complete a refinancing on or before the due date. If the lender does not grant the extension and the Company is not able to refinance the debt, the property could be subject to foreclosure. Total revenues for the Crowne Plaza Hotel in Macon, Georgia were approximately $1.5 million each for the three months ended June 30, 2003 and 2002, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively. The Company’s net investment in MHA as of June 30, 2003 and December 31, 2002 was $2.4 million and $2.6

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million, respectively. The debt of approximately $7.2 million is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

      Substantially all of the Company’s property and equipment are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

      The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor (See Note 9 to these Condensed Consolidated Financial Statements).

8. Income taxes

      The Company recorded income tax provisions of $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. The provisions for the Predecessor three and six months ended June 30, 2002 were also $0.1 million and $0.2 million, respectively. Both related primarily to provisions for state income taxes.

9. Commitments and Contingencies

      As of August 11, 2003, the Company had received termination notices from franchisors with respect to 3 properties (this does not include one hotel for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor). Also, the Company was not in strict compliance with the terms of one other franchise agreement. The notices from the franchisors resulted from physical conditions being below brand standards. The Company is working with the franchisors to cure the default conditions and has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. During the two years ending December 2004, the Company expects to spend approximately $76.0 million in aggregate on all 97 hotels, with approximately $15.4 million currently escrowed for such improvements.

      While it is the Company’s belief that it will cure all defaults under the franchise agreements before the applicable termination dates, there can be no assurance that it will be able to do so or be able to obtain additional time in which to cure the defaults. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. In the event of a franchise termination, management may seek to license the hotel with another nationally-recognized brand. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company’s financial condition and results of operations, since the Company would either select an alternative franchisor or operate the hotel independent of a franchisor.

      As part of the Impac Plan of Reorganization, the Company elected to reject its license agreement relating to its hotel in Cincinnati, Ohio and ceased operating this hotel as a Holiday Inn on May 23, 2003; the hotel is currently being operated as an independent hotel. In addition, the Company made the following franchise changes during the second quarter of 2003:

•	The previously independent hotel in Pensacola, Florida was converted to a Holiday Inn Express on April 4, 2003;

•	The previously independent hotel in Dothan, Alabama was converted to a Holiday Inn Express on May 23, 2003;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	The former Holiday Inn – Dothan in Alabama was converted to a Quality Inn on May 23, 2003;

•	The former Hurstbourne Hotel and Conference Center in Louisville, Kentucky was converted to a Clarion Hotel on June 2, 2003.

      The Company is contingently liable with respect to three irrevocable letters of credit totaling $4.9 million issued as guarantees to Zurich American Insurance Company, Donlen Fleet Management Services and U.S. Food Services. The letters of credit expire in November 2003 but may require renewal beyond those dates.

      The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of June 30, 2003, the Company had approximately $7.6 million accrued for such liabilities.

      The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in Texas (filed in the District Court of Harris County in October 1999), Illinois (in the United States District Court, Northern District of Illinois, Eastern Division in February 2000) and New York (filed in the Supreme Court, New York County in July 1999). In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company paid HRB $625,000. The Company provided fully for this liability in its Consolidated Financial Statements for the year ended December 31, 2002 (was reflected in general, administrative and other expenses in the Statement of Operations).

      The Company is party to other legal proceedings arising in the ordinary course of business, the impact of which would not, either individually or in the aggregate, in management’s opinion, have a material adverse effect on its financial position or results of operations. Certain of these claims are limited to the amounts available under the Company’s disputed claims reserve.

10. New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The requirements of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements for variable interest entities created after January 31, 2003 and effective for periods beginning after June 15, 2003 for existing variable interest entities. At June 30, 2003, the Company had no variable interest entities and therefore the Company does not expect the effects of FIN 46 to have a material impact on its financial position and results of operations.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption did not have a material impact on its financial position and results of operations.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. Until now, these types of instruments have been presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 is effective as of the beginning of the first interim period which commences after June 15, 2003 (July 1, 2003 for the Company). The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption impacted the treatment of the Company’s Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), presented in these Condensed Consolidated Financial Statements between total liabilities and stockholders’ equity. For periods subsequent to June 30, 2003, the Preferred Stock will be reported as a liability and the related dividends will be included in interest expense. Prior periods will be restated for comparability.

11. Related party transactions

      Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer, is a principal in a business that the Company retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services, the Company was billed $69,000 and $122,000, including expenses, for other support and services provided by associates of Richard Cartoon, LLC for the three and six months ended June 30, 2003, respectively.

12. Subsequent event

      In August 2003, management committed to a plan to sell one additional hotel. Management expects to dispose of this hotel within the next year. However, there can be no assurance that the Company will finalize the sale of this asset within the next year, if at all. This hotel is included in the accompanying Condensed Consolidated Financial Statements as an asset held for use. The net carrying value of the property, plant and equipment of this hotel as of June 30, 2003 and December 31, 2002 was $1.9 million and $2.0 million, respectively; related long-term debt approximated $1.8 million as of June 30, 2003 and December 31, 2002, respectively. Total revenues were $0.7 million for each of the three months ended June 30, 2003 and 2002, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 proceedings

      As previously discussed in the Notes to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001, in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, eighteen hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these eighteen hotels (the “Impac Plan of Reorganization”). These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels. The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the eighteen hotels.

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

Discontinued operations

      Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. The assets, liabilities and results of operations of these nine hotels are reported in Discontinued Operations as of and for the three and six months ended June 30, 2003 and 2002. Due primarily to the application of fresh start accounting in November 2002, in which these and other assets were adjusted to their respective fair values, there was no gain or loss on this transaction.

      In addition, in June 2003, the Company embarked on a plan to sell 14 hotels, 3 land parcels and an office building. The strategy to sell these assets is part of management’s plans to:

•	pay down the Lehman Financing by at least $20 million to minimize interest costs (See Note 7 to the Condensed Consolidated Financial Statements presented elsewhere in this report);

•	provide additional funding for the Company’s capital expenditure program to comply with franchisor requirements and improve brand quality; and

•	dispose of certain hotels which are performing below the standard set by management for the entire portfolio.

      In connection with this strategy, where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. The impairment charges recorded related to 4 hotels and 2 land parcels and approximated $3.4 million. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques. Where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were made. Management plans to dispose of these assets within the next year. While the completion of these dispositions is probable, there can be no assurance that the Company will finalize the sale of any or all of these assets within the next year, if at all. The results of operations of all assets identified as held for sale (including the related impairment charges) are reported in Discontinued Operations for the three and six months ended June 30, 2003 and 2002. The assets held for sale and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheet as of June 30, 2003.

      In August 2003, management committed to a plan to sell one additional hotel. Management expects to dispose of this hotel within the next year. However, there can be no assurance that the Company will finalize the sale of this asset within the next year, if at all. This hotel is included in the Condensed Consolidated Financial Statements, presented elsewhere in this report, as an asset held for use. The net carrying value of the property, plant and equipment of this hotel as of June 30, 2003 and December 31, 2002 was $1.9 million and $2.0 million, respectively; related long-term debt approximated $1.8 million as of June 30, 2003 and December 31, 2002, respectively. Total revenues were $0.7 million for each of the three months ended June 30, 2003 and 2002, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.

Forward-looking statements/risk factors

      The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein.

      The discussion below and elsewhere in this Form 10-Q includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include management’s expectations, statements that describe anticipated revenues, capital expenditures, other financial items, the Company’s business plans and objectives, the expected impact of competition, government regulation, litigation and other factors on the Company’s future financial condition and results of operations. The words “may,” “should,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “plan”, and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

•	Risks associated with the Company’s ability to maintain its existing franchise affiliations which could affect the Company’s revenue generating capabilities;

•	The impact of potential litigation and/or governmental inquiries and investigation involving the Company;

•	The effect of competition and the economy on the Company’s ability to maintain margins on existing operations, including uncertainties relating to competition;

•	The Company’s ability to generate sufficient cash flows from operations to meet its obligations;

•	The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions;

•	Risks associated with reductions in hotel values which are dependent upon the successful operation of the hotels;

•	Risks associated with increases in the cost of debt;

•	Risks associated with the holders of the Company’s common stock exercising significant control over the Company and selling large blocks of shares;

•	Risks associated with the Company’s ability to meet the continuing listing requirements of the American Stock Exchange;

•	Risks associated with self-insured claims escalating beyond expectations;

•	Risks associated with the Company’s ability to comply with the terms of its loan agreements;

•	Risks associated with the Company’s short operating history since the effectiveness of its Joint Plan of Reorganization;

•	Risks associated with environmental, state and federal regulations;

•	Risks associated with normal collective bargaining contract negotiations;

•	Risks associated with the Company’s high level of encumbered assets which could affect its ability to access additional working capital; and

•	Risks as a result of the short time that the public market for the Company’s new securities has existed.

      Many of these factors are not within the Company’s control and readers are cautioned not to put undue reliance on these forward looking statements.

General Overview

      Management believes that the results of operations in the hotel industry are best explained by three key performance measures: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) levels. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns since most of the Company’s hotels experience lower occupancy levels in the fall and winter months (November through February) which may result in lower revenues, lower net income and less cash flow during these months. RevPAR is derived by dividing room revenues by the number of available room nights for a given period or, alternatively, by multiplying the occupancy by the ADR.

      The following table shows room data, occupancy, average daily rate and RevPAR by category of hotel for the three and six months ended June 30, 2003 and 2002 (shown for those hotels owned and managed as of June 30, 2003, including a minority-owned hotel which the Company manages):

			Three months ended		Six months ended

		Capital Expenditure	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		Six months ended
		June 30, 2003	Successor	Predecessor	Successor	Predecessor

Upper Upscale
Number of properties	- continuing	$5,925	4	4	4	4
Number of rooms			825	825	825	825
Occupancy			57.7%	71.5%	59.6%	66.1%
Average daily rate			$88.93	$93.95	$90.76	$94.24
RevPAR			$51.35	$67.17	$54.11	$62.30
Upscale
Number of properties	- continuing	1,156	18	18	18	18
Number of rooms			3,156	3,156	3,156	3,156
Occupancy			68.5%	71.5%	67.3%	68.8%
Average daily rate			$82.65	$83.54	$84.48	$85.44
RevPAR			$56.61	$59.72	$56.83	$58.77
Midscale with Food & Beverage
Number of properties	- continuing	6,684	49	48	49	48
	- discontinued	758	11	12	11	12
Number of rooms			12,045	11,895	12,045	11,895
Occupancy			60.5%	64.1%	55.6%	58.5%
Average daily rate			$71.66	$71.82	$70.18	$70.27
RevPAR			$43.37	$46.03	$39.05	$41.13
Midscale without Food & Beverage
Number of properties	- continuing	1,297	9	8	9	8
	- discontinued	199	1	—	1	—
Number of rooms			1,282	1,047	1,282	1,047
Occupancy			59.4%	63.6%	52.2%	58.8%
Average daily rate			$58.25	$57.12	$58.07	$57.06
RevPAR			$34.60	$36.33	$30.30	$33.53
Independent Hotels
Number of properties	- continuing	1,624	3	5	3	5
	- discontinued	1,783	2	2	2	2
Number of rooms			957	1,342	957	1,342
Occupancy			44.9%	44.8%	41.5%	45.9%
Average daily rate			$69.53	$75.57	$74.05	$77.91
RevPAR			$31.20	$33.83	$30.71	$35.78
All Hotels
Number of properties	- continuing	16,659	83	83	83	83
	- discontinued	2,740	14	14	14	14
Number of rooms			18,265	18,265	18,265	18,265
Occupancy			60.9%	64.2%	56.8%	59.7%
Average daily rate			$73.54	$74.55	$73.45	$74.17
RevPAR			$44.77	$47.89	$41.75	$44.30

In accordance with the Smith Travel Research Chain Scales, the categories include the following brands:

      Upper Upscale: Hilton and Marriott

      Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn

      Midscale with Food & Beverage: Clarion, Doubletree Club, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn

      Midscale without Food & Beverage: Fairfield Inn, Hampton Inn and Holiday Inn Express

      The following table shows room data, occupancy, average daily rate and RevPAR by geographic region for the three and six months ended June 30, 2003 and 2002 (shown for those hotels owned and managed as of June 30, 2003, including a minority-owned hotel which the Company manages):

			Three months ended		Six months ended

		Capital Expenditure	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		Six months ended
		June 30, 2003	Successor	Predecessor	Successor	Predecessor

Northeast Region
Number of properties	- continuing	$4,191	33	33	33	33
	- discontinued	156	4	4	4	4
Number of rooms			7,011	7,011	7,011	7,011
Occupancy			64.1%	69.0%	57.6%	60.2%
Average daily rate			$80.31	$79.13	$78.38	$77.22
RevPAR			$51.46	$54.60	$45.17	$46.51
Southeast Region
Number of properties	- continuing	3,537	26	26	26	26
	- discontinued	2,317	8	8	8	8
Number of rooms			5,794	5,794	5,794	5,794
Occupancy			61.4%	61.0%	57.6%	58.9%
Average daily rate			$68.14	$69.66	$67.75	$69.70
RevPAR			$41.86	$42.52	$39.03	$41.07
Midwest Region
Number of properties	- continuing	5,707	17	17	17	17
	- discontinued	267	2	2	2	2
Number of rooms			4,141	4,141	4,141	4,141
Occupancy			55.0%	60.9%	52.3%	57.2%
Average daily rate			$68.25	$72.10	$69.49	$71.45
RevPAR			$37.55	$43.88	$36.35	$40.89
West Region
Number of properties	- continuing	3,223	7	7	7	7
Number of rooms			1,319	1,319	1,319	1,319
Occupancy			59.8%	63.8%	63.6%	68.3%
Average daily rate			$74.59	$76.07	$82.54	$84.04
RevPAR			$44.62	$48.51	$52.49	$57.44
All Hotels
Number of properties	- continuing	16,659	83	83	83	83
	- discontinued	2,740	14	14	14	14
Number of rooms			18,265	18,265	18,265	18,265
Occupancy			60.9%	64.2%	56.8%	59.7%
Average daily rate			$73.54	$74.55	$73.45	$74.17
RevPAR			$44.77	$47.89	$41.75	$44.30

The regions are defined as follows:

      Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia

      Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee

      Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas

      West: Arizona, California, Colorado, New Mexico

      Revenues. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking. Approximately 73% of total revenues are derived from guest room rentals, primarily from transient demand (approximately 70%). Group demand makes up approximately 24% with contract demand comprising the remaining 6%.

      Operating Expenses. Operating expenses are comprised of direct expenses; general, administrative and other expenses; and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are variable with available rooms and occupancy, but contain fixed components. General, administrative and other expenses primarily represent property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. General, administrative and other expenses also include corporate overhead (such as accounting services, legal and professional fees, information technology and executive management) which are generally fixed. Also included in general, administrative and other expenses for the three and six months ended June 30, 2003 are expenses relating to the post-emergence reorganization activities.

Results of Operations

      The discussion of results of operations, income taxes, liquidity and capital resources that follows is derived from the Company’s unaudited Condensed Consolidated Financial Statements set forth in “Item I. Financial Statements” included in this Form 10-Q (“the Consolidated Financial Statements”) and should be read in conjunction with such financial statements and notes thereto.

      At June 30, 2003, the Company managed a portfolio of 97 hotels. Of the 97 hotels, 92 were wholly-owned, four were owned in joint venture partnerships in which the Company had a 50% or greater financial interest and one was owned in a joint venture partnership in which the Company had a minority equity interest.

      At June 30, 2002, the Company managed a portfolio of 106 hotels. Of the 106 hotels, 101 were wholly-owned, four were owned in joint venture partnerships in which the Company had a 50% or greater financial interest and one was owned in a joint venture partnership in which the Company had a minority equity interest.

      Except for the hotel in which the Company had a minority equity interest (which is accounted for using the equity method of accounting), the assets, liabilities and results of operations of all the hotels are included in the Condensed Consolidated Financial Statements.

      Reported in Continuing Operations for the three and six months ended June 30, 2003, are 82 of the 97 hotels; 14 hotels are included in Discontinued Operations along with 3 land parcels and one office building; one hotel is not consolidated.

      Reported in Continuing Operations for the three and six months ended June 30, 2002, are 82 of the 106 hotels; 23 hotels are included in Discontinued Operations along with 3 land parcels and one office building; one hotel is not consolidated. The reduction in hotels from 106 to 97 is a result of the return of eight hotels to the lender and one hotel to the lessor of a capital lease in January 2003.

Three Months Ended June 30, 2003 (“Second Quarter 2003”) Compared to the Three Months Ended June 30, 2002 (“Second Quarter 2002”) and Six Months Ended June 30, 2003 (“2003 Period”) Compared to the Six Months Ended June 30, 2002 (“2002 Period”)

Continuing Operations -

Revenues

Second Quarter 2003 compared to Second Quarter 2002

      Revenues for the 82 hotels reported in Continuing Operations were $87.1 million for the Second Quarter 2003, a 7.7% decrease from revenues of $94.3 million for the Second Quarter 2002. RevPAR for these hotels declined 7.0% from the Second Quarter 2002 due to both declines in occupancy (declined by 5.1%) and ADR (declined by 1.9%). Revenues and RevPAR for the Second Quarter 2003 were adversely affected by business declines related to the softening of the U.S. economy as well as to large scale renovations being performed at some of the Company’s hotels, including all three Hilton hotels, which severely impacted the Company’s performance in the “Upper Upscale” category.

2003 Period compared to 2002 Period

      The factors described above also affected revenues for the 82 hotels reported in Continuing Operations for the 2003 Period. Revenues for these hotels for the 2003 Period were $162.7 million, a 6.0% decrease from revenues of $173.0 million for the 2002 Period. RevPAR for these hotels declined 5.6% from the 2002 Period due to both declines in occupancy (declined by 4.4%) and ADR (declined by 1.2%).

Direct Operating Expenses

Second Quarter 2003 compared to Second Quarter 2002

      Direct operating expenses for the 82 hotels reported in Continuing Operations were $32.8 million (37.7% of direct revenues) for the Second Quarter 2003 and $35.5 million (37.6% of direct revenues) for the Second Quarter 2002. The $2.7 million decrease was primarily driven by the reduction in variable expenses related to the reduction in revenues.

2003 Period compared to 2002 Period

      Also primarily driven by the reduction in revenues, direct operating expenses for the 2003 Period for the 82 hotels reported in Continuing Operations decreased by $3.3 million (5.0%), from $66.5 million (38.4% of direct revenues) in the 2002 Period to $63.2 million (38.8% of direct revenues) in the 2003 Period.

General, administrative and other expenses

Second Quarter 2003 compared to Second Quarter 2002

      General, administrative and other expenses were $37.2 million for the Second Quarter 2003 and $35.3 million for the Second Quarter 2002. Contributing to this increase of $1.9 million were insurance ($0.8 million), utilities ($0.4 million), property and other taxes ($0.3 million) and severance payments of $0.8 million. Post-emergence expenses of $1.0 million related to the Chapter 11 filing for the 78 hotels that emerged from Chapter 11 in November 2002 and the nine properties that were disposed of in early January 2003 also contributed to the increase in general, administrative and other expenses. Post-emergence expenses include legal and professional fees related to the claims reconciliation process as well as fees payable to the United States Trustee of the Department of Justice, which are required as part of the reorganization process. These expenses were reported as reorganization items for the Second Quarter 2002. These increases were partially offset by other factors, particularly certain property level expenses which decreased primarily as a result of the decline in revenues (property level general and administrative expenses, advertising and promotion, franchise fees and equipment rentals decreased $1.4 million in aggregate).

2003 Period compared to 2002 Period

      General, administrative and other expenses were $73.8 million for the 2003 Period, an increase of $4.4 million over the 2002 Period ($69.4 million). As in the Second Quarter 2003, there were increases in certain general and administrative expenses which were partially offset by reductions in property level expenses, primarily as a result of reductions in revenues. Corporate overhead also decreased as a result of certain cost reduction initiatives at the corporate office, including reduction in office space and staff costs. Insurance, utilities, ground rent and severance payments accounted for increases of $1.4 million, $1.0 million, $0.3 million and $0.8 million, respectively. In addition, post-emergence expenses of $3.2 million contributed to the increase in general, administrative and other expenses. These increases were partially offset by reduced property level expenses, primarily related to the decline in revenues; property level general and administrative expenses, franchise fees and equipment rentals decreased $1.4 million in aggregate. The remaining reduction is primarily a result of the reductions in corporate overhead discussed above.

Depreciation and amortization expense

      As a result of the write-down of fixed assets recorded on the implementation of fresh start reporting on November 22, 2002, depreciation for both the Second Quarter 2003 and the 2003 Period were lower than the equivalent periods in 2002.

      Second Quarter 2003 compared to Second Quarter 2002 - Depreciation and amortization expense was $7.9 million in the Second Quarter 2003 and $12.0 million in the Second Quarter 2002.

      2003 Period compared to 2002 Period — Depreciation and amortization expense was $15.6 million in the 2003 Period and $23.7 million in the 2002 Period.

Interest expense

      Second Quarter 2003 compared to Second Quarter 2002 — Interest expense was $7.1 million in the Second Quarter 2003 (including amortization of financing fees of $0.8 million) and $7.6 million in the Second Quarter 2002 (amortization of financing fees were nil). The reduction in interest expense was primarily attributable to a reduction in the cost of debt. The Company’s variable rate debt as of June 30, 2003, excluding the new Lehman Financing (which was completed on May 22, 2003), was approximately $308.8 million. Average LIBOR was 1.35% and 1.84% for the Second Quarter 2003 and Second Quarter 2002, respectively. Also, the interest spread on the Company’s variable rate debt was approximately 2% less than it was during 2002. The reduction in interest expense due to reductions in interest rates was offset by an increase of approximately $0.4 million of interest expense related to the Lehman Financing which replaced debt on which the Company paid no interest between December 20, 2001 and May 22, 2003 (as a result of its reorganization proceedings and with the approval of the Bankruptcy Court, the Company ceased paying interest on certain of its debts).

      2003 Period compared to 2002 Period — Interest expense was $13.5 million in the 2003 Period (including amortization of financing fees of $1.4 million) and $16.0 million in the 2002 Period (amortization of financing fees were de minimus). The reduction in interest expense was primarily attributable to a reduction in the cost of debt. Average LIBOR was 1.38% and 1.87% for the 2003 Period and the 2002 Period, respectively. Also, the interest spread on the Company’s variable rate debt was approximately 2% less than it was during the 2002 Period. In addition, capitalized interest costs for the 2003 period increased $0.3 million over the 2002 Period. The reduction in interest expense due to reductions in interest rates and increases in capitalized interest costs were offset by an increase of approximately $0.4 million of interest expense related to the Lehman Financing which replaced debt on which the Company paid no interest between December 20, 2001 and May 22, 2003 (as a result of its reorganization proceedings and with the approval of the Bankruptcy Court, the Company ceased paying interest on certain of its debts).

Other income (expenses)

      Other income (expenses) for the Second Quarter 2002 and the 2002 Period consisted primarily of gain on extinguishment of debt of $4.4 million. This gain related to a discharge of indebtedness (principal plus accrued interest) in respect of Macon Hotel Associates (a subsidiary of the Company) as a result of a Satisfaction and Release Agreement between Macon Hotel Associates and one of its lenders.

Reorganization items

      For the Second Quarter 2003 and the 2003 Period, reorganization items included only those Chapter 11 legal and professional costs directly attributable to the Impac Debtors, as well as extension fees paid to the secured lender of the Impac Debtors pursuant to the settlement agreement. For the Second Quarter 2002 and the 2002 Period, the Company recorded all costs incurred as a result of the Chapter 11 filing (mainly legal and professional fees) as reorganization items.

      Second Quarter 2003 compared to Second Quarter 2002 — Reorganization items were $0.8 million for the Second Quarter 2003 compared to $2.2 million for the Second Quarter 2002.

      2003 Period compared to 2002 Period — Reorganization items were $2.0 million for the 2003 Period compared to $8.0 million for the 2002 Period.

Minority interests

      Minority interests relate to the minority share of income or loss of certain joint venture partnerships and are therefore directly related to the operating results of the respective hotels. The reduction in minority interests in the Second Quarter 2003 over the Second Quarter 2002 and also the reduction for the 2003 Period over the 2002 Period are due to lower operating results of the respective hotels as well as to a reduced equity ownership for the minority partners in one hotel (50% in the Second Quarter 2002 and the 2002 Period was reduced to 18% in November 2002).

Second Quarter 2003 compared to Second Quarter 2002 — Minority interests were $69,000 and $0.9 million for the Second Quarter 2003 and the Second Quarter 2002, respectively.

      2003 Period compared to 2002 Period — Minority interests were $0.2 million and $1.3 million for the 2003 Period and the 2002 Period.

Discontinued Operations

      The loss from Discontinued Operations for the Second Quarter 2003 was $3.7 million and $2.1 million for the Second Quarter 2002. For the 2003 Period and 2002 Period, the loss was $5.8 million and $3.8 million, respectively. The Condensed Combined Statement of Operations for the properties classified in Discontinued Operations is presented below along with a discussion of the changes between the periods.

		Three months ended		Six months ended

		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(Unaudited in thousands)
Revenues:
		Successor	Predecessor	Successor	Predecessor
Rooms		$9,621	$15,011	$17,194	$27,007
Food and beverage		2,076	3,682	3,777	6,730
Other		438	685	790	1,367

	(1)	12,135	19,378	21,761	35,104

Operating expenses:
Direct:
Rooms		2,774	4,633	5,247	8,561
Food and beverage		1,555	2,916	2,979	5,362
Other		300	492	589	988

	(2)	4,629	8,041	8,815	14,911

Gross contribution		7,506	11,337	12,946	20,193
General, administrative and other	(3)	5,948	10,589	12,020	18,416
Depreciation and amortization	(4)	1,190	2,700	2,314	5,327
Impairment of long-lived assets	(5)	3,448	—	3,448	—

Other operating expenses		10,586	13,289	17,782	23,743

		(3,080)	(1,952)	(4,836)	(3,550)
Interest expense	(6)	(616)	(109)	(958)	(255)

Loss before income taxes		(3,696)	(2,061)	(5,794)	(3,805)
Provision for income taxes		—	—	—	—

Net loss		$(3,696)	$(2,061)	$(5,794)	$(3,805)

(1)	The reduction in revenues was due primarily to the return of 8 properties to the lenders and one property to the lessor of a capital lease in January 2003. Total revenues for these 9 properties were $6.6 million for the Second Quarter 2002 and $11.5 million for the 2002 Period (revenues for these properties were immaterial during 2003). The remaining reduction in revenues ($0.7 million between the Second Quarter 2003 and the Second Quarter 2002 and $1.8 million between the 2003 Period and the 2002 Period) was due to the same factors discussed above for Continuing Operations (revenue section).

(2)	The reduction in direct operating expenses was primarily related to the reduction in revenues.

(3)	Of the reduction in general, administrative and other of $4.7 million for the Second Quarter 2003 over the Second Quarter 2002, $3.4 million was due to the elimination of the 9 properties from the portfolio. The remaining reductions are due to the similar factors discussed above for Continuing Operations.

(4)	Depreciation and amortization for the Second Quarter 2003 decreased $1.5 million compared to the Second Quarter 2002. For the 2003 period, depreciation and amortization decreased $3.0 million compared with the 2002 Period. Of these reductions, the elimination of the 9 properties from the portfolio accounted for $0.8 million and $1.6 million, respectively. The remaining reductions were due to the reduction in the carrying values of fixed assets which occurred on the implementation of fresh start accounting on November 22, 2002.

(5)	The impairment of long-lived assets of $3.4 million for the Second Quarter 2003 and the 2003 Period was recorded to reduce the carrying values of 4 hotels and 2 land parcels to their estimated selling prices less estimated costs to sell. In accordance with SFAS No. 144, where the estimated selling prices exceeded the carrying values, no gains were recorded.

(6)	Interest expense for the Second Quarter 2003 increased $0.5 million compared to the Second Quarter 2002. For the 2003 Period, interest expense increased by $0.7 million compared with the 2002 Period. For the Second Quarter 2003 and the 2003 period, the increase was primarily due to interest on the Lehman Financing of $0.2 million and to amortization of deferred financing fees in 2003 which were de minimus for the Second Quarter of 2002 and the 2002 Period. The Lehman Financing replaced debt on which the Company paid no interest in the Second Quarter 2002 and the 2002 Period as a result of its reorganization proceedings.

Income Taxes

      As of December 31, 2002, Lodgian had net operating loss carry-forwards of approximately $206 million for federal income tax purposes, which expire in 2004 through 2021. Under the Joint Plan of Reorganization, substantial amounts of net operating losses were utilized to offset income from debt cancellations. The Company’s ability to use the remaining net operating loss carry-forwards to offset future income is subject to limitations which could increase over time. Due to these limitations, a portion or all of these net operating loss carry-forwards could expire unused. In addition, the Company recorded an income tax provision of $0.1 million for the Second Quarter 2003 and $0.2 million for the 2003 Period which related primarily to provisions for state income taxes.

Liquidity and Capital Resources

      As more fully discussed above, the Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11.

      Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. As a result of the surrender of these nine hotels, long-term debt approximating $15.9 million was extinguished. The results of operations for these nine hotels have been presented as Discontinued Operations in the Condensed Consolidated Statements of Operations.

      Eighteen hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the Impac Plan of Reorganization which related to these eighteen hotels. These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels. The Impac plan of reorganization also provided for a pool of funds (approximately $0.3 million) to be paid to the general unsecured creditors of the eighteen hotels.

      The Lehman Financing is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opts for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable prior to the initial maturity date (May 22, 2005). If, however, the Company makes one or more prepayments totaling at least $20 million in aggregate on or before March 1, 2004, the additional interest payable will reduce to $3.6 million. Payments of principal and interest on the Lehman Facility are due monthly. If an event of default occurs, default interest, which equates to an additional 3.25%, is payable for the period of the default.

      In addition to the Lehman Financing, long-term debt includes loans approximating $83.5 million which were substantially reinstated on their original terms (except for the extension of certain maturities), on November 25, 2002, the effective date of the Joint Plan of Reorganization. These loans are secured by 20 hotel properties. On the same date, the terms of one loan, in the amount of $2.5 million and secured by one hotel were amended to provide for a new interest rate as well as a new maturity date.

      The other major component of the Company’s long-term debt is the exit financing of $309 million which it received through Merrill Lynch Mortgage Lending, Inc. (“Merrill”), secured by 57 hotel properties. Also received on the date of emergence from Chapter 11, the exit financing was initially comprised of three separate components as follows:

•	Senior debt of $224.0 million accruing interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple and leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the Senior Debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007 accruing interest at the rate of 7.879% secured by a mortgage on the Windsor property.

      In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Senior Debt was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Debt was increased from $78.7 million to $84.1 million. Though the blended interest rate on the Merrill debt remained at LIBOR plus 4% at the date of the resizing, the interest rate on the Senior debt was modified to LIBOR plus 2.36% and the interest rate on the Mezzanine debt was modified to LIBOR plus 8.2546%.

      The Senior and Mezzanine debts mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debts by up to one year (i.e. to November 2005) is available only if no events of default occur in respect of the payment of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements. Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement.

      The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% during the second year) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio (as defined) are sustained above the minimum requirements for three consecutive months. As of March 31, 2003, the Debt Yield for the 56 properties was below the 12.75% threshold and, therefore, the excess cash produced by the 56 properties is being retained in the special deposit account until the Debt Yield increases above the minimum requirements. As of June 30, 2003, the Debt Yield remained below the minimum requirements.

      The Company through its wholly owned subsidiaries owes approximately $10.9 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined), calculated as of the end of each calendar year. For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at approximately $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of approximately $1.0 million. The total revenues for these two hotels approximated $2.2 million and $2.0 million for the Second Quarter 2003 and 2002, respectively and $3.9 million and $3.5 million for the 2003 Period and the 2002 Period, respectively.

      On September 30, 2003, first mortgage debt of approximately $7.2 million of Macon Hotel Associates, L.L.C. (“MHA”) will become due. MHA’s sole asset is the Crowne Plaza Hotel in Macon Georgia. The Company is in discussions with the lender to extend the term of this debt to December 31, 2003 while the Company explores alternative financing opportunities. However there can be no assurance that the lender will grant the extension or that the Company will complete a refinancing on or before the due date. If the lender does not grant the extension and the Company is not able to refinance the debt, the property could be subject to foreclosure. Total revenues for the Crowne Plaza Hotel in Macon, Georgia were approximately $1.5 million each for the three months ended June 30, 2003 and 2002, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively. The Company’s net investment in MHA as of June 30, 2003 and December 31, 2002 was $2.4 million and $2.6 million, respectively. The debt of approximately $7.2 million is included in the current portion of long-term debt in the condensed consolidated balance sheet included elsewhere in this report.

      Property, plant and equipment which are encumbered by the long-term obligations discussed above are summarized, by lender pool, in the table below:

		June 30, 2003

	Number	Property, plant	Long-term
	of Hotels	and equipment, net	Obligations

Merrill Lynch Mortgage Lending, Inc.	56	$411,741	$301,563
Computer Share Trust Company of Canada	1	13,813	7,378
Lehman Brothers Holdings, Inc.- May 22, 2003	18	75,292	80,000
Column Financial, Inc. — January 1, 1995	9	61,418	28,335
Lehman Brothers Holdings, Inc.- June 30, 1997	5	38,998	23,631
JP Morgan Chase Bank	2	9,289	10,899
DDL Kinser	1	3,301	2,430
First Union Bank	1	4,412	3,383
Column Financial, Inc. — June 6, 1995	1	5,682	9,128
Column Financial, Inc. — January 1, 1995	1	6,238	3,270
Robb Evans, Trustee	1	11,078	7,243

	96	641,262	477,260
Other	—	11,630	8,698

	96	652,892	$485,958
Held for sale	(14)	(62,644)	(47,090)

	82	$590,248	$438,868

      As of June 30, 2003, the Company was also contingently liable with respect to three irrevocable letters of credit totaling $4.9 million issued as guarantees to Zurich American Insurance Company, Donlen Fleet Management Services and U.S. Food Services. The letters of credit expire in November 2003 but may require renewal beyond those dates.

      The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of June 30, 2003, the Company had approximately $7.6 million accrued for such liabilities.

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

      The Company’s franchise, occupancy and liquor licenses are material to its business operations.

      Franchise licenses – these are generally granted for periods of between 10 to 20 years and are renewable at the expiration dates, subject to the achievement of certain quality and guest satisfaction standards. As of August 11, 2003, the Company had received termination notices from franchisors with respect to 3 properties (this does not include one hotel for which the Company has met all of the requirements to “cure” but has not yet received the cure letter from the franchisor). Also, the Company was not in strict compliance with the terms of one other franchise agreement. The notices from the franchisors resulted from physical conditions being below brand standards. The Company is working with the franchisors to cure the default conditions and has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. During the two years ending December 2004, the Company expects to spend approximately $76.0 million in aggregate on all 97 hotels, with approximately $15.4 million currently escrowed for such improvements.

      While it is the Company’s belief that it will cure all defaults under the franchise agreements before the applicable termination dates, there can be no assurance that it will be able to do so or be able to obtain additional time in which to cure the defaults. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. In the event of a franchise termination, management may seek to license the hotel with another nationally-recognized brand. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company’s financial condition and results of operations, since the Company would either select an alternative franchisor or operate the hotel independent of a franchisor.

      As part of the Impac Plan of Reorganization, the Company elected to reject its license agreement relating to its hotel in Cincinnati, Ohio and ceased operating this hotel as a Holiday Inn on May 23, 2003; the hotel is currently being operated as an independent hotel. In addition, the Company made the following franchise changes during the second quarter of 2003:

•	The previously independent hotel in Pensacola, Florida was converted to a Holiday Inn Express on April 4, 2003;

•	The previously independent hotel in Dothan, Alabama was converted to a Holiday Inn Express on May 23, 2003;

•	The former Holiday Inn – Dothan in Alabama was converted to a Quality Inn on May 23, 2003; and

•	The former Hurstbourne Hotel and Conference Center in Louisville, Kentucky was converted to a Clarion Hotel on June 2, 2003.

      Occupancy licenses – these are obtained prior to the opening of a hotel and require renewal if there has been a major renovation. The loss of the occupancy license for an individual hotel could have a material adverse effect on the Company’s financial condition and results of operations if this relates to one of the larger hotels.

      Liquor licenses – these licenses are required for the hotels to be able to serve alcoholic beverages and are renewable annually. The loss of a liquor license for an individual hotel would not have a material adverse effect on the Company’s financial condition and results of operations.

      Lodgian utilizes its cash flows for operating expenses, capital expenditures and debt service. Currently, the Company’s principal sources of liquidity consist of existing cash balances and cash flow from operations. Cash flow from operations could, however, suffer from a reduction in demand for lodging as well as large scale renovations being performed at the Company’s hotels. Whereas a downturn in the airline industry could affect demand for travel, such a decline would not be expected to materially impact liquidity. The Company has identified for sale 14 hotels, 3 land parcels and an office building. Though there can be no assurances, management plans to dispose of these assets within the next year and expects that the aggregate sale of these assets will provide additional cash to pay down the Lehman debt and fund a portion of its capital expenditures.

      The Company intends to continue to use its cash for ongoing operations, debt service and capital expenditures and, therefore, does not anticipate paying dividends on the new common stock in the near future. The dividends on the preferred stock due November 25, 2003 will be paid via the issuance of additional shares of preferred stock. For the Second Quarter 2003 and the 2003 Period, the Company accrued $3.8 million and $7.6 million, respectively, of the total preferred stock dividends due November 25, 2003. Also, until the claims distribution process is complete and the remaining entities exit Chapter 11, the Company will continue to make payments in respect of cash claims, bankruptcy court fees and professional fees relating to the distribution of shares.

      Net cash provided by operating activities for the 2003 Period totaled $9.6 million compared to $21.2 million for the 2002 Period.

      For the 2003 Period, cash flows used in investing activities approximated $9.6 million compared to $9.4 million for the 2002 Period. Investing activities for both periods consisted primarily of capital expenditures on the Company’s properties ($16.1 million and $ 7.8 million for the 2003 Period and the 2002 Period, respectively). The investment in capital expenditures for the 2003 Period was partially offset by net withdrawals from capital expenditure escrows of $7.3 million, while the investing activities for the 2002 Period were increased by net additions to capital expenditure escrows of $1.6 million. Other investing activities for the 2003 period ($0.9 million) consisted of other deposits and payments of franchise application fees net of refunds.

      Cash flows used in financing activities were $3.1 million for the 2003 Period and $1.0 million for the 2002 Period. Financing activities for the 2003 Period consisted primarily of proceeds of long-term obligations of $80.0 million relating to the Lehman Financing, offset by repayment of long-term obligations of $78.8 million (primarily relating to the repayment of the secured lender of the eighteen hotels which emerged from Chapter 11 on May 22, 2003). For the 2003 Period, financing activities also consisted of payments of deferred loan fees of $3.0 million and other financing activities both primarily related to the Lehman Financing. For the 2002 period, financing activities consisted of repayment of long-term obligations of $1.0 million.

      At June 30, 2003, after classifying assets held for sale as current liabilities and liabilities related to the assets held for sale as current liabilities, the Company had a working capital deficit of $62,000 compared with $9.1 million at December 31, 2002.

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

      However, management believes that the combination of its current cash position, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet its liquidity needs in the short-term. The Company’s ability to meet its long-term obligations and to make payments of preferred dividends is dependent on the recovery of the economy, improved operating results and the Company’s ability to obtain financing. In the short-term, the Company continues to monitor its costs and has already reduced corporate overhead including costs for office space (management negotiated reduced costs for office space at the corporate office, effective July 1, 2003). Any projections of future financial needs and sources of working capital are however, subject to uncertainty. See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect management’s estimates of future financial needs and sources of working capital.

Corporate governance and senior executive management changes

      On May 23, 2003, David E. Hawthorne, the Company’s former President and Chief Executive Officer, resigned. In accordance with his employment agreement, Mr. Hawthorne was paid severance of $0.8 million (included in general, administrative and other in the Condensed Consolidated Statement of Operations, included elsewhere in this report).

      Concurrently with Mr. Hawthorne’s resignation, the board of directors named W. Thomas Parrington as the Company’s Interim President and Chief Executive Officer. On July 15, 2003, Mr. Parrington was appointed President and Chief Executive Officer. Mr. Parrington has been involved in the hospitality industry for over 30 years. He was President and Chief Executive Officer of Interstate Hotels Company (“Interstate”) until he retired in December 1998. Interstate was a publicly traded company until it merged with Wyndam Hotels in June 1998. During his 17-year tenure with Interstate, Mr. Parrington also served as Chief Financial Officer and Chief Operating Officer. Upon leaving Interstate, Mr. Parrington focused on real estate investments (primarily hotels) and consultancy as well as the management of his personal investments.

      Mr. Parrington was appointed to the Lodgian Board of Directors on the Company’s emergence from Chapter 11 on November 25, 2002. While on the Board, Mr. Parrington served as member of the executive committee, the compensation committee and was the Chairman of the audit committee. Upon his appointment as Chief Executive Officer, he resigned from the audit and compensation committees and continues to serve as director and member of the executive committee.

      The Board of Directors has named Stephen Grathwohl as the new Chairman of the audit committee, effective June 5, 2003. Mr. Grathwohl has been a director since the Company’s emergence from Chapter 11 on November 25, 2002. He is a member of the executive committee of the Board of Directors and has been a Principal at Burr Street Equities, LLC (a boutique real estate advisory company) since 1997. Mr. Grathwohl is also director of Shorebank, a commercial bank chartered by the State of Illinois, headquartered in Chicago, Illinois, Shorebank Development Corporation, a Chicago real estate development and management company, and Shorebank Advisory Services, an international financial research and consulting company.

Inflation

      The Company cannot determine the precise impact of inflation. However, the Company believes that the rate of inflation has not had a material effect on its revenues or expenses in recent years. It is difficult to predict whether inflation will have a material effect on the Company’s results in the long-term.

Changes in Accounting Standards

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The requirements of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements for variable interest entities created after January 31, 2003 and effective for periods beginning after June 15, 2003 for existing variable interest entities. At June 30, 2003, the Company had no variable interest entities and therefore the Company does not expect the effects of FIN 46 to have a material impact on its financial position and results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption did not have a material impact on its financial position and results of operations.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. Until now, these types of instruments have been presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 is effective as of the beginning of the first interim period which commences after June 15, 2003 (July 1, 2003 for the Company). The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption impacted the treatment of the

Company’s Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), presented in these Condensed Consolidated Financial Statements between total liabilities and stockholders’ equity. For periods subsequent to June 30, 2003, the Preferred Stock will be reported as a liability and the related dividends will be included in interest expense. Prior periods will be restated for comparability.

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

Self insured obligations

      The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of June 30, 2003, the Company had approximately $7.6 million accrued for such liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risks on its variable rate debt. At June 30, 2003 and December 31, 2003, the Company had outstanding variable rate debt of approximately $388.8 million and $310.2, respectively.

      In order to manage its exposure to fluctuations in interest rates with its exit financing ($301.6 million and $302.7 million at June 30, 2003 and December 31, 2002, respectively), the Company entered into two interest rate cap agreements, which allowed it to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.4375% plus the spread (See the Liquidity and Capital Resources section). When LIBOR exceeds 6.4375%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.4375%, there is no settlement from the interest rate caps. The Company is exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.4375%. The one-month LIBOR as of June 30, 2003 was 1.12%. The notional principal amount of the interest rate caps outstanding was $302.8 million at June 30, 2003 and at December 31, 2002.

      On May 22, 2003, the Company finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage its exposure to fluctuations in interest rates with the Lehman Financing, the Company entered into an interest rate cap agreement, which allowed it to obtain this financing at a partial floating rate and effectively caps the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeds 5%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. The Company is exposed to interest rate risks on the Lehman Financing for LIBOR of between 2% and 5%. The notional principal amount of the interest rate cap outstanding was $80.0 million at June 30, 2003.

      With respect to the fair market value of the three interest rate caps, (the two related to the exit financing and the one related to the Lehman Financing), the Company believes that its interest rate risk at June 30, 2003 and December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of June 30, 2003 and December 31, 2002 would be a reduction in net income of approximately $0.1 million and $14,000, respectively . These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected the hedging requirements of SFAS 133.

      The fair value of the three interest rate caps as of June 30, 2003 and the two interest rate caps at December 31, 2002 were approximately $15,000 and $0.1 million, respectively The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

      The nature of Lodgian’s fixed rate obligations does not expose the Company to fluctuations in interest payments. The impact on the fair value of Lodgian’s fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of June 30, 2003 and December 31, 2002 would be approximately $2.9 and $3.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

a)	Based on an evaluation of the Company’s disclosure controls and procedures carried out as of June 30, 2003, the Company’s Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures were effective since they would cause material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

b)	During the quarter ended June 30, 2003, there were no changes in the Company’s internal controls over financial reporting which materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously indicated in the Company’s Form 10-K for the year ended December 31, 2002, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001 in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002, and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease.

      Of the Company’s 97 hotel portfolio, eighteen hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these eighteen hotels (the “Impac Plan of Reorganization”). These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was used, primarily, to settle the remaining amount due to the secured lender of these hotels. The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the eighteen hotels.

      The Company was a party in litigation with Hospitality Restoration and Builders, Inc. (“HRB”), a general contractor hired to perform work on six of the Company’s hotels. The litigation involved hotels in Texas (filed in the District Court of Harris County in October 1999), Illinois (in the United States District Court, Northern District of Illinois, Eastern Division in February 2000) and New York (filed in the Supreme Court, New York County in July 1999). In general, HRB claimed that the Company breached contracts to renovate the hotels by not paying for work performed. The Company contended that it was over-billed by HRB and that a significant portion of the completed work was defective. In July 2001, the parties agreed to settle the litigation pending in Texas and Illinois. In exchange for mutual dismissals and full releases, the Company paid HRB $750,000. With respect to the matter pending in the state of New York, HRB claimed that it was owed $10.7 million. The Company asserted a counterclaim of $7 million. In February 2003, the Company and HRB agreed to settle the litigation pending in the state of New York. In exchange for mutual dismissals and full releases, the Company paid HRB $625,000. The Company provided fully for this liability in its Consolidated Financial Statements for the year ended December 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Shareholders on June 5, 2003. The stockholders voted on (1) the election of directors to serve until the Annual Meeting of Stockholders of the Company in 2004 and until their successors have been appointed and (2) to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company. The votes cast on each of the above matters were as follows:

ELECTION OF DIRECTORS

NOMINEE	VOTES FOR	VOTES WITHHELD
Russel S. Bernard	4,960,636	514,012
Sean F. Armstrong	4,957,923	516,725
Stewart J. Brown	4,960,636	514,012
Stephen P. Grathwohl	4,960,636	514,012
Jonathan D. Gray	4,960,626	514,022
Kenneth A. Caplan	4,960,670	513,978
Kevin C. McTavish	4,960,627	514,021
W. Thomas Parrington	4,960,652	513,996

INDEPENDENT PUBLIC ACCOUNTANTS

FOR	AGAINST	ABSTAIN
5,473,959	518	171

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      A list of the exhibits required to be filed as part of this Report on Form 10-Q, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K

      A report on Form 8-K was filed on May 29, 2003 announcing the completion of the $80 million financing underwritten by Lehman Brothers Holdings, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.
Date: August 14, 2003	By: /s/ W. THOMAS PARRINGTON

W. THOMAS PARRINGTON President and Chief Executive Officer

Date: August 14, 2003	By: /s/ RICHARD CARTOON

RICHARD CARTOON Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

10.59	—	Interim Employment Agreement for W. Thomas Parrington*

10.60	—	Lodgian, Inc. 401(k) Plan and Trust Agreement as Amended and Restated on December 31, 2002, effective January 1, 2002 (except as otherwise provided)

31.1	—	Sarbanes – Oxley Section 302 certification by the CEO

31.2	—	Sarbanes – Oxley Section 302 certification by the CFO

32	—	Sarbanes – Oxley Section 906 certification by the CEO and CFO

*	The agreement filed herewith reflects Mr. Parrington’s agreement with Lodgian, Inc. while he was the Interim President and Chief Executive Officer. Mr. Parrington was offered and accepted formal appointment as President and Chief Executive Officer on July 15, 2003; his new agreement has not yet been finalized.