Form 10-Q
period 2003-09-30
LODGIAN INC
filed 2003-11-14
CIK 1066138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 12, 2003

Common	7,024,391

This Form 10-Q is available, free of charge, on the registrant’s website (www.lodgian.com)

LODGIAN, INC. AND SUBSIDIARIES
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited)	1
	Condensed Consolidated Statements of Operations for the Successor Three Months Ended September 30, 2003, the Predecessor Three Months Ended September 30, 2002, the Successor Nine Months Ended September 30, 2003 and the Predecessor Nine Months Ended September 30, 2002 (unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity for the Successor Nine Months Ended September 30, 2003 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Successor Nine Months Ended September 30, 2003 and the Predecessor Nine	4
	Months Ended September 30, 2002 (unaudited)
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 2.	Changes in Securities	43
Item 6.	Exhibits and Reports on Form 8-K	43
Signatures		45

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(Unaudited in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,529	$10,875
Cash, restricted	7,607	19,384
Accounts receivable ( net of allowances: 2003 - $1,382; 2002 -$1,594)	9,930	10,681
Inventories	5,497	7,197
Prepaid expenses and other current assets	17,078	15,118
Assets held for sale	78,383	—

Total current assets	129,024	63,255
Property and equipment, net	579,892	664,565
Deposits for capital expenditures	16,036	22,349
Other assets	13,747	12,495

	$738,699	$762,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$10,060	$12,380
Other accrued liabilities	37,287	43,625
Advance deposits	2,150	1,786
Current portion of long-term debt	18,123	14,550
Liabilities related to assets held for sale	60,570	—

Total current liabilities	128,190	72,341
Long-term debt:
12.25% Cumulative preferred shares subject to mandatory redemption	138,131	—
Long-term debt — other	411,993	387,924

Total long-term debt	550,124	387,924
Liabilities subject to compromise	—	93,816

Total liabilities	678,314	554,081
Minority interests	3,724	3,616
Commitments and contingencies 12.25% Cumulative preferred shares subject to mandatory redemption	—	126,510
Stockholders’ equity:
Common stock, $.01 par value, 30,000,000 shares authorized; 7,200,000 and 7,000,000 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	72	70
Additional paid-in capital	89,821	89,223
Unearned stock compensation	(558)	—
Accumulated deficit	(33,600)	(10,836)
Accumulated other comprehensive gain	926	—

Total stockholders’ equity	56,661	78,457

	$738,699	$762,664

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	Successor	Predecessor	Successor	Predecessor
Revenues:
Rooms	$63,246	$64,361	$178,855	$186,802
Food and beverage	16,524	16,954	52,339	54,469
Other	2,807	3,186	8,360	10,014

	82,577	84,501	239,554	251,285

Operating expenses:
Direct:
Rooms	17,942	17,646	50,430	50,385
Food and beverage	12,126	12,672	36,465	39,012
Other	2,026	2,161	5,847	6,691

	32,094	32,479	92,742	96,088

	50,483	52,022	146,812	155,197

General, administrative and other	34,232	32,512	104,726	98,525
Depreciation and amortization	7,707	12,084	22,765	34,633

Other operating expenses	41,939	44,596	127,491	133,158

	8,544	7,426	19,321	22,039
Other income (expenses):
Interest income and other	113	176	321	4,865
Interest expense:
Preferred stock dividend	(4,027)	—	(4,027)	—
Other interest expense	(7,692)	(8,386)	(20,962)	(24,214)

(Loss) income before income taxes, reorganization items and minority interests	(3,062)	(784)	(5,347)	2,690
Reorganization items	—	(3,408)	(2,045)	(11,159)

Loss before income taxes and minority interest	(3,062)	(4,192)	(7,392)	(8,469)
Minority interests	99	1,348	(118)	17

Loss before income taxes — continuing operations	(2,963)	(2,844)	(7,510)	(8,452)
Provision for income taxes - continuing operations	(76)	(76)	(227)	(227)

Loss — continuing operations	(3,039)	(2,920)	(7,737)	(8,679)

Discontinued operations:
Loss from discontinued operations before income taxes	(607)	(1,637)	(7,433)	(6,845)
Income tax provision	—	—	—	—

Loss from discontinued operations	(607)	(1,637)	(7,433)	(6,845)

Net loss	(3,646)	(4,557)	(15,170)	(15,524)
Preferred stock dividend	—	—	(7,594)	—

Net loss attributable to common stock	$(3,646)	$(4,557)	$(22,764)	$(15,524)

Basic and diluted loss per common share:
Net loss attributable to common stock	$(0.52)	$(0.16)	$(3.25)	$(0.54)

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

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						ACCUMULATED
	COMMON STOCK		ADDITIONAL	UNEARNED		OTHER	TOTAL
			PAID-IN	STOCK	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	GAIN (net of tax)	EQUITY

	(Unaudited in thousands, except share data)
Balance, December 31, 2002	7,000,000	$70	$89,223	$—	$(10,836)	$—	$78,457
Issuance of restricted stock	200,000	2	598	(600)	—	—	—
Amortization of unearned stock compensation	—	—	—	42	—	—	42
Comprehensive loss:
Net loss	—	—	—	—	(15,170)	—	(15,170)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	926	926

Total comprehensive loss		—	—	—	—	—	(14,244)
Preferred dividends*	—	—	—	—	(7,594)	—	(7,594)

	7,200,000	$72	$89,821	$(558)	$(33,600)	$926	$56,661

The comprehensive loss for the Successor three months ended September 30, 2003 and the Predecessor three months ended September 30, 2002 was $3.6 million and $5.0 million, respectively. The comprehensive loss for the Predecessor nine months ended September 30, 2002 was $15.4 million.

*	Represent dividends accrued for the period January 1, to June 30, 2003 (dividends accrued for the period July 1, to September 30, 2003 are reflected in interest expense).

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended

	September 30, 2003	September 30, 2002

	(Unaudited in thousands)

	Successor	Predecessor
Operating activities:
Net loss	$(15,170)	$(15,524)
Add: loss from discontinued operations	7,433	6,845

Loss — continuing operations	(7,737)	(8,679)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,765	34,633
Gain on extinguishment of debt	—	(4,419)
Amortization of unearned stock compensation	42	—
Preferred stock dividends	4,027	—
Minority interests	118	(17)
Write-off and amortization of deferred financing costs	2,588	—
Other	690	(14)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(1,200)	(1,716)
Inventories	(111)	26
Prepaid expenses, other assets and restricted cash	8,970	(6,097)
Accounts payable	(1,902)	9,461
Other accrued liabilities	(7,116)	10,817
Advance deposits	700	319

Net cash provided by operating activities	21,834	34,314

Investing activities:
Capital improvements	(26,074)	(16,652)
Withdrawals (deposits) for capital expenditures	6,974	(1,199)
Other	(278)	(767)

Net cash used in investing activities	(19,378)	(18,618)

Financing activities:
Proceeds from issuance of long-term debt	80,000	—
Proceeds from working capital revolver	2,000	—
Principal payments on long-term debt	(81,503)	(1,117)
Payments of deferred loan costs	(1,836)	(500)
Other	(1,272)	—

Net cash used in financing activities	(2,611)	(1,617)

Cash flows used in discontinued operations:
Net cash used in discontinued operations	(191)	(193)

Net (decrease) increase in cash and cash equivalents	(346)	13,886
Cash and cash equivalents at beginning of period	10,875	14,007

	10,529	27,893
Less: cash of discontinued operations	(481)	(721)

Cash and cash equivalents at end of period	$10,048	$27,172

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized: 2003 - $898; 2002 - $365)	$20,634	$25,058

Income taxes, net of refunds	$218	$125

Supplemental disclosure of non-cash investing and
financing activities:
Preferred stock dividend accrued	$11,621	$—

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business Summary

     Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States. At September 30, 2003, Lodgian managed a portfolio of 97 hotels (18,265 rooms located in 30 states and Canada). The portfolio included 92 hotels which were wholly-owned, four in which the Company had a controlling financial interest and exercised control and one in which the Company had a minority equity interest. All of the hotels are owned in operating subsidiaries or other legal entities.

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

     Of the Company’s 97 hotel portfolio, 82 are Crowne Plaza, Holiday Inn and Marriott brand hotels and ten are affiliated with six other nationally recognized hospitality brands. The Company’s strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums.

2.	General

     The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian has a controlling financial interest (owns at least 50% of the voting interest) and exercises control (collectively “Lodgian” or the “Company”). Lodgian believes it has control of the joint ventures when the Company is the general partner and has control of the joint ventures’ assets and operations. The interests of the third parties to the joint venture agreements are reflected in minority interests. One unconsolidated entity (the “Unconsolidated Entity”) which owns one hotel is accounted for using the equity method of accounting. The Company’s investment in this entity is included in other assets. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting policies followed for quarterly financial reporting are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002, within this Quarterly Report and within the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003.

     As previously reported in the Company’s Form 10-K for the year ended December 31, 2002, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001, in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002, and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, an additional eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease.

     Of the Company’s 97 hotel portfolio, eighteen hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these eighteen hotels (the “Impac Plan of Reorganization”). These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels (See Note 8 to these Condensed Consolidated Financial Statements). The Impac Plan of

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the eighteen hotels.

     The effects of the Joint Plan of Reorganization were recorded in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” effective November 22, 2002. SOP 90-7 required the application of Fresh Start Accounting. As a result, the Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 (Successor) and 2002 (Predecessor) and its cash flows for the nine months ended September 30, 2003 (Successor) and 2002 (Predecessor). The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

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

     Certain prior period amounts have been reclassified to conform to the current period’s presentation.

3.	Stock-based compensation

     As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2002, on November 25, 2002, the Company adopted a new Stock Incentive Plan (the “Stock Incentive Plan”) which replaced the Option Plan previously in place. In accordance with the Stock Incentive Plan, awards to acquire up to 1,060,000 shares of common stock could be granted to officers or other key employees or consultants of the Company as determined by a committee appointed by the Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. Stock options granted pursuant to the Stock Incentive Plan cannot be granted at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the committee.

     Pursuant to the Stock Incentive Plan, the committee made the following awards during the third quarter 2003:

•	July 15, 2003 — W. Thomas Parrington, the Company’s Chief Executive Officer, was awarded 200,000 shares of restricted stock. These vest equally over three years commencing on July 15, 2004. Mr. Parrington was also granted incentive stock options to acquire 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share (the average of the high and low price of the stock at the date of grant). The closing price of the stock on the date of grant was also $3.00. The options also vest equally over three years commencing on July 15, 2004.

•	September 5, 2003 — Other awards were made to certain of the Company’s employees and to members of the audit committee. The employees received incentive stock options to acquire 337,000 shares of the Company’s common stock while each of the three members of the audit committee received non-qualified options to acquire 5,000 shares of the Company’s common stock. The exercise price of the awards granted on September 5, 2003 was $5.07 (the average of the high and low price of the stock at the date of grant).

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The closing price of the stock on the date of grant was $5.00. One-third of the options granted on September 5, 2003 vested at the date of grant, one-third will vest on September 5, 2004 and the remaining one-third will vest on September 5, 2005.

All options expire ten years from the date of grant.

     Presented below is a summary of the stock option plan activity for the nine months ended September 30, 2003:

		Weighted Average
	Options	Exercise Price

Balance, December 31, 2002	—
Granted (during the third quarter)	452,000	$4.61
Exercised	—
Forfeited	—	—

Balance, September 30, 2003	452,000	$4.61

Restricted
stock

Balance, December 31, 2002	—
Granted (during the third quarter)	200,000
Exercised	—
Forfeited	—

Balance, September 30, 2003	200,000

     Options exercisable and the weighted average exercise price of these options at September 30, 2003, were 117,333 and $5.07, respectively. As of September 30, 2003, none of the restricted stock was vested.

     The following table summarizes information for options outstanding and exercisable at September 30, 2003:

	Options outstanding			Options exercisable

		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices

$3.00 to $3.50	100,000	9.8	$3.00	—	$3.00
$3.51 to $5.07	352,000	9.9	$5.07	117,333	$5.07

	452,000			117,333

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or the intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for stock issued to employees, using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendments to SFAS No. 123 were effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company was required to adopt SFAS No. 148 on November 22, 2002 upon its emergence from Chapter 11.

     Had the compensation cost of the Company’s Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro forma net loss and net loss per share would have been reflected as follows:

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	Successor	Predecessor	Successor	Predecessor
Loss — continuing operations:
As reported	$(3,039)	$(2,920)	$(7,737)	$(8,679)
Pro forma	(3,501)	(2,920)	(8,199)	(8,679)
Loss from discontinued operations, net of taxes:
As reported	(607)	(1,637)	(7,433)	(6,845)
Pro forma	(607)	(1,637)	(7,433)	(6,845)
Net loss:
As reported	(3,646)	(4,557)	(15,170)	(15,524)
Pro forma	(4,108)	(4,557)	(15,632)	(15,524)
Net loss attributable to common stock:
As reported	(3,646)	(4,557)	(22,764)	(15,524)
Pro forma	(4,108)	(4,557)	(23,226)	(15,524)
Loss from continuing operations attributable to common stock before discontinued operations:
As reported	(3,039)	(2,920)	(15,331)	(8,679)
Pro forma	(3,501)	(2,920)	(15,793)	(8,679)
Basic and diluted earnings (loss) per common share:
Loss — continuing operations
As reported	$(0.43)	$(0.10)	$(1.11)	$(0.30)
Pro forma	(0.50)	(0.10)	(1.17)	(0.30)
Loss from discontinued operations, net of taxes
As reported	(0.09)	(0.06)	(1.06)	(0.24)
Pro forma	(0.09)	(0.06)	(1.06)	(0.24)
Net loss
As reported	(0.52)	(0.16)	(2.17)	(0.54)
Pro forma	(0.59)	(0.16)	(2.23)	(0.54)
Net loss attributable to common stock:
As reported	(0.52)	(0.16)	(3.25)	(0.54)
Pro forma	(0.59)	(0.16)	(3.32)	(0.54)
Loss from continuing operations attributable to common stock before discontinued operations:
As reported	(0.43)	(0.10)	(2.19)	(0.30)
Pro forma	(0.50)	(0.10)	(2.26)	(0.30)

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2003:

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	Successor	Predecessor	Successor	Predecessor
Expected life of option	10 years	—	10 years	—
Risk free interest rate	4.09%	—	4.09%	—
Expected volatility	55.75%	—	55.75%	—
Expected dividend yield	—	—		—

     The fair value of options granted during the third quarter 2003 is as follows:

Weighted average fair value of options granted	$3.21
Total number of options granted (in thousands)	452
Total fair value of options granted (in thousands)	$1,449

4.	Discontinued operations

     As previously reported, pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the assets, liabilities and results of operations of these nine hotels are reported in Discontinued Operations as of and for the three and nine months ended September 30, 2003 and 2002. Due primarily to the application of fresh start accounting in November 2002, in which these and other assets were adjusted to their respective fair values, there was no gain or loss on this transaction.

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

     In addition, in June 2003, the Company embarked on a plan to sell 14 hotels, 3 land parcels and an office building. Four additional hotels were identified for sale during the third quarter of 2003. The strategy to sell these assets is part of management’s plans to:

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	pay down the Lehman Financing by at least $20 million to minimize interest costs (see Note 8);

•	provide additional funding for the Company’s capital expenditure program to comply with franchisor requirements and improve brand quality; and

•	dispose of certain hotels which are performing below the standard set by management for the entire portfolio.

     In connection with this strategy, where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques. The impairment charges recorded during the nine months ended September 30, 2003 related to 6 hotels and 2 land parcels and approximated $5.1 million ($1.7 million for the three months ended September 30, 2003). Where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. Management classifies an asset as held for sale if it expects to dispose of it within one year. While the completion of these dispositions is probable, the sale of these assets is subject to market conditions and there can be no assurance that the Company will finalize the sale of any or all of these assets. In accordance with SFAS No. 144, the results of operations of all assets identified as held for sale (including the related impairment charges) are reported in Discontinued Operations for the three and nine months ended September 30, 2003 and 2002. The assets held for sale and the liabilities related to these assets are separately disclosed on the face of the Condensed Consolidated Balance Sheet as of September 30, 2003.

     The following combined condensed table summarizes the assets and liabilities relating to the properties identified as held for sale as of September 30, 2003:

September 30, 2003

(In thousands)
ASSETS
Accounts receivable, net of allowances	$1,986
Inventories	1,354
Prepaid expenses and other current assets	394
Property and equipment, net	70,532
Other assets	4,117

$78,383

LIABILITIES
Accounts payable	$1,548
Other accrued liabilities	3,214
Advance deposits	524
Current portion of long-term debt	774
Long-term debt	54,510

Total liabilities	$60,570

     The condensed combined results of operations included in Discontinued Operations for the three and nine months ended September 30, 2003 and 2002 were as follows:

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

		(Unaudited in thousands)

	Successor	Predecessor	Successor	Predecessor
Revenues:
Rooms	$14,012	$17,923	$35,170	$49,216
Food and beverage	2,789	4,144	8,094	12,500
Other	519	777	1,552	2,411

	17,320	22,844	44,816	64,127
Operating expenses:

Direct:
Rooms	3,872	5,491	10,388	15,397
Food and beverage	2,264	3,447	6,411	10,134
Other	379	570	1,126	1,735

	6,515	9,508	17,925	27,266

	10,805	13,336	26,891	36,861
General, administrative and other	8,165	10,442	23,515	30,547
Depreciation and amortization	274	3,385	3,160	9,819
Impairment of long-lived assets	1,680	—	5,128	—

Other operating expenses	10,119	13,827	31,803	40,366

	686	(491)	(4,912)	(3,505)
Interest expense	(1,293)	(121)	(2,521)	(370)

Loss before income taxes and reorganization items	(607)	(612)	(7,433)	(3,875)
Reorganization items	—	(1,025)	—	(2,970)

Loss before income taxes	(607)	(1,637)	(7,433)	(6,845)
Provision for income taxes	—	—	—	—

Net loss	$(607)	$(1,637)	$(7,433)	$(6,845)

5.	Cash, restricted

     Restricted cash as of September 30, 2003 consists of amounts reserved for letter of credit collateral, a deposit required by the Company’s bankers and cash reserved pursuant to certain loan agreements.

6.	Loss per share

     The following table sets forth the computation of basic and diluted loss per share:

	(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	Successor	Predecessor	Successor	Predecessor
Basic and diluted loss per share:
Numerator:
Loss — continuing operations	$(3,039)	$(2,920)	$(7,737)	$(8,679)
Loss from discontinued operations, net of taxes	(607)	(1,637)	(7,433)	(6,845)

Net loss	(3,646)	(4,557)	(15,170)	(15,524)
Preferred stock dividend	—	—	(7,594)	—
Net loss attributable to common stock	(3,646)	(4,557)	(22,764)	(15,524)

Loss — continuing operations	(3,039)	(2,920)	(7,737)	(8,679)
Preferred stock dividend	—	—	(7,594)	—

Loss from continuing operations attributable to common stock before discontinued operations	$(3,039)	$(2,920)	$(15,331)	$(8,679)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	7,000	28,480	7,000	28,480

Basic and diluted loss per common share:
Loss — continuing operations	$(0.43)	$(0.10)	$(1.11)	$(0.30)
Loss from discontinued operations, net of taxes	(0.09)	(0.06)	(1.06)	(0.24)

Net loss	(0.52)	(0.16)	(2.17)	(0.54)

Net loss attributable to common stock	(0.52)	(0.16)	(3.25)	(0.54)
Loss from continuing operations attributable to common stock before discontinued operations	$(0.43)	$(0.10)	$(2.19)	$(0.30)

     The computation of diluted loss per share for the Successor periods ended September 30, 2003, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock (200,000 shares), stock options (options to acquire 452,000 shares of common stock), and A and B warrants (rights to acquire 1,510,638 and 1,029,366 shares of common stock, respectively) because their inclusion would have been antidilutive. The computation of diluted loss per share for the Predecessor periods ended September 30, 2002, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would also have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Other accrued liabilities

     At September 30, 2003 and December 31, 2002, other accrued liabilities consisted of the following:

	September 30, 2003	December 31, 2002

	(In thousands)
Salaries and related costs	$17,389	$17,293
Property and sales taxes	14,648	16,668
Professional fees	786	807
Provision for state income taxes	2,409	2,219
Franchise fee accrual	1,754	1,388
Accrued interest	1,167	1,524
Accrual for allowed claims	880	1,749
Other	1,468	1,977

	40,501	43,625
Less : accrued liabilities related to assets held for sale	(3,214)	—

	$37,287	$43,625

8.	Long-term debt

     Set forth below, by debt pool, is a summary of the Company’s long-term debt along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize the long-term debt.

		September 30, 2003

	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net	obligations	rates

Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Senior			$216,684	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			83,524	LIBOR plus 8.2546% (through November 30, 2003)
Merrill Lynch Mortgage Lending, Inc. — Total	56	411,215	300,208
Computer Share Trust Company of Canada	1	13,617	7,245	7.88%
Lehman financing:
Lehman Brothers Holdings, Inc. — May 22, 2003	18	74,808	79,746	Higher of LIBOR plus 5.25% or 7.25%
Working capital loan:
OCM Real Estate Opportunities Fund II — Revolver	—	4,320	2,000	10.00%
Other financing:
Column Financial, Inc. — January 1, 1995	9	62,132	27,824	10.59%
Lehman Brothers Holdings, Inc.— June 30, 1997	5	38,504	23,517	$16,576 at 9.40%; $6,941 at 8.90%
JP Morgan Chase Bank	2	9,174	10,771	7.25%
DDL Kinser	1	3,228	2,408	8.25%
First Union Bank	1	4,343	3,371	9.38%
Column Financial, Inc. — June 6, 1995	1	5,577	9,037	9.45%
Column Financial, Inc. — January 1, 1995	1	6,186	3,238	10.74%
Robb Evans, Trustee	1	11,433	7,105	Prime plus 0.25%

	21	140,577	87,271

	96	644,537	476,470	6.33%
Long-term debt — other:
Deferred credits			5,481
Deferred rent on a long-term ground lease			2,465
Unsecured notes	—	—	770
Other			214

	—	—	8,930

Property, plant and equipment — other	—	5,887	—

	96	650,424	485,400
Held for sale	(18)	(70,532)	(55,284)

	78	$579,892	$430,116

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Substantially all of the Company’s property and equipment are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

     The maturities of these debt obligations as of September 30, 2003 are as follows:

	Long-term
	obligations	Maturities(1)

	September 30, 2003	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Senior	$216,684	$3,068	$213,616	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Mezzanine	83,524	1,182	82,342	—	—	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	300,208	4,250	295,958	—	—	—	—
Computer Share Trust Company of Canada	7,245	208	227	245	265	6,300	—
Lehman financing:
Lehman Brothers Holdings, Inc. — May 22, 2003	79,746	1,104	78,642	—	—	—	—
Working capital loan:
OCM Real Estate Opportunities Fund II — Revolver	2,000	2,000	—	—	—	—	—
Other financing:
Column Financial, Inc. — January 1, 1995	27,824	2,184	2,426	2,696	2,996	3,329	14,193
Lehman Brothers Holdings, Inc. — June 30, 1997	23,517	468	513	562	21,974
JP Morgan Chase Bank	10,771	520	560	603	652	705	7,731
DDL Kinser	2,408	96	2,312	—	—	—	—
First Union Bank	3,371	48	53	59	3,211	—	—
Column Financial, Inc. — June 6, 1995	9,037	389	427	469	516	566	6,670
Column Financial, Inc. — January 1, 1995	3,238	133	149	165	184	205	2,402
Robb Evans, Trustee	7,105	7,105	—	—	—	—	—

	87,271	10,943	6,440	4,554	29,533	4,805	30,996

	476,470	18,505	381,267	4,799	29,798	11,105	30,996
Long-term debt — other	8,930	392	4,729	302	261	227	3,019

	485,400	18,897	385,996	5,101	30,059	11,332	34,015
Held for sale	(55,284)	(774)	(54,510)	—	—	—	—

	$430,116	$18,123	$331,486	$5,101	$30,059	$11,332	$34,015
			(2)

(1)	Years 1 to 5 are for periods commencing on October 1 and ending on September 30.

(2)	As more fully discussed below this table, optional extensions are available on 97% of the debt due in year 2.

     Exit financing:

     On emergence from Chapter 11 on November 25, 2002, the Company received exit financing of $309.0 million comprised of three separate components as follows:

•	Senior debt of $224.0 million from Merrill Lynch Mortgage Lending, Inc. (“Merrill”), accruing interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple or leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million from Merrill, accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the Senior Debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007, accruing interest at the rate of 7.879% secured by a mortgage on the Windsor property.

     In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Senior Debt was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Debt was increased from $78.7 million to $84.1 million. Though the blended interest rate on the Merrill debt remained at LIBOR plus 4% at the date of the resizing, the interest rate on the Senior debt was modified to LIBOR plus 2.36% and the interest rate on the Mezzanine debt was modified to LIBOR plus 8.2546%. The interest rate on the Mezzanine debt will, however, increase to 8.7937% after November 30, 2003.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The Senior and Mezzanine debt matures in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debt by up to one year (i.e. to November 2005) is available as long as no events of default occur in respect of the payment of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements (as defined). Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debts may be deferred during the first twelve months of the agreement.

     The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% and 13.5% during the second and third years, respectively) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are sustained above the minimum requirements for three consecutive months. At March 31, 2003, the Debt Yield for the 56 properties fell below the 12.75% threshold and, therefore, the excess cash produced by the 56 properties was retained in the special deposit account. As of September 30, 2003, $0.3 million was being retained in the special deposit account (subsequently utilized for capital expenditure). As of September 30, 2003, the Debt Yield remained below the minimum requirements.

     Lehman financing:

     As previously discussed, on May 22, 2003, the Company completed an $80 million financing underwritten by Lehman Brothers Holdings, Inc. which was primarily utilized to settle debts secured by the eighteen hotels previously owned by Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. (both Lodgian subsidiaries). The Lehman Financing, provided to eighteen newly-formed subsidiaries (one for each hotel), is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opts for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable prior to the maturity date (May 22, 2005 or the new maturity date, if the Company opts for the extension). If, however, the Company makes one or more prepayments totaling at least $20 million in aggregate on or before March 1, 2004, the additional interest payable will be reduced to $3.6 million. Payments of principal and interest on the Lehman Facility are due monthly. If an event of default occurs, default interest, which equates to an additional 3.25%, is payable for the period of the default.

     Working capital/related party loan:

     On September 18, 2003, the Company drew down the full availability of $2.0 million under the revolver issued by OCM Real Estate Opportunities Fund II, L.P. (the “OCM Fund”). The loan is secured by two land parcels located in California and New Jersey, bears interest at the rate of 10% per annum and matures on May 1, 2004.

     Oaktree Capital Management, LLC (“Oaktree”) is the beneficial owner of 1,664,752 shares of the Company’s common stock including 1,578,611 shares owned by the OCM Fund. Oaktree is the general partner of the OCM Fund; accordingly, Oaktree may be deemed to beneficially own the shares owned by the OCM Fund.

     Russel S. Bernard, a Principal of Oaktree, and Sean F. Armstrong, a Managing Director of Oaktree, are also directors of Lodgian.

     Other financing:

     On November 25, 2002, the effective date of the Joint Plan of Reorganization, loans approximating $83.5 million, secured by 20 hotel properties, were substantially reinstated on their original

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

terms, except for the extension of certain maturities. The terms of one loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate as well as a new maturity date.

     The Company through its wholly owned subsidiaries owes approximately $10.9 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined), calculated as of the end of each calendar year. For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of not more than $1.0 million. Total revenues for these two hotels approximated $2.1 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively, and $6.0 million and $5.3 million for the nine months ended September 30, 2003 and 2002, respectively.

     On September 30, 2003, first mortgage debt of approximately $7.1 million of Macon Hotel Associates, L.L.C. (“MHA”) became due. The Company owns 60% of MHA, and MHA’s sole asset is the Crowne Plaza Hotel in Macon, Georgia. The lender has agreed to extend the term of the debt to December 31, 2003, while the Company explores alternative financing opportunities. However, there can be no assurance that the Company will complete a refinancing on or before the due date or that the lender will grant further extensions. If the Company is not able to refinance the debt and the lender does not grant further extensions, the property could be subject to foreclosure. Total revenues for the Crowne Plaza Hotel in Macon, Georgia were approximately $1.4 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $4.3 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively. The debt of approximately $7.1 million is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

     Loan/franchise agreements:

     The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor (see Note 11).

9.	12.25% Cumulative preferred shares subject to mandatory redemption

     On July 1, 2003, pursuant to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company reclassified its Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”) to the liability section of its Condensed Consolidated Balance Sheet and began presenting the related dividends in interest expense ($4.0 million for the three months ended September 30, 2003). Prior to the adoption of SFAS No. 150, the Company had presented the Preferred Stock between liabilities and equity in its Consolidated Balance Sheet (“mezzanine” section) and had reported the Preferred Stock dividend as a deduction from retained earnings. In accordance with SFAS No. 150, the prior periods have not been restated.

     The preferred stock consists of 5,000,000 shares with a par value of $0.01 (issued at $25.00 per share). The new preferred stock accumulates dividends at the rate of 12.25%, is cumulative and is compounded annually. The first dividend is payable on November 21, 2003 and is payable via the issuance of additional shares of preferred stock (fractional shares will be paid in cash). The number of shares to be issued, as dividends, on November 21, 2003 approximates 612,500 shares less the fractional shares (which will be paid in cash). Changes in the fair value of Lodgian’s common stock would not affect the settlement amounts. The board of directors will determine whether the dividends due November 21, 2004 and 2005 will be paid in cash or in kind via the issue of additional shares of preferred stock. The preferred

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

stock is subject to redemption at any time, at the Company’s option (including a premium during the first five years) and to mandatory redemption on November 21, 2012. If the preferred stock is redeemed during the first five years, the initial premium payable is 5%. This premium is reduced by 1% for each succeeding year through 2007. This premium percentage would be applied against the preferred stock plus any dividends accrued but not paid. If the Company were to redeem the preferred stock on September 30, 2003, the amount payable would be $145.0 million (including the premium payable).

10.	Income taxes

     The Company recorded income tax provisions of $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively. The provisions for the Predecessor three and nine months ended September 30, 2002 were also $0.1 million and $0.2 million, respectively. Both related primarily to provisions for state income taxes.

11.	Commitments and Contingencies

     Franchisor agreements:

     As of November 11, 2003, the Company had received termination notices from franchisors with respect to two properties (this does not include two hotels for which the Company has met all of the requirements to “cure” but has not received the cure letter from the franchisor). Though not in default, the Company was not in strict compliance with the terms of four other franchise agreements. In addition, default notices were received from a franchisor with respect to five hotels. For the default to be rescinded by the franchisor, these five hotels must continuously achieve certain minimum quality scores at each review (carried out every six months) over a two-year period. The Company met the requirements for the first two of these reviews. Notices from the franchisors primarily resulted from physical conditions being below brand standards. The Company is working with the franchisors to cure the default conditions and has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. Subject to availability of funds, the Company expects to spend approximately $74.7 million in aggregate on all 97 hotels, during the two years ending December 2004. As of September 30, 2003, the Company had deposited approximately $16.1 million in escrow for such improvements.

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

     Flag changes:

     As part of the Impac Plan of Reorganization, the Company elected to reject the license agreement relating to its hotel in Cincinnati, Ohio and ceased operating this hotel as a Holiday Inn on May 23, 2003; the hotel is currently being operated as an independent hotel. In addition, the Company made the following franchise changes during 2003:

•	The previously independent hotel in Pensacola, Florida was converted to a Holiday Inn Express on April 4, 2003;

•	The previously independent hotel in Dothan, Alabama was converted to a Holiday Inn Express on May 23, 2003;

•	The former Holiday Inn — Dothan in Alabama was converted to a Quality Inn on May 23, 2003;

•	The former independent hotel in Louisville, Kentucky was converted to a Clarion Hotel on June 2, 2003.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Letters of credit:

     As of September 30, 2003, the Company had issued three irrevocable letters of credit totaling $4.9 million as guarantees to Zurich American Insurance Company, Donlen Fleet Management Services and U.S. Food Services. The Zurich letter of credit has since been reduced by $0.8 million and the U.S Food Services letter of credit has since been cancelled. As of November 11, 2003, the remaining two letters of credit totaled $3.6 million. These letters of credit will expire in November 2004 but may require renewal beyond that date. All letters of credit are backed by the Company’s cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheet).

     Self-insurance:

     The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of September 30, 2003, the Company had approximately $9.6 million accrued for such liabilities.

     Litigation:

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

12.	New Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements for variable interest entities created after January 31, 2003. In October 2003, the FASB deferred the implementation date of FIN 46, for variable interest entities which existed prior to February 1, 2003, until the first period

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     ending after December 15, 2003. At September 30, 2003, the Company had no variable interest entities and therefore FIN 46 is not expected to impact the Company’s financial position and results of operations.

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

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. These instruments were previously presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 was effective as of the beginning of the first interim period which commenced after June 15, 2003 (July 1, 2003 for the Company). As disclosed in Note 9, to these Condensed Consolidated Financial Statements (“Note 9”), the Company adopted SFAS No. 150 in the third quarter of 2003. The adoption impacted the treatment of the Company’s Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), previously presented between total liabilities and stockholders’ equity. As a result of the adoption of SFAS No. 150, the Company’s Preferred Stock has been included as part of long-term debt in the accompanying Condensed Consolidated Financial Statements and the Preferred Stock dividends ($4.0 million for the three months ended September 30, 2003), was included in interest expense. The preferred stock dividends for the period January 1, 2003 to June 30, 2003 ($7.6 million) continues to be shown as a deduction from retained earnings (see Note 9 for disclosures required under SFAS No. 150). On October 29, 2003, the FASB decided to defer the effective date of SFAS No. 150 related to non-controlling interests. As a result, until the FASB establishes further guidance, Lodgian will not have to measure its mandatorily redeemable minority interests at fair value.

13.	Related party transactions

     Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business that the Company retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services, the Company was billed $56,000 and $178,000, including expenses, for other support and services provided by associates of Richard Cartoon, LLC for the three and nine months ended September 30, 2003, respectively. Richard Cartoon, LLC may continue to provide restructuring support and services in the short-term.

     See Note 8 regarding the $2.0 million revolver issued by the OCM Fund.

14.	Subsequent event

     In October 2003, management committed to a plan to sell one additional hotel. Though there can be no assurance, management plans to dispose of this hotel within one year, if the market permits. This hotel is included in the accompanying Condensed Consolidated Financial Statements as an asset held for use. The net carrying value of the property, plant and equipment of this hotel both as of September 30,

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2003 and December 31, 2002 was $1.5 million; related long-term debt approximated $1.7 million both as of September 30, 2003 and December 31, 2002. Total revenues were $0.8 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     On November 12, 2003, the Company closed on the sale of its North Miami hotel. The hotel was sold for $3.3 million and is included in the accompanying Condensed Consolidated Financial Statements as an asset held for sale. Revenues for this hotel were $0.4 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The carrying value of the property, plant and equipment for this hotel as of September 30, 2003 was $2.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business Summary

     Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States. At September 30, 2003, Lodgian managed a portfolio of 97 hotels (18,265 rooms located in 30 states and Canada). The portfolio included 92 hotels which were wholly-owned, four in which the Company had a controlling financial interest and exercised control and one in which the Company had a minority equity interest. All of the hotels are owned in operating subsidiaries or other legal entities.

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

     Of the Company’s 97 hotel portfolio, 82 are Crowne Plaza, Holiday Inn and Marriott brand hotels and ten are affiliated with six other nationally recognized hospitality brands. The Company’s strong brand affiliations bring many benefits in terms of guest loyalty and market share premiums.

Chapter 11 proceedings

     As previously discussed in the Notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code on December 20, 2001, in the Southern District of New York. The Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease.

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

Discontinued operations

     Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. The assets, liabilities and results of operations of these nine hotels are reported in Discontinued Operations as of and for the three and nine months ended September 30, 2003 and 2002. Due primarily to the application of fresh start accounting in November 2002, in which these and other assets were adjusted to their respective fair values, there was no gain or loss on this transaction.

     In addition, in June 2003, the Company embarked on a plan to sell 14 hotels, 3 land parcels and an office building. Five additional hotels were identified for sale (four during the third quarter of 2003 and one in October 2003). The strategy to sell these assets is part of management’s plans to:

•	pay down the Lehman Financing by at least $20 million to minimize interest costs (see Note 8 to the Condensed Consolidated Financial Statements presented elsewhere in this report);

•	provide additional funding for the Company’s capital expenditure program to comply with franchisor requirements and improve brand quality; and

•	dispose of certain hotels which are performing below the standard set by management for the entire portfolio.

     In connection with this strategy, where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques. The impairment charges recorded during the nine months ended September 30, 2003 related to 6 hotels and 2 land parcels and approximated $5.1 million ($1.7 million for the three months ended September 30, 2003). Where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. Management classifies an asset as held for sale if it expects to dispose of it within one year. While the completion of these dispositions is probable, the sale of these assets is subject to market conditions and there can be no assurance that the Company will finalize the sale of any or all of these assets. In accordance with SFAS No. 144, the results of operations of all assets identified as held for sale (including the related impairment charges) are reported in Discontinued Operations for the three and nine months ended September 30, 2003 and 2002. The assets held for sale and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheet as of September 30, 2003, included in “Item 1. Financial Statements.”

     As previously discussed, in October 2003, management committed to a plan to sell one additional hotel. Though there can be no assurance, management plans to dispose of this hotel within the next year, if the market permits. This hotel is included in the Condensed Consolidated Financial Statements, presented elsewhere in this report, as an asset held for use. The net carrying value of the property, plant and equipment of this hotel both as of September 30, 2003 and December 31, 2002 was $1.5 million; related long-term debt approximated $1.7 million both as of September 30, 2003 and December 31, 2002. Total revenues were $0.8 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     On November 12, 2003, the Company closed on the sale of its North Miami hotel. The hotel was sold for $3.3 million and is included in the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, as an asset held for sale. Revenues for this hotel were $0.4 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The carrying value of the property, plant and equipment for this hotel as of September 30, 2003 was $2.3 million.

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

•	Risks associated with the Company’s ability to maintain its existing franchise affiliations which could affect the Company’s revenue generating capabilities;

•	The impact of potential litigation and/or governmental inquiries and investigations involving the Company;

•	The effect of competition and the economy on the Company’s ability to maintain margins on existing operations, including uncertainties relating to competition;

•	The Company’s ability to generate sufficient cash flows from operations to meet its obligations;

•	The effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions;

•	Risks associated with reductions in hotel values which are dependent upon the successful operation of the hotels;

•	Risks associated with increases in the cost of debt;

•	Risks associated with the holders of the Company’s common stock exercising significant control over the Company and selling large blocks of shares;

•	Risks associated with the Company’s ability to meet the continuing listing requirements of the American Stock Exchange;

•	Risks associated with self-insured claims escalating beyond expectations;

•	Risks associated with the Company’s ability to comply with the terms of its loan agreements;

•	Risks associated with the Company’s short operating history since the effective date of its Joint Plan of Reorganization;

•	Risks associated with environmental, state and federal regulations;

•	Risks associated with normal collective bargaining contract negotiations;

•	Risks associated with the Company’s high level of encumbered assets which could affect its ability to access additional working capital; and

•	Risks as a result of the short time that the public market for the Company’s new securities has existed.

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

     Presented in the tables below are hotel data, by category (first table) and by geographic region (second table) for the three and nine months ended September 30, 2003 and 2002 (shown for those hotels owned as of September 30, 2003):

		Capital expenditure	Three months ended		Nine months ended
		Nine months ended
		September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Upper Upscale		(in thousands $)	Successor	Predecessor	Successor	Predecessor
Number of properties	- continuing	$12,545	4	4	4	4
Number of rooms			825	825	825	825
Occupancy			62.9%	69.8%	60.7%	67.4%
Average daily rate			$90.69	$93.58	$90.74	$94.01
RevPAR			$57.01	$65.32	$55.09	$63.32
Upscale
Number of properties	- continuing	1,792	18	18	18	18
Number of rooms			3,156	3,156	3,156	3,156
Occupancy			66.7%	67.6%	67.1%	68.4%
Average daily rate			$80.54	$80.42	$83.16	$83.77
RevPAR			$53.75	$54.39	$55.79	$57.29
Midscale with Food & Beverage
Number of properties	- continuing	7,756	44	43	44	43
	- discontinued	818	15	16	15	16
Number of rooms			11,805	11,655	11,805	11,655
Occupancy			64.7%	63.8%	58.8%	60.3%
Average daily rate			$72.93	$72.94	$71.26	$71.31
RevPAR			$47.19	$46.53	$41.91	$43.03
Midscale without Food & Beverage
Number of properties	- continuing	2,149	9	8	9	8
	- discontinued	33	1	—	1	—
Number of rooms			1,282	1,047	1,282	1,047
Occupancy			58.1%	57.6%	54.2%	58.4%
Average daily rate			$57.04	$54.50	$57.70	$56.21
RevPAR			$33.12	$31.41	$31.25	$32.81
Independent Hotels
Number of properties	- continuing	1,577	3	5	3	5
	- discontinued	1,463	2	2	2	2
Number of rooms			957	1,342	957	1,342
Occupancy			37.0%	51.5%	40.0%	46.2%
Average daily rate			$66.83	$66.65	$71.80	$74.08
RevPAR			$24.73	$31.13	$28.69	$34.22
All Hotels
Number of properties	- continuing	25,819	78	78	78	78
	- discontinued	2,314	18	18	18	18
Number of rooms			18,025	18,025	18,025	18,025
Occupancy			63.0%	63.1%	59.0%	60.9%
Average daily rate			$73.92	$74.07	$73.68	$74.23
RevPAR			$46.59	$46.74	$43.49	$45.20

The categories in the table above are based on the Smith Travel Research Chain Scales and are defined as:
Upper Upscale: Hilton and Marriott
Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn
Midscale with Food & Beverage: Clarion, Doubletree Club, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn
Midscale without Food & Beverage: Fairfield Inn and Holiday Inn Express

		Capital expenditure	Three months ended		Nine months ended
		Nine months ended
		September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Northeast Region		(in thousands $)	Successor	Predecessor	Successor	Predecessor
Number of properties	- continuing	$5,763	29	29	29	29
	- discontinued	192	7	7	7	7
Number of rooms			6,771	6,771	6,771	6,771
Occupancy			70.9%	71.8%	62.4%	64.2%
Average daily rate			$82.75	$80.60	$80.30	$78.78
RevPAR			$58.70	$57.85	$50.08	$50.60
Southeast Region
Number of properties	- continuing	5,536	26	26	26	26
	- discontinued	1,737	8	8	8	8
Number of rooms			5,794	5,794	5,794	5,794
Occupancy			58.8%	57.5%	58.0%	58.5%
Average daily rate			$66.68	$67.00	$67.39	$68.81
RevPAR			$39.20	$38.53	$39.08	$40.22
Midwest Region
Number of properties	- continuing	10,340	16	16	16	16
	- discontinued	385	3	3	3	3
Number of rooms			4,141	4,141	4,141	4,141
Occupancy			56.3%	56.9%	53.6%	57.1%
Average daily rate			$67.82	$71.23	$68.90	$71.37
RevPAR			$38.15	$40.51	$36.96	$40.76
West Region
Number of properties	- continuing	4,180	7	7	7	7
Number of rooms			1,319	1,319	1,319	1,319
Occupancy			62.4%	62.8%	63.2%	66.5%
Average daily rate			$69.66	$72.23	$78.25	$80.28
RevPAR			$43.47	$45.33	$49.45	$53.36
All Hotels
Number of properties	- continuing	25,819	78	78	78	78
	- discontinued	2,314	18	18	18	18
Number of rooms			18,025	18,025	18,025	18,025
Occupancy			63.0%	63.1%	59.0%	60.9%
Average daily rate			$73.92	$74.07	$73.68	$74.23
RevPAR			$46.59	$46.74	$43.49	$45.20

The regions in the table above are defined as:
Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia
Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee
Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas
West: Arizona, California, Colorado, New Mexico

     In addition to categorizing its hotels by categories and by regions, management also classifies its hotels as “stabilized” and “non-stabilized.” Management defines stabilized hotels as those hotels included in the Company’s portfolio on September 30, 2003 which:

•	were not held for sale (as of September 30, 2003);

•	were not undergoing major renovation during 2002 or 2003 (major renovation is defined as a renovation which in the aggregate exceeded $5,000 per room); or

•	were not subject to flag changes during 2002 or 2003.

Room data for the stabilized hotels were as follows:

	Capital expenditure	Three months ended		Nine months ended
	Nine months ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(in thousands $)	Successor	Predecessor	Successor	Predecessor
Number of properties	$5,156	59	59	59	59
Number of rooms		10,723	10,723	10,723	10,723
Occupancy		68.2%	68.6%	64.8%	66.4%
Average daily rate		$75.95	$76.76	$75.91	$76.94
RevPAR		$51.81	$52.67	$49.15	$51.07

     Revenues. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service, hotel catering and meeting room rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking. Approximately 75% of total revenues are derived from guest room rentals. Transient demand generally accounts for approximately 70% of guest room rentals, group demand makes up approximately 23% while contract demand accounts for the remaining 7%.

     Operating Expenses. Operating expenses are comprised of direct expenses; general, administrative and other expenses; and depreciation and amortization. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to hotel operations. These expenses are variable with available rooms and occupancy, but contain fixed components. General, administrative and other expenses primarily represent property level expenses related to general operations such as marketing, utilities, repairs and maintenance and other property administrative costs. General, administrative and other expenses also include corporate overhead (such as accounting services, legal and professional fees, information technology and executive management) which are generally fixed. Also included in general, administrative and other expenses for the three and nine months ended September 30, 2003 are expenses relating to post-emergence Chapter 11 activities.

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

     At September 30, 2003, the Company managed a portfolio of 97 hotels. Of the 97 hotels, 92 were wholly-owned, four were owned in joint venture partnerships in which the Company had a controlling financial interest and exercised control and one was owned in a joint venture partnership in which the Company had a minority equity interest.

     At September 30, 2002, the Company managed a portfolio of 106 hotels. Of the 106 hotels, 101 were wholly-owned, four were owned in joint venture partnerships in which the Company had a 50% or greater financial interest and one was owned in a joint venture partnership in which the Company had a minority equity interest.

     Except for the hotel in which the Company had a minority equity interest (which is accounted for using the equity method of accounting), the assets, liabilities and results of operations of all the hotels are included in the Condensed Consolidated Financial Statements, included I “Item 1. Financial Statements.”

     Reported in Continuing Operations for the three and nine months ended September 30, 2003, are 78 of the 97 hotels; 18 hotels are included in Discontinued Operations along with 3 land parcels and one office building; one hotel is not consolidated.

     Reported in Continuing Operations for the three and nine months ended September 30, 2002, are 78 of the 106 hotels; 27 hotels are included in Discontinued Operations along with 3 land parcels and one office building; one hotel is not consolidated. The reduction in hotels from 106 to 97 is a result of the return of eight hotels to the lender and one hotel to the lessor of a capital lease in January 2003.

Three Months Ended September 30, 2003 (“Third Quarter 2003”) Compared to the Three Months Ended September 30, 2002 (“Third Quarter 2002”) and Nine Months Ended September 30, 2003 (“2003 Period”) Compared to the Nine Months Ended September 30, 2002 (“2002 Period”)

Continuing Operations -

     Revenues

     Third Quarter 2003 compared to Third Quarter 2002

     Revenues for the 78 hotels reported in Continuing Operations were $82.6 million for the Third Quarter 2003, a 2.2% decrease from revenues of $84.5 million for the Third Quarter 2002. RevPAR for these hotels was $48.51 and $49.36 for the Third Quarter 2003 and the Third Quarter 2002, respectively, a decline of 1.7%. This decrease was due to declines in both occupancy (declined by 0.9%) and ADR (declined by 0.8%). Though there was some rebound in the economy in the Third Quarter 2003, full recovery to previous travel patterns was still not realized. Also, the Company’s revenues suffered from the large scale renovations which were being performed at some of its hotels, particularly three of the four hotels in the upper upscale category. Stabilized RevPar for the Third Quarter 2003 was $51.81 compared with Stabilized RevPar for the Third Quarter 2002 of $52.67, a decline of 1.6%. Stabilized RevPar represents RevPar for the group of hotels which were not under renovation in 2002 or 2003, were not subject to flag changes in 2002 or 2003 and were not held for sale at September 30, 2003.

     2003 Period compared to 2002 Period

     The factors described above also affected revenues for the 78 hotels reported in Continuing Operations for the 2003 Period. Revenues for these hotels for the 2003 Period were $239.6 million, a 4.7% decrease from revenues of $251.3 million for the 2002 Period. RevPAR for these hotels was $46.23 and $48.27 for the 2003 Period and the 2002 Period, respectively, a decline of 4.3%. This decrease was due to declines in both occupancy (declined by 3.1%) and ADR (declined by 1.2%). Stabilized RevPar (defined above) for the 2003 Period was $49.15 compared with Stabilized RevPar for the 2002 Period of $51.07, a decline of 3.8%.

Direct Operating Expenses

     Third Quarter 2003 compared to Third Quarter 2002

     Direct operating expenses for the 78 hotels reported in Continuing Operations were $32.1 million (38.9% of direct revenues) for the Third Quarter 2003 and $32.5 million (38.5% of direct revenues) for the Third Quarter 2002. The 1.2% decrease was primarily driven by the reduction in variable expenses related to the reduction in revenues. Direct operating expenses as a percentage of revenues were higher in the Third Quarter 2003 than they were in the Third Quarter 2002 as result of lower margins in the rooms and telephone departments where expenses could not be reduced proportionately with revenues, due to fixed expenses or the need to maintain a minimum level of service. In the Third Quarter 2003, rooms expenses represented 28.3% of room revenues compared with 27.4% in the Third Quarter 2002. Telephone expenses represented 91.9% of telephone revenues in the Third Quarter 2003 whereas in the Third Quarter 2002, they represented 74.5%.

     2003 Period compared to 2002 Period

     Also primarily driven by the reduction in revenues, direct operating expenses for the 2003 Period for the 78 hotels reported in Continuing Operations decreased by $3.4 million (3.5%), from $96.1 million (38.2% of direct revenues) in the 2002 Period to $92.7 million (38.7% of direct revenues) in the 2003 Period. As in the Third Quarter 2003, direct operating expenses as a percentage of revenues were higher in the 2003 Period than they were in the 2002 Period as result of lower margins in the rooms and telephone departments where expenses could not be reduced proportionately with revenues, due to fixed expenses or the need to maintain a minimum level of service. In the 2003 Period, rooms expenses represented 28.2% of room revenues compared with 27.0% in the 2002 Period. Telephone expenses represented 86.7% of telephone revenues in the 2003 Period whereas in the 2002 Period, they represented 70.9%.

General, administrative and other expenses

     Third Quarter 2003 compared to Third Quarter 2002

     General, administrative and other expenses were $34.2 million for the Third Quarter 2003 and $32.5 million for the Third Quarter 2002. Contributing to this increase of $1.7 million were insurance ($0.5 million), utilities ($0.4 million), and repairs and maintenance ($0.3 million). Post-emergence expenses of $0.3 million related to the Chapter 11 filing for the 78 hotels that emerged from Chapter 11 in November 2002 and the nine properties that were disposed of in early January 2003 also contributed to the increase in general, administrative and other expenses. Post-emergence expenses include legal and professional fees related to the claims reconciliation process as well as fees payable to the United States Trustee of the Department of Justice, which are required as part of the reorganization process. These expenses were reported as reorganization items for the Third Quarter 2002.

     2003 Period compared to 2002 Period

     General, administrative and other expenses were $104.7 million for the 2003 Period, an increase of $6.2 million over the 2002 Period ($98.5 million). Insurance, utilities, ground rent, property and other taxes and severance payments accounted for increases of $1.9 million, $1.4 million, $0.4 million, $0.1 million and $0.8 million, respectively. In addition, post-emergence expenses of $3.6 million contributed to the increase in general, administrative and other expenses. These increases were partially offset by reduced property level general and administrative expenses, franchise fees and equipment rentals which decreased $1.3 million in aggregate, primarily as a result of the decline in revenues. The remaining decrease is primarily due to a decrease in corporate overhead which are related to efforts made to reduce legal and professional fees, rental of office space and other corporate overhead.

Depreciation and amortization expense

     As a result of the write-down of fixed assets recorded on the implementation of fresh start reporting on November 22, 2002, depreciation for both the Third Quarter 2003 and the 2003 Period were lower than the equivalent periods in 2002.

     Third Quarter 2003 compared to Third Quarter 2002 — Depreciation and amortization expense was $7.7 million in the Third Quarter 2003 and $12.1 million in the Third Quarter 2002.

     2003 Period compared to 2002 Period — Depreciation and amortization expense was $22.8 million in the 2003 Period and $34.6 million in the 2002 Period.

Preferred stock dividends

     Preferred dividends represent the dividends due on November 21, 2003 on the Company’s Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”). The Preferred Stock was issued upon the Company’s emergence from Chapter 11. Pursuant to SFAS No. 150, the dividends accrued from the date of adoption (July 1, 2003 for the Company) are reported in interest expense while the dividends accrued for the pre-adoption period (January 1, 2003 to June 30, 2003) are reflected as deductions from retained earnings. Dividends accrued for the Third Quarter 2003 were $4.0 million; dividends accrued for the period January 1, 2003 to June 30, 2003 were $7.6 million.

Interest expense (excluding preferred stock dividends)

     The table below shows the composition of interest expense (continuing and discontinued operations):

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

		(Unaudited in thousands)
	Successor	Predecessor	Successor	Predecessor
Continuing operations:
Interest expense, reported	$7,692	$8,386	$20,962	$24,214
Less amortization of loan fees	(1,217)	—	(2,588)	—

	6,475	8,386	18,374	24,214

Discontinued operations:
Interest expense, reported	1,293	121	2,521	370
Less amortization of loan fees	(394)	—	(617)	—

	899	121	1,904	370

Total interest expense, net of capitalized interest, without amortization of loan fees	$7,374	$8,507	$20,278	$24,584

     Third Quarter 2003 compared to Third Quarter 2002 — Interest expense (continuing and discontinued operations) was $7.4 million in the Third Quarter 2003 compared to $8.5 million for the Third Quarter 2002. Amortization of financing fees was nil for the Third Quarter 2002 since there were no deferred loan fees in the Third Quarter 2002. The reduction in interest expense was primarily attributable to a reduction in the cost of debt offset by interest costs in relation to the Lehman Financing. Average LIBOR was 1.125% and 1.79% for the Third Quarter 2003 and Third Quarter 2002, respectively, and the interest spread on the Company’s variable rate debt was approximately 2% less than it was during 2002. The reduction in interest expense due to reductions in interest rates was offset by an increase of approximately $1.8 million of interest expense related to the Lehman Financing which replaced debt on which the Company paid no interest between December 20, 2001 and May 22, 2003. With Bankruptcy Court approval, the Company had ceased paying interest on certain of its debts while it was in Chapter 11. Increases in capitalized interest costs ($0.3 million) also contributed to the reduction in interest expense. The increase in capitalized interest costs is a result of higher renovation activity.

     2003 Period compared to 2002 Period — Interest expense (continuing and discontinued operations) was $20.3 million in the 2003 Period and $24.6 million in the 2002 Period. Amortization of financing fees was $2.6 million in the 2003 Period (nil for the 2002 Period). The reduction in interest expense was primarily attributable to a reduction in the cost of debt offset by interest costs in relation to the Lehman Financing. Average LIBOR was 1.42% and 2.05% for the 2003 Period and the 2002 Period, respectively. Also, the interest spread on the Company’s variable rate debt was approximately 2% less than it was during the 2002 Period. In addition, capitalized interest costs for the 2003 Period increased $0.5 million over the 2002 Period. The reduction in interest expense due to reductions in interest rates and increases in capitalized interest costs were offset by an increase of approximately $2.2 million of interest expense related to the Lehman Financing which replaced debt on which the Company paid no interest between December 20, 2001 and May 22, 2003. With Bankruptcy Court approval, the Company ceased paying interest on certain of its debts while it was in Chapter 11.

Interest income and other

     Interest income and other for the 2002 Period consisted primarily of gain on extinguishment of debt of $4.4 million. This gain related to a discharge of indebtedness (principal plus accrued interest) in respect of Macon Hotel Associates (a subsidiary of the Company) as a result of a Satisfaction and Release Agreement between Macon Hotel Associates and one of its lenders. The remaining portion of interest income and other for the 2002 Period consists of interest income of $0.5 million which was higher in the 2002 Period than the interest for the 2003 Period as a result of interest on excess cash accumulated while the Company was in Chapter 11. Interest income for the 2003 Period was $0.2 million.

Reorganization items

     For the 2003 Period, reorganization items included only those Chapter 11 legal and professional costs directly attributable to the Impac Debtors, prior to their emergence from Chapter 11 on May 22, 2003, as well as extension fees paid to the secured lender of the Impac Debtors pursuant to the settlement agreement. For the Third Quarter 2002 and the 2002 Period, the Company recorded all costs incurred as a result of the Chapter 11 filing (mainly legal and professional fees) as reorganization items.

     Third Quarter 2003 compared to Third Quarter 2002 — Reorganization items were $3.4 million for the Third Quarter 2002 (nil for the Third quarter 2003 since all entities emerged from Chapter 11 prior to the Third quarter 2003).

     2003 Period compared to 2002 Period — Reorganization items were $2.0 million for the 2003 Period compared to $11.2 million for the 2002 Period.

Minority interests

     Minority interests relate to the minority share of income or loss of certain joint venture partnerships and are related to the operating results of the respective hotels.

     Third Quarter 2003 compared to Third Quarter 2002 — The portion of losses attributable to the minority partners was $99,000 and $1.3 million for the Third Quarter 2003 and the Third Quarter 2002, respectively.

     2003 Period compared to 2002 Period — The portion of income attributable to the minority partners was $118,000 for the 2003 Period and the portion of losses attributable to the minority partners for the 2002 Period was $17,000.

Discontinued Operations

     As discussed above, reported in Discontinued Operations for the three and nine months ended September 30, 2003, are 18 hotels, 3 land parcels and one office building and reported in Discontinued Operations for the three and nine months ended September 30, 2002, are 27 hotels along with 3 land parcels and one office building. The reduction in the hotels reported in this category, from 27 to 18, is a result of the return of eight hotels to the lender and one hotel to the lessor of a capital lease in January 2003. The loss from Discontinued Operations for the Third Quarter 2003 was $0.6 million and the loss for the Third Quarter 2002 was $1.6 million. For the 2003 Period and 2002 Period, the loss was $7.4 million and $6.8 million, respectively. The Condensed Combined Statement of Operations for the properties classified in Discontinued Operations is presented below along with a discussion of the changes between the periods.

		Three months ended		Nine months ended

		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

			(Unaudited in thousands)
		Successor	Predecessor	Successor	Predecessor
Revenues:
Rooms		$14,012	$17,923	$35,170	$49,216
Food and beverage		2,789	4,144	8,094	12,500
Other		519	777	1,552	2,411

	(1)	17,320	22,844	44,816	64,127

Operating expenses:
Direct:
Rooms		3,872	5,491	10,388	15,397
Food and beverage		2,264	3,447	6,411	10,134
Other		379	570	1,126	1,735

	(2)	6,515	9,508	17,925	27,266

		10,805	13,336	26,891	36,861
General, administrative and other	(3)	8,165	10,442	23,515	30,547
Depreciation and amortization	(4)	274	3,385	3,160	9,819
Impairment of long-lived assets	(5)	1,680	—	5,128	—

Other operating expenses		10,119	13,827	31,803	40,366

		686	(491)	(4,912)	(3,505)
Interest expense	(6)	(1,293)	(121)	(2,521)	(370)

Loss before income taxes and reorganization items		(607)	(612)	(7,433)	(3,875)
Reorganization items	(7)	—	(1,025)	—	(2,970)

Loss before income taxes		(607)	(1,637)	(7,433)	(6,845)
Provision for income taxes		—	—	—	—

Net loss		$(607)	$(1,637)	$(7,433)	$(6,845)

(1)	The reduction in revenues was due primarily to the return of 8 properties to the lenders and one property to the lessor of a capital lease in January 2003. Total revenues for these 9 properties were $6.0 million for the Third Quarter 2002 and $17.5 million for the 2002 Period (revenues for these properties were immaterial during 2003). The remaining group of 18 properties benefited from the slight rebound in the industry in the Third Quarter 2003 and recorded a 3.0% increase in revenues for the quarter but a 3.9% reduction in revenues for the 2003 Period. This reduction in revenues was due to the same factors discussed above with respect to revenues from Continuing Operations.

(2)	The reduction in direct operating expenses was primarily related to the reduction in revenues but was also impacted by higher margins in the rooms and food and beverage departments.

(3)	General, administrative and other expenses for the Third Quarter 2003 were $2.3 million lower than the Third Quarter 2002. The elimination of the 9 properties from the portfolio caused a reduction of $2.9 million which was offset by higher property level expenses (franchise fees, utilities, insurance and advertising and promotion contributed an aggregate $0.5 million to the increase). General, administrative and other expenses for the 2003 Period were $7.0 million lower than the 2002 Period. The elimination of the 9 properties from the portfolio caused a reduction of $8.5 million which was offset by higher property level expenses (franchise fees, utilities, insurance and advertising and promotion contributed an aggregate $1.2 million to the increase).

(4)	Depreciation and amortization for the Third Quarter 2003 decreased $3.1 million compared to the Third Quarter 2002. For the 2003 Period, depreciation and amortization decreased $6.7 million compared with the 2002 Period. Of these reductions, the elimination of the 9 properties from the portfolio accounted for $1.1 million and $2.7 million, respectively. The remaining reductions were due to the reduction in the carrying values of fixed assets which occurred upon the implementation of fresh start accounting on November 22, 2002.

(5)	The impairment of long-lived assets ($1.7 million and $5.1 million recorded during the Third Quarter 2003 and the 2003 Period, respectively) was recorded to reduce the carrying values of six hotels and two land parcels to their estimated selling prices less estimated costs to sell. In accordance with SFAS No. 144, where the estimated selling prices exceeded the carrying values, no gains were recorded.

(6)	Interest expense for the Third Quarter 2003 increased $1.2 million compared to the Third Quarter 2002. For the 2003 Period, interest expense increased by $2.2 million compared with the 2002 Period (refer to the discussion in continuing operations above).

(7)	Reorganization expenses were $1.0 million and $3.0 million for the Third Quarter 2002 and the 2002 Period. For the Third Quarter 2002 and the 2002 Period, the Company recorded all costs incurred as a result of the Chapter 11 filing (mainly legal and professional fees) as reorganization items.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

     In accordance with generally accepted accounting principles (GAAP), property, plant and equipment are depreciated over their estimated useful lives and deferred loan and franchise fees are amortized over the lives of the applicable loan and franchise period, respectively. Depreciation and amortization (which are non-cash items) represent significant expenses for the Company as a result of the high proportion of the Company’s assets which are represented by long-lived assets (property, plant and equipment represent approximately 78.3% of total assets while deferred financing and franchise fees represent approximately 2.3% of total assets). Management, therefore, believes that EBITDA provides pertinent information to investors as an additional indicator of the Company’s performance, its capacity to incur and service debt, and its capacity to fund capital expenditures and expansion. EBITDA is also a widely regarded industry measure of lodging performance used in the assessment of hotel property values. EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP.

     The following table presents EBITDA (a non-GAAP measurement) for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 and provides a reconciliation with net loss (a GAAP measure).

	(Unaudited in thousands)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	Successor	Predecessor	Successor	Predecessor
Continuing:
Loss — continuing operations	$(3,039)	$(2,920)	$(7,737)	$(8,679)
Depreciation and amortization	7,707	12,084	22,765	34,633
Interest income and other	(113)	(176)	(321)	(4,865)
Interest expense	7,692	8,386	20,962	24,214
Preferred stock dividends	4,027	—	4,027	—
Minority interests	(99)	(1,348)	118	(17)
Provision for income taxes — continuing operations	76	76	227	227

EBITDA	$16,251	$16,102	$40,041	$45,513

All (continuing & discontinued):
Net loss	$(3,646)	$(4,557)	$(15,170)	$(15,524)
Depreciation, amortization and impairment of long-lived assets	9,661	15,469	31,053	44,452
Interest income and other	(113)	(176)	(321)	(4,865)
Interest expense	6,399	8,386	20,962	24,214
Preferred stock dividends	4,027	—	4,027	—
Minority interests	(99)	(1,348)	118	(17)
Provision for income taxes — continuing operations	76	76	227	227

EBITDA	$16,305	$17,850	$40,896	$48,487

     EBITDA, as presented above, is after the deduction of expenses relating to the Chapter 11 proceedings (incurred during and after the proceedings). For the Third Quarter 2003 and 2002, these expenses were, respectively, $0.3 million (reported in general, administrative and other) and $3.4 million (reported in reorganization items). For the 2003 Period and the 2002 Period, these expenses approximated $5.6 million and $11.2 million, respectively. Of the $5.6 million for the 2003 Period, $2.0 million was incurred during the Chapter 11 proceedings (reported in reorganization items) and $3.6 million was incurred after the Chapter 11 proceedings (included in general, administrative and other).

Liquidity and Capital Resources

     As more fully discussed above, the Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization on November 5, 2002 and on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11.

     Pursuant to the terms of the Joint Plan of Reorganization, eight wholly-owned hotels were returned to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. As a result of the surrender of these nine hotels, long-term debt approximating $15.9 million was extinguished. The results of operations for these nine hotels have been included in Discontinued Operations in the Condensed Consolidated Statements of Operations.

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

     Debt, contractual obligations and licenses:

     Set forth below, by debt pool, is a summary of the Company’s long-term debt along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize the long-term debt.

		September 30, 2003

	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net	obligations	Rates

Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Senior			$216,684	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			83,524	LIBOR plus 8.2546%
				(through November 30, 2003)
Merrill Lynch Mortgage Lending, Inc. — Total	56	411,215	300,208
Computer Share Trust Company of Canada	1	13,617	7,245	7.88%
Lehman financing:
Lehman Brothers Holdings, Inc. — May 22, 2003	18	74,808	79,746	Higher of LIBOR plus 5.25% or 7.25%
Working capital loan:
OCM Real Estate Opportunities Fund II — Revolver	—	4,320	2,000	10.00%
Other financing:
Column Financial, Inc. — January 1, 1995	9	62,132	27,824	10.59%
Lehman Brothers Holdings, Inc. — June 30, 1997	5	38,504	23,517	$16,576 at 9.40%; $6,941 at 8.90%
JP Morgan Chase Bank	2	9,174	10,771	7.25%
DDL Kinser	1	3,228	2,408	8.25%
First Union Bank	1	4,343	3,371	9.38%
Column Financial, Inc. — June 6, 1995	1	5,577	9,037	9.45%
Column Financial, Inc. — January 1, 1995	1	6,186	3,238	10.74%
Robb Evans, Trustee	1	11,433	7,105	Prime plus 0.25%

	21	140,577	87,271

	96	644,537	476,470	6.33%
Long-term debt — other:
Deferred credits			5,481
Deferred rent on a long-term ground lease			2,465
Unsecured notes	—	—	770
Other			214

	—	—	8,930

Property, plant and equipment — other	—	5,887	—

	96	650,424	485,400
Held for sale	(18)	(70,532)	(55,284)

	78	$579,892	$430,116

     Substantially all of the Company’s property and equipment are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

     The table below provides an indication of the effect that these obligations will have on short-term and long-term liquidity:

	Long-term	Maturities (1)
	obligations
	September 30, 2003	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Senior	$216,684	$3,068	$213,616	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Mezzanine	83,524	1,182	82,342	—	—	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	300,208	4,250	295,958	—	—	—	—
Computer Share Trust Company of Canada	7,245	208	227	245	265	6,300	—
Lehman financing:
Lehman Brothers Holdings, Inc. — May 22, 2003	79,746	1,104	78,642	—	—	—	—
Working capital loan:
OCM Real Estate Opportunities Fund II — Revolver	2,000	2,000	—	—	—	—	—
Other financing:
Column Financial, Inc. — January 1, 1995	27,824	2,184	2,426	2,696	2,996	3,329	14,193
Lehman Brothers Holdings, Inc. — June 30, 1997	23,517	468	513	562	21,974
JP Morgan Chase Bank	10,771	520	560	603	652	705	7,731
DDL Kinser	2,408	96	2,312	—	—	—	—
First Union Bank	3,371	48	53	59	3,211	—	—
Column Financial, Inc. — June 6, 1995	9,037	389	427	469	516	566	6,670
Column Financial, Inc. — January 1, 1995	3,238	133	149	165	184	205	2,402
Robb Evans, Trustee	7,105	7,105	—	—	—	—	—

	87,271	10,943	6,440	4,554	29,533	4,805	30,996

	476,470	18,505	381,267	4,799	29,798	11,105	30,996
Long-term debt — other	8,930	392	4,729	302	261	227	3,019

	485,400	18,897	385,996	5,101	30,059	11,332	34,015
Held for sale	(55,284)	(774)	(54,510)	—	—	—	—

	$430,116	$18,123	$331,486	$5,101	$30,059	$11,332	$34,015

			(2)

(1)	Years 1 to 5 are for periods commencing on October 1 and ending on September 30.

(2)	As more fully discussed below this table, optional extensions are available on 97% of the debt due in year 2.

     Exit financing:

     On emergence from Chapter 11 on November 25, 2002, the Company received exit financing of $309.0 million comprised of three separate components as follows:

•	Senior debt of $224.0 million from Merrill Lynch Mortgage Lending, Inc. (“Merrill”), accruing interest at the rate of LIBOR plus 2.2442%, secured by, among other things, first mortgage liens on the fee simple or leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million from Merrill, accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the Senior Debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007, accruing interest at the rate of 7.879% secured by a mortgage on the Windsor property.

     In March 2003, as permitted by the terms of the Senior and Mezzanine debt agreements, Merrill exercised the right to “resize” the Senior and Mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the Senior Debt was decreased from $223.5 million (initially $224.0 less $0.5 million of principal payments) to $218.1 million, and the initial principal amount of the Mezzanine Debt was increased from $78.7 million to $84.1 million. Though the blended interest rate on the Merrill debt remained at LIBOR plus 4% at the date of the resizing, the interest rate on the Senior debt was modified to LIBOR plus 2.36% and the interest rate on the Mezzanine debt was modified to LIBOR plus 8.2546%. The interest rate on the Mezzanine debt will, however, increase to 8.7937% after November 30, 2003.

     The Senior and Mezzanine debt mature in November 2004. There are, however, three one-year options to renew which could extend the facility for an additional three years. The first option to extend the maturity date of the Senior and Mezzanine debt by up to one year (i.e. to November 2005) is available as long as no events of default occur in respect of the payment of principal, interest and other required payments. The second and third extension terms are available only if no events of default (as defined by the agreement) exist and are subject to minimum Debt Service Coverage Ratio and Debt Yield requirements (as defined). Payments of principal and interest on all three portions of the facility are due monthly; however, the principal payments on the Senior and Mezzanine debt may be deferred during the first twelve months of the agreement.

     The Senior and Mezzanine debt agreements provide that when either the Debt Yield (as defined) for the trailing 12-month period is below 12.75% during the first year of the loan ending November 2003 (13.25% and 13.5% during the second and third years, respectively) or the Debt Service Coverage Ratio (as defined) is below 1.20, excess cash flows (after payment of operating expenses, management fees, required reserves, principal and interest) produced by the 56 properties must be deposited in a special deposit account. These funds cannot be transferred to the parent company, but can be used for capital expenditures on these properties with lender’s approval, or for principal and interest payments. Funds placed into the special deposit account are released to the borrowers when the Debt Yield and the Debt Service Coverage Ratio are sustained above the minimum requirements for three consecutive months. At March 31, 2003, the Debt Yield for the 56 properties fell below the 12.75% threshold and, therefore, the excess cash produced by the 56 properties was retained in the special deposit account. As of September 30, 2003, $0.3 million was being retained in the special deposit account (subsequently utilized for capital expenditure). As of September 30, 2003, the Debt Yield remained below the minimum requirements.

     Lehman financing:

     As previously discussed, on May 22, 2003, the Company completed an $80 million financing underwritten by Lehman Brothers Holdings, Inc. which was primarily utilized to settle debts secured by the eighteen hotels previously owned by Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. (both Lodgian subsidiaries). The Lehman Financing, provided to eighteen newly-formed subsidiaries (one for each hotel), is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opts for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable prior to the maturity date (May 22, 2005 or the new maturity date, if the Company opts for the extension). If, however, the Company makes one or more prepayments totaling at least $20 million in aggregate on or before March 1, 2004, the additional interest payable will be reduced to $3.6 million. Payments of principal and interest on the Lehman Facility are due monthly. If an event of default occurs, default interest, which equates to an additional 3.25%, is payable for the period of the default.

     Working capital/related party loan:

     On September 18, 2003, the Company drew down the full availability of $2.0 million under the revolver issued by OCM Real Estate Opportunities Fund II, L.P. (the “OCM Fund”). The loan is secured by two land parcels located in California and New Jersey, bears interest at the rate of 10% per annum and matures on May 1, 2004.

     Oaktree Capital Management, LLC (“Oaktree”) is the beneficial owner of 1,664,752 shares of the Company’s common stock including 1,578,611 shares owned by the OCM Fund. Oaktree is the general partner of the OCM Fund; accordingly, Oaktree may be deemed to beneficially own the shares owned by the OCM Fund.

     Russel S. Bernard, a Principal of Oaktree, and Sean F. Armstrong, a Managing Director of Oaktree, are also directors of Lodgian.

     Other financing:

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

     The Company through its wholly owned subsidiaries owes approximately $10.9 million under Industrial Revenue Bonds (“IRB’s”) issued on the Holiday Inn Lawrence, Kansas and Holiday Inn Manhattan, Kansas properties. The IRB’s require a minimum debt service coverage ratio (“DSCR”) (as defined), calculated as of the end of each calendar year. For the year ended December 31, 2002, the cash flows of the two properties were insufficient to meet the minimum DSCR requirements due in part to renovations that were being performed at the properties during 2002. The trustee of the IRB’s may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at less than $1 million. In the event a default is declared and not cured, the properties could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of not more than $1.0 million. Total revenues for these two hotels approximated $2.1 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively, and $6.0 million and $5.3 million for the nine months ended September 30, 2003 and 2002, respectively.

     On September 30, 2003, first mortgage debt of approximately $7.1 million of Macon Hotel Associates, L.L.C. (“MHA”) became due. The Company owns 60% of MHA, and MHA’s sole asset is the Crowne Plaza Hotel in Macon, Georgia. The lender has agreed to extend the term of the debt to December 31, 2003, while the Company explores alternative financing opportunities. However, there can be no assurance that the Company will complete a refinancing on or before the due date or that the lender will grant further extensions. If the Company is not able to refinance the debt and the lender does not grant further extensions, the property could be subject to foreclosure. Total revenues for the Crowne Plaza Hotel in Macon, Georgia were approximately $1.4 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $4.3 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively. The debt of approximately $7.1 million is included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet, included elsewhere in this Form 10-Q.

     12.25% Cumulative preferred shares subject to mandatory redemption

     On July 1, 2003, pursuant to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company reclassified its Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”) to the liability section of its Condensed Consolidated Balance Sheet and began presenting the related dividends in interest expense ($4.0 million for the three months ended September 30, 2003). Prior to the adoption of SFAS No. 150, the Company had presented the Preferred Stock between liabilities and equity in its Consolidated Balance Sheet (“mezzanine” section) and had reported the Preferred Stock dividend as a deduction from retained earnings. In accordance with SFAS No. 150, the prior periods have not been restated.

     The preferred stock consists of 5,000,000 shares with a par value of $0.01 (issued at $25.00 per share). The new preferred stock accumulates dividends at the rate of 12.25%, is cumulative and is compounded annually. The first dividend is payable on November 21, 2003 and is payable via the issuance of additional shares of preferred stock (fractional shares will be paid in cash). The number of shares to be issued, as dividends, on November 21, 2003 approximates 612,500 shares less the fractional shares (which will be paid in cash). Changes in the fair value of Lodgian’s common stock would not affect the settlement amounts. The board of directors will determine whether the dividends due November 21, 2004 and 2005 will be paid in cash or in kind via the issuance of additional shares of preferred stock. The preferred stock is subject to redemption at any time, at the Company’s option (including a premium during the first five years) and to mandatory redemption on November 21, 2012. If the preferred stock is redeemed during the first five years, the initial premium payable is 5%. This premium is reduced by 1% each succeeding year through 2007. This premium percentage would be applied against the preferred stock plus any dividends accrued but not paid. If the Company were to redeem the preferred stock on September 30, 2003, the amount payable would be $145.0 million (including the premium payable).

     Letters of credit:

     As of September 30, 2003, the Company had issued three irrevocable letters of credit totaling $4.9 million as guarantees to Zurich American Insurance Company, Donlen Fleet Management Services and U.S. Food Services. The Zurich letter of credit has since been reduced by $0.8 million and the U.S Food Services letter of credit has since been cancelled. As of November 11, 2003, the remaining two letters of credit totaled $3.6 million. These letters of credit will expire in November 2004 but may require renewal beyond that date. All letters of credit are backed by the Company’s cash (classified as restricted cash in the Condensed Consolidated Balance Sheet, included elsewhere in this Form 10-Q).

     Self-insurance:

     The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of September 30, 2003, the Company had approximately $9.6 million accrued for such liabilities.

     Licenses:

     The Company’s franchise, occupancy and liquor licenses are material to its business operations.

     Franchise licenses — The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor. Franchise licenses are generally granted for periods of between 10 to 20 years and are renewable at the expiration dates, subject to the achievement of certain quality and guest satisfaction standards. As of November 11, 2003, the Company had received termination notices from franchisors with respect to two properties (this does not include two hotels for which the Company has met all of the requirements to “cure” but has not received the cure letter from the franchisor). Though not in default, the Company was not in strict compliance with the terms of four other franchise agreements. In addition, default notices were received from a franchisor with respect to five hotels. For the default to be rescinded by the franchisor, these five hotels must continuously achieve certain minimum quality scores at each inspection (carried out every six months) over a two-year period. The Company met the requirements for the first two of these inspections. Notices from the franchisors primarily resulted from physical conditions being below brand standards. The Company is working with the franchisors to cure the default conditions and has a capital improvement program to address the capital improvements required by the franchisors, the re-branding of several hotels and general renovation projects intended to ultimately improve the operations of the hotels. Subject to availability of funds, the Company expects to spend approximately

$74.7 million in aggregate on all 97 hotels, during the two years ending December 2004. As of September 30, 2003, the Company had deposited approximately $16.1 million in escrow for such improvements.

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

     As part of the Impac Plan of Reorganization, the Company elected to reject its license agreement relating to its hotel in Cincinnati, Ohio and ceased operating this hotel as a Holiday Inn on May 23, 2003; the hotel is currently being operated as an independent hotel. In addition, the Company made the following franchise changes during 2003:

•	The previously independent hotel in Pensacola, Florida was converted to a Holiday Inn Express on April 4, 2003;

•	The previously independent hotel in Dothan, Alabama was converted to a Holiday Inn Express on May 23, 2003;

•	The former Holiday Inn — Dothan in Alabama was converted to a Quality Inn on May 23, 2003; and

•	The former independent hotel in Louisville, Kentucky was converted to a Clarion Hotel on June 2, 2003.

     Occupancy licenses — these are obtained prior to the opening of a hotel and may require renewal if there has been a major renovation. The loss of the occupancy license for an individual hotel could have a material adverse effect on the Company’s financial condition and results of operations if this relates to one of the larger hotels.

     Liquor licenses — these licenses are required for the hotels to be able to serve alcoholic beverages and are generally renewable annually. The loss of a liquor license for an individual hotel would not have a material adverse effect on the Company’s financial condition and results of operations.

     Liquidity:

     Operating activities:

     Operating activities (continuing operations only) generated $21.8 million for the 2003 Period compared to $34.3 million for the 2002 Period. This reduction is related to the elimination of significant current liabilities including accounts payable as a result of the settlement of liabilities subsequent to the Company’s emergence from Chapter 11.

     Investing activities:

     Investing activities (continuing operations) accounted for cash outlay of approximately $19.4 million for the 2003 Period compared with $18.6 million for the 2002 Period. Due primarily to large scale renovations performed at the Company’s hotels during 2003, expenditure on capital improvements totaled $26.1 million, $9.5 million higher than the $16.7 million spent in the 2002 Period. The capital expenditure outlay in the 2003 Period was partially funded by withdrawals of $7.0 million from lender-controlled capital expenditure escrows, while in the 2002 Period, these escrow balances were increased by $1.2 million. Other investing activities consisted primarily of other deposits and payments of franchise application fees net of refunds ($0.3 million and $0.8 million for the 2003 Period and the 2002 Period, respectively).

     Financing activities:

     Cash flows used in financing activities were $2.6 million for the 2003 Period and $1.6 million for the 2002 Period. Financing activities for the 2003 Period consisted primarily of proceeds of long-term obligations of $80.0 million relating to the Lehman Financing, proceeds from the working capital revolver ($2.0 million), offset by repayment of long-term obligations of $81.5 million (primarily relating to the debt repayment to the secured lender of the eighteen hotels which emerged from Chapter 11 on May 22, 2003). The other financing activities for the 2003 Period also relates to the Lehman Financing. For the 2002 Period, financing activities consisted of payments of long-term debt of $1.1 million and payments of deferred loan fees of $0.5 million.

     Working capital:

     Lodgian utilizes its cash flows for operating expenses, capital expenditures and debt service. Currently, the Company’s principal sources of liquidity consist of existing cash balances, the working capital revolver and cash flow from operations. Cash flow from operations could, however, suffer from a reduction in demand for lodging as well as large scale renovations being performed at the Company’s hotels. To the extent that significant amounts of the Company’s receivables are due from airline companies, a downturn in the airline industry could materially impact liquidity. At September 30, 2003, airline receivables represented approximately 19.0% of receivables, net of allowances. A downturn in the airline industry could also affect the demand for travel which could also impact revenues. The Company has identified 19 hotels for sale (18 as of September 30, 2003), 3 land parcels and an office building. Though there can be no assurances and the timing of these sales depends on market conditions, management plans to dispose of these assets within the next year and expects that the aggregate sale of these assets will provide additional cash to pay down the Lehman and Merrill debts and to fund a portion of its capital expenditures.

     The Company’s ability to make scheduled principal payments, to pay interest, or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation industry and to the general economic, political, financial, competitive, legislative and regulatory environment. These factors, including the severity and duration of the macroeconomic downturns, are beyond the Company’s control.

     The Company intends to continue to use its cash for ongoing operations, debt service and capital expenditures and, therefore, does not anticipate paying dividends on the new common stock in the near future. As previously discussed, the dividends on the preferred stock due November 21, 2003 will be paid via the issuance of additional shares of preferred stock (with fractional shares being paid in cash). For the Third Quarter 2003 and the 2003 Period, the Company accrued $4.0 million and $11.6 million, respectively, of the total preferred stock dividends due November 21, 2003. Also, until the claims distribution process is complete and the remaining entities exit Chapter 11, the Company will continue to make payments in respect of cash claims, bankruptcy court fees and professional fees relating to the distribution of shares.

     At September 30, 2003, after classifying assets held for sale as current assets and liabilities related to the assets held for sale as current liabilities, the Company had a working capital surplus (current assets less current liabilities) of $0.8 million compared with a working capital deficit of $9.1 million at December 31, 2002.

     Though there was some rebound in the hotel industry during the Third quarter of 2003, the sluggish economy continues to negatively impact hotel demand.

     It is difficult to predict just how long it will take for the industry to fully rebound. Hotel renovation continues to be a focus both as a means of increasing the Company’s competitive advantage in the market and also to comply with franchisor requirements. At the same time, management continues to seek ways to operate the Company’s business at the optimum level of costs.

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

     However, management believes that the combination of its current cash position, cash flows from operations, capital expenditure escrows, funds available under the working capital revolver and asset sales will be sufficient to meet its liquidity needs in the short-term. The Company’s ability to meet its long-term obligations and to make payments of preferred dividends in future years is dependent on the recovery of the economy, improved operating results and the Company’s ability to obtain financing. In the short-term, the

Company continues to monitor its costs and has already reduced certain corporate overhead including costs for office space (management negotiated reduced costs for office space at the corporate office, effective July 1, 2003). Any projections of future financial needs and sources of working capital are, however, subject to uncertainty. See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect management’s estimates of future financial needs and sources of working capital.

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

     Concurrently with Mr. Hawthorne’s resignation, the board of directors named W. Thomas Parrington as the Company’s Interim President and Chief Executive Officer. On July 15, 2003, Mr. Parrington was appointed President and Chief Executive Officer. Mr. Parrington has been involved in the hospitality industry for over 30 years. He was President and Chief Executive Officer of Interstate Hotels Company (“Interstate”) until he retired in December 1998. Interstate was a publicly traded company until it merged with Wyndam Hotels in June 1998. During his 17-year tenure with Interstate, Mr. Parrington also served as Chief Financial Officer and Chief Operating Officer. Upon leaving Interstate, Mr. Parrington focused on real estate investments (primarily hotels) and consultancy as well as the management of his personal investments. The Board of Directors has granted Mr. Parrington incentive stock options to acquire 100,000 shares of the Company’s common stock and 200,000 shares of restricted stock. Both the options and the restricted stock will vest in three equal portions over 3 years beginning July 15, 2004.

     Mr. Parrington was appointed to the Lodgian Board of Directors on the Company’s emergence from Chapter 11 on November 25, 2002. While on the Board, Mr. Parrington served as a member of the executive committee and the compensation committee, and was the Chairman of the audit committee. Upon his appointment as Chief Executive Officer, he resigned from the audit and compensation committees and continues to serve as director and member of the executive committee.

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

     On October 13, 2003, Richard Cartoon, the former Chief Financial Officer, left the Company to return to his private consulting practice. Concurrently with Mr. Cartoon’s resignation, Manuel Artime was named Executive Vice President and Chief Financial Officer. Mr. Artime previously served as the Company’s Chief Accounting Officer, a position he held since March 1, 2002. His tenure with the Company commenced on December 27, 2001 as Vice President and Controller. On his appointment in October 2003, Mr. Artime received incentive stock options to purchase 21,500 shares of the Company’s common stock, one-third of which vested on the date of the award, one-third of which will vest on October 13, 2004 and the remaining one-third will vest on October 13, 2005. On September 5, 2003, Mr. Artime was also awarded incentive stock options to purchase 8,500 shares of the Company’s common stock.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements for variable interest entities created after January 31, 2003. In October 2003, the FASB deferred the implementation date of FIN 46, for variable interest entities which existed prior to February 1, 2003, until the first period ending after December 15, 2003. At September 30, 2003, the Company had no variable interest entities and therefore FIN 46 is not expected to impact the Company’s financial position and results of operations.

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

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. These instruments were previously presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 was effective as of the beginning of the first interim period which commenced after June 15, 2003 (July 1, 2003 for the Company). As disclosed in Note 9, of the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q (“Note 9”), the Company adopted SFAS No. 150 in the Third quarter of 2003. The adoption impacted the treatment of the Company’s Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), previously presented between total liabilities and stockholders’ equity. As a result of the adoption of SFAS No. 150, the Company’s Preferred Stock has been included as part of long-term debt in the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, and the Preferred Stock dividends ($4.0 million for the three months ended September 30, 2003), was included in interest expense. The preferred stock dividends for the period January 1, 2003 to June 30, 2003 ($7.6 million) continues to be shown as a deduction from retained earnings. On October 29, 2003, the FASB decided to defer the effective date of SFAS No. 150 related to non-controlling interests. As a result, until the FASB establishes further guidance, Lodgian will not have to measure its mandatorily redeemable minority interests at fair value.

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

Self insured obligations

     The Company is self insured up to certain limits (deductibles) with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and the Company’s history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, the Company’s financial condition and results of operations could be adversely affected. As of September 30, 2003, the Company had approximately $9.6 million accrued for such liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risks on its variable rate debt. At September 30, 2003 and December 31, 2002, the Company had outstanding variable rate debt of approximately $387.1 million and $310.2, respectively.

     In order to manage its exposure to fluctuations in interest rates with the U.S. portion of the exit financing ($300.2 million and $302.7 million at September 30, 2003 and December 31, 2002, respectively), the Company entered into two interest rate cap agreements, which allowed it to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.4375% plus the spread (See the Liquidity and Capital Resources section). When LIBOR exceeds 6.4375%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.4375%, there is no settlement from the interest rate caps. The Company is exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.4375%. The one-month LIBOR as of September 30, 2003 was 1.12%. The notional principal amount of the interest rate caps outstanding was $302.2 million and $302.8 million at September 30, 2003 and at December 31, 2002, respectively.

     On May 22, 2003, the Company finalized an $80 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage its exposure to fluctuations in interest rates with the Lehman Financing, the Company entered into an interest rate cap agreement, which allowed it to obtain this financing at a partial floating rate and effectively caps the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeds 5%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. The Company is exposed to interest rate risks on the Lehman Financing for LIBOR of between 2% and 5%. The notional principal amount of the interest rate cap outstanding was $78.7 million at September 30, 2003.

     With respect to the fair market value of the three interest rate caps, (the two related to the exit financing and the one related to the Lehman Financing), the Company believes that its interest rate risk at September 30, 2003 and December 31, 2002 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of September 30, 2003 would be a reduction in net income of approximately $26,500. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected the hedging requirements of SFAS No. 133.

     The fair value of the three interest rate caps as of September 30, 2003 and the two interest rate caps at December 31, 2002 were approximately $28,300 and $0.1 million, respectively. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

     The nature of Lodgian’s fixed rate obligations does not expose the Company to fluctuations in interest payments. The impact on the fair value of Lodgian’s fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of September 30, 2003 and December 31, 2002 would be approximately $2.6 million and $3.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

a)	Based on an evaluation of the Company’s disclosure controls and procedures carried out as of September 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective since they would cause material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

b)	During the quarter ended September 30, 2003, there were no changes in the Company’s internal controls over financial reporting which materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES

     The Company intends to use its cash for ongoing operations, debt service and capital expenditures and does not anticipate paying dividends on the new common stock in the near future. The dividends on the preferred stock due November 21, 2003 will be paid via the issuance of additional shares of preferred stock (fractional shares will be paid in cash). The number of shares to be issued on November 21, 2003 approximates 612,500 less the fractional shares (which will be paid in cash).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     A list of the exhibits required to be filed as part of this Report on Form 10-Q, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Reports on Form 8-K

     No Form 8-Ks were filed during the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.

Date: November 14, 2003	By:	/s/ W. THOMAS PARRINGTON W. THOMAS PARRINGTON President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ MANUEL ARTIME MANUEL ARTIME Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

31.1	—	Sarbanes-Oxley Section 302 certification by the CEO
31.2	—	Sarbanes-Oxley Section 302 certification by the CFO
32	—	Sarbanes-Oxley Section 906 certification by the CEO and CFO