Form 10-K
period 2003-12-31
LODGIAN INC
filed 2004-03-09
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 1, 2004, was $24,444,812 based on the closing price of $7.90 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐

     The registrant had 6,830,942 shares of Common Stock, par value $.01, outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.

Form 10-K
For the Year Ended December 31, 2003

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67

PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accounting Fees and Services	67

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	68
Signatures		69
EX-3.1 RESTATED CERTIFICATE OF INCORPORATION
EX-3.2 AMENDMENT TO RESTATED CERTIFICATE
EX-3.3 CERTIFICATE OF DESIGNATION
EX-3.4 AMENDED RESTATED BYLAWS OF LODGIAN, INC.
EX-10.1.1 LOAN AGREEMENT
EX-10.1.2 PROMISSORY NOTE
EX-10.2.1 LOAN AND SECURITY AGREEMENT
EX-10.2.2 PROMISSORY NOTE
EX-10.2.3 MODIFICATION OF LOAN AGREEMENT
EX-10.2.4 NOTE SEVERANCE AGREEMENT
EX-10.2.5 $218,217,000 AMENDED AND RESTATED
EX-10.2.6 $5,539,275 PROMISSORY NOTE B
EX-10.3.1 MEZZANINE LOAN AGREEMENT
EX-10.3.2 PROMISSORY NOTE
EX-10.3.3 GUARANTY OF RESOURCE OBLIGATIONS
EX-10.3.4 MODIFICATION OF LOAN AGREEMENT
EX-10.3.5 $84,080,526 AMENDED, RESTATED
EX-10.3.6 ASSIGNMENT AND ASSUMPTION AGREEMENT
EX-10.4.1 LOAN AGREEMENT
EX-10.4.2 $80,000,000 CONSOLIDATED, AMENDED
EX-10.4.3 $5,000,000 GAP MORTGAGE NOTE
EX-10.4.4 PRINCIPAL'S AGREEMENT
EX-10.4.5 SECURITY AGREEMENT AND LOCKBOX AGREEMENT
EX-10.4.6 FIRST AMENDMENT TO LOAN DOCUMENTS
EX-10.5 2002 STOCK INCENTIVE PLAN OF LODIGAN
EX-10.6 DISCLOSURE STATEMENT FOR JOINT PLAN
EX-10.7 FIRST AMENDED JOINT PLAN OF REORGANIZATION
EX-10.8 ORDER CONFIRMING THE FIRST AMENDED
EX-10.9 CLASS A WARRANT AGREEMENT
EX-10.10 CLASS B WARRANT AGREEMENT
EX-10.11 REGISTRATION RIGHTS AGREEMENT
EX-10.12 EMPLOYMENT AGREEMENT
EX-10.13.1 DISCLOSURE STATEMENT FOR JOINT PLAN
EX-10.13.2 JOINT PLAN OF REORGANIZATION
EX-10.13.3 ORDER CONFIRMING JOINT PLAN
EX-10.13.4 POST CONFIRMATION ORDER AND NOTICE
EX-10.14.1 LEASE AGREEMENT
EX-10.14.2 FIRST AMENDMENT TO LEASE AGREEMENT
EX-10.14.3 SECOND AMENDMENT TO LEASE AGREEMENT
EX-10.14.4 THIRD AMENDMENT TO LEASE AGREEMENT
EX-10.14.5 FOURTH AMENDMENT TO LEASE AGREEMENT
EX-10.14.6 FIFTH AMENDMENT TO LEASE AGREEMENT
EX-21.1 SUBSIDIARIES OF LODGIAN, INC.
EX-31.1 SECTION 302 CERTIFICATION BY THE CEO
EX-31.2 SECTION 302 CERTIFICATION BY THE CFO
EX-32 SECTION 906 CERTIFICATION BY THE CEO AND CFO

PART I

Item 1.	Business

      When we use the terms Lodgian, “we”, “our”, and “us”, we mean Lodgian, Inc. and its subsidiaries.

Our Company

      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn” and “Marriott.” As of March 1, 2004, we operated 92 hotels with an aggregate of 17,417 rooms, located in 30 states and Canada. Of the 92 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while 14 hotels, with an aggregate of 3,069 rooms, are held for sale. Our portfolio of 92 hotels consists of:

•	87 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

      We consolidate all of these entities in our financial statements, other than the one entity in which we hold a non-controlling equity interest and for which we account under the equity method.

      Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We operate all but five of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate sixty-one of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate sixteen of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott brands. We operate another 10 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits, such as guest loyalty and market share premiums.

      Our management consists of an experienced team of professionals with extensive lodging industry experience led by our president and chief executive officer, W. Thomas Parrington, who has been in the lodging industry for over 30 years, including most recently as chief executive officer of Interstate Hotels Company through 1998. Our chief operating officer, Michael Amaral, and our three regional vice presidents have a combined 90 years of industry experience and our vice president of sales and marketing has 20 years of industry experience. We will use the experience of our management team to improve property-level performance, implement our hotel renovation and repositioning program, dispose of hotels that do not fit our strategy, identify potential acquisitions and maintain our relationships with our franchisors.

Our Operations

      Our operations team is responsible for the management of our properties. Our chief operating officer and three regional vice presidents of operations are responsible for the supervision of our general managers, who oversee the day-to-day operations of our hotels. Our corporate office is located in Atlanta, Georgia. The centralized management services provided by our corporate office include sales and marketing, purchasing, finance and accounting, information technology, renovations, human resources, legal services, training and quality programs. We believe that our centralized services and functions provide significant cost savings due to economies of scale.

      Our corporate management team coordinates the financial and accounting functions of our business. These functions include internal audits, insurance and contract review and overseeing the budgeting and forecasting for our hotels. The corporate management team also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The corporate management team also coordinates the sales forces for our hotels, designs sales training programs, tracks future business under contract and identifies, employs and monitors marketing programs aimed at specific target markets. Interior design of all hotels, each hotel’s product quality, and the detailed refurbishment of existing properties are also managed from our corporate headquarters.

      We use information systems at the corporate office to track each hotel’s daily occupancy, average daily rate, room revenues and food and beverage revenues. By having current information available, we are better able to respond to changes in each market by focusing sales efforts and making appropriate adjustments to control expenses and maximize profitability.

      Creating cost and guest service efficiencies in each hotel is a top priority. With a total of 92 hotels in our portfolio, we believe we are able to realize significant cost savings due to economies of scale and that we are able to secure volume pricing from vendors that may not be available to smaller hotel companies.

Corporate History

      Lodgian was formed as a new parent company in a merger of Servico, Inc. and Impac Hotel Group, LLC in December 1998. Servico was incorporated in Delaware in 1956 and was an owner and operator of hotels under a series of different entities. Impac was a private hotel ownership, management and development company organized in Georgia in 1997 through a reorganization of predecessor entities. After the consummation of the merger, our portfolio consisted of 142 hotels.

      Between December 1998 and the end of 2001, a number of factors, including our heavy debt load, a lack of available funds to maintain the quality of our hotels, a weakening U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks of September 11, 2001, combined to place adverse pressure on our cash flow and liquidity. As a result, on December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, our portfolio consisted of 106 hotels.

      Following the consummation of our reorganization, we emerged from Chapter 11 with 97 hotels, eight of our hotels having been conveyed to a lender in satisfaction of outstanding debt obligations and one having been returned to the lessor of a capital lease of the property. Of these 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one hotel never filed under Chapter 11.

      Pursuant to our portfolio improvement strategy, during 2003 and the first two months of 2004, we sold five hotels and one office building, and we have identified 14 other hotels and three land parcels as held for sale. At March 1, 2004, our portfolio consisted of 92 hotels, 78 of which are reflected in continuing operations (including one hotel that we do not consolidate).

Franchise Affiliations

      We operate substantially all of our hotels under nationally recognized brands. We believe that in addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 30% of our total reservations.

      We enter into franchise agreements, generally for terms of between 10 and 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate a hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 3.0% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.5% of gross room revenues and reservation system fees generally range from 1.0% to 2.0% of gross room revenues. In the aggregate, royalty fees, advertising/

marketing fees and reservation fees for the various brands under which we operate our hotels range from 5.0% to 12.5% of gross room revenues.

      Set forth below is a summary of our hotel portfolio as of March 1, 2004, organized by franchisors, with the brands, number of hotels and rooms represented by each, in continuing operations and discontinued operations (including one hotel that we do not consolidate):

	Continuing		Discontinued
	Operations		Operations		Total

	No. of	No. of	No. of	No. of	No. of	No. of
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

InterContinental Hotels Group PLC (IHG)
Holiday Inn	36	6,737	8	1,693	44	8,430
Holiday Inn Express(1)	4	504	1	214	5	718
Holiday Inn Select	4	1,096	1	397	5	1,493
Crowne Plaza*(2)	7	1,902	—	—	7	1,902

Total IHG	51	10,239	10	2,304	61	12,543

Marriott International, Inc.
Marriott	1	238	—	—	1	238
Courtyard by Marriott	7	760	1	154	8	914
Fairfield Inn by Marriott	5	563	—	—	5	563
Residence Inn by Marriott	2	177	—	—	2	177

Total Marriott	15	1,738	1	154	16	1,892

Hilton Hotels Corporation
Hilton	3	587	—	—	3	587
DoubleTree	1	189	—	—	1	189

Total Hilton	4	776	—	—	4	776

Choice Hotels International, Inc.
Clarion	2	590	—	—	2	590
Quality	2	307	—	—	2	307

Total Choice	4	897	—	—	4	897

Starwood Hotels & Resorts Worldwide, Inc.
Four Points	—	—	1	189	1	189
Carlson Companies
Radisson	1	163	—	—	1	163
Non-franchised hotels	3	535	2	422	5	957

Total All Hotels	78	14,348	14	3,069	92	17,417

(1)	Includes one hotel in discontinued operations for which we have entered into a voluntary termination of the franchise agreement.

(2)	Includes one hotel on which the existing debt matures on June 30, 2004 and for which we have escrowed foreclosure documents.

      During the term of our franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of seven, twelve and ten of our franchise agreements are scheduled to expire in 2004, 2005 and 2006, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect at its sole discretion not to renew the franchise.

      If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure the noncompliance or default, the franchisor has the right to terminate the agreement, which could lead to a default and acceleration under one or more of our loan agreements, which could materially and adversely affect us. In the past, we have been able to cure most cases of noncompliance and most defaults within the cure periods. If we perform an economic analysis of the hotel and determine that it is not economically justifiable to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation. This could adversely affect us. See “Factors Which May Affect Future Results — Risks Related to Our Business.”

      As of March 1, 2004, we have been notified that we were not in compliance with some of the terms of ten of our franchise agreements and have received default and termination notices from franchisors with respect to an additional five hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $6.4 million) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or other noncompliance. We believe we are in compliance with our other franchise agreements.

      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2004 we have not completed the required capital expenditures for 35 hotels in accordance with the stipulations and estimate that the cost of completing these required capital expenditures is $26.1 million. A franchisor could therefore seek to declare its franchise agreement in default and could seek to terminate the franchise agreement.

      With the exception of one hotel held for sale, we believe that we will cure the noncompliance and defaults on these hotels before the applicable termination dates, but we cannot provide assurance that we will be able to do so or that we will be able to obtain additional time in which to do so. If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures.

Sales and Marketing

      We market our hotels through national marketing programs that we coordinate with local sales managers and a director of sales at most of our hotels. Although we make periodic modifications to our marketing plans in order to address local differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major marketing plans throughout the country. We develop these concepts at our headquarters, while modifications are implemented by our hotels’ regional managers and local sales force, all of whom are experienced in hotel marketing. Our local sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel’s competitive needs. The local sales force is also responsible for developing and implementing marketing programs targeted at specific customer segments within their respective markets. Our marketing efforts focus primarily on business travelers, who account for roughly half of the rooms rented in our hotels.

      Our core market consists of business travelers who visit a given area several times per year, such as sales people who cover a regional territory, government and military personnel, and technicians. We believe that business travelers are attracted to our hotels because of their convenient locations, their proximity to corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and our high level of service. Our sales force markets to organizations that can utilize a high volume of room nights and that have a significant number of individuals traveling in our operating regions. We also target groups and conventions by focusing on the proximity of our hotels to nearby convention or trade centers. Our hotels’ group meeting logistics include flexible space readily adaptable to groups of varying size, up-to-date audio-visual equipment and on-site catering facilities.

      In addition to the business market, our targeted customers include leisure travelers looking for comfortable and convenient lodging at an affordable price.

      Our franchised hotels use the centralized reservation systems of our franchisors, which we believe are among the more advanced reservation systems in the lodging industry. The franchisors’ reservation systems receive reservation requests entered (1) on terminals located at all of their respective properties, (2) at reservation centers utilizing 1-800 phone access, (3) through global distribution systems and (4) through Internet booking sites. These reservation systems immediately confirm reservations or indicate accommodations available at alternate hotels in the respective franchisors’ systems. Confirmations are transmitted automatically to the hotel for which the reservations are made. These systems are effective in directing customers to our franchised hotels and account for approximately 30% of our revenues.

Joint Ventures

      As of March 1, 2004, we operate four hotels in joint ventures in which we have a 50% or greater voting equity interest and exercise control, and we operate one hotel in a joint venture in which we have a 30% non-controlling equity interest. In each joint venture, we share decision making authority with our joint venture partner and may not, and in the case of our hotel in which we do not have a controlling interest, have sole discretion with respect to a hotel’s disposition.

Growth Strategy

      We believe that occupancy and ADR, and consequently RevPAR, in our continuing operations will increase as a result of an expected improvement in lodging industry supply and demand fundamentals, our hotel renovation and repositioning program, and our strong management team. We believe our planned capital expenditures and operational improvements will generate increased revenues and enhance our financial performance. Additionally, we will continue to monitor the ongoing performance of our hotels as part of our portfolio improvement strategy.

      Based on the expected improvement in lodging industry fundamentals, we believe it is an opportune time in the lodging industry cycle to own and acquire hotels. We intend to acquire or invest in additional hotels primarily through joint ventures with other investors. We believe that entering into joint ventures will enable us to increase our revenues and enhance our financial performance from both the management fees we would receive for managing the hotels owned by the joint ventures, as well as from our ownership interest in those hotels. Under certain circumstances, we also may seek to acquire select hotels on a wholly-owned basis.

      We intend to focus our acquisition and investment efforts on limited service, midscale and upscale hotels that are less than five years old, contain approximately 100 to 250 rooms and enhance our brand diversification.

Competition and Seasonality

      The hotel business is highly competitive. Each of our hotels competes in its market area with numerous other hotels operating under various lodging brands, and with other lodging establishments. National chains, including in many instances chains from which we obtain franchises, may compete with us in various markets. There is, however, no single competitor or group of competitors of our hotels that is consistently located nearby and competing with most of our hotels. Our competition is highly fragmented and is comprised of public companies, privately-held equity funds, and relatively small, private owners and operators of hotels. Competitive factors in the lodging industry include, among others, supply in a particular market, franchise affiliations, reasonableness of room rates, quality of accommodations, service levels, convenience of locations and amenities customarily offered to the traveling public. In addition, the development of travel-related Internet web sites has increased price awareness among travelers and price competition among similarly located, comparable hotels.

      Demand for accommodations, and the resulting cash flow, vary seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for properties located in warmer climates. Aggregate demand for accommodations in our portfolio is, however, lowest during the winter months. Levels of demand are dependent upon many factors that are beyond our control, including general and local economic conditions and changes in levels of leisure and business-related travel. Our hotels depend on both business and leisure travelers for revenues.

      We also compete with other hotel owners and operators with respect to obtaining desirable franchises for upscale and midscale hotels in targeted markets and acquiring hotels to renovate and reposition.

The Lodging Industry

      We believe that we have passed the bottom of the U.S. economic and lodging industry cycle, based on industry forecasts, general economic forecasts and historical data. After two consecutive years of declines in 2001 and 2002 in revenue per available room, or RevPAR, the U.S. lodging industry showed signs of recovery in the second half of 2003, with full year RevPAR growth of 0.5% according to Smith Travel Research. For 2004, Smith Travel Research recently forecasted annual U.S. lodging industry RevPAR growth of 4.5% and an annual increase in demand, as measured by average daily rooms sold, of 4.0%, which it forecasted will outpace the annual net change in supply of 1.4%. Although these are only industry forecasts, and do not apply specifically to our portfolio of hotels, based on forecasted industry fundamentals, we believe that it is an opportune time in the business cycle to own, acquire and reinvest in hotels.

      As illustrated by the graph below, the U.S. lodging industry enjoyed nine years of consecutive positive RevPAR growth from 1992 through 2000 following the economic recession of 1991. The periods of greater RevPAR growth over this time period generally occurred when growth in room demand exceeded new supply growth.

Properties

      We retain responsibility for all aspects of the day-to-day management of each of our hotels. We establish and implement standards for hiring, training and supervising staff, developing and maintaining financial controls, complying with laws and regulations relating to hotel operations and providing for the repair and maintenance of the hotels.

Portfolio

      Our hotel portfolio, as of March 1, 2004, by franchisor, is set forth below.

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

InterContinental Hotels Group PLC (IHG) (61 hotels)
Crowne Plaza Albany	384	Albany, NY	2001
Crowne Plaza Cedar Rapids	275	Cedar Rapids, IA	1998
Crowne Plaza Houston	291	Houston, TX	1999
Crowne Plaza Macon (60% owned)(1)	297	Macon, GA	1996
Crowne Plaza Pittsburgh	193	Pittsburgh, PA	2001
Crowne Plaza West Palm Beach (50% owned)	219	West Palm Beach, FL	2001
Crowne Plaza Worcester	243	Worcester, MA	1996
Holiday Inn Arden Hills	156	St. Paul, MN	1995
Holiday Inn Austin — South(2)	210	Austin, TX	1994
Holiday Inn Brunswick	126	Brunswick, GA	1998
Holiday Inn BWI Airport	260	Baltimore, MD	2000
Holiday Inn City Center (30% owned)	240	Columbus, OH	2002
Holiday Inn Clarksburg	159	Clarksburg, WV	1997
Holiday Inn Cromwell Bridge	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford	130	East Hartford, CT	2000
Holiday Inn Express Dothan	112	Dothan, AL	2002
Holiday Inn Express Gadsden	141	Gadsden, AL	1996
Holiday Inn Express Palm Desert	129	Palm Desert, CA	2003
Holiday Inn Express Pensacola North(2)(3)	214	Pensacola, FL	1996
Holiday Inn Express Pensacola University Mall	122	Pensacola, FL	2002
Holiday Inn Fairmont	106	Fairmont, WV	1997
Holiday Inn Florence(2)	105	Florence, KY	1997
Holiday Inn Fort Wayne	208	Fort Wayne, IN	1995
Holiday Inn Frederick	158	Frederick, MD	2000
Holiday Inn Frisco	217	Frisco, CO	1997
Holiday Inn Glen Burnie North	127	Glen Burnie, MD	2000
Holiday Inn Grand Island(2)	261	Grand Island, NY	2000
Holiday Inn Greentree	201	Pittsburgh, PA	2000
Holiday Inn Hamburg	130	Buffalo, NY	1998
Holiday Inn Hilton Head	201	Hilton Head, SC	2001
Holiday Inn Inner Harbor	375	Baltimore, MD	2000
Holiday Inn Jamestown	146	Jamestown, NY	1998
Holiday Inn Jekyll Island(2)	198	Jekyll Island, GA	2000
Holiday Inn Lancaster (East)	189	Lancaster, PA	2000
Holiday Inn Lansing West	244	Lansing, MI	1998
Holiday Inn Lawrence	192	Lawrence, KS	2002
Holiday Inn Manhattan	197	Manhattan, KS	2002
Holiday Inn Marietta	193	Marietta, GA	2003

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Holiday Inn McKnight Road	146	Pittsburgh, PA	1995
Holiday Inn Meadowlands	138	Pittsburgh, PA	1996
Holiday Inn Melbourne (50% owned)	295	Melbourne, FL	2002
Holiday Inn Memphis(2)	173	Memphis, TN	1998
Holiday Inn Monroeville	188	Monroeville, PA	1998
Holiday Inn Morgantown(2)	147	Morgantown, WV	1997
Holiday Inn Sunspree Resort Myrtle Beach	133	Myrtle Beach, SC	1998
Holiday Inn Parkway East(2)	177	Pittsburgh, PA	2001
Holiday Inn Phoenix West	144	Phoenix, AZ	2003
Holiday Inn Rolling Meadows(2)	422	Rolling Meadows, IL	2000
Holiday Inn Santa Fe	130	Santa Fe, NM	2003
Holiday Inn Select DFW Airport	282	Dallas, TX	1997
Holiday Inn Select Niagara Falls(2)	397	Niagara Falls, NY	1999
Holiday Inn Select Phoenix Airport	298	Phoenix, AZ	Being Renovated
Holiday Inn Select Strongsville	302	Cleveland, OH	1996
Holiday Inn Select Windsor	214	Windsor, Ontario	Being Renovated
Holiday Inn Sheffield	201	Sheffield, AL	1996
Holiday Inn Silver Spring	231	Silver Spring, MD	1998
Holiday Inn St. Louis North	390	St. Louis, MO	1996
Holiday Inn University Mall	152	Pensacola, FL	1997
Holiday Inn Valdosta	167	Valdosta, GA	2003
Holiday Inn Winter Haven	228	Winter Haven, FL	1998
Holiday Inn York	100	York, PA	2000

Total IHG	12,543
Marriott International, Inc. (16 hotels)
Courtyard by Marriott Abilene	99	Abilene, TX	1996(4)
Courtyard by Marriott Bentonville	90	Bentonville, AR	1996(4)
Courtyard by Marriott Buckhead	181	Atlanta, GA	Being renovated
Courtyard by Marriott Florence	78	Florence, KY	Being renovated
Courtyard by Marriott Lafayette	90	Lafayette, LA	1997(4)
Courtyard by Marriott Paducah	100	Paducah, KY	1997(4)
Courtyard by Marriott Revere(2)	154	Revere, MA	1999
Courtyard by Marriott Tulsa	122	Tulsa, OK	1997(4)
Fairfield Inn by Marriott Augusta	117	Augusta, GA	2002
Fairfield Inn by Marriott Colchester	117	Colchester, VT	2002
Fairfield Inn by Marriott Jackson	105	Jackson, TN	2002
Fairfield Inn by Marriott Merrimack	116	Merrimack, NH	1998(4)
Fairfield Inn by Marriott Valdosta	108	Valdosta, GA	1997(4)
Marriott Denver	238	Denver, CO	1998

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Residence Inn by Marriott Dedham	81	Dedham, MA	Being renovated
Residence Inn by Marriott Little Rock	96	Little Rock, AR	1998

Total Marriott	1,892
Hilton Hotels Corporation (4 hotels)
Doubletree Club Philadelphia	189	Philadelphia, PA	2003
Hilton Fort Wayne	244	Fort Wayne, IN	2003
Hilton Columbia	152	Columbia, MD	2003
Hilton Northfield	191	Troy, MI	2003

Total Hilton	776
Choice Hotels International, Inc. (4 hotels)
Clarion Northwoods Atrium Inn	197	Charleston, SC	1994
Quality Hotel Metairie	205	New Orleans, LA	1995(4)
Clarion Hotel Louisville	393	Louisville, KY	2000
Quality Inn Dothan	102	Dothan, AL	1996

Total Choice	897
Starwood Hotels and Resorts Worldwide, Inc. (1 hotel)
Four Points Niagara Falls(2)	189	Niagara Falls, NY	1999

Total Starwood	189
Carlson Companies (1 hotel)
Radisson Phoenix Hotel	163	Phoenix, AZ	Being renovated

Total Carlson	163
Non-franchised hotels (5 hotels)
Downtown Plaza Hotel, Cincinnati(2)	243	Cincinnati, OH	1998
French Quarter Suites Memphis	105	Memphis, TN	1997
The Mayfair House(2)	179	Miami, FL	2003
New Orleans Airport Plaza Hotel (82% owned)	244	New Orleans, LA	1996(4)
University Inn, Bloomington	186	Bloomington, IN	1992

Total Non-franchised(5)	957

Total hotels (92 hotels)	17,417

(1)	The existing debt for this hotel matures on June 30, 2004, and we have escrowed foreclosure documents with respect to this debt.
(2)	These hotels are held for sale and accounted for in discontinued operations.
(3)	We have entered into a voluntary termination of the franchise agreement for this hotel.
(4)	Renovations planned for 2004.

      We sold the following hotels between January 1, 2004 and March 1, 2004:

•	Holiday Inn Baltimore West, MD;

•	Holiday Inn Market Center, Dallas, TX;

•	Holiday Inn Syracuse, NY; and

•	Holiday Inn Fort Mitchell, KY.

      Fourteen of our hotels are located on land subject to long-term leases. Generally, these leases are for terms in excess of the depreciable lives of the building. We also have the right of first refusal on several leases if a third party offers to purchase the land. We pay fixed rents on some of these leases; on others, we pay fixed rents plus additional rents based on a percentage of revenue or cash flow. Some of the leases are subject to periodic rate increases. The leases generally require us to pay the cost of repairs, insurance and real estate taxes.

Dispositions

      During 2001, prior to our Chapter 11 filing, we sold six hotels. In January 2003, in connection with our emergence from Chapter 11, eight hotels were conveyed to a secured lender in satisfaction of indebtedness and one hotel was returned to the lessor of a capital lease. During 2003, we developed a plan to reduce debt and interest costs, and to implement a portfolio improvement strategy, in order to enhance our future growth. Pursuant to this strategy, during 2003 and the first two months of 2004, we sold five hotels and one office building, and we have identified 14 hotels and three land parcels as held for sale. As of March 1, 2004, our portfolio consisted of 92 hotels, 78 of which are reflected in continuing operations (including one hotel that we do not consolidate).

	Number of

		Land	Office
	Hotels	Parcels	Building

Operated at January 1, 2001	112	3	1
Sold during 2001	(6)	—	—

Operated at December 31, 2001	106	3	1
Dispositions during 2002	—	—	—

Operated at December 31, 2002	106	3	1
Conveyed to lender in January 2003	(8)	—	—
Returned to the lessor of a capital lease in January 2003	(1)	—	—
Sold in 2003	(1)	—	(1)

Operated at December 31, 2003	96	3	—
Sold between January 1 and March 1, 2004	(4)	—	—

Operated at March 1, 2004	92	3	—

      As previously discussed, 14 hotels and three land parcels remain held for sale as of March 1, 2004.

Hotel data by market segment and region

      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at December 31, 2003, by market segment for 2003, the 2002 Combined Period and 2001. During the first two months of 2004, we sold four of the hotels included in the following table as part of our discontinued operations.

      Figures for the 2002 Combined Period combine the period before we emerged from Chapter 11 (January 1, 2002 to November 22, 2002) and the post-emergence period (November 23, 2002 to December 31, 2002).

Combined Continuing and Discontinued Operations —96 hotels

			2002
	2003 Capital	December 31,	Combined	December 31,
	Expenditures	2003	Period	2001

	($ in thousands)
Upper Upscale
Number of properties	$13,232	4	4	4
Number of rooms		825	825	825
Occupancy		60.7%	65.6%	64.1%
ADR		$90.98	$93.41	$101.92
RevPAR		$55.23	$61.32	$65.36
Upscale
Number of properties	2,353	18	18	19
Number of rooms		3,156	3,156	3,400
Occupancy		65.9%	67.6%	64.3%
ADR		$82.78	$83.20	$86.40
RevPAR		$54.54	$56.27	$55.52
Midscale with Food & Beverage
Number of properties	12,308	59	59	60
Number of rooms		11,945	11,795	11,981
Occupancy		56.3%	57.4%	60.1%
ADR		$70.79	$70.68	$73.00
RevPAR		$39.87	$40.58	$43.87
Midscale without Food & Beverage
Number of properties	2,330	10	8	10
Number of rooms		1,281	1,047	1,281
Occupancy		52.9%	55.7%	59.6%
ADR		$57.51	$55.94	$57.29
RevPAR		$30.41	$31.17	$34.16
Independent Hotels
Number of properties	3,742	5	7	3
Number of rooms		957	1,341	677
Occupancy		38.2%	44.6%	43.9%
ADR		$73.90	$73.48	$92.51
RevPAR		$28.23	$32.78	$40.62
All Hotels
Number of properties	33,965	96	96	96
Number of rooms		18,164	18,164	18,164
Occupancy		57.0%	58.5%	60.4%
ADR		$73.41	$73.70	$76.50
RevPAR		$41.83	$43.13	$46.22

Continuing Operations —78 hotels

			2002
	2003 Capital	December 31,	Combined	December 31,
	Expenditures	2003	Period	2001

	($ in thousands)
Upper Upscale
Number of properties	$13,232	4	4	4
Number of rooms		825	825	825
Occupancy		60.7%	65.6%	64.1%
ADR		$90.98	$93.41	$101.92
RevPAR		$55.23	$61.32	$65.36
Upscale
Number of properties	2,323	17	17	18
Number of rooms		3,002	3,002	3,246
Occupancy		66.1%	67.5%	64.3%
ADR		$83.45	$83.58	$85.83
RevPAR		$55.14	$56.39	$55.18
Midscale with Food & Beverage
Number of properties	11,194	45	44	45
Number of rooms		8,919	8,526	8,712
Occupancy		59.2%	61.6%	63.9%
ADR		$71.57	$72.23	$74.66
RevPAR		$42.35	$44.47	$47.67
Midscale without Food & Beverage Number of properties	2,297	9	7	9
Number of rooms		1,067	833	1,067
Occupancy		53.9%	57.6%	62.4%
ADR		$58.70	$56.54	$57.79
RevPAR		$31.64	$32.55	$36.07
Independent Hotels
Number of properties	1,703	3	6	2
Number of rooms		535	1,162	498
Occupancy		41.4%	44.1%	39.6%
ADR		$61.98	$64.34	$65.83
RevPAR		$25.64	$28.40	$26.07
All Hotels
Number of properties	30,749	78	78	78
Number of rooms		14,348	14,348	14,348
Occupancy		59.7%	61.4%	63.0%
ADR		$74.34	$74.83	$77.39
RevPAR		$44.35	$45.94	$48.77

      The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at December 31, 2003, by geographic region for 2003, the 2002 Combined Period and 2001. During the first two months of 2004, we sold four of the hotels included in the table below in discontinued operations.

     Combined Continuing and Discontinued Operations — 96 hotels

			2002
	2003 Capital	December 31,	Combined	December 31,
	Expenditures	2003	Period	2001

	($ in thousands)
Northeast Region
Number of properties	$7,556	37	37	37
Number of rooms		7,009	7,009	7,009
Occupancy		60.3%	61.8%	61.7%
ADR		$79.56	$77.92	$80.82
RevPAR		$47.95	$48.16	$49.87
Southeast Region
Number of properties	9,273	33	33	33
Number of rooms		5,695	5,695	5,695
Occupancy		55.2%	55.8%	57.9%
ADR		$67.02	$67.93	$69.94
RevPAR		$37.00	$37.91	$40.49
Midwest Region
Number of properties	11,890	19	19	19
Number of rooms		4,141	4,141	4,141
Occupancy		52.0%	54.9%	59.7%
ADR		$69.05	$71.44	$74.72
RevPAR		$35.91	$39.23	$44.60
West Region
Number of properties	5,246	7	7	7
Number of rooms		1,319	1,319	1,319
Occupancy		62.8%	64.0%	66.8%
ADR		$77.69	$79.92	$84.83
RevPAR		$48.79	$51.12	$56.68
All Hotels
Number of properties	33,965	96	96	96
Number of rooms		18,164	18,164	18,164
Occupancy		57.0%	58.5%	60.4%
ADR		$73.41	$73.70	$76.50
RevPAR		$41.83	$43.13	$46.22

     Continuing Operations — 78 hotels

			2002
	2003 Capital	December 31,	Combined	December 31,
	Expenditures	2003	Period	2001

	($ in thousands)
Northeast Region
Number of properties	$7,007	28	28	28
Number of rooms		5,154	5,154	5,154
Occupancy		64.3%	66.3%	66.2%
ADR		$81.76	$81.09	$84.12
RevPAR		$52.57	$53.76	$55.66
Southeast Region
Number of properties	7,033	27	27	27
Number of rooms		4,612	4,612	4,612
Occupancy		56.8%	57.8%	60.0%
ADR		$67.12	$67.42	$68.46
RevPAR		$38.15	$38.96	$41.08
Midwest Region
Number of properties	11,463	16	16	16
Number of rooms		3,263	3,263	3,263
Occupancy		55.0%	57.7%	60.7%
ADR		$69.67	$71.67	$75.01
RevPAR		$38.33	$41.35	$45.57
West Region
Number of properties	5,246	7	7	7
Number of rooms		1,319	1,319	1,319
Occupancy		62.8%	64.0%	66.8%
ADR		$77.69	$79.92	$84.83
RevPAR		$48.79	$51.12	$56.68
All Hotels
Number of properties	30,749	78	78	78
Number of rooms		14,348	14,348	14,348
Occupancy		59.7%	61.4%	63.0%
ADR		$74.34	$74.83	$77.39
RevPAR		$44.35	$45.94	$48.77

      The regions in the table above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Hotel Encumbrances

      All of our hotels are pledged as collateral to secure long-term debt. The following table summarizes the book values of our hotel assets (except for one hotel that we do not consolidate) along with the related long-term debt (including current portion) which they collateralize as of December 31, 2003. “Book value” means the value at which the asset is reflected in our consolidated financial statements. Financial statement book values are presented in accordance with U.S. generally accepted accounting principles (“GAAP”), but do not necessarily represent fair market values.

		December 31, 2003

	Number	Property, Plant	Long-term
	of Hotels	and Equipment, net(1)	Obligations(1)

		($ in thousands)
Exit Financing
Merrill Lynch Mortgage Lending, Inc. — Senior			$216,052
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			83,281

Merrill Lynch Mortgage Lending, Inc. — Total	56	$401,793	299,333
Computershare Trust Company of Canada	1	14,106	7,521
Lehman Financing
Lehman Brothers Holdings, Inc.	17	69,539	76,449
Other Financings
Column Financial, Inc.	9	61,681	27,300
Lehman Brothers Holdings, Inc.	5	38,125	23,409
JP Morgan Chase Bank	2	8,913	10,644
DDL Kinser	1	3,188	2,385
First Union Bank	1	4,297	3,359
Column Financial, Inc.	1	6,491	8,943
Column Financial, Inc.	1	6,120	3,206
Robb Evans, Trustee	1	6,365	6,982

Total — Other Financings	21	135,180	86,228

	95	620,618	469,531
Long-term debt — other
Deferred interest — long-term	—	—	4,337
Deferred rent on a long-term ground lease	—	—	2,506
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,957
Other	—	—	551

	—	—	9,351

Property, plant and equipment — other	—	4,824	—

	95	625,442	478,882
Held for sale	(18)	(61,624)	(53,204)

Total December 31, 2003	77	$563,818	$425,678

(1)	Excluded are long-term obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest and do not consolidate.

Insurance

      We maintain the following types of insurance:

•	general liability;

•	property damage;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile; and

•	environmental insurance (on certain properties).

      We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2003, we had an accrued balance of approximately $10 million for these expenses.

      There are other types of losses for which we cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds our insurance limits were to occur, we could lose both the revenues generated from the affected hotel and the capital that we have invested. We also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect our financial condition and results of operations.

      We believe that we maintain sufficient insurance coverage for the operation of our business.

Regulation

      Our hotels are subject to certain federal, state and local regulations which require us to obtain and maintain various licenses and permits. These licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time.

      Occupancy licenses are obtained prior to the opening of a hotel and may require renewal if there has been a major renovation. The loss of the occupancy license for any of the larger hotels in our portfolio could have a material adverse effect on our financial condition and results of operations. Liquor licenses are required for hotels to be able to serve alcoholic beverages and are generally renewable annually. We believe that the loss of a liquor license for an individual hotel would not have a material effect on our financial condition and results of operations. We are not aware of any reason why we should not be in a position to maintain our licenses.

      We are subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens, and the Americans with Disabilities Act. As a provider of restaurant services, we are subject to certain federal, state and local health laws and regulations. We believe that we comply in all material respects with these laws and regulations. We are also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from us if we wrongfully serve alcoholic beverages to an intoxicated person who causes an injury. We believe that our insurance coverage relating to contingent losses in these areas is adequate.

      Our hotels also are subject to environmental regulations under federal, state and local laws. These environmental regulations have not had a material adverse effect on our operations. However, such regulations potentially impose liability on property owners for cleanup costs for hazardous waste contamination. If material hazardous waste contamination problems exist on any of our properties, we would be exposed to liability for the costs associated with the cleanup of those sites.

Employees

      At December 31, 2003, we had 4,467 full-time and 2,523 part-time employees. We had 125 full-time employees engaged in administrative and executive activities. The balance of our employees manage, operate and maintain our properties. At December 31, 2003, 729 of our full and part-time employees located at eight hotels were covered by collective bargaining agreements. These agreements expire between 2004 and 2006, except for three agreements covering approximately 200 employees which have expired and are currently being renegotiated. We consider relations with our employees to be satisfactory.

Legal Proceedings

Bankruptcy Proceedings

      On December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code in the Southern District of New York. At the time of the filing, our portfolio included 106 hotels.

      Less than one year after filing for bankruptcy, on November 5, 2002, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization (“Joint Plan of Reorganization”) and, on November 25, 2002, Lodgian and our subsidiaries owning 78 of our hotels emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight of our wholly-owned hotels were conveyed to a lender in satisfaction of outstanding debt obligations and one hotel was transferred to the lessor of a capital lease secured by the property in January 2003.

      Pursuant to the Joint Plan of Reorganization, the following significant events took effect upon our emergence from reorganization proceedings:

•	5,000,000 shares of manditorily redeemable 12.25% cumulative Series A Preferred Stock (“Preferred Stock”), par value $0.01, initial liquidation value $25 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	7,000,000 shares of common stock, par value $0.01 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	Class A warrants to purchase an aggregate of 1,510,638 shares of common stock at $18.29 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Class B warrants to purchase an aggregate of 1,029,366 shares of common stock at $25.44 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Our previous equity, consisting of an aggregate of 28,479,837 shares, was cancelled, and in exchange our stockholders received their pro rata share of 207,900 shares of common stock, plus Class A warrants to purchase an aggregate of 251,823 shares of common stock and Class B warrants to purchase an aggregate of 778,304 shares of common stock;

•	Our Convertible Redeemable Equity Structured Trust Securities (“CRESTS”) were cancelled and the holders received their pro rata share of 868,000 shares of the common stock, plus Class A warrants to purchase 1,258,815 shares of common stock and Class B warrants to purchase 251,062 shares of common stock;

•	Our 12.25% Senior Subordinated Notes were cancelled and the holders of the notes received their pro rata share of 4,690,600 shares of Preferred Stock and 5,557,511 shares of common stock;

•	The holders of allowed general unsecured claims became entitled to 309,400 shares of Preferred Stock and 366,589 shares of common stock, referred to as the “disputed claims reserve.” Until distributed, these shares are part of the disputed claims reserve for the pre-bankruptcy petition general unsecured creditors. These shares are periodically distributed as the disputed claims are resolved;

•	We closed on $302.7 million of exit financing arrangements with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) which was used to repay previous debt obligations, fund payments of certain allowed claims and fund portions of certain required cash escrows. These financings were secured by 56 (54 as of March 1, 2004) of our hotels;

•	We closed on a $6.3 million exit financing arrangement with Computershare Trust Company of Canada, secured by one of our hotels;

•	Loans from lenders approximating $86.0 million, secured by 21 of our hotels, were reinstated on their previous terms, except for the extension of certain maturities and, in the case of one loan, a new interest rate; and

•	In accordance with AICPA, Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, our assets and liabilities have been recorded based on the fair values. Our consolidated financial statements since our emergence from Chapter 11 are those of a new reporting entity (referred to as the “successor”) and are not comparable with our financial statements on or prior to the effective date of the Joint Plan of Reorganization (our former reporting entity is referred to as the “predecessor”).

      Eighteen additional hotels previously owned by two subsidiaries, Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C., were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed a plan of reorganization relating to these 18 hotels (the “Impac Plan of Reorganization”). These 18 hotels remained in Chapter 11 until May 22, 2003, the date on which we finalized the Lehman Financing. We used the proceeds from our financing (the “Lehman Financing”) with The Lehman Brothers Holdings, Inc. (“Lehman”) primarily to satisfy the remaining amounts due to the lender of the debt secured by these hotels. The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid in cash to the general unsecured creditors of the 18 hotels.

Other Litigation

      From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves, which, in the case of the Joint Plan of Reorganization, consists of our securities, and in the case of the Impac Plan of Reorganization, consists of $0.3 million of cash. We have reserved for all claims approved by the Bankruptcy Court that have not yet been paid.

SEC Filings and financial information

      This Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.Lodgian.com) as soon as practicable after they are submitted to the Securities and Exchange Commission (“SEC”).

      You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information about us.

      Financial information about our revenues and expenses for the last three fiscal years and assets and liabilities for the last two years may be found in the Consolidated Financial Statements.

Item 2.	Properties

      The information required to be presented in this section is presented in “ITEM 1. Business.”

Item 3.	Legal Proceedings

      The information required to be presented in this section is presented in “ITEM 1. Business.”

Item 4.	Submission of Matters to A Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Historical Data

      On November 25, 2002, the date on which the first of the two plans of reorganization became effective, 28,479,837 outstanding shares of our old common stock were cancelled and 7,000,000 shares of new common stock were issued or reserved for issuance. New preferred stock totaling 5,000,000 shares also became available for issuance. The table below summarizes the activity on our common and preferred stock between emergence from Chapter 11 and December 31, 2003:

	Common	Preferred

Shares issued in connection with the plans of reorganization	6,830,004	4,857,249
Shares reserved for distribution to the general unsecured creditors	169,996	142,751

	7,000,000	5,000,000
Stock options exercised	774	—

	7,000,774	5,000,000
Dividends paid in shares	—	594,299
Dividends reserved for distribution to the general unsecured creditors	—	17,461

	7,000,774	5,611,760

      Prior to November 21, 2001, our common stock traded on the New York Stock Exchange under the symbol “LOD.” Subsequent to November 21, 2001, our common stock traded on the Over-the-Counter Bulletin Board under the trading symbol “LODN.OB.” Subsequent to November 25, 2002, the common stock traded on the Over-the-Counter Bulletin Board under the symbol “LDGIV.OB” until January 28, 2003 when it began trading on the American Stock Exchange under the symbol “LGN.” The following table sets forth, where applicable, the high and low closing prices of our common stock on a quarterly basis commencing on November 26, 2002.

	High	Low

2002
Period November 26, 2002 to December 31, 2002	(1)	(1)

2003
First Quarter (from January 28, 2003)	$5.25	$2.95
Second Quarter	3.41	2.57
Third Quarter	5.75	2.95
Fourth Quarter	$9.25	$5.04

(1)	No meaningful market information relating to the price of our common stock was available for this period.

      The Preferred Stock also began trading on the American Stock Exchange on January 28, 2003 under the symbol “LGN.pr.”

      We have not declared or paid any cash dividends on our common stock and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained to fund our business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position, cash flow, liquidity, capital expenditure plan and requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

      The Preferred Stock issued on November 25, 2002 (the date on which the first of the two plans of reorganization became effective) accrues dividends at the rate of 12.25% per annum. As required by the Preferred Stock agreement, we paid the dividend due on November 21, 2003 by issuing additional shares of Preferred Stock, except for fractional shares which we paid in cash. We have the option of paying the dividends due on November 21, 2004 and November 21, 2005 either in cash or by issuing additional shares of Preferred Stock.

Equity Compensation Plan Information

      The tables below summarize certain information with respect to our equity compensation plan:

Number of
Securities Remaining
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	n/a	—
Equity compensation plans not approved by security holders*	673,500	$3.26	386,500

*	On November 25, 2002, we adopted a new Stock Incentive Plan (the “Stock Incentive Plan”) which replaced the Option Plan previously in place. The Stock Incentive Plan was not approved, nor was it required to be approved, by our security holders, because it was approved by the Bankruptcy Court in connection with the Joint Plan of Reorganization approved in our Chapter 11 proceedings. A maximum of 1,060,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) have been reserved for issuance under the Stock Incentive Plan upon the exercise of stock awards granted thereunder.

      Our board of directors has adopted, subject to the approval of the stockholders, amendments to the Stock Incentive Plan to increase the number of shares reserved for issuance under such plan. See Note 2 to our consolidated financial statements included in this Form 10-K for a description of our Stock Incentive Plan.

      As of March 1, 2004, options to purchase 470,999 shares of our common stock were outstanding and 200,000 shares of restricted stock had been awarded pursuant to the Stock Incentive Plan. In addition, pursuant to our employment agreement with Mr. Parrington, our Chief Executive Officer, we have committed to grant him options to purchase 150,000 additional shares of common stock. After taking into account the outstanding options and shares of restricted stock granted under the Stock Incentive Plan, as well as our contractual commitment to Mr. Parrington, we have 237,500 shares of common stock available for grant under the Stock Incentive Plan.

      Awards made during 2003 pursuant to the Stock Incentive Plan are summarized below:

			Available for
	Issues Under		Issuance
	the Stock		Under the Stock
	Incentive Plan	Type	Incentive Plan

Total, December 31, 2002	—		1,060,000
Issued — July 15, 2003	100,000	stock option	960,000
Issued — July 15, 2003	200,000	restricted stock	760,000
Issued — September 5, 2003	352,000	stock option	408,000
Issued — October 13, 2003	21,500	stock option	386,500

Total, December 31, 2003	673,500

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

      We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2003. On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with generally accepted accounting principles, we restated our assets and liabilities to reflect their fair values referred to as fresh start reporting. As a result, our financial statements for the period subsequent to November 22, 2002 are those of a new reporting entity, and are not comparable with the financial statements for the period prior to November 22, 2002. For this reason, we use the term “successor” when we refer to periods subsequent to November 22, 2002 and the term “predecessor” when we refer to the periods prior to November 22, 2002.

      In addition, in accordance with generally accepted accounting principles, our results of operations distinguish between the results of operations of those properties which we plan to retain in our portfolio for the foreseeable future, referred to as continuing operations, and the results of operations of those properties which have been sold or have been identified for sale, referred to as discontinued operations.

      You should read the financial data below in conjunction with “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

      The financial data were extracted from the audited financials as of December 31, 2003 and 2002 and for the year ended December 31, 2003, the period November 23, 2002 to December 31, 2002, the period January 1, 2002 to November 22, 2002, and the year ended December 31, 2001 included in this Form 10-K.

	(In thousands, except per share data)

	Successor		Predecessor

		November 23, to	January 1, to
		December 31,	November 22,
	2003	2002	2002	2001	2000	1999

Income statement data:
Revenues — continuing operations	$311,414	$25,306	$299,267	$351,072	$370,561	$363,953
Revenues — discontinued operations	61,137	6,441	78,757	96,484	210,336	228,467
Revenues — continuing and discontinued operations	372,551	31,747	378,024	447,556	580,897	592,420
(Loss) income — continuing operations	(27,074)	(6,745)	16,999	(87,537)	(46,523)	(51,123)
Loss — discontinued operations	(4,603)	(2,581)	(4,633)	(55,227)	(41,432)	(9,570)

	(In thousands, except per share data)

	Successor		Predecessor

		November 23, to	January 1, to
		December 31,	November 22,
	2003	2002	2002	2001	2000	1999

Net (loss) income	(31,677)	(9,326)	12,366	(142,764)	(87,955)	(60,693)
Net (loss) income attributable to common stock	(39,271)	(10,836)	12,366	(142,764)	(87,955)	(60,693)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(34,668)	(8,255)	16,999	(87,537)	(46,523)	(51,123)
Earnings per common share, basic and diluted:
(Loss) income — continuing operations	(3.87)	(0.96)	0.60	(3.09)	(1.65)	(1.88)
Loss — discontinued operations, net of taxes	(0.66)	(0.37)	(0.17)	(1.95)	(1.47)	(0.35)
Net (loss) income	(4.53)	(1.33)	0.43	(5.04)	(3.12)	(2.23)
Net (loss) income attributable to common stock	(5.61)	(1.55)	0.43	(5.04)	(3.12)	(2.23)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(4.95)	(1.18)	0.60	(3.09)	(1.65)	(1.88)
Basic and diluted weighted average shares(1)	7,000	7,000	28,480	28,350	28,186	27,222
Balance sheet data (at period end):
Total assets	$709,174	$762,164	$967,131	$975,362	$1,160,344	$1,421,996
Assets held for sale	68,567	—	—	—	—	—
Long-term debt(2)	551,292	389,752	7,215	7,652	674,038	856,675
Liabilities related to assets held for sale	57,948	—	—	—	—	—
Liabilities subject to compromise(2)	—	93,816	926,387	925,894	—	—
Mandatorily redeemable 12.25% cumulative Series A preferred stock(3)	—	126,510	—	—	—	—
Total liabilities	666,248	553,581	990,682	982,043	1,027,067	1,197,454
Total liabilities and preferred stock	666,248	680,091	990,682	982,043	1,027,067	1,197,454
Total stockholders’ equity (deficit)	40,606	78,457	(28,841)	(6,681)	136,880	224,542

(1)	The number of shares in the successor period ended December 31, 2002, represents the new shares issued on the consummation of the first of the two plans of reorganization in November 25, 2002. The 28,479,837 old shares were cancelled and 7,000,000 new shares were issued.
(2)	Reported long-term debt was impacted in 2001 by our filing for Chapter 11. On filing for Chapter 11, all our debts (except the debt relating to a non-filed entity), and certain other liabilities were classified as liabilities subject to compromise. On emergence from Chapter 11, some of our debt was forgiven. The remaining long-term debt and other settled claims were reclassified out of liabilities subject to compromise to long-term debt (if long-term) and current liabilities (if short-term).
(3)	The Preferred Stock was issued on November 25, 2002. At December 31, 2002, the Preferred Stock was classified between long-term debt and equity on the consolidated balance sheet, called the mezzanine section. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, which was effective on July 1, 2003, we reclassified the Preferred Stock to long-term debt. The Preferred Stock outstanding at December 31, 2003 was $142.2 million, compared to $126.5 million at December 31, 2002. In addition, the dividend for the period July 1, 2003 to December 31, 2003, was reported in interest expense. In accordance with SFAS No. 150, we continued to show the dividends for the periods

January 1, 2003 to June 30, 2003, and November 23, 2002 to December 31, 2002 as deductions from retained earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the discussion below in conjunction with the consolidated financial statements and accompanying notes. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below under “Factors Which May Affect Future Results.”

Executive Summary

      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn” and “Marriott.” As of March 1, 2004, we operated 92 hotels with an aggregate of 17,417 rooms, located in 30 states and Canada. Of the 92 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while 14 hotels, with an aggregate of 3,069 rooms, are being held for sale and classified as discontinued operations. Our portfolio of 92 hotels consists of:

•	87 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

      We consolidate all of these entities in our financial statements, other than the one entity in which we hold a non-controlling equity interest and for which we account under the equity method.

      On December 20, 2001, due to a number of factors, including our heavy debt load, a lack of available funds to maintain the quality of our hotels, a weakening U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks on September 11, 2001, we filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, our portfolio consisted of 106 hotels.

      Following the consummation of our two plans of reorganization, we emerged from Chapter 11 with 97 hotels, eight of the hotels having been conveyed to a lender in satisfaction of outstanding debt obligations and one having been returned to the lessor of a capital lease. Of the portfolio of 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one hotel never filed under Chapter 11.

      In 2003, we developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. We are implementing this strategy by:

•	renovating and repositioning certain of our existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring selected hotels that better fit this strategy.

      In accordance with this strategy and our efforts to reduce debt and interest costs, in 2003 we identified 19 hotels, our only office building property and three land parcels for sale. During 2003 and the first two months of 2004, we sold five hotels and the office building for an aggregate sales price of $24.6 million. Of the $23.2 million aggregate net proceeds from the sales of these assets, we used $14.6 million to pay down debt and $8.6 million for general corporate purposes, including capital expenditures. As a result of these sales, as of

March 1, 2004, our portfolio consisted of 92 hotels and three land parcels, of which 14 hotels and the three land parcels are held for sale.

Operating Summary

      Below is a summary of our results of operations, which are presented in more detail in “— Results of Operations — Continuing Operations”:

•	Revenues declined in 2003 and the 2002 Combined Period as a result of a lack of available funds to maintain the quality and competitiveness of our hotels, the weak U.S. economy and the severe decline in the lodging industry in the aftermath of the terrorist attacks of September 11, 2001. Though the lodging industry experienced some recovery during the second half of 2003, we were not able to benefit fully from the recovery due to deferred capital expenditures and renovation displacement at some of our hotels.

•	Operating expenses declined in 2003 and the 2002 Combined Period primarily as a result of lower revenues. As revenues declined, variable expenses also fell. Operating expenses also declined, in part, as a result of our cost reduction efforts in the wake of the weak economy and lower revenues.

•	Interest expense declined in 2003 and the 2002 Combined Period because we were able to reorganize our debt as part of the Chapter 11 proceedings. The reorganization resulted in lower principal amounts on some of our debt due to debt forgiveness, and lower interest rates on other of our debt. Also, during the bankruptcy proceedings, we did not pay interest on certain debt, as approved by the Bankruptcy Court.

•	Depreciation and amortization expense declined in 2003 and the 2002 Combined Period due to the restatement of our assets to fair value as part of fresh start reporting. Since we are depreciating a lower asset base, our depreciation in 2003 was significantly less than in the 2002 Combined Period.

•	During 2003, after identifying assets held for sale, we recorded impairment charges where the carrying values exceeded the estimated selling prices, net of selling costs. We also analyzed our assets held for use at December 31, 2003 and recorded impairment charges, as appropriate, when the carrying values exceeded their undiscounted future cash flows. During the 2002 Combined Period, we recorded a significant write down of our hotels as part of our fresh start reporting. We also recorded significant impairment losses in 2001.

Summary of Discontinued Operations

      As previously discussed, pursuant to the terms of the plan of reorganization approved by the Bankruptcy Court on November 5, 2002, we conveyed eight wholly-owned hotels to the lender in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease in January 2003. The results of operations of these nine hotels are reported in discontinued operations in our consolidated statement of operations. Due primarily to the application of fresh start reporting in November 2002, in which these and other assets were adjusted to their respective fair values, there were no gains or losses on these transactions.

      In addition, pursuant to the strategy outlined above, at December 31, 2003, 18 of our hotels and three land parcels were held for sale and reported in discontinued operations. Discontinued operations also include one hotel and one office building sold in 2003. Accordingly, as of December 31, 2003, there were 28 hotels and one office building reported in discontinued operations. The assets held for sale at December 31, 2003 and the liabilities related to these assets are separately disclosed as current assets and current liabilities, respectively, in our consolidated balance sheet.

      Where the carrying values of the assets held for sale exceeded their estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. Fair values were determined using market prices and where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. We classify an asset as held for sale if we expect to dispose of it within one year and it satisfies the other criteria specified by SFAS No. 144. While we believe the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.

      Summarized below is certain financial data related to the five hotels and one office building sold between November 1, 2003 and March 1, 2004:

(in thousands)
Aggregate sales price	$24,585
Debt pay down	14,635
Total revenues for the year ended December 31, 2003	12,298
Total direct operating expenses for the year ended December 31, 2003	5,650

      The results of operations of the other 78 hotels, 77 of which we consolidate in our financial statements and one for which we account under the equity method, are reported in continuing operations. Our continuing operations reflect the results of operations of those hotels which we plan to retain in our portfolio for the foreseeable future and exclude results of operations of those hotels held for sale.

Critical Accounting Policies and Estimates

      Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies and estimates is included in Note 1 of the notes to our consolidated financial statements. We consider the following to be our critical accounting policies and estimates:

      Consolidation policy — All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise control. All of the subsidiaries are wholly owned except for five joint ventures, one of which is not consolidated but is accounted for under the equity method.

      When we consolidate hotels in which we own less than 100% of the voting equity interest, we include the assets and liabilities of those hotels in our consolidated balance sheet. The third party interests in the net assets of those hotels are reported as minority interest on our consolidated balance sheet. In addition, our consolidated statement of operations reflects the full revenues and expenses of those hotels and the third party portion of the net income or loss is reported as minority interest in our consolidated statements of operations. If the loss applicable to the minority interest exceeds the minority’s equity, we report the entire loss in our consolidated statement of operations.

      When we account for an entity under the equity method, we record only our share of the investment on our consolidated balance sheet and our share of the net income or loss in our consolidated statement of operations. We own a 30% non-controlling equity interest in an unconsolidated joint venture and have included our share of this investment in “other assets” on our consolidated balance sheet. Our share of the net income or loss of the unconsolidated joint venture is shown in “interest income and other” in our consolidated statements of operations. Our investment in this entity at December 31, 2003 was $0.2 million and our share of the loss was $20,000.

      Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2003, these deferrals totaled $15.1 million, of which $11.6 million related to our continuing operations. If we were to write these expenses off in the year of payment, our operating expenses in those years would be significantly higher.

      Asset impairment — We invest significantly in real estate assets. Property, plant and equipment represent approximately 80% of the total assets on our consolidated balance sheet. Our policy on asset impairment is, therefore, considered critical. Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.

      As part of this evaluation, and in accordance with SFAS No. 144, we classify our properties into two categories, assets held for sale and assets held for use.

      The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write-down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell. As a result of this evaluation, during 2003, we recorded impairment losses of $5.4 million on assets held for sale.

      With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with our real estate brokers. As a result of this evaluation, we recorded impairment losses during 2003 of $12.7 million on assets held for use. In connection with our emergence from Chapter 11, and the application of fresh start reporting in which we were required to restate our assets to fair values, we recorded a net write-down of $222.1 million on our real estate assets during 2002. In 2001, we recorded impairment losses of $67.3 million.

      Reorganization items — In accordance with GAAP, income and expenses related to our Chapter 11 proceedings were classified as reorganization items while the respective hotels were in Chapter 11. We continue to incur expenses as a result of the Chapter 11 proceedings but now classify these as general, administrative and other expenses. The classification between reorganization items and operating expenses while we were in Chapter 11 involved judgment on the part of management. In addition, as a result of the separation required between continuing operations and discontinued operations, we allocated the reorganization items incurred during the Chapter 11 proceedings between continuing operations and discontinued operations based on the values assigned to the respective properties subsequent to their emergence from Chapter 11.

      Accrual of self-insured obligations — We are self-insured up to certain amounts with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in accrued liabilities in our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2003, we had an accrued balance of approximately $10 million for these expenses.

Income Statement Overview

      On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with GAAP, we applied fresh start reporting. Under fresh start reporting, assets and liabilities are restated to reflect their fair values. As a result, for accounting purposes, our financial statements for periods subsequent to November 22, 2002 are considered to be those of a new reporting entity and are not considered to be comparable with the financial statements for periods on or prior to November 22, 2002. For this reason, we use the term “successor” when we refer to periods subsequent to November 22, 2002, and the term “predecessor” when we refer to periods on or prior to November 22, 2002. Although we are required to make this distinction under GAAP, for purposes of the discussion of results below, we have combined the predecessor’s results for the period January 1, 2002 to November 22, 2002 with the successor’s results for the period November 23, 2002 to December 31, 2002 and refer to it as the “2002 Combined Period.” The differences between periods due to fresh start reporting are explained where necessary.

      The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for the 77 consolidated hotels that we plan to retain in our portfolio for the foreseeable future.

     Revenues

      We categorize our revenues into the following three categories:

•	Room revenues — derived from guest room rentals;

•	Food and beverage revenues — derived from hotel restaurants, room service, hotel catering and meeting room rentals; and

•	Other revenues — derived from guests’ long-distance telephone usage, laundry services, parking services, in-room movie services, vending machine commissions, leasing of hotel space and other miscellaneous revenues.

      Transient revenues, which generally account for approximately 70% of our room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups makes up approximately 23% of our room revenues while our contract revenues (such as contracts with airlines for crew rooms) account for the remaining 7%.

      We believe revenues in the hotel industry are best explained by the following three key performance indicators:

•	Occupancy — computed by dividing total room nights sold by the total available room nights;

•	Average daily rate (ADR) — computed by dividing total room revenues by total room nights sold; and

•	Revenue per available room (RevPAR) — computed by dividing total room revenues by total available room nights. RevPAR can also be obtained by multiplying the occupancy by the ADR.

      To obtain available room nights for a year, we multiply the number of rooms in our portfolio by the number of days in the year. To obtain available room nights for a hotel sold during the year, we multiply the number of rooms in the hotel by the number of days between January 1 and the date the hotel was sold.

      These measures are influenced by a variety of factors, including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of our hotels experience lower occupancy levels in the fall and winter months (November through February) which generally results in lower revenues, lower net income and less cash flow during these months.

Operating expenses

      Operating expenses fall into the following categories:

•	Direct expenses — these expenses tend to vary with available rooms and occupancy. However, hotel level expenses contain significant elements of fixed costs and, therefore, do not decline proportionately with revenues. Direct expenses are further categorized as follows:

•	Rooms expenses — expenses incurred in generating room revenues;

•	Food and beverage expenses — expenses incurred in generating food and beverage revenues; and

•	Other direct expenses — expenses incurred in generating the revenue activities classified in “other revenues.”

•	General, administrative and other expenses, which include:

•	Salaries for hotel management;

•	Advertising and promotion;

•	Franchise fees;

•	Repairs and maintenance;

•	Utilities;

•	Equipment, ground and building rentals;

•	Insurance;

•	Property and other taxes;

•	Legal and professional fees; and

•	Corporate overhead, including corporate salaries and benefits, accounting services, directors’ fees, costs for office space and information technology costs. Also included in general, administrative and other expenses for the year ended December 31, 2003 are expenses relating to post-emergence Chapter 11 activities.

•	Depreciation and amortization expense — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees.

•	Impairment charges — charges which were required to write down hotel carrying values to their fair values.

Non-operating items

      Non-operating items include:

•	Interest expense, Preferred Stock dividends and amortization of deferred loan fees;

•	Gain on disposal of assets;

•	Interest income;

•	Our 30% share of the income or loss of our non-controlling equity interest in one hotel, for which we account under the equity method; and

•	Minority interests — our equity partners’ share of the income or loss of the four hotels owned by joint ventures that we consolidate.

Results of Operations — Continuing Operations

Year Ended December 31, 2003 Compared to the 2002 Combined Period

           Revenues — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

Revenues ($ in thousands):
Rooms	$229,519	$237,800	$(8,281)	(3.5)%
Food and beverage	70,791	74,124	(3,333)	(4.5)%
Other	11,104	12,649	(1,545)	(12.2)%

Total revenues	$311,414	$324,573	$(13,159)	(4.1)%

Occupancy	59.9%	61.5%		(2.6)%
ADR	$74.44	$75.02	$(0.58)	(0.8)%
RevPAR	$44.57	$46.16	$(1.59)	(3.4)%

      The 3.5% decline in room revenues results from the decline in occupancy and ADR. Occupancy declined by 2.6% while ADR declined by 0.8%. The decline in occupancy reflected the general decline in the lodging industry but also reflected, in part, some loss in volume due to renovations being performed at some of our hotels, brand changes and reduced performance at some hotels due to their need for renovation. The decline in ADR was due to lower demand for hotels as well as a change in buying patterns with more guests purchasing discounted rooms via the Internet.

      Food and beverage and other revenues were also affected by the decline in occupancy and a reduction in group banquet and catering functions. Other revenues, which declined by 12.2%, were affected by a decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed Internet access at some of our hotels.

      Some positive signs have started to emerge for the lodging industry. Smith Travel Research recently forecasted RevPAR growth in 2004 due to rising occupancy and room rates and improving supply and demand fundamentals. We expect to realize some of the benefits of that growth but believe that we will not benefit fully from the recovery, particularly as some of our hotels are still under renovation and some need to be renovated. Some of our hotels recently have been renovated and we expect that these and others will benefit from the recovery.

      To assist us in isolating the temporary effects on hotels which have undergone major change or are undergoing change, we have identified a group of hotels as “stabilized hotels.” Stabilized hotels are those hotels included in our portfolio on December 31, 2003 which:

•	Were not held for sale;

•	Were not undergoing major renovation during 2002 or 2003 (we consider a major renovation to be a renovation which in the aggregate exceeded $5,000 per room); or

•	Were not subject to brand changes during 2002 or 2003.

      The table below presents data on our stabilized hotels:

		2002
		Combined	% increase
	2003	Period	(decrease)

Number of stabilized hotels	58	58	—
Number of rooms	10,659	10,659	—
Occupancy	62.5%	64.1%	(2.5)%
ADR	$75.59	$76.30	(0.9)%
RevPAR	$47.22	$48.87	(3.4)%

      The decline in occupancy for our stabilized hotels was lower than the decline in occupancy for our hotels included in continuing operations, as stabilized hotels were not affected by displacements from hotel renovations. However, ADR of stabilized hotels declined more than ADR for all hotels in continuing operations because stabilized hotels included a higher proportion of hotels in need of renovation, resulting in the decline in RevPAR for our stabilized hotels being the same as for all hotels included in our continuing operations.

Direct operating expenses — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Direct operating expenses:
Rooms	$65,814	$65,624	$190	0.3%
Food and beverage	48,686	52,269	(3,583)	(6.9)%
Other	7,970	8,716	(746)	(8.6)%

Total direct operating expenses	$122,470	$126,609	$(4,139)	(3.3)%

% of total revenues	39.3%	39.0%

      Direct operating expenses, which vary with revenues, were lower due to lower revenues. However, these expenses were not reduced proportionately with revenues due to fixed costs and the need to maintain minimum levels of service regardless of occupancy declines. Fixed costs primarily relate to salaried employees and benefits.

      Rooms expenses on an actual cost per occupied room basis increased as a result of increases in benefit costs (28% of the total increase), enhanced complimentary food and beverage items to guests enrolled in our brand loyalty programs (31% of the total increase) and general cost increases for expendable items used in the rooms department. Benefit costs include group health insurance, our 401(k) plan and workers’ compensation. Due to declining room demand in the first half of 2003 and a shift in room demand to Internet booking sites that provide discounted room rates, we were unable to achieve gains in ADR to offset these cost increases.

      The food and beverage department benefited from our improved purchasing program and greater controls on inventory, partially offset by increased benefit costs.

      Other expenses decreased by $0.7 million due in part to a $0.4 million decline in telephone expenses as a result of increased usage of cell phones by our guests.

      We continued to realize cost efficiencies through the negotiation of national purchase contracts for all of our hotels. Through such contracts, we have benefited from lower unit costs on some of our routinely purchased items.

Other operating expenses — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Other operating expenses:
General, administrative and other	$137,888	$132,194	$5,694	4.3%
Depreciation and amortization	29,761	43,636	(13,875)	(31.8)%
Impairment of long-lived assets	12,667	—	12,667	n/m

Total other operating expenses	$180,316	$175,830	$4,486	2.6%

% of total revenues	57.9%	54.2%

      General, administrative and other expenses were $5.7 million higher in 2003 as a result of increases in the following:

•	We incurred $4.6 million in legal, professional and other costs related to the Chapter 11 proceedings. Prior to our emergence from Chapter 11, these costs would have been classified as reorganization expenses.

•	Insurance costs increased $1.7 million due to increased insurance premium costs and safety training programs;

•	Utility costs increased $1.6 million due to increases in rates and increases in consumption caused by severe weather conditions in the Northeast;

•	Ground and property rent increased $0.5 million due to escalation clauses in the lease agreements; and

•	Repairs and maintenance costs increased $0.4 million due to enhanced preventative maintenance programs as well as to delayed renovations on some of our hotels.

      These higher expenses were offset by reductions in other expenses, as follows:

•	Legal and other professional fees decreased by approximately $1.2 million partially as a result of our reduced reliance on external professional services and also as a result of the resolution of a number of litigation cases through the Chapter 11 proceedings;

•	Equipment rentals decreased by $0.5 million as a result of the initiation of improved lease programs for hotel vans, copiers and other equipment;

•	Franchise fees decreased by $0.4 million. Substantially all of our franchise fees are revenue-based and, therefore, fell as a result of the reduction in revenues; and

•	Bad debt expense decreased by $1.8 million. This was partially due to a release of previous reserves during 2003 of $0.8 million that was no longer needed and an improvement in our portfolio as compared to the 2002 Combined Period.

      Depreciation and amortization expense declined by $13.9 million. Depreciation expense was reduced as a result of fresh start reporting. As part of fresh start reporting, we were required to adjust our assets to fair values and, as a result, recorded a net write-down of fixed assets of $193.2 million. After implementing fresh start reporting, our monthly depreciation decreased by $1.2 million ($14.4 million annualized). This decrease was partially offset by an increase in amortization of deferred franchise fees due to an increase in the fair values of deferred franchise fees. Amortization of deferred franchise fees increased by approximately $34,000 per month ($0.4 million annualized).

      The impairment of long-lived assets of $12.7 million recorded during 2003 represents reductions made to the carrying values of certain hotels held for use, to bring them in line with their estimated fair values.

Non-operating income (expenses) — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$807	$4,954	$(4,147)	(83.7)%
Interest expense:
Preferred Stock dividend	(8,092)	—	8,092	n/m
Other interest expense	(28,581)	(28,273)	308	1.1%
Gain on asset dispositions	445	—	445	n/m
Reorganization items	(1,397)	11,038	(12,435)	(112.7)%
Minority interests	1,294	273	1,021	374.0%

      Interest income and other for the 2002 Combined Period included $4.4 million of gain on extinguishment of debt. This gain related to discharge of a promissory note in the name of Macon Hotel Associates, LLC (“MHA”), a 60% owned subsidiary. The lender discharged the indebtedness of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million.

      The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the period January 1, 2003 to December 31, 2003 totaled $15.7 million. In accordance with SFAS No. 150, effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $8.1 million dividend accrued for the period July 1, 2003 to December 31, 2003 is reported in interest expense while the $7.6 million dividend accrued for the periods January 1, 2003 to June 30, 2003 are shown as deductions from retained earnings.

      Included in other interest expense for 2003 is amortization of loan fees of $3.9 million. For the 2002 Combined Period, amortization of loan fees were de minimus because we wrote off all deferred loan fees when we filed for Chapter 11 in December 2001.

      A significant portion of our debt is variable based primarily on one month LIBOR. Our variable rate debt at December 31, 2003 approximated $382.8 million. Interest expense on our variable rate debt fell as a result of reductions in LIBOR and reductions in the interest rate spread. LIBOR averaged 1.25% for 2003 and 1.77% for the 2002 Combined Period. Also, the interest rate spread on the Merrill Lynch Mortgage debt incurred in November 2002 is approximately 200 basis points, or 2%, lower than the interest rate spread on the variable rate debt that it replaced. The interest expense associated with the Lehman Financing obtained in May 2003 served to offset the reduction in interest discussed above. Though the Lehman Financing replaced previous debt, we paid no interest during 2002 on the debt that it replaced, as approved by the Bankruptcy Court.

      The gain on asset dispositions for 2003 relates to consideration received for condemned land less the carrying values.

      Reorganization items for 2003 of $1.4 million represent Chapter 11 expenses incurred between January 1, 2003 and May 22, 2003 relating to the 18 hotels that emerged from Chapter 11 on May 22, 2003. We continue to incur expenses related to the Chapter 11 proceedings but currently report these expenses as part of general, administrative and other expenses. In accordance with GAAP, all expenses related to the Chapter 11 proceedings between January 1, 2002 and November 22, 2002 were reported as reorganization items, including the fair value adjustments recorded on the implementation of fresh start reporting.

      Reorganization items for the 2002 Combined Period consisted of the following:

•	Adjustments recorded on the application of fresh start reporting of $33.3 million consisting of a gain on extinguishment of debt of $223.1 million offset by fixed asset write downs and other fresh start adjustments of $189.8 million; and

•	Expenses incurred as a result of the Chapter 11 proceedings of approximately $22.3 million, consisting mainly of legal and professional fees.

      Minority interests represent the third party owners’ share of the net income or loss of the four joint ventures in which we have a controlling equity interest. The increase of $1.0 million relates primarily to one joint venture owning one hotel. The net loss of this joint venture was higher in 2003 as a result of an impairment charge recorded to write down the carrying value of the hotel.

     The 2002 Combined Period Compared to the Year Ended December 31, 2001

     Revenues — Continuing Operations

	2002
	Combined
	Period	2001

			)
			Increase
			(decrease
Revenues ($ in thousands)*:
Rooms	$237,800	$257,100	$(19,300)	(7.5)%
Food and beverage	74,124	79,554	(5,430)	(6.8)%
Other	12,649	14,418	(1,769)	(12.3)%

Total revenues	$324,573	$351,072	$(26,499)	(7.5)%

Occupancy	61.5%	63.0%		(2.4)%
ADR	$75.02	$77.60	$(2.58)	(3.3)%
RevPAR	$46.16	$48.91	$(2.75)	(5.6)%

*	Revenues for 2001 in the table above include the revenues of six hotels sold in 2001, while occupancy, ADR and RevPAR in the table exclude the six hotels sold in 2001. Revenues in 2001 for these six hotels were:

($ in thousands)
Rooms	$5,041
Food and beverage	1,520
Other	465

Total revenues	$7,026

      After excluding the $5.0 million from the 2001 room revenues for six hotels sold in 2001, thereby producing room revenues for a comparable portfolio, the decline in room revenues was 5.7%. This reduction in room revenues resulted from declines in both occupancy and ADR. Occupancy declined by 2.4% while ADR declined by 3.3%. These reductions reflected the general decline in the economy and the lodging industry in the aftermath of the terrorist attacks of September 11, 2001 and hotel quality issues due to the liquidity constraints which led to our Chapter 11 filing. Occupancy, ADR and RevPAR were also affected by renovation displacement at some of our hotels.

      The lower food and beverage revenues were due to the lower occupancy levels in the 2002 Combined Period. Other revenues declined in the 2002 Combined Period primarily due to a $1.3 million reduction in telephone revenues resulting from increased cell phone usage.

      The table below presents data on our stabilized hotels:

	2002
	Combined		% increase
	Period	2001	(decrease)

Number of stabilized hotels	58	58	—
Number of rooms	10,659	10,659	—
Occupancy	64.1%	64.4%	(0.5)%
ADR	$76.30	$79.31	(3.8)%
RevPAR	$48.87	$51.11	(4.4)%

      The decline in occupancy for our stabilized hotels was lower than the decline in occupancy for all hotels included in our continuing operations, as stabilized hotels were not affected by renovation displacements. In addition, ADR of stabilized hotels declined more than ADR of all hotels in continuing operations because stabilized hotels included a higher proportion of hotels in need of renovation, resulting in the decline in RevPAR for our stabilized hotels being greater than the decline in RevPAR for all hotels included in our continuing operations.

     Direct operating expenses — Continuing Operations

	2002
	Combined		Increase
	Period	2001	(decrease)

	($ in thousands)
Direct operating expenses*:
Rooms	$65,624	$69,257	$(3,633)	(5.2)%
Food and beverage	52,269	55,459	(3,190)	(5.8)%
Other	8,716	8,540	176	2.1%

Total direct operating expenses	$126,609	$133,256	$(6,647)	(5.0)%

% of total revenues	39.0%	38.0%

*	Direct operating expenses for 2001 in the table above include the direct operating expenses of six hotels sold in 2001. Direct operating expenses in 2001 for these six hotels were:

($ in thousands)
Rooms	$1,794
Food and beverage	1,241
Other	202

Total direct expenses	$3,237

      After excluding the $1.8 million from the 2001 room expenses for six hotels sold in 2001, thereby producing room expenses for a comparable portfolio, the decline in room expenses was 2.7%. As a percentage of room revenues, our room expenses increased in the 2002 Combined Period but the actual cost per occupied room declined. Our margins were also affected by the decline in ADR.

      Food and beverage margins were negatively affected by a decline in banquet catering and meetings business in the 2002 Combined Period. The banquet catering and meetings business is the most profitable area of our food and beverage operations.

      Other operating expenses remained flat despite lower sales due to our inability to offset a large portion of fixed expenses in this department.

     Other operating expenses — Continuing Operations

	2002
	Combined
	Period	2001	Increase (decrease)

	($ in thousands)
Other operating expenses:
General, administrative and other	$132,194	$154,320	$(22,126)	(14.3)%
Depreciation and amortization	43,636	46,065	(2,429)	(5.3)%
Impairment of long-lived assets	—	20,503	(20,503)	(100.0)%

Total other operating expenses	$175,830	$220,888	$(45,058)	(20.4)%

% of total revenues	54.2%	62.9%

      General, administrative and other expenses decreased by $22.1 million. Of the $22.1 million decrease, $3.3 million related to six hotels sold in 2001. In addition, the property level component of general, administrative and other expenses was lower in the 2002 Combined Period, primarily as a result of reductions in revenues. General, administrative and other expenses for the 2002 Combined Period also declined as a result of reductions in corporate overhead due to cost reductions at the corporate office. These initiatives included reductions in staffing, office space and technology.

      Depreciation and amortization expense for the 2002 Combined Period decreased by $2.4 million. Of the $2.4 million decrease, $0.6 million was attributable to six hotels sold in 2001. The reduction in depreciation and amortization expense was also due to the reduced carrying values of certain assets arising from impairment charges recorded in the fourth quarter of 2001. This decrease was partially offset by additional depreciation related to capital improvements. Also, depreciation for the period November 23, 2002 to December 31, 2002 declined as a result of the write-down of fixed assets recorded when we implemented fresh start reporting.

      The $20.5 million of impairment charges for 2001 consisted of the following:

•	A $6.6 million charge related to revised estimates of fair value for properties held for sale;

•	A $4.0 million charge related to one property which was identified as held for sale and also sold in 2001; and

•	Impairment charges on assets held for use of $21.7 million, offset by a recapture of $11.8 million of impairment charges related to assets previously held for sale that were no longer being actively marketed for sale.

     Non-operating income (expenses) — Continuing Operations

	2002
	Combined
	Period	2001	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$4,954	$709	$4,245	598.7%
Interest expense	(28,273)	(71,817)	(43,544)	(60.6)%
Gain on asset dispositions	—	23,975	23,975	(100.0)%
Reorganization items	11,038	(21,672)	(32,710)	150.9%
Minority interests — Preferred redeemable securities	—	(12,869)	12,869	(100.0)%
Minority interests — Other	273	38	235	618.4%

      Interest income and other increased significantly in the 2002 Combined Period primarily as the result of a discharge of indebtedness in respect of MHA, a 60% owned subsidiary. The resulting gain on extinguishment of this indebtedness was $4.4 million and resulted from the exchange of a promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million.

      Interest expense for the 2002 Combined Period decreased as a result of the suspension of interest payments on debt secured by highly leveraged hotels while we were in Chapter 11. Where the estimated value of the underlying collateral in respect of certain debts was considered to be less than the carrying value of that debt, we ceased accruing interest on those debts. Contractual interest expense in respect of those debts that was not recorded for the 2002 Combined Period (excluding interest on our CRESTS) approximated $28.2 million. Recorded interest expense for the 2002 Combined Period also declined as a result of decreasing interest rates on our variable rate debt. LIBOR for the 2002 Combined Period averaged 1.77% while the average for 2001 was 3.71%.

      The gain on asset disposition for 2001 related primarily to the sale of one hotel in the first quarter of 2001 and represents the excess of the net proceeds of the sale over the net book value of assets sold.

      Reorganization items for the 2002 Combined Period consisted of the following:

•	Adjustments recorded on the application of fresh start reporting of $33.3 million, consisting of gain on extinguishment of debt of $223.1 million offset by fixed asset write downs and other fresh start adjustments of $189.8 million; and

•	Expenses incurred as a result of the Chapter 11 proceedings of approximately $22.3 million consisting mainly of legal and professional fees.

      Reorganization items for 2001 consisted of write-offs of deferred loan fees of $18.7 million and expenses incurred as a result of the Chapter 11 proceedings of approximately $3.0 million.

      Minority interest differed significantly in the 2002 Combined Period compared to 2001 as a result of the non-accrual of interest on the CRESTS. We ceased accruing interest on the CRESTS while we were in Chapter 11 as these were unsecured debts. CRESTS interest not accrued for the 2002 Combined Period approximated $12.7 million.

Results of Operations — Discontinued Operations

      Discontinued operations include results of operations for both assets sold during the reporting period and assets that have been identified for sale. Consequently, the 18 hotels and three land parcels that were held for sale at December 31, 2003, as well as the ten hotels and the office building that were sold or otherwise disposed of during 2003, are included in discontinued operations. We present the current year’s results of these hotels as discontinued operations as well as the comparative results for the previous two years.

Year Ended December 31, 2003 Compared to the 2002 Combined Period and the Year Ended December 31, 2001

      Set forth below is the condensed combined statement of operations for properties classified as discontinued operations:

		2002		Increase	Increase
		Combined		(decrease)	(decrease)
	2003	Period	2001	2003 versus 2002	2002 versus 2001

	(28 hotels)(1)	(28 hotels)	(28 hotels)
			($ in thousands)
Revenues
Rooms	$46,451	$63,860	$71,752	$(17,409)	$(7,892)
Food and beverage	11,264	16,709	19,020	(5,445)	(2,311)
Other	3,422	4,629	5,712	(1,207)	(1,083)

Total revenues	61,137	85,198	96,484	(24,061)	(11,286)

Operating expenses
Direct:
Rooms	14,439	20,782	22,158	(6,343)	(1,376)
Food and beverage	8,905	13,516	15,206	(4,611)	(1,690)
Other	2,483	3,075	3,662	(592)	(587)

Total direct expenses	25,827	37,373	41,026	(11,546)	(3,653)

	35,310	47,825	55,458	(12,515)	(7,633)
Other operating expenses
General, administrative and other	29,643	40,478	40,515	(10,835)	(37)
Depreciation and amortization	3,367	13,558	16,480	(10,191)	(2,922)
Impairment of long-lived assets	5,387	—	46,837	5,387	(46,837)

Total other operating expenses	38,397	54,036	103,832	(15,639)	(49,796)

	(3,087)	(6,211)	(48,374)	3,124	42,163
Non-operating income (expense):
Interest expense	(3,953)	(3,855)	(3,509)	(98)	(346)
Gain on asset dispositions	3,085	—	—	3,085	—

Loss before income taxes and reorganization items	(3,955)	(10,066)	(51,883)	6,111	41,817
Reorganization items	(648)	1,652	(3,344)	(2,300)	4,996

Loss before income taxes	(4,603)	(8,414)	(55,227)	3,811	46,813
Benefit for income taxes	—	1,200	—	(1,200)	1,200

Net loss	$(4,603)	$(7,214)	$(55,227)	$2,611	$48,013

(1)	The 2003 revenues and expenses in the table above includes de minimus amounts of the eight hotels conveyed to a lender in January 2003 and the one hotel returned to the lessor of a capital lease, also in January 2003.

     The disposition of nine hotels in January 2003 adversely affects comparability between periods of results of operations for the properties included in discontinued operations. Results of operations for our discontinued operations were affected by the same macroeconomic factors discussed above for our continuing operations. Additional factors affecting the results for 2003, the 2002 Combined Period and 2001 are discussed below.

Year Ended December 31, 2003 Compared to the 2002 Combined Period

      Revenues and expenses included in discontinued operations were affected by hotel dispositions in January 2003.

      The 2002 Combined Period results include the following revenues and expenses for eight hotels conveyed to a lender in satisfaction of related debt and one hotel returned to the lessor of a capital lease in January 2003:

2002 Combined
Period

($ in thousands)
Revenues:
Rooms	$17,116
Food and beverage	4,657
Other	716

Total revenues	22,489

Operating expenses:
Direct:
Rooms	5,959
Food and beverage	3,781
Other	653

Total direct expenses	10,393

$12,096

General, administrative and other	$10,406
Depreciation and amortization	$2,938

      Substantially all of the total revenue, direct expense, and general, administrative and other expense differences between 2003 and the 2002 Combined Period are a result of the disposition of these nine hotels. Of the $10.2 million decrease in depreciation and amortization expense between 2003 and the 2002 Combined Period, $2.9 million was attributable to the disposition of these nine hotels. Additionally, the lower asset base as a result of fresh start reporting and the effect of not depreciating assets once they are identified for sale accounted for an additional $4.8 million and $2.3 million of the decrease, respectively.

      The impairment of long-lived assets of $5.4 million recorded in 2003 represents the write-down of assets held for sale. In accordance with GAAP, assets identified for sale are valued at the lower of their estimated selling prices, less costs to sell, and their carrying values. Where the estimated net selling prices exceeded the carrying values, no gain was recorded.

      Gain on asset dispositions of $3.1 million represents gain on the sale of one hotel and one office building in November 2003. The gain represents the excess of the net proceeds of the sale over the carrying values of these two properties. The income tax benefit for the 2002 Combined Period related to a hotel sold during 2001 and represented reductions of accruals for state income tax provisions recorded during 2001.

The 2002 Combined Period Compared to the Year Ended December 31, 2001

      The reduction in depreciation and amortization expense between the 2002 Combined Period and 2001 was due to the reduced carrying values of certain assets arising from impairment charges recorded in the fourth quarter of 2001. This decrease was partially offset by additional depreciation related to capital improvements. Also, depreciation for the period November 23, 2002 to December 31, 2002 declined as a result of the write-down of fixed assets recorded on the implementation of fresh start reporting.

      Of the impairment charges of $46.8 million for 2001, $47.3 million related to assets held for use, offset by a recapture of $0.5 million of impairment charges related to assets previously held for sale that were no longer being actively marketed for sale.

      Reorganization items for the 2002 Combined Period consisted of:

•	Adjustments recorded on the application of fresh start reporting of $5.0 million consisting of gain on extinguishment of debt of $33.3 million offset by fixed asset write downs and other fresh start adjustments of $28.3 million; and

•	Expenses incurred as a result of the Chapter 11 proceedings of approximately $3.3 million, consisting mainly of legal and professional fees.

      Reorganization items for 2001 consisted of write-offs of deferred loan fees of $2.8 million and expenses incurred as a result of the Chapter 11 proceedings of approximately $0.5 million.

Income taxes

      Because we incurred net losses, we paid no federal income tax for the year ended December 31, 2003, the 2002 Combined Period or the year ended December 31, 2001. At December 31, 2003, we had available net operating loss carryforwards of approximately $270 million for federal income tax purposes, which will expire in 2004 through 2023. Under our plans of reorganization, substantial amounts of net operating loss carryforwards were utilized to offset income from debt cancellations in the 2002 Combined Period. Also, our reorganization under Chapter 11 resulted in an ownership change, as defined in Section 382 of the Internal Revenue Code. Consequently, our ability to use the net operating loss carryforwards to offset future income is subject to certain annual limitations. Due to these limitations, a portion or all of these net operating loss carryforwards could expire unused. At December 31, 2003, we established a valuation allowance of $140.0 million to fully offset our net deferred tax asset.

      In addition, we recognized an income tax provision of $0.2 million for 2003, a benefit of $1.3 million for the 2002 Combined Period and a provision of $2.8 million for 2001. The benefit for the 2002 Combined Period related primarily to a reduction of the provision recorded in 2001, while the 2003 and 2001 provisions related primarily to liabilities for state income taxes.

EBITDA

      Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a widely-used industry measure of performance and also is used in the assessment of hotel property values. EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation and amortization are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the term of the applicable agreements. We believe that EBITDA provides pertinent information to investors as an additional indicator of our performance.

      The following table presents EBITDA, a non-GAAP measure, for 2003, the 2002 Combined Period and 2001 and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

		2002
	2003	Combined Period	2001

	($ in thousands)
Continuing operations:
(Loss) income — continuing operations	$(27,074)	$10,254	$(87,537)
Depreciation and amortization	29,761	43,636	46,065
Impairment of long-lived asset	12,667	—	20,503
Fresh start adjustments	—	(33,318)	—
Interest income and other	(807)	(4,954)	(709)
Interest expense	28,581	28,273	71,817
Preferred stock dividends	8,092	—	—
Gain on asset dispositions	(445)	—	(23,975)
Interest on the preferred redeemable securities (CRESTS)	—	—	12,869
Provision (benefit) for income taxes — continuing operations	178	(128)	2,829

EBITDA	$50,953	$43,763	$41,862

      EBITDA for the three periods presented above were negatively affected by the following reorganization expenses:

		2002
	2003	Combined Period	2001

	($ in thousands)
Write-off of deferred financing costs	$—	$—	$18,628
Other reorganization items:
Legal and professional fees	311	19,414	2,766
Loan extension fees	1,025	—	—
Other	61	2,864	278

	$1,397	$22,278	$21,672

      In addition, EBITDA for 2003 and the 2002 Combined Period were affected by other Chapter 11 expenses (included in general, administrative and other) of $4.6 million, and EBITDA for the 2002 Combined Period was affected by other Chapter 11 expenses of $0.8 million.

Quarterly Results of Operations

      The following table presents certain quarterly data for the eight quarters ended December 31, 2003. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for future periods. Total revenues and total expenses for each quarter were as reported in our quarterly filings with the Securities and Exchange Commission. However, the allocation of the revenues and expenses between our continuing operations and discontinued operations are not as reported in our quarterly filings because the results of discontinued operations, in the tables below, are based on the hotels held for sale as of December 31, 2003. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings.

	Successor					Predecessor

					Fourth Quarter 2002
	Fourth	Third	Second	First			Third	Second	First
	Quarter	Quarter	Quarter	Quarter	November 23	October 1 to	Quarter	Quarter	Quarter
	2003	2003	2003	2003	to December 31	November 22	2002	2002	2002

	(In thousands, except per share data)
Revenues — Continuing operations	$73,685	$81,699	$82,738	$73,292	$25,306	$49,612	$83,508	$89,532	$76,615
Direct operating — Continuing operations	30,758	31,739	30,937	29,037	12,573	18,665	32,088	33,567	29,716

Gross profit	42,927	49,960	51,801	44,255	12,733	30,947	51,420	55,965	46,899

Net income (loss)*	$(16,506)	$(3,646)	$(2,441)	$(9,084)	$(9,326)	$27,890	$(4,557)	$3,463	(14,430)
Net income (loss) attributable to common stock*	$(16,506)	$(3,646)	$(6,259)	$(12,860)	$(10,836)	$27,890	$(4,557)	$3,463	$(14,430)
Basic and diluted loss per common share attributable to common stock	$(2.36)	$(0.52)	$(0.89)	$(1.84)	$(1.55)	$0.98	$(0.16)	$0.12	$(0.51)
Direct operating expenses as a % of revenues	41.7%	38.8%	37.4%	39.6%	49.7%	37.6%	38.4%	37.5%	38.8%
Gross contribution as a % of revenues	58.3%	61.2%	62.6%	60.4%	50.3%	62.4%	61.6%	62.5%	61.2%

*	There were no extraordinary items or cumulative effect of accounting change adjustments, during the above periods.

      Historically, our operations and related revenues and operating results have varied substantially from quarter to quarter. We expect these variations to continue for a variety of reasons, primarily seasonality. However, due to the fixed nature of certain expenses, such as marketing and rent, our operating expenses do not vary as significantly from quarter to quarter.

Liquidity and Capital Resources

Working Capital

      We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, existing cash balances and a $2.0 million working capital revolving credit facility that expires on May 1, 2004. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2003, airline receivables represented approximately 25% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt and to fund a portion of our capital expenditures. One of our hotels and an office building were sold during 2003, four hotels were sold between January 1, 2004 and March 1, 2004 and we have 14 hotels and three land parcels as held for sale. Of the five hotels and one office building sold between November 1, 2003 and March 1, 2004, the aggregate net proceeds received were $23.2 million, $14.6 million of which was used to pay down debt and $8.6 million of which was used for general corporate purposes, including capital expenditures.

      Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, including the successful implementation of our business strategy and, to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macroeconomic downturns, are beyond our control. See “Matters Which May Affect Future Results — Risks Related to Our Business.”

      During 2004, we will seek to raise capital through an offering to the public of our common stock, the purpose of which will be to redeem our outstanding Preferred Stock to fund capital expenditures related to renovations and repositionings of selected hotels, and for general corporate purposes, including funding our growth strategy.

      We intend to continue to use our cash flow to make scheduled debt service payments and fund our operations and capital expenditures and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future. As provided by the terms of the Preferred Stock, we paid the dividends that were due on our Preferred Stock on November 21, 2003 by the issuance of additional shares of Preferred Stock, with fractional shares paid in cash.

      Although we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by those creditors. We have established a disputed claims reserve out of which those claims will be paid. Until this process is complete, we will continue to incur expenses in respect of these claims as well as Bankruptcy Court fees and professional fees.

      In accordance with GAAP, all assets held for sale, including assets that would normally be classified as long-term assets in the ordinary course of business, were reported as “assets held for sale” in current assets. Similarly, all liabilities related to assets held for sale were moved to the current liability category, including debt that would otherwise be classified as long-term liabilities in the ordinary course of business.

      At December 31, 2003, after reclassifying assets held for sale as current assets and liabilities related to the assets held for sale as current liabilities, we had working capital (current assets less current liabilities) of $2.4 million, compared with a working capital deficit of $6.8 million at December 31, 2002. See “— Debt, contractual obligations and franchise agreements — Exit Financing” with respect to our decision to include the Merrill Lynch Mortgage debt financing in our long-term debt.

      Although there was some recovery in the hotel industry during the second half of 2003, the weak U.S. economy and the severe decline in the lodging industry after the terrorist attacks on September 11, 2001 continued to negatively affect lodging demand during 2003. It is difficult to predict how long it will take for the industry to recover fully and for our revenues from continuing operations to reach satisfactory levels. We continue to focus on hotel renovations and repositionings, both as a means of improving our competitive position in individual markets and to comply with franchisor requirements. During 2004, we plan to spend approximately $40 million on capital expenditures, subject to availability of funds. In the short term, we continue to diligently monitor our costs.

      We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows, and the proceeds of asset sales will be sufficient to meet our liquidity needs for the next 24 months. If we fail to qualify for extensions of maturity on our debt obligations to Merrill Lynch Mortgage and/or Lehman, we will seek to refinance those obligations with other lenders. If we are unable to refinance those obligations with other lenders, we will pursue asset sales to reduce total indebtedness and loan-to-value ratios, and then seek to refinance the remaining debt. It may not be possible to effect those asset sales in a timely fashion; further, large-scale sales of hotels might adversely affect our business. We cannot provide assurance that we will qualify for extensions of maturity on either the Merrill Lynch or Lehman debt, or that, if we do not so qualify, we would be able to refinance those obligations with third parties on favorable terms, or at all.

      Our ability to meet our longer-term cash needs is dependent on the recovery of the economy and the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy and our ability to obtain third party sources of capital on favorable terms as and when needed. Our future liquidity needs and sources of working capital are subject to uncertainty and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could lead to defaults and acceleration under one or more of our loan agreements as well as obligations to pay liquidated damages under the franchise agreements. See “Matters Which May Affect Future Results — Risks Related to Our Business” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Operating activities (Continuing Operations)

      During 2003, operating activities generated $34.8 million in cash, while cash flows used in operating activities for the 2002 Combined Period was $6.0 million. The increase in cash provided by operating activities is partially attributable to the availability in 2003 of cash which was previously restricted and also to the reduction in Chapter 11 expenses.

Investing activities (Continuing Operations)

      Investing activities accounted for an outlay of approximately $22.9 million for 2003 compared with $30.6 million for the 2002 Combined Period. Due primarily to large scale renovations performed at some of our hotels during 2003, capital expenditures totaled $30.8 million, $7.5 million higher than the $23.3 million spent in the 2002 Combined Period. Capital expenditures in 2003 were partially funded by withdrawals of $7.2 million from lender-controlled capital expenditure escrows, while in the 2002 Combined Period, these escrow balances were increased by $6.2 million. We also received proceeds of $0.8 million in 2003 as compensation for the condemnation of land. Net proceeds from the sale of a hotel and an office building totaled $12.3 million. Though the net sale proceeds of $12.3 million formed part of our cash provided from investing activities, on a consolidated basis, this is not reflected in the investing activities for our continuing operations on our consolidated statement of cash flows since it forms part of the cash flows of our discontinued operations. Other investing activities consisted primarily of other deposits and payments of franchise application fees net of refunds.

Financing activities (Continuing Operations)

      Cash flows used in financing activities were $11.8 million for 2003 while cash provided by financing activities was $33.7 million for the 2002 Combined Period. Financing activities for 2003 consisted primarily of proceeds of long-term debt of $80.0 million relating to the Lehman Financing and proceeds from the working capital revolver of $2.0 million, offset by repayment of other long-term debt of $87.1 million and the revolver of $2.0 million. The repayment of long-term obligations of $87.1 million includes the repayment of the mortgage debt which was secured by 18 hotels that emerged from Chapter 11 on May 22, 2003. This debt was repaid from the proceeds of the Lehman Financing. Payment of deferred loan fees for 2003 of $4.8 million relates to the Lehman Financing. For the 2002 Combined Period, financing activities consisted of proceeds of long-term debt of $309.0 million from our exit financing, received in November 2002, less payments of long-term debt of $267.8 million, primarily relating to debt repaid from the exit financing. The payments of deferred loan fees for the 2002 Combined Period of $7.6 million related primarily to costs of obtaining the exit financing.

      On September 18, 2003, we drew down the full availability of $2.0 million under a revolving loan agreement with OCM Real Estate Opportunities Fund II, L.P. (“OCM Fund II”). The facility is secured by two land parcels located in California and New Jersey and expires on May 1, 2004. Borrowings under the facility bear interest at the fixed rate of 10% per annum and were repaid in December 2003 out of the proceeds we received from the sale of an office building. As of March 1, 2004, the full amount was available on the facility.

      Oaktree Capital Management, LLC (“Oaktree”) may be deemed to be the beneficial owner of 1,664,752 shares of our common stock, including 1,578,611 shares owned by OCM Fund II. Oaktree is the general partner of OCM Fund II; accordingly, Oaktree may be deemed to beneficially own the shares owned by OCM Fund II. Oaktree disclaims any such beneficial ownership. Russel S. Bernard, a principal of Oaktree, and Sean F. Armstrong, a managing director of Oaktree, are also directors of Lodgian.

Debt, contractual obligations and franchise agreements

      The following table sets forth our debt and contractual obligations:

		Contractual Obligations Due by Year

	Total	2004	2005	2006	2007	2008	After 2008

	($ in thousands)
Continuing Operations
Exit Financing(1)
Merrill Lynch Mortgage Lending, Inc.(6)	$274,238	$4,237	$270,001	$—	$—	$—	$—
Computershare Trust Company of Canada	7,521	222	240	259	6,800	—	—
Lehman Financing(2)
Lehman Brothers Holdings, Inc.	51,126	757	50,369	—	—	—	—
Other Financings(3)
Column Financial, Inc.	27,300	2,242	2,491	2,768	3,076	3,418	13,305
Lehman Brothers Holdings, Inc.	23,409	482	529	580	21,818	—	—
JP Morgan Chase Bank	10,644	530	570	615	665	720	7,544
DDL Kinser	2,385	98	2,287	—	—	—	—
Column Financial, Inc.	8,943	398	437	480	528	580	6,520
Column Financial, Inc.	3,206	137	3,069	—	—	—	—
Robb Evans, Trustee	6,982	6,982	—	—	—	—	—

Total Other Financings	82,869	10,869	9,383	4,443	26,087	4,718	27,369

	415,754	16,085	329,993	4,702	32,887	4,718	27,369
Long-term debt — other(4)	8,043	478	3,447	391	397	382	2,948

	423,797	16,563	333,440	5,093	33,284	5,100	30,317
12.25% cumulative Series A Preferred Stock subject to mandatory redemption(5)	140,294	—	—	—	—	—	140,294
Ground and parking lease obligations	107,245	2,765	2,776	2,784	2,806	2,846	93,268

Total continuing obligations	671,336	19,328	336,216	7,877	36,090	7,946	263,879
Obligations Related to Assets Held for Sale
Exit Financing(1)
Merrill Lynch Mortgage Lending, Inc.(6)	25,095	388	24,707	—	—	—	—
Lehman Financing(2)
Lehman Brothers Holdings, Inc.	25,323	327	24,996	—	—	—	—
Other Financings(3)
First Union Bank	3,359	56	63	69	3,171	—	—
Long-term debt — other(4)	1,308	—	1,308	—	—	—	—
Ground and parking lease obligations	7,539	555	563	571	554	552	4,744

Total Obligations Related to Assets Held for Sale	62,624	1,326	51,637	640	3,725	552	4,744

	$733,960	$20,654	$387,853	$8,517	$39,815	$8,498	$268,623

(1)	Discussed below under the caption “Exit Financing.”

(2)	Discussed below under the caption “Lehman Financing.”

(3)	Discussed below under the caption “Other Financings.”

(4)	Comprised of deferred interest related to the Lehman Financing of $4.3 million, a long-term ground lease ($2.5 million), unsecured notes payable of $2.0 million and other deferred credits of $0.6 million.

(5)	Discussed below under the caption “Preferred Stock.”

(6)	In the table above, we report the Merrill Lynch Mortgage debt as maturing in November 2005 because we intend to extend the maturity date and we believe we will be eligible for that extension. See also “Factors Which May Affect Future Results — Risks Relating to Our Business.”

     We did not include the following information in the table above:

•	Interest obligations — A substantial portion of our interest payments vary with LIBOR and would be difficult to project. For 2003, interest paid with respect to our continuing operations was $29.8 million;

•	Franchise fees — Substantially all of our franchise fees vary with our revenues. Franchise fees expense for 2003 relating to our continuing operations are shown below under the caption “Franchise Agreements and Capital Expenditures”;

•	Equipment rentals and costs relating to our maintenance contracts — These items are of a short term nature and are cancellable by us. For 2003, costs relating to equipment rentals and maintenance contracts for our continuing operations were approximately $1.9 million and $4.6 million, respectively; and

•	Property and income taxes — These taxes vary from year to year and are not estimable. For 2003, property taxes relating to our continuing operations were $12.2 million. We paid no federal income taxes for 2003. State income taxes paid, net of refunds, for 2003 were $0.2 million.

•	Other purchase obligations — As of December 31, 2003, we had no material purchase obligations.

      Exit Financing

      On November 25, 2002, we received exit financing of $309.0 million comprised of three separate components as follows:

•	Senior debt of $224.0 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 2.24%, secured by, among other things, first mortgage liens on the fee simple or leasehold interests in 55 of our hotels;

•	Mezzanine debt of $78.7 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries owning 56 of our hotels (the 55 hotels which secure the senior debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (approximately $6.3 million U.S. dollars at inception) maturing in December 2007, accruing interest at the fixed rate of 7.88% and secured by a mortgage on the property located in Windsor, Canada.

      In March 2003, as permitted by the terms of the senior and mezzanine debt agreements, Merrill Lynch Mortgage exercised its right to “resize” the senior and mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the senior debt was decreased from $223.7 million (initially $224.0 million less $0.3 million of principal payments) to $218.1 million, and the principal amount of the mezzanine debt was increased from $78.6 million (initially $78.7 million less $0.1 million of principal payments) to $84.1 million. Though the blended interest rate on the Merrill Lynch Mortgage debt remained at LIBOR plus 4.00% at the date of the resizing, the interest rate on the senior debt was modified to LIBOR plus 2.36% and the interest rate on the mezzanine debt was modified to LIBOR plus 8.25%. The interest rate on the mezzanine debt increased to LIBOR plus 8.79% as of December 1, 2003. Therefore, the new blended rate on the Merrill Lynch Mortgage debt is LIBOR plus 4.15%. Furthermore, as a result of the securitization of the mortgage loan, Merrill Lynch Mortgage no longer has the right to amend or waive provisions thereunder.

      The senior and mezzanine debt matures in November 2004, but we have three one-year options which could extend the maturity date for an additional three years. The first option to extend the maturity date of the senior and mezzanine debt by up to one year (to November 2005) is available to us provided no events of default occur in respect of the payment of principal, interest and other required amounts. Because we intend to extend the maturity date and we believe we will be eligible for that extension, we report the senior and mezzanine debt as maturing in 2005. The second and third extension terms will be available to us only if no events of default of any kind exist, and are subject to a minimum debt service coverage ratio of 1.20x and a debt yield requirement of 13.25%, which we currently do not satisfy. Payments of principal and interest under this facility are due monthly. At maturity, we will either exercise the extension option with Merrill Lynch Mortgage or seek to refinance these loans with a new lender.

      The senior and mezzanine debt agreements provide that when either (i) the debt yield for the trailing 12-month period is below 13.25% during the year ending November 2004 (and if the loan is extended, 13.50%, 13.75% and 14.00% during each of the next three years of the loan, respectively) or (ii) the debt service coverage ratio is below 1.20x, excess cash flows produced by the mortgaged hotels (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of aggregate outstanding borrowings, capital expenditures reasonably approved by the lender, and up to an aggregate $3.0 million of scheduled principal and interest payments due under these agreements. Funds will no longer be deposited into the restricted cash account when the debt yield and the debt service coverage ratio are sustained above the minimum requirements for three consecutive months. On March 31, 2003, the debt yield for the hotels securing this debt fell below the then applicable 12.75% minimum threshold and, therefore, the excess cash flow produced by the hotels securing the debt was retained in the restricted cash account starting on May 1, 2003. The restricted cash balance in this account as of December 31, 2003 was $0.9 million. During 2003, $7.5 million was released from the restricted cash account for capital expenditures and scheduled interest and principal payments. As of March 1, 2004, no cash was being retained in the restricted cash account. At December 31, 2003, the debt yield and the debt service coverage ratio remained below the minimum requirements. Further, the mezzanine debt agreement with Merrill Lynch Mortgage requires that we maintain a minimum net worth of at least $10.0 million.

Lehman Financing

      On May 22, 2003, we completed the $80.0 million Lehman Financing, which was primarily used to settle debts secured by 18 hotels. The Lehman Financing, provided to 18 newly-formed subsidiaries (one for each hotel), is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If we opt for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable upon the maturity date (May 22, 2005, or the new maturity date if we opt for the extension). Payments of principal and interest on the Lehman Financing are due monthly. If an event of default occurs, the interest rate increases by 325 basis points, or 3.25%, for the period of the default. At maturity in May 2005, we will either exercise this extension option with Lehman or seek to refinance these loans with a new lender.

Other Financings

      On November 25, 2002, loans approximating $83.5 million, secured by 20 hotels, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one other loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate and a new maturity date.

      Our indebtedness to J.P. Morgan Chase of approximately $10.6 million represents industrial revenue bonds issued on the Holiday Inn Lawrence and Holiday Inn Manhattan, both Kansas properties. The industrial revenue bonds require a minimum debt service coverage ratio, calculated as of the end of each calendar year. For the year ended December 31, 2003, the cash flows of both hotels were insufficient to meet the minimum debt service coverage ratio requirements. The trustee of the industrial revenue bonds may give notice of default, at which time we could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.4 million. In the event a default is declared and not cured, the properties would be subject to foreclosure and we would be obligated to reimburse bondholders, pursuant to a partial guaranty, of approximately $1.4 million. In addition, we could be obligated to pay our franchisor liquidated damages in the amount of $1.3 million. Total revenues for these two hotels for the year ended December 31, 2003, the 2002 Combined Period and the year ended December 31, 2001 were $8.0 million, $7.2 million and $9.1 million, respectively.

      On September 30, 2003, first mortgage debt of approximately $7.0 million of MHA became due. We own 60% of MHA, and MHA’s sole asset is the Crowne Plaza Hotel in Macon, Georgia. The lender initially agreed to extend the term of the debt to December 31, 2003, and then to June 30, 2004, while we explore alternative financing opportunities. We have escrowed foreclosure documents that will allow the lender to foreclose on the property on June 30, 2004 if we have not repaid the mortgage debt by that date. There can be no assurance that we will complete a refinancing on or before the due date or that the lender will grant further extensions. If we are not able to refinance the debt and the lender does not grant further extensions, the property would be subject to foreclosure. A foreclosure on the property would constitute a default of the franchise agreement; therefore, we may be liable for $0.9 million in liquidated damages under the franchise agreement. Total revenues for the Crowne Plaza Hotel in Macon, Georgia for the year ended December 31, 2003, the 2002 Combined Period and the year ended December 31, 2001 were $5.6 million, $5.9 million and $6.0 million, respectively. The debt of approximately $7.0 million is included in the current portion of long-term debt in our consolidated balance sheet.

Mortgaged Properties

      Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property, plant and equipment which collateralize the long-term debt:

		December 31, 2003

	No. of	Property, plant and	Long-term
	Hotels	equipment, net(1)	obligations(1)	Interest rates

		($ in thousands)
Exit Financing
Merrill Lynch Mortgage Lending, Inc. — Senior			$216,052	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			83,281	LIBOR plus 8.79%

Merrill Lynch Mortgage Lending, Inc. — Total	56	$401,793	299,333
Computershare Trust Company of Canada	1	14,106	7,521	7.88%
Lehman Financing
Lehman Brothers Holdings, Inc.	17	69,539	76,449	Higher of LIBOR plus 5.25% or 7.25%
Other Financings
Column Financial, Inc.	9	61,681	27,300	10.59%
Lehman Brothers Holdings, Inc.	5	38,125	23,409	$16,496 at 9.40%; $6,913 at 8.90%
JP Morgan Chase Bank	2	8,913	10,644	7.25%
DDL Kinser	1	3,188	2,385	8.25%
First Union Bank	1	4,297	3,359	9.38%
Column Financial, Inc.	1	6,491	8,943	9.45%
Column Financial, Inc.	1	6,120	3,206	10.74%
Robb Evans, Trustee	1	6,365	6,982	Prime plus 4.00%

Total — Other Financings	21	135,180	86,228

	95	620,618	469,531	6.33%(2)
Long-term debt — other
Deferred interest — long-term	—	—	4,337
Deferred rent on a long-term ground lease	—	—	2,506
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,957
Other	—	—	551

	—	—	9,351

Property, plant and equipment — other	—	4,824	—

	95	625,442	478,882
Held for sale	(18)	(61,624)	(53,204)

Total December 31, 2003	77	$563,818	$425,678

(1)	Long-term obligations and property, plant and equipment of the one hotel in which we have a non-controlling equity interest and do not consolidate are excluded from the table above.

(2)	Represents the annual weighted average cost at December 31, 2003.

      The documents governing the terms of both the Merrill Lynch Mortgage debt and the Lehman Financing contain covenants that place restrictions on certain of our subsidiaries’ activities, including acquisitions, mergers and consolidations, the sale of our assets, and the incurrence of liens. Failure to comply with the covenants under a loan agreement would, and franchise agreement terminations could, constitute an event of default that would permit acceleration by a lender. Acceleration of a loan agreement could materially and adversely affect us. See “Matters Which May Affect Future Results — Risks Relating to Our Business.”

Preferred Stock

      On November 25, 2002, we issued 5,000,000 shares of Preferred Stock with a par value of $0.01 at $25.00 per share. Each share of Preferred Stock has a liquidation preference over our common stock. The dividend is cumulative, compounded annually and is payable at the rate of 12.25% per annum on November 21 of each year. As provided by the terms of the Preferred Stock, the first dividend was paid on November 21, 2003 by means of the issuance of additional shares of Preferred Stock, with fractional shares paid in cash. We thus issued 594,299 shares of Preferred Stock as dividends and paid cash dividends of approximately $18,500 for fractional shares. We expect to issue an additional 17,461 shares of Preferred Stock as dividends to those general unsecured creditors who have not yet received their shares of Preferred Stock. If any Preferred Stock is then outstanding, the board of directors will determine whether the dividends due November 21, 2004 and 2005 will be paid in cash or in kind via the issuance of additional shares of Preferred Stock. The Preferred Stock is subject to redemption at any time at our option and to mandatory redemption on November 21, 2012. If we redeem the Preferred Stock prior to November 21, 2004, the redemption price will be 104% of the liquidation value per share of the Preferred Stock. The liquidation value is $25.00 per share plus accrued dividends. The redemption price is reduced by 1% for each succeeding twelve-month period through November 20, 2007, after which the Preferred Stock is redeemable for the liquidation value.

      On July 1, 2003, in accordance with SFAS No. 150, we reclassified the Preferred Stock to the liability section of our consolidated balance sheet and began presenting the related dividends in interest expense, which totaled $8.1 million for the period July 1, 2003 to December 31, 2003. Prior to the adoption of SFAS No. 150, we presented the Preferred Stock between liabilities and equity in our consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings, with no effect on our results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified.

Franchise Agreements and Capital Expenditures

      We benefit from the superior brand qualities of the Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands, including the reputation of these brands, reservation bookings through their central reservation systems, global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 30% of our total reservations.

      To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 10 and 20 years. These franchise agreements typically authorize us to operate a hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 3.0% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.5% of gross room revenues and reservation system fees generally range from 1.0% to 2.0% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees and reservation fees for the various brands under which we operate our hotels range from 5.0% to 12.5% of gross room revenues.

      The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues. These costs vary with revenues and are not fixed commitments. Franchise fees incurred for the year ended December 31, 2003 and the comparative periods were:

		2002
		Combined
	2003	Period	2001

	($ in thousands)
Continuing operations	$20,569	$20,996	$22,531
Discontinued operations	3,816	5,303	6,053

	$24,385	$26,299	$28,584

      During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of seven, twelve and ten of our franchise agreements are scheduled to expire in 2004, 2005 and 2006, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect at its sole discretion not to renew the franchise.

      If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure the noncompliance or default, the franchisor has the right to terminate the agreement, which could lead to a default and acceleration under one or more of our loan agreements, which could materially and adversely affect us. In the past, we have been able to cure most cases of noncompliance and most defaults within the cure periods. If we perform an economic analysis of the hotel and determine that it is not economically justifiable to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation. This could adversely affect us. See “Factors Which May Affect Future Results — Risks Related to Our Business.”

      As of March 1, 2004, we have been notified that we were not in compliance with some of the terms of ten of our franchise agreements and have received default and termination notices from franchisors with respect to an additional five hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $6.4 million) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or other noncompliance. We believe we are in compliance with our other franchise agreements.

      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, we have not completed the required capital expenditures for 35 hotels in accordance with the stipulations and estimate that the cost of completing the required capital expenditures is $26.1 million. The franchisor could therefore seek to declare its franchise agreement in default and could seek to terminate the franchise agreement.

      With the exception of one hotel held for sale, we believe that we will cure the noncompliance and defaults on these hotels before the applicable termination dates, but we cannot provide assurance that we will be able to do so or that we will be able to obtain additional time in which to do so. If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures.

      To comply with the requirements of our franchisors and to improve our competitive position in the individual markets, we plan to enhance our capital expenditures in 2004.

Off Balance Sheet Arrangements

      We have no off balance sheet arrangements.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

      We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” and “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects are subject to many risks and uncertainties including the following:

•	The effects of regional, national and international economic conditions, including the magnitude and duration of the recent economic downturn in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The high level of our assets which are encumbered;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed; and

•	The risks identified below under “Risks Related to Our Business” and “Risks Relating to Our Common Stock”.

      Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances or their impact on our business, financial condition, results of operations and prospects.

      The following represents risks and uncertainties which could either individually or together cause actual results to differ materially from those described in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations, cash flow, liquidity and prospects are likely to suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

We may not be able to meet the requirements imposed by our franchisors in our franchise agreements and therefore could lose the right to operate one or more hotels under a national brand.

      We operate substantially all of our hotels pursuant to franchise agreements with franchisors for nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. The standards are subject to change over time. Compliance with any new standards could cause us to incur significant expenses and capital expenditures.

      If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the noncompliance or default. As of March 1, 2004, we have been notified that we were not in compliance with some of the terms of ten of our franchise agreements and have received default and termination notices from franchisors with respect to an additional five hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $6.4 million) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or other noncompliance.

      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2004, we have not completed the required capital expenditures for 35 hotels in accordance with the stipulations and we estimate that the cost of completing these required capital expenditures is $26.1 million. The franchisor could therefore seek to declare its franchise agreement in default and could seek to terminate the franchise agreement.

      If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages and capital expenditures. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. We also would be in default under one or more of our loan agreements if:

•	we are unable to replace, in a timely fashion (which, in the case of hotels that secure our Lehman Financing, is only five days), a terminated franchise agreement with a new franchise agreement acceptable to the lender whose loan is secured by the affected hotel and we fail to prepay a contractually specified release value relating to that hotel to the lender; or

•	in the case of hotels that secure our borrowings from Merrill Lynch Mortgage, we experience either:

•	four franchise agreement terminations at one time, or

•	one or more franchise agreement terminations for hotels whose allocated loan amounts represents 5% or more of the total allocated loan amounts.

Any such franchise agreement terminations could materially and adversely affect us.

      Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of seven, twelve and ten of our franchise agreements are scheduled to expire in 2004, 2005 and 2006, respectively. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and substantial increases in franchise fees payable to the franchisor. Significant unexpected capital expenditures and franchise fees would adversely affect us.

      Hotels require a high level of capital expenditures, maintenance and repairs and if we are not able to meet these requirements of our hotels appropriately, our business and operating results will suffer.

      In order to maintain our hotels in good condition and attractive appearance, it is necessary to replace furnishings, fixtures and equipment periodically, generally every five to seven years, and to maintain and repair public areas and exteriors on an ongoing basis. Due to a lack of available funds, made worse by our heavy debt load, weakness in the U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks of September 11, 2001, we have deferred many capital expenditures on our hotels. If we do not make necessary maintenance, repairs and capital improvements, occupancy and room rates could fall, thereby adversely affecting our operating results, and we risk termination of franchise agreements at the affected hotels. Further, the process of renovating a hotel can be disruptive to operations, and a failure to properly plan and execute renovations and to schedule them during seasonal declines in business can result in renovation displacement, an industry term for a temporary loss of revenue due to implementing renovations.

      All of our hotels are pledged as collateral for mortgage loans, and we have a significant amount of debt that could limit our operational flexibility or otherwise adversely affect our financial condition.

      As of December 31, 2003, we had $478.9 million of total long-term debt outstanding. We are subject to the risks normally associated with significant amounts of debt, such as:

•	We may not be able to repay, refinance or extend our maturing indebtedness on favorable terms or at all. We have $17.3 million, $384.5 million and $5.2 million of indebtedness maturing in 2004, 2005 and 2006, respectively. Of these amounts, the Merrill Lynch Mortgage financing, which matures in November 2004 and is subject to three one-year extensions, totaled $299.3 million as of December 31, 2003 and currently is secured by 54 of our hotels. The first option to extend the maturity date of the Merrill Lynch Mortgage debt by up to one year (to November 2005) will be available to us as long as no events of default occur in respect of the payment of principal, interest and other required amounts. Because we intend to extend the maturity date and we believe we will be eligible for that extension, we report that debt as maturing in 2005. The second and third extension terms will be available to us only if no events of default of any type exist and minimum debt service coverage ratio and debt yield requirements are satisfied, which requirements we currently do not satisfy. The Lehman Financing, which matures in 2005 and is subject to a one-year extension, totaled $76.4 million as of December 31, 2003 and currently is secured by 15 of our hotels. The one-year extension will be available only if, at the time of electing to extend and at the initial maturity date, no events of default of any type exist, and we pay an extension fee in the amount of $3.0 million;

•	If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead to us being forced to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s);

•	All of our hotels are pledged as collateral under existing mortgage loans totaling $469.5 million as of December 31, 2003, which represented 75.7% of the book value of our hotel property, plant and equipment, net, as of December 31, 2003, and, as a result, we have limited flexibility to sell our hotels to satisfy cash needs;

•	Increased vulnerability to downturns in our business, the lodging industry and the general economy;

•	Our cash flow from operations may be insufficient to make required debt service payments;

•	Our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements may be limited;

•	We may be required to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing the availability of our cash flow to fund working capital, capital expenditures, and other needs and placing us at a competitive disadvantage with other companies that have greater resources and/or less debt;

•	Our flexibility in planning for, or reacting to, changes in our business and industry may be restricted; and

•	We currently are, and may in the future be, unable to pay dividends on our common stock.

      The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.

      Our outstanding debt instruments subject us to financial covenants, including leverage and coverage ratios. Our compliance with these covenants depends substantially upon the financial results of our hotels. In particular, our debt agreements with Merrill Lynch Mortgage, an affiliate of one of the underwriters, require a minimum debt yield and a minimum debt service coverage ratio. The senior and mezzanine debt agreements with Merrill Lynch Mortgage provide that when either (i) the debt yield for the trailing 12-month period is below 13.25% during the year ending November 2004 (and if the loan is extended, 13.50%, 13.75% and 14.00% during each of the next three years of the loan, respectively) or (ii) the debt service coverage ratio is below 1.20x, excess cash flows produced by the mortgaged hotels (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of aggregate outstanding borrowings under these debt agreements, capital expenditures reasonably approved by the lender, and up to an aggregate $3.0 million of scheduled principal and interest payments due under these agreements. Funds will no longer be deposited into the restricted cash account when the debt yield and the debt service coverage ratio are sustained above the minimum requirements for three consecutive months. On March 31, 2003, the debt yield fell below the 12.75% minimum threshold and, therefore, the excess cash flow produced by the mortgaged hotels was retained in the restricted cash account starting on May 1, 2003. The cash that was retained in the restricted cash account has since been released by Merrill Lynch Mortgage for capital expenditures and scheduled principal and interest payments. As of March 1, 2004, no cash was being retained in the restricted cash account. However, the debt yield and the debt service coverage ratio continue to remain below the minimum requirements.

      Through our wholly-owned subsidiaries, we owe approximately $10.6 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2003, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. The trustee of the bonds may give notice of default, at which time we could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.4 million. In the event a default is declared and not cured, the two hotels would be subject to foreclosure and we would be obligated to reimburse bondholders pursuant to a partial guaranty of approximately $1.4 million. In addition, we could be obligated to pay our franchisor liquidated damages in the amount of $1.3 million.

      On September 30, 2003, mortgage debt of approximately $7.0 million of Macon Hotel Associates, L.L.C. became due, which maturity has been extended to June 30, 2004. We own 60% of Macon Hotel Associates, and Macon Hotel Associates’ sole asset is the Crowne Plaza Hotel in Macon, Georgia. We are attempting to refinance this debt and have escrowed foreclosure documents that will allow the lender to foreclose on the property on June 30, 2004 if our attempts are not successful. If we are not able to refinance the debt and the lender does not grant further extensions, the property would be subject to foreclosure. A foreclosure on the property would constitute a default of the franchise agreement; therefore, we may be liable for $0.9 million in liquidated damages under the franchise agreement.

      The restrictive covenants in our debt documents may reduce our flexibility in conducting our operations and may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with our debt documents, including these restrictive covenants, may result in additional interest being due and would constitute an event of default, in some cases with notice or the lapse of time, that, if not cured or waived, could result in the acceleration of the defaulted debt and the sale or foreclosure of the affected hotels. As noted above, under certain circumstances the termination of a hotel franchise agreement could also result in the same effects. A foreclosure would result in a loss of any anticipated income and cash flow from, and our invested capital in, the affected hotel. No assurance can be given that we will be able to repay, through financings or otherwise, any accelerated indebtedness or that we will not lose all or a portion of our invested capital in any hotels that we sell in such circumstances.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

      A significant portion of our indebtedness is subject to variable interest rates. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make payments on and to refinance our indebtedness and to fund our operations, planned capital expenditures and other needs will depend on our ability to generate cash in the future. Various factors could adversely affect our ability to meet operating cash requirements, many of which are subject to the operating risks inherent in the lodging industry and therefore are beyond our control. These risks include the following:

•	Dependence on business and leisure travelers, which have been and continue to be affected by threats of terrorism, or other outbreaks of hostilities, and may otherwise fluctuate and be seasonal;

•	Cyclical overbuilding in the lodging industry;

•	Varying levels of demand for rooms and related services;

•	Competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	Decreases in air travel;

•	Fluctuations in operating costs;

•	Changes in governmental laws and regulations that influence or determine wages or required remedial expenditures;

•	Changes in interest rates and the availability of credit; and

•	The perception of the lodging industry and companies in the debt and equity markets.

The value of our hotels and repayment or refinancing of our debt are dependent upon the successful operation and cash flows of the hotels.

      The value of our hotels is heavily dependent on their cash flows. If cash flow declines, the hotel values could suffer impairment and the ability to repay or refinance our debt could also be adversely affected. Factors affecting the performance of our hotels include, but are not limited to, construction of competing hotels in the markets served by our hotels, loss of franchise affiliations, the need for renovations, the effectiveness of renovations or repositionings in attracting customers, changes in travel patterns and adverse economic conditions.

      We may not be able to fund future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing, from operating cash flows. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all, which could materially and adversely affect us. Any additional debt we incur will increase our leverage, which would reduce our operational flexibility and increase our risk exposure. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels and property encumbrances;

•	our current and expected future earnings;

•	our cash flow and cash needs; and

•	the market price per share of our common stock.

We may not be able to implement our growth strategy.

      We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. Our ability to make acquisitions and investments is dependent upon, among other things, our relationships with owners of existing hotels, our ability to identify suitable joint venture partners and to identify and consummate joint venture opportunities, financing acquisitions and successfully integrating new hotels into our operations. We cannot assure you that suitable hotels for acquisition, investment, management, or rebranding, or a desired nationally recognized brand in a particular market, will be available on favorable terms or at all. Our failure to compete successfully for acquisitions, to finance those acquisitions on favorable terms, or to attract or maintain relationships with hotel owners and major hotel investors, or to achieve favorable returns on investments in hotel acquisitions, renovations and repositionings, could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy successfully would limit our ability to grow our revenues, net income and cash flow.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and performance and any disputes that may arise between us and our joint venture partners.

      We currently have an ownership interest in five of our hotels through joint ventures. We anticipate that a significant portion of any future hotel acquisitions will be made through joint ventures, although no assurance can be given that we will identify suitable joint venture partners or opportunities or enter into joint venture agreements on favorable terms or at all. We generally will not be in a position to exercise sole decision-making authority regarding the hotels owned through such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, and in cases where we have a minority interest will be, in a position to take actions contrary to our policies, strategies or objectives. Joint venture investments also entail a risk of impasse on decisions, such as acquisitions or sales, because neither we nor our joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. Consequently, actions by or disputes with our joint venture partners might result in subjecting hotels owned by the joint venture to additional risks. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Fresh start reporting will make future financial statements difficult to compare.

      In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start reporting effective November 22, 2002. Because SOP 90-7 required us to reset our assets and liabilities to current fair value, our financial position, results of operations and cash flows for periods ending after November 22, 2002 will not be comparable to the financial position, results of operations and cash flows reflected in our historical financial statements for periods ending on or prior to November 22, 2002 included elsewhere in this Form 10-K. The use of fresh start reporting will make it difficult to assess our future prospects based on historical performance.

Our prior bankruptcy proceedings could adversely affect our operations going forward.

      On December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. Lodgian and affiliates owning 78 hotels officially emerged from bankruptcy on November 25, 2002. However, the adverse publicity and news coverage regarding our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filing had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect us. Though we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. Until this process is complete, we will continue to incur expenses with respect to the reorganization process.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.

      We incurred cumulative net losses of $320.0 million from January 1, 1999 through December 31, 2003 and had an accumulated deficit of $50.1 million as of December 31, 2003. Our ability to improve our performance to achieve profitability is dependent upon a recovery in the general economy, combined with an improvement in the lodging industry specifically, and the successful implementation of our business strategy. Our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. The economic downturn which commenced in early 2001 and the terrorist attacks of September 11, 2001 and the subsequent threat of terrorism resulted in a sharp decline in demand for hotels and continued to affect our results during 2002 and 2003. The lodging industry experienced some recovery during the second half of 2003, but we were not able to benefit fully from the recovery due to deferred capital expenditures and renovation displacement at some of our hotels. Although Smith Travel Research recently forecasted RevPAR growth for the U.S. lodging industry in 2004 due to rising occupancy and rates and an improving economy, this forecast does not apply specifically to our portfolio of hotels. As a result, we may not realize some or any of the benefits of that growth, particularly as some of our hotels are still under renovation and some need to be renovated.

Acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had a negative impact on and may continue to have a negative effect on the lodging industry and our results of operations.

      The terrorist attacks of September 11, 2001 and the continued threat of terrorism, including changing threat levels announced by the Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations from the third quarter of 2001 to the present. These events have caused a significant decrease in occupancy and ADR in our hotels due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel. We believe the uncertainty associated with subsequent terrorist threats and incidents, military conflicts and the possibility of hostilities with other countries may continue to hamper business and leisure travel patterns and our hotel operations for the foreseeable future, and if these matters worsen the effects could become materially more adverse.

We may be unable to sell real estate, including our assets held for sale, in a timely manner or at expected prices.

      We currently have 14 hotels and three land parcels listed as assets available for sale; however, real estate assets generally cannot be sold quickly. No assurance can be given that we will be able to sell one or more of these hotels on favorable terms or at all or that franchisor approval for transfer of a brand can be obtained when requested. A franchisor may refuse to approve a transfer in its sole discretion. Furthermore, even if we are able to sell these hotels, we may not be able to realize any cash proceeds from the sales after paying off the related lenders. Additionally, we may not be able to sell these hotels in sufficient time to apply the proceeds to fund our working capital, capital expenditures and debt service needs. If a franchise agreement relating to a hotel is in default or is terminated by the franchisor, the value of the hotel could decline, perhaps substantially. In the future, we may not be able to vary our portfolio of hotels or other real estate promptly in response to changes in hotel performance or economic or other conditions. This inability to respond promptly could adversely affect us.

Our expenses may remain constant or increase even if revenues decline.

      The expenses of owning a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenues from the hotel. We could be adversely affected by:

•	Rising interest rate levels;

•	The lack of available financing on favorable terms, or at all, to fund our working capital, debt service requirements, planned capital expenditures or other cash needs;

•	Increased costs associated with wages, employee benefits and taxes, property taxes, utilities and insurance; and

•	Changes in and the cost of compliance with government regulations, including those governing environmental, usage, zoning and tax matters.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.

      We may acquire or make investments in hotel companies or hotel portfolios that we believe complement our business. We lack experience in making these types of acquisitions. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate, execute and integrate hotel acquisitions or investments, we may be materially and adversely affected. In making or attempting to make acquisitions or investments, we face a number of risks, including:

•	Identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating favorable terms for acquisitions and investments;

•	Reducing our working capital and hindering our ability to expand or maintain our business, including making capital expenditures and funding operations;

•	The potential distraction of our management, diversion of our resources and disruption of our business;

•	Competing for acquisition opportunities with competitors that are larger than we are or have greater financing and other resources than we have;

•	Accurately forecasting the financial impact of an acquisition or investment; and

•	Effectively integrating acquired companies or investments and achieving expected performance.

Losses may exceed our insurance coverage or estimated reserves.

      We are self-insured up to certain amounts with respect to our insurance coverages. Should a material uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated income and cash flow from the property and, in the case of debt which is with recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance coverage or estimated reserves will not occur in the future or that we will not be required to pay a significant deductible for such coverage. Any such loss would have an adverse effect on us. In addition, if we are unable to maintain insurance that meets our debt and franchise agreement requirements, and if we are unable to amend or waive those requirements, it could have a material adverse effect on us.

Competition in the lodging industry could have a material adverse effect on our business and results of operations.

      There is no single competitor or small number of competitors that are dominant in the lodging industry. We generally operate in areas that contain numerous other competitors, some of which may have substantially greater resources than we have. Competitive factors in the lodging industry include, among others, supply in a particular market, franchise affiliation, reasonableness of room rates, quality of accommodations, service levels, convenience of locations and amenities customarily offered to the traveling public. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locales in which our hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. New or existing competitors could offer significantly lower rates or greater conveniences, services or amenities or significantly expand or improve existing facilities or introduce new facilities in markets in which we compete. Any of these factors could materially and adversely affect us.

Adverse conditions in markets in which we do substantial amounts of business, such as our four largest markets of Baltimore/Washington, D.C., Pittsburgh, Buffalo/Niagara Falls and Phoenix, could negatively affect our results of operations.

      Our operating results depend upon our ability to achieve and maintain adequate room rates and occupancy levels in our hotels. Adverse economic or other conditions in markets, such as Pittsburgh, in which we have multiple hotels may negatively affect our occupancy and ADR, which in turn would negatively affect our revenue and could materially and adversely affect our results of operations. Our hotels located in Baltimore/Washington, D.C., Pittsburgh, Buffalo/Niagara Falls and Phoenix provided an aggregate of approximately 27.2% of our consolidated 2003 revenues and contained an aggregate of approximately 22.5% of our total available rooms during the year ended December 31, 2003. As a result of this geographic concentration of our hotels in these markets, we are particularly exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our hotels in these markets.

The lodging business is seasonal.

      Demand for accommodations, and the resulting cash flow, vary seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations at the hotels in our portfolio is, however, lowest during the winter months. Levels of demand are dependent upon many factors that are beyond our control, including general and local economic conditions and changes in levels of leisure and business-related travel. Our hotels depend on both business and leisure travelers for revenues. Additionally, our hotels operate in areas that contain numerous other competitive lodging facilities.

We have experienced significant changes in our senior management team.

      There have been a number of changes in our senior management team during the last two years and since our emergence from bankruptcy. Our chief executive officer was hired in July 2003 and our chief financial officer and our chief operating officer were promoted to their positions in October 2003 and May 2002, respectively. If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

If we lose or are unable to obtain key personnel, our ability to effectively operate our business could be hindered.

      Our ability to maintain or enhance our competitive position will depend to a significant extent on the efforts and ability of our executive and senior management, particularly our chief executive officer. Our future success and our ability to manage future growth will depend in large part upon the efforts of our management team and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to retain our current management team and attract and retain other highly qualified personnel could hinder our business.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

      Some of our hotel rooms are booked through third-party travel websites such as Travelocity.com, Expedia.com, Priceline.com and Hotels.com. If these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that the goal of these Internet intermediaries is to have consumers eventually develop brand loyalties to their reservation systems rather than to our brands. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We may be unable to utilize all of our net operating loss carryforwards.

      As of December 31, 2003, we had approximately $270 million of historical net operating loss carryforwards for federal income tax purposes. To the extent that we do not have sufficient future taxable income to offset these net operating loss carryforwards, unused losses will expire between 2004 and 2023. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in the reduction in the net operating loss carryforwards available to us.

Aspects of our operations are subject to government regulation, and changes in government regulations may adversely affect our results of operations and financial condition.

      A number of states and local governments regulate the licensing of hotels and restaurants, including occupancy and liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Occupancy licenses are obtained prior to the opening of a hotel but may require renewal if there is a major renovation. We believe that our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Operators of hotels also are subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could increase the cost of operating the affected hotels and/or reduce the revenue from our hotels and could otherwise adversely affect our results of operations and financial condition.

      Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although we have invested and continue to invest significant amounts in connection with ADA-required upgrades to our hotels, a determination that any of our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Costs of compliance with environmental laws and regulations could adversely affect operating results.

      Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The presence of these hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, may adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow funds using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

      The operation and removal of underground storage tanks also are regulated by federal, state and local laws. In connection with the ownership and operation of our hotels, we could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims.

      Some of our hotels contain asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. Third parties may be permitted by law to seek recovery from owners or operators for personal injury associated with exposure to contaminants, including, but not limited to, ACBMs. Operation and maintenance programs have been developed for those hotels which are known to contain ACBMs.

      Many, but not all, of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. None of the Phase I environmental site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

      Some of our hotels may contain microbial matter such as mold, mildew and viruses. The presence of microbial matter could adversely affect our results of operations. Phase I assessments performed on certain of our hotels in connection with our recent refinancings identified mold in four of our hotels. We have completed all necessary remediation for these properties. In addition, if any hotel in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards.

      Any liability resulting from noncompliance or other claims relating to environmental matters could have a material adverse effect on us and our insurability for such matters in the future.

Risks Related to Our Common Stock

Our common stock could be de-listed from the American Stock Exchange if the listing standards are not maintained.

      The rules of the American Stock Exchange allow the exchange to de-list securities if it determines that a company’s securities fail to meet its guidelines in respect of corporate net worth, public float, number of shareholders, aggregate market value of shares or price per share. We cannot assure purchasers of our common stock that we will continue to meet the American Stock Exchange listing requirements. If our common stock is delisted from the American Stock Exchange, it would likely trade on the OTC Bulletin Board, which is a quotation service for securities that are not listed or traded on a national securities exchange. The OTC Bulletin Board is viewed by most investors as less desirable and a less liquid marketplace. Thus, delisting from the American Stock Exchange could result in investors being unable to liquidate their investment or make trading our shares more difficult or expensive for investors, leading to declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is not traded on a national securities exchange.

Our stock price may be volatile.

      The market price of our common stock could decline and fluctuate significantly in response to various factors, including:

•	Actual or anticipated variations in our results of operations;

•	Announcements of new services or products or significant price reductions by us or our competitors;

•	Market performance by our competitors;

•	Future issuances of our common stock, or securities convertible into or exchangeable or exercisable for our common stock, by us directly, or the perception that such issuances are likely to occur;

•	Sales of our common stock by stockholders or the perception that such sales may occur in the future;

•	The size of our market capitalization;

•	Loss of our franchises;

•	Default on our indebtedness and/or foreclosure of our properties;

•	Changes in financial estimates by securities analysts; and

•	Domestic and international economic, legal and regulatory factors unrelated to our performance.

We may never pay dividends on our common stock, in which event purchasers’ only return on their investment, if any, will occur on the sale of our common stock.

      We have not yet paid any dividends on our common stock, and we do not intend to do so in the foreseeable future. As a result, a purchaser’s only return on its investment, if any, will occur on the sale of our common stock.

Our charter documents, employment contracts and Delaware law may impede attempts to replace or remove our management or inhibit a takeover, which could adversely affect the value of our common stock.

      Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent changes in our management or a change of control that you might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example:

•	Authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors;

•	Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at meetings; and

•	Requiring all stockholder action to be taken at a duly called meeting, not by written consent.

      In addition, we have entered, or will enter, into employment contracts with certain of our employees that contain change of control provisions.

     New accounting pronouncements

      The table below summarizes recent accounting pronouncements and their effects on Lodgian:

Effective date
	Description	Month Issued	for Lodgian	Summary of major provisions	Effect on Lodgian

SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets	August-01	January-02	Operating results of real estate assets and to be sold must be classified as discontinued operations.	Assets held for sale (18 hotels and 3 land parcels) and assets disposed of in 2003 are included in discontinued operations.
FIN No. 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others	November-02	December-02	Elaborates on disclosures to be made by a guarantor. At the inception of the guarantee, the guarantor must recognize the fair value of the guarantee as a liability.	No effect, since guarantees all relate to subsidiaries which are consolidated.
SFAS No. 148	Accounting for Stock-Based Compensation — Transition and Disclosure	December-02	November 22, 2002	Amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method.	Not applicable
				Amends SFAS No. 123 to require prominent disclosure about the effect of the fair value method on reported net income and earnings per share and about an entity’s accounting policy.	Required disclosures are included in the financial statements starting on F-1.
FIN No. 46	Consolidation of Variable Interest Entities	January-03	Special purpose entities — December 31, 2003. Other entities — first quarter of 2004.	Addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.	No impact, since we have no variable interest entities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities	April-03	July-03	Amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities.	Immaterial impact, since our investment in derivatives is minimal.
SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity	May-03	July-03	Aims to eliminate diversity by requiring that certain types of freestanding instruments be reported as liabilities including mandatorily redeemable shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets.	Our Mandatorily Redeemable 12.25% Cumulative Preferred Stock has been reclassified to long- term debt in the Consolidated Financial Statements starting on page F-1 and the related dividends for the period July 1, 2003 to December 31, 2003 has been included in interest expense.
SFAS No. 132 (Revised 2003)	Employers’ Disclosures about Pensions and Other Postretirement Benefits	December-03	January-04	Increases existing disclosures by requiring more details about plan assets, benefit obligations, cash flows, benefit costs and related information.	No impact, since our costs in relation to pension and post- retirement benefits are insignificant.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risks on our variable rate debt. At December 31, 2003 and December 31, 2002, we had outstanding variable rate debt of approximately $382.8 million and $310.2 million, respectively.

      In order to manage our exposure to fluctuations in interest rates on the U.S. portion of the exit financing received in November 2002 ($299.3 million and $302.7 million at December 31, 2003 and December 31, 2002, respectively), we entered into two interest rate cap agreements, which allowed us to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.44% plus the spread (See “— Liquidity and Capital Resources”). Thus, we will earn periodic settlement payments under our interest rate caps when LIBOR exceeds 6.44% at specified intervals set forth in the caps, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.44%, there is no settlement from the interest rate caps. Therefore, we are exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.44% but we are not exposed to increases in LIBOR above 6.44% because settlements from the interest rate caps would offset the incremental interest expense. The one-month LIBOR as of December 31, 2003 was 1.13%. The notional principal amount of the interest rate caps outstanding was $302.2 million and $302.8 million at December 31, 2003 and at December 31, 2002, respectively.

      On May 22, 2003, we finalized an $80.0 million financing with Lehman. The Lehman Financing is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively caps the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeds 5.00%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the Lehman Financing for LIBOR of between 2% and 5%. The notional principal amount of the interest rate cap outstanding was $80.0 million at December 31, 2003.

      With respect to the fair market value of the three interest rate caps, (the two related to the exit financing and the one related to the Lehman Financing), we believe that our interest rate risk at December 31, 2003 and December 31, 2002 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of December 31, 2003 would be a reduction in net income of approximately $14,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected to follow the hedging requirements of SFAS No. 133.

      The fair value of the three interest rate caps as of December 31, 2003 and the two interest rate caps at December 31, 2002 were approximately $15,000 and $100,000, respectively. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

      The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2003 and December 31, 2002 would be a reduction in value, to the holders of the debt, approximately $3.0 million and $3.1 million, respectively.

      In addition, the hotel business is inherently capital intensive and the hotels which constitute the vast majority of assets are long-lived. Lodgian’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. Approximately 80% of the long-term mortgage debt (including current portion) carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose us to the risk of changes in the fair value of these instruments. Our outstanding debt was $478.9 million, at December 31, 2003, including current maturities and long-term debt related to assets held for sale.

      The table below provides information about our long-term debt obligations at December 31, 2003 (excludes the debt relating to the hotel that we do not consolidate, and includes the current portion of our long-term debt):

	Long-term
	Obligations	Maturities
	December 31,
	2003	2004	2005	2006	2007	2008	After 2008

	($ in thousands)
Exit Financing
Merrill Lynch Mortgage Lending, Inc. — Senior	$216,052	$3,338	$212,714	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Mezzanine	83,281	1,287	81,994	—	—	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	299,333	4,625	294,708	—	—	—	—
Computershare Trust Company of Canada	7,521	222	240	259	6,800	—	—
Lehman Financing
Lehman Brothers Holdings, Inc.	76,449	1,084	75,365	—	—	—	—
Other Financings
Column Financial, Inc.	27,300	2,242	2,491	2,768	3,076	3,418	13,305
Lehman Brothers Holdings, Inc.	23,409	482	529	580	21,818	—	—
JP Morgan Chase Bank	10,644	530	570	615	665	720	7,544
DDL Kinser	2,385	98	2,287	—	—	—	—
First Union Bank	3,359	56	63	69	3,171
Column Financial, Inc.	8,943	398	437	480	528	580	6,520
Column Financial, Inc.	3,206	137	3,069	—	—	—	—
Robb Evans, Trustee	6,982	6,982	—	—	—	—	—

	86,228	10,925	9,446	4,512	29,258	4,718	27,369

Total mortgage debt	469,531	16,856	379,759	4,771	36,058	4,718	27,369
Long-term debt — other	9,351	478	4,755	391	397	382	2,948

Total long-term debt (including current portion)	478,882	17,334	384,514	5,162	36,455	5,100	30,317
Held for sale	(53,204)	(771)

Total long-term debt — continuing operations (including current portion)	$425,678	$16,563

      At December 31, 2003, approximately $382.8 million of debt instruments outstanding were subject to changes in the LIBOR or PRIME rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in the LIBOR rate would be a reduction in income before income taxes of approximately $1.0 million. The fair value of the fixed rate mortgage debt (book value $86.8 million) at December 31, 2003 is estimated at $86.7 million.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company are included as a separate section of this report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      There were no disagreements with accountants during the periods covered by this report on Form 10-K.

Item 9A.	Controls and Procedures

      a) Based on an evaluation of our disclosure controls and procedures carried out as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us, in the reports which we file or submit under the Securities Exchange Act of 1934, to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

      b) During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Shareholders.

Item 11.     Executive Compensation

      Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions

      Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

      Information about principal accounting fees and services is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Our Consolidated Financial Statements are filed as a separate section of this report commencing on page F-1:

(2) Financial Statement Schedule:

All Schedules are omitted because they are not applicable or required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

The information called for by this paragraph is contained in the Exhibits Index of this report, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

      No reports were filed on Form 8-K during the fourth quarter of 2003.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2004.

LODGIAN, INC.

By:	/s/ W. THOMAS PARRINGTON

W. Thomas Parrington
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 8, 2004.

Signature	Title

/s/ W. THOMAS PARRINGTON W. Thomas Parrington	President, Chief Executive Officer and Director

/s/ MANUEL E. ARTIME Manuel E. Artime	Executive Vice President and Chief Financial Officer

/s/ LINDA BORCHERT PHILP Linda Borchert Philp	Vice President and Chief Accounting Officer

/s/ RUSSEL S. BERNARD Russel S. Bernard	Chairman of the Board of Directors

/s/ SEAN F. ARMSTRONG Sean F. Armstrong	Director

/s/ STEWART BROWN Stewart Brown	Director

/s/ STEPHEN P. GRATHWOHL Stephen P. Grathwohl	Director

/s/ JONATHAN D. GRAY Jonathan D. Gray	Director

/s/ KENNETH A. CAPLAN Kenneth A. Caplan	Director

/s/ KEVIN C. MCTAVISH Kevin C. McTavish	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8:

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the Successor year ended December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the year ended December 31, 2001
F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Successor year ended December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the year ended December 31, 2001
F-5
Consolidated Statements of Cash Flows for the Successor year ended December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, the Predecessor periods January 1, 2002 to November 22, 2002 and the year ended December 31, 2001
F-6
Notes to the Consolidated Financial Statements	F-7

      All schedules are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Lodgian, Inc.

      We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2003 and December 31, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003 and the periods from November 23, 2002 to December 31, 2002 (Successor Company operations), and from January 1, 2002 to November 22, 2002 and the year ended December 31, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, on November 5, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 25, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

      In our opinion, such Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, and the period from November 23, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above, present fairly, in all material respects, the Predecessor Company’s results of operations and cash flows for the period January 1, 2002 to November 22, 2002, and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, in 2002, the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144. As discussed in Note 12 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 150.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 5, 2004

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,897	$10,875
Cash, restricted	7,084	19,384
Accounts receivable (net of allowances: 2003 — $689; 2002 — $1,594)	8,169	10,681
Inventories	5,609	7,197
Prepaid expenses and other current assets	17,068	15,118
Assets held for sale	68,567	—

Total current assets	117,394	63,255
Property and equipment, net	563,818	664,565
Deposits for capital expenditures	15,782	22,349
Other assets	12,180	11,995

	$709,174	$762,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$7,131	$12,380
Other accrued liabilities	31,432	41,297
Advance deposits	1,882	1,786
Current portion of long-term debt	16,563	14,550
Liabilities related to assets held for sale	57,948	—

Total current liabilities	114,956	70,013
Long-term debt:
12.25% Cumulative preferred shares subject to mandatory redemption	142,177	—
Long-term debt — other	409,115	389,752

Total long-term debt	551,292	389,752
Liabilities subject to compromise	—	93,816

Total liabilities	666,248	553,581
Minority interests	2,320	3,616
Commitments and contingencies
12.25% Cumulative preferred shares subject to mandatory redemption	—	126,510
Stockholders’ equity:
Common stock, $.01 par value, 30,000,000 shares authorized; 7,000,774 and 7,000,000 issued and outstanding at December 31, 2003 and December 31, 2002, respectively	70	70
Additional paid-in capital	89,827	89,223
Unearned stock compensation	(508)	—
Accumulated deficit	(50,107)	(10,836)
Accumulated other comprehensive income	1,324	—

Total stockholders’ equity	40,606	78,457

	$709,174	$762,164

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor

		November 23, 2002 to	January 1, 2002 to
	2003	December 31, 2002	November 22, 2002	2001

	(In thousands, except per share data)
Revenues:
Rooms	$229,519	$16,902	$220,898	$257,100
Food and beverage	70,791	7,415	66,709	79,554
Other	11,104	989	11,660	14,418

	311,414	25,306	299,267	351,072

Operating expenses:
Direct:
Rooms	65,814	6,246	59,378	69,257
Food and beverage	48,686	5,447	46,822	55,459
Other	7,970	880	7,836	8,540

	122,470	12,573	114,036	133,256

	188,944	12,733	185,231	217,816

General, administrative and other	137,888	13,982	118,212	154,320
Depreciation and amortization	29,761	3,113	40,523	46,065
Impairment of long-lived assets	12,667	—	—	20,503

Other operating expenses	180,316	17,095	158,735	220,888

	8,628	(4,362)	26,496	(3,072)
Other income (expenses):
Interest income and other	807	14	4,940	709
Interest expense:
Preferred stock dividend	(8,092)	—	—	—
Interest expense (contractual interest: $29.8 million, $3.0 million, $53.5 million and $76.1 million for the Successor periods ended December 31, 2003 and December 31, 2002, the Predecessor periods ended November 22, 2002 and the year ended December 31, 2001, respectively)	(28,581)	(2,512)	(25,761)	(71,817)
Gain on asset dispositions	445	—	—	23,975

(Loss) income before income taxes, reorganization items and minority interests	(26,793)	(6,860)	5,675	(50,205)
Reorganization items	(1,397)	—	11,038	(21,672)

(Loss) income before income taxes and minority interest	(28,190)	(6,860)	16,713	(71,877)
Minority interests:
Preferred redeemable securities (contractual interest: $12.7 million and $13.2 million for the Predecessor periods ended November 22, 2002 and the year ended December 31, 2001)	—	—	—	(12,869)
Other	1,294	147	126	38

(Loss) income before income taxes — continuing operations	(26,896)	(6,713)	16,839	(84,708)
(Provision) benefit for income taxes — continuing operations	(178)	(32)	160	(2,829)

(Loss) income — continuing operations	(27,074)	(6,745)	16,999	(87,537)

Discontinued operations:
Loss from discontinued operations before income taxes	(4,603)	(2,581)	(5,833)	(55,227)
Income tax benefit	—	—	1,200	—

Loss from discontinued operations	(4,603)	(2,581)	(4,633)	(55,227)

Net (loss) income	(31,677)	(9,326)	12,366	(142,764)
Preferred stock dividend	(7,594)	(1,510)	—	—

Net (loss) income attributable to common stock	$(39,271)	$(10,836)	$12,366	$(142,764)

Basic and diluted loss per common share:
Net (loss) income attributable to common stock	$(5.61)	$(1.55)	$0.43	$(5.04)

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

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2001, the period January 1, 2002 to November 22, 2002, the period November 23, 2002 to December 31, 2002 and the year ended December 31, 2003

						Accumulated	Total
	Common Stock		Additional	Unearned		Other	Stockholders’
			Paid-In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Deficit	Loss (net of tax)	(Deficit)

	(In thousands, except share data)
Predecessor Company:
Balance at December 31, 2000	28,290,424	$282	$263,320	$—	$(125,542)	$(1,180)	$136,880
401(k) Plan contribution	189,413	2		—			2
Net loss	—	—	—	—	(142,764)	—	(142,764)
Currency translation adjustments, net of tax	—	—	—	—	—	(799)	(799)

Comprehensive loss							(143,563)

Balance at December 31, 2001	28,479,837	284	263,320	—	(268,306)	(1,979)	(6,681)
Net income through November 22, 2002	—	—		—	12,366		12,366
Currency translation adjustments, net of tax	—		—	—		101	101

Comprehensive loss	—	—	—				12,467

Balance at November 22, 2002	28,479,837	284	263,320	—	(255,940)	(1,878)	5,786
Reorganization adjustments	(28,479,837)	(284)	(263,320)	—	255,940	1,878	(5,786)

Balance November 22, 2002	—	—	—	—	—	—	—

Successor Company:
Distribution of new common shares	7,000,000	70	81,186	—	—	—	81,256
Distribution of A warrants, 1,510,638	—	—	4,774	—			4,774
Distribution of B warrants, 1,029,366	—	—	3,263	—			3,263
Net loss — November 22 to December 31, 2002	—	—	—	—	(9,326)		(9,326)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—

Comprehensive loss							(9,326)
Preferred dividends accrued (not declared)					(1,510)		(1,510)

Balance December 31, 2002	7,000,000	$70	$89,223	$—	$(10,836)	$—	$78,457
Issuance of restricted stock	—	—	600	(600)	—	—	—
Amortization of unearned stock compensation	—	—	—	92	—	—	92
Exercise of stock options	774	—	4	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	(31,677)	—	(31,677)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	1,324	1,324

Total comprehensive loss	—	—	—		—	—	(30,353)
Preferred dividends*	—	—	—	—	(7,594)	—	(7,594)

Balance December 31, 2003	7,000,774	$70	$89,827	$(508)	$(50,107)	$1,324	$40,606

*Represent dividends accrued for the period January 1, 2003 to June 30, 2003. Pursuant to Statement of Financial Accounting Standard No. 150, dividends accrued for the period July 1, 2003 to December 31, 2003 are reflected in interest expense.

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

		November 23, 2002 to	January 1, 2002 to
	2003	December 31, 2002	November 22, 2002	2001

	(In thousands)
Operating activities:
Net (loss) income	$(31,677)	$(9,326)	$12,366	$(142,764)
Add: loss from discontinued operations	4,603	2,581	4,633	55,227

(Loss) income — continuing operations	(27,074)	(6,745)	16,999	(87,537)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in ) operating activities:
Depreciation and amortization	29,761	3,113	40,523	46,065
Impairment of long-lived assets	12,667	—	193,202	20,503
Gain on extinguishment of debt	—	—	(226,929)	—
Fresh start adjustments — other	—	—	(3,426)	—
Amortization of unearned stock compensation	92	—	—	—
Preferred stock dividends	8,092	—	—	—
Minority interests	(1,296)	(147)	(126)	12,831
Gain on asset dispositions	(445)	—	—	(23,975)
Write-off and amortization of deferred financing costs	3,884	167	56	25,972
Other	139	(276)	429	542
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	554	3,195	(1,708)	7,029
Inventories	(241)	105	(187)	497
Prepaid expenses, other assets and restricted cash	8,908	14,236	(38,752)	(1,607)
Accounts payable	(3,775)	(1,842)	4,718	978
Other accrued liabilities	(1,484)	(10,727)	12,058	(3,170)
Related party balances	4,556	(1,493)	(2,421)	5,974
Advance deposits	440	(187)	191	(95)

Net cash provided by (used in) operating activities of continuing operations	34,778	(601)	(5,373)	4,007

Net cash (used in) provided by operating activities of discontinued operations	(166)	17	(259)	(1,440)

Investing activities:
Capital improvements	(30,756)	(4,329)	(19,014)	(23,360)
Proceeds from sale of assets, net of related selling costs	802	—	—	67,910
Withdrawals (deposits) for capital expenditures	7,219	(7,651)	1,501	(1,221)
Other	(192)	(1,010)	(90)	—

Net cash (used in) provided by investing activities	(22,927)	(12,990)	(17,603)	43,329

Financing activities:
Proceeds from issuance of long-term debt	80,000	—	309,098	—
Proceeds from working capital revolver	2,000	—	—	21,000
Proceeds from issuance of common stock	114	—	—	—
Principal payments on long-term debt	(87,059)	(1,221)	(266,601)	(58,293)
Principal payments on working capital revolver	(2,000)			(15,000)
Payments of deferred loan costs	(4,839)	—	(7,599)	(598)

Net cash (used in) provided by financing activities	(11,784)	(1,221)	34,898	(52,891)

Effect of exchange rate changes on cash	121	—	—	—

Net increase (decrease) in cash and cash equivalents	22	(14,795)	11,663	(6,995)
Cash and cash equivalents at beginning of period	10,875	25,670	14,007	21,002

	$10,897	$10,875	$25,670	$14,007

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$28,660	$1,589	$31,132	$73,131
Interest capitalized	1,181	149	365	861
Income taxes, net of refunds	237		(302)	120
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock on emergence from Chapter 11	—	—	125,000	—
Issuance of other securities on emergence from Chapter 11	—	—	89,293	—
Net non-cash debt increase	4,678	16	137
Operating cash receipts and payments resulting from Chapter 11 proceedings:
Professional fees paid	(455)	—	(11,184)	(3,772)
Loan extension fee	(1,500)	—	—	—
Other reorganization payments	$(90)	$—	$(908)	$(24)

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

December 31, 2003

1.	Summary of Significant Accounting Policies

     Description of Business

      On December 11, 1998, Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company, Lodgian, Inc. (“Lodgian” or the “Company”). This transaction (the “Merger”) was accounted for under the purchase method of accounting, whereby Servico was considered the acquiring company. On December 20, 2001, the Company and substantially all of its subsidiaries that owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, the Company’s portfolio of hotels consisted of 106 hotel properties. The Company emerged from Chapter 11 with 97 hotels since eight of the hotels were conveyed to the lender in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease. Of the portfolio of 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one hotel never filed under Chapter 11.

      In 2003, the Company developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. We are implementing this strategy by:

•	renovating and repositioning certain of its existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring selected hotels that better fit this strategy.

      In accordance with this strategy and our efforts to reduce debt and interest, in 2003 we identified 19 hotels, our only office building and three land parcels for sale. One of the 19 hotels was sold in November 2003, bringing the hotel portfolio to 96 at December 31, 2003. The office building was sold in December 2003.

     Fresh Start Reporting

      Effective November 22, 2002, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The Consolidated Financial Statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements prior to November 22, 2002 (the “Predecessor”). See Note 4.

     Principles of Consolidation

      The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and four joint ventures in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of the joint ventures when the Company manages and has control of the joint venture’s assets and operations. The four joint ventures in which the Company exercises control are as follows:

      Melbourne Hospitality Associates, Limited Partnership (which owns the Holiday Inn Melbourne, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

      New Orleans Airport Motel Associates, Ltd. (which owns the New Orleans Airport Plaza Hotel and Conference Center, Louisiana) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has an 82% voting interest.

      Servico Centre Associates, Ltd. (which owns the Crowne Plaza West Palm Beach, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Macon Hotel Associates, L.L.C. (which owns the Crowne Plaza Macon, Georgia) — This joint venture is in the form of a limited liability company, in which a Lodgian subsidiary serves as the managing member and has a 60% voting interest.

      An unconsolidated entity owning one hotel, Columbus Hospitality Associates LP, in which the Company has a 30% non-controlling equity interest, is accounted for under the equity method. When the Company accounts for an entity under the equity method, its share of the investment is recorded on the Consolidated Balance Sheet and its share of the net income or loss is recorded in the Consolidated Statement of Operations. The Company’s share of this investment is included in other assets on the Consolidated Balance Sheet. Its share of the net income or loss is shown in “interest income and other” in the Consolidated Statements of Operations. The Company’s investment in this entity at December 31, 2003 was $0.2 million and its share of the loss was $20,000.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories

      Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

     Minority Interests — Preferred Redeemable Securities

      Minority interests-preferred redeemable securities, represents Convertible Redeemable Equity Structure Trust Securities (“CRESTS”). In connection with the Company’s emergence from Chapter 11, the CRESTS were exchanged for common stock (868,000 shares), Class A warrants (1,258,815) and Class B warrants (251,062). Previously, the CRESTS bore interest at the rate of 7% per annum and were convertible into shares of the Company’s common stock.

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

     Property and Equipment

      Property and equipment is stated at depreciated cost, less adjustments for impairment, where applicable. Capital improvements are capitalized when they extend the useful life of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Effective November 22, 2002, the Company restated the recorded values of all property and equipment to reflect their fair values.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company capitalizes interest costs incurred during the renovation and construction of capital assets. Interest costs capitalized, for the periods listed below, were as follows:

	Continuing	Discontinued	Total
	operations	operations	operations

	($ in thousands)
Predecessor year ended December 31, 2001	$739	$122	$861
Predecessor period January 1, 2002 to November 22, 2002	317	48	365
Successor period November 23, 2002 to December 31, 2002	127	22	149
Successor year ended December 31, 2003	1,171	10	1,181

      Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying value of the assets has occurred. The carrying value of long-lived assets is considered impaired when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If it is determined that an impairment has occurred, the excess of the assets’ carrying value over its estimated fair value is charged to operating expenses. Impairment losses for assets held for sale are recognized when the assets’ carrying values are greater than the fair value less estimated selling costs. See Note 8 for further discussion of the Company’s charges for asset impairment.

Deferred Costs

      Deferred franchise costs and deferred financing costs at December 31, 2003 and 2002, are included in other assets, net of accumulated amortization. Deferred franchise costs are amortized using the straight-line method over the terms of the related franchise agreements while deferred financing costs are amortized using the effective interest method over the related term of the debt. These deferrals are presented below for and as of the year ended December 31, 2003 along with the comparative period.

	Year Ended December 31, 2003			Year Ended December 31, 2002

		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net

	($ in thousands)
Deferred financing costs	$13,314	$(4,107)	$9,207	$7,656	$(223)	$7,433
Deferred franchise fees	3,369	(1,011)	2,358	4,670	(389)	4,281

	$16,683	$(5,118)	$11,565	$12,326	$(612)	$11,714

      Based on the balances at December 31, 2003, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2004	2005	2006	2007	2008	After 2008

	($ in thousands)
Deferred financing costs	$9,207	$5,425	$3,739	$22	$21	$—	$—
Deferred franchise fees	2,358	559	504	405	332	231	327

	$11,565	$5,984	$4,243	$427	$353	$231	$327

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash as of December 31, 2003 consisted of amounts reserved for letter of credit collateral, a deposit required by the Company’s bankers and cash reserved pursuant to loan agreements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments

      The fair value of financial instruments is estimated using market trading information. Where published market values are not available, management estimates fair values based upon quotations received from broker/ dealers or interest rate information for similar instruments. Changes in fair value are recognized in earnings.

      The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company’s fixed rate long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Concentration of Credit Risk

      Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2003 and 2002, allowances were $797,000 ($689,000 relating to assets held for use) and $1,594,000, respectively.

Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. See Note 15 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Earnings Per Common and Common Equivalent Share

      Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock (if any) contributed by the Company to its employee 401(k) Plan. Dilutive earnings per common share include the Company’s outstanding stock options, restricted stock, warrants to acquire common stock (“A” and “B” class), if dilutive. See Note 17 for computation of basic and diluted earnings per share.

      As more fully discussed in Note 4, upon the Company’s emergence from reorganization proceedings, the Company’s previous equity securities were cancelled and new equity securities were issued. Because the Company is assumed to be a new entity for financial reporting purposes subsequent to the application of fresh start reporting, prior periods have not been restated.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. The Company continues to account for stock issued to employees, using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The disclosures required by SFAS No. 148 are reflected in Note 2.

Revenue Recognition

      Revenues are recognized when the services are rendered. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering and meeting rentals. Other revenues include charges for guests’ long-distance telephone service, laundry service and parking services, in-room movie services, vending machine commissions, leasing of hotel space and other miscellaneous revenues.

     Advertising Expense

      The cost of advertising is expensed as incurred. Advertising costs incurred, for the periods listed below, were as follows:

	Continuing	Discontinued	Total
	operations	operations	operations

	(In thousands)
Predecessor year ended December 31, 2001	$1,834	$850	$2,684
Predecessor period January 1, 2002 to November 22, 2002	1,641	390	2,031
Successor period November 23, 2002 to December 31, 2002	170	50	220
Successor year ended December 31, 2003	1,906	416	2,322

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

     Operating Segments

      The Company’s only operating segment is the ownership and management of hotels.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Self-insurance

      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. Liabilities for these self-insured obligations are established annually, based on actuarial valuations and the Company’s history of claims. As of December 31, 2003 and December 31, 2002, the Company had approximately $10.0 million and $9.1 million, respectively, accrued for such liabilities.

     New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernible under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity, control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term “variable interest entity” (“VIE”) and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measure of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. The Company was required to adopt the provisions of FIN 46R relating to any interests in special-purpose entities (SPEs) as of December 31, 2003. In addition, during the first quarter of 2004, the Company is required to apply the provisions of FIN 46R to any other entities falling within its scope. Adoption of FIN 46 and the counterpart revision (FIN 46R) has not had and is not expected to have a material impact on the Company’s financial position and results of operations.

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

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares for cash or by transferring other assets. These instruments were previously presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 was effective as of the beginning of the first interim period which commenced after June 15, 2003 (July 1, 2003 for the Company). The Company adopted SFAS No. 150 on July 1, 2003. The adoption impacted the treatment of its Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), previously presented between total liabilities and stockholders’ equity. As a result of the adoption of SFAS No. 150, the Preferred Stock has been included as part of long-term debt in the accompanying Consolidated Financial Statements and the Preferred Stock dividends for the period July 1, 2003 to December 31, 2003 has been included in interest expense. The preferred stock dividends for the period January 1, 2003 to June 30, 2003 ($7.6 million) continues to be shown as a deduction from retained earnings. On October 29, 2003, the FASB decided to defer the effective date of SFAS No. 150 related to non-controlling interests. As a result, until the FASB establishes further guidance, the Company will not have to measure the mandatorily redeemable minority interests at fair value.

      If the Company were to be required to comply with the provisions of paragraphs 9 and 10 of SFAS No. 150 as currently drafted, the Company would be required to reclassify certain amounts currently included in minority interest to the liability section of the accompanying consolidated balance sheet. In addition, the minority partners’ interests would be recorded at the estimated current liquidation amounts. If this treatment of the minority interests was effected in the current fiscal period, the Company’s earnings would have been impacted. Under the proposed standard, the liability would require quarterly review and changes to the current liquidation amounts would be recorded as interest expense.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 were effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 was not material to our financial position and results of operations.

      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised standard increases existing disclosures by requiring more details about plan assets, benefit obligations, cash flows, benefit costs and related information. The revised standard also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements for the quarters beginning after December 15, 2003. The adoption of this revised statement is not expected to materially impact the Company’s current disclosures.

2.	Stock-Based Compensation

      Prior to the Company’s Chapter 11 filing, the Company had adopted the Lodgian, Inc. Stock Option Plan, as amended, (the “Option Plan”) whereby, options to acquire up to 3,250,000 shares of common stock were granted to employees, directors, independent contractors and agents as determined by a committee appointed by the Board of Directors. Options could not be granted at an exercise price which was less than the fair market value on the date of grant. These options vested over five years. In addition, in June 2001 and October 2000, each non-employee director was awarded an option to acquire 5,000 shares of common stock at an exercise price equal to the fair market price on the date of grant. Such options became exercisable upon the date of grant and were granted under the Company’s Non-Employee Directors’ Stock Plan. However, in

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the Company’s emergence from Chapter 11, the previous common shares were cancelled along with the options to acquire these shares.

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

      Pursuant to the Stock Incentive Plan, the committee made the following awards during the year ended December 31, 2003:

	Issued under			Available for issuance
	the Stock			under the Stock
	Incentive Plan		Type	Incentive Plan

Total, December 31, 2002	—			1,060,000
Issued — July 15, 2003	100,000	(1)	stock option	960,000
Issued — July 15, 2003	200,000	(1)	restricted stock	760,000
Issued — September 5, 2003	352,000	(2)	stock option	408,000
Issued — October 13, 2003	21,500	(3)	stock option	386,500

Total, December 31, 2003	673,500

(1)	July 15, 2003 — W. Thomas Parrington, the Company’s Chief Executive Officer, was awarded 200,000 shares of restricted stock. These vest equally over three years commencing on July 15, 2004. Mr. Parrington was also granted incentive stock options to acquire 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The options also vest equally over three years commencing on July 15, 2004. In addition, pursuant to our employment agreement with Mr. Parrington, our chief executive officer, we have committed to grant him options to purchase 150,000 additional shares of common stock. After taking into account the outstanding options and shares of restricted stock granted under the Stock Incentive Plan, as well as our contractual commitment to Mr. Parrington, we have 236,500 shares of common stock available for grant under the Stock Incentive Plan.

(2)	September 5, 2003 — Other awards were made to certain of the Company’s employees and to members of the Audit Committee of the Board of Directors. The employees received incentive stock options to acquire 337,000 shares of the Company’s common stock while each of the three members of the Audit Committee received non-qualified options to acquire 5,000 shares of the Company’s common stock. The exercise price of the awards granted on September 5, 2003 was $5.07. One-third of the options granted on September 5, 2003 vested at the date of grant, one-third will vest on September 5, 2004 and the remaining one-third will vest on September 5, 2005.

(3)	October 13, 2003 — Manuel Artime, the Company’s Chief Financial Officer, was granted incentive stock options to acquire 21,500 shares of the Company’s common stock at an exercise price of $5.22. One-third of the options granted on October 13, 2003 vested at the date of grant, one-third will vest on October 13, 2004 and the remaining one-third will vest on October 13, 2005.

All options expire ten years from the date of grant.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of the stock option plan and restricted stock activity for the years shown:

		Weighted Average
	Options	Exercise Price

Balance, December 31, 2001	1,504,600 (1)	$5.44
Cancelled	(1,504,600)

Balance, November 22, 2002	—	—
Granted	—	—

Balance, December 31, 2002	—
Granted	473,500	4.64
Exercised	(774)	5.07
Forfeited	—	—

Balance, December 31, 2003	472,726	$4.64

Restricted
stock

Balance, December 31, 2002	—
Granted	200,000
Exercised	—
Forfeited	—

Balance, December 31, 2003	200,000 (2)

(1)	At December 31, 2001, there were also 112,500 Stock Appreciation Rights exercisable at $6.13 per right.

(2)	At December 31, 2003, none of the restricted stock had vested.

      The following table summarizes information for options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable

		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices

$3.00 to $3.50	100,000	9.5	$3.00	—	$3.00
$3.51 to $5.07	351,226	9.7	$5.07	116,559	$5.07
$5.08 to $5.22	21,500	9.8	$5.22	7,167	$5.22

	472,726	9.7	$4.64	123,726	$5.08

      Options exercisable and the weighted average exercise price of the options at December 31, 2001 were 1,341,200 and $5.21, respectively.

      Had the compensation cost of the Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, the compensation cost recognized would have been $0.6 million for the year ended December 31, 2003 and nil for the periods November 22, 2002 to December 31, 2002, January 1, 2002 to November 22, 2002 and the year ended December 31, 2001.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also, had the compensation cost of the Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro forma net income (loss) and net earnings (loss) per share would have been as follows:

	Successor		Predecessor

	Year ended	November 23, 2002 to	January 1 to	Year ended
	December 31, 2003	December 31, 2002	November 22, 2002	December 31, 2001

Loss — continuing operations:
As reported	$(27,074)	$(6,745)	$16,999	$(87,537)
Pro forma	(27,687)	(6,745)	16,999	(87,537)
Loss from discontinued operations, net of taxes:
As reported	(4,603)	(2,581)	(4,633)	(55,227)
Pro forma	(4,603)	(2,581)	(4,633)	(55,227)
Net loss:
As reported	(31,677)	(9,326)	12,366	(142,764)
Pro forma	(32,290)	(9,326)	12,366	(142,764)
Net loss attributable to common stock:
As reported	(39,271)	(10,836)	12,366	(142,764)
Pro forma	(39,884)	(10,836)	12,366	(142,764)
(Loss) income from continuing operations attributable to common stock before discontinued operations:
As reported	(34,668)	(8,255)	16,999	(87,537)
Pro forma	(35,281)	(8,255)	16,999	(87,537)
Basic and diluted earnings (loss) per common share:
(Loss) income continuing operations:
As reported	$(3.87)	$(0.96)	$0.60	$(3.09)
Pro forma	(3.96)	(0.96)	0.60	(3.09)
Loss from discontinued operations, net of taxes:
As reported	(0.66)	(0.37)	(0.17)	(1.95)
Pro forma	(0.66)	(0.37)	(0.17)	(1.95)
Net (loss) income:
As reported	(4.53)	(1.33)	0.43	(5.04)
Pro forma	(4.62)	(1.33)	0.43	(5.04)
Net (loss) income attributable to common stock:
As reported	(5.61)	(1.55)	0.43	(5.04)
Pro forma	(5.70)	(1.55)	0.43	(5.04)
(Loss) income from continuing operations attributable to common stock before discontinued operations:

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor		Predecessor

	Year ended	November 23, 2002 to	January 1 to	Year ended
	December 31, 2003	December 31, 2002	November 22, 2002	December 31, 2001

As reported	(4.95)	(1.18)	0.60	(3.09)
Pro forma	(5.04)	(1.18)	0.60	(3.09)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Successor		Predecessor

	Year Ended	November 23, 2002 to	January 1 to	Year ended
	December 31, 2003	December 31, 2002	November 22, 2002	December 31, 2001

		(1)	(1)
Expected life of option	10 years	—	—	5 years
Risk free interest rate	4.09%	—	—	4.56%
Expected volatility	55.75%	—	—	81.60%
Expected dividend yield	—	—	—	—

(1)	The Company filed for Chapter 11 on December 20, 2001. The fair value of the options was estimated to be nil while the Company was in Chapter 11. On its emergence from Chapter 11 on November 25, 2002 (November 22, 2002 for accounting) all stock options were cancelled. No options were granted between January 1, 2002 and December 31, 2002.

      The fair values of options granted (net of forfeitures) were as follows:

	Successor		Predecessor

	Year Ended	November 23, 2002	January 1 to	Year Ended
	December 31,	to December 31,	November 22,	December 31,
	2003	2002	2002	2001

Weighted average fair value of options granted	$3.22	—	—	$0.50
Total number of options granted	473,500	—	—	55,000
Total fair value of all options granted	$1,524,367	—	—	$27,500

3.	Discontinued Operations

      Pursuant to the terms of the plan of reorganization approved by the Bankruptcy Court, the Company conveyed eight wholly-owned hotels to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. The results of operations of these nine hotels are reported in Discontinued Operations in the Consolidated Statement of Operations. Due primarily to the application of fresh start reporting in November 2002, in which these and other assets were adjusted to their respective fair values, there was no gain or loss on these transactions.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following combined condensed table summarizes the assets and liabilities of the nine hotels as of December 31, 2002:

December 31, 2002

($ in thousands)
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

      There were no material changes to the Combined Balance sheet of the nine hotels between December 31, 2002 and the date they were conveyed to the lender, in the case of the eight hotels, and the lessor, in the case of the leased property.

      The Company’s strategy is to own and operate a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In 2003, the Company developed a portfolio improvement strategy to accomplish this by:

•	renovating and repositioning certain of its existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring selected hotels that better fit this strategy.

      In accordance with this strategy and the Company’s efforts to reduce debt and interest costs, in 2003 the Company identified 19 hotels, the Company’s only office building property and three land parcels for sale.

      At December 31, 2003, 18 hotels and three land parcels were held for sale. One hotel and an office building were sold during 2003 while four hotels were sold between January 1, 2004 and March 1, 2004. The net proceeds of sale of the hotel and office building sold in 2003 was approximately $12.3 million. In accordance with SFAS No. 144, all assets sold during 2003 and held for sale at December 31, 2003 (including

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any related impairment charges) are included in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at December 31, 2003 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. In connection with this strategy, where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques. The impairment charges recorded on assets held for sale, during the year ended December 31, 2003 were $5.4 million. Where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. In addition to the other criteria specified by SFAS No. 144, management classifies an asset as held for sale if it expects to dispose of it within one year. In accordance with SFAS No. 144, the results of operations of all assets identified as held for sale (including the related impairment charges) are reported in Discontinued Operations. The assets held for sale and the liabilities related to these assets are separately disclosed on the face of the Consolidated Balance Sheet as of December 31, 2003. See Note 20.

      The following combined condensed table summarizes the assets and liabilities relating to the properties identified as held for sale as of December 31, 2003:

December 31, 2003

(In thousands)
ASSETS
Accounts receivable, net	$1,252
Inventories	1,377
Prepaid expenses and other current assets	1,039
Property and equipment, net	61,624
Other assets	3,275

$68,567

LIABILITIES
Accounts payable	$1,234
Other accrued liabilities	3,120
Advance deposits	390
Current portion of long-term debt	771
Long-term debt	52,433

Total liabilities	$57,948

      The condensed combined results of operations included in Discontinued Operations for the Successor year ended December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, the

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor period January 1, 2002 to November 22, 2002 and the Predecessor year ended December 31, 2001 were as follows:

	Successor		Predecessor

		November 23, 2002 to	January 1, 2002 to
	2003	December 31, 2002	November 22, 2002	2001

	(In thousands)
Revenues:
Rooms	$46,451	$4,311	$59,549	$71,752
Food and beverage	11,264	1,596	15,113	19,020
Other	3,422	534	4,095	5,712

	61,137	6,441	78,757	96,484

Operating expenses:
Direct:
Rooms	14,439	1,822	18,960	22,158
Food and beverage	8,905	1,409	12,107	15,206
Other	2,483	280	2,795	3,662

	25,827	3,511	33,862	41,026

	35,310	2,930	44,895	55,458

General, administrative and other	29,643	4,471	36,007	40,515
Depreciation and amortization	3,367	857	12,701	16,480
Impairment of long-lived assets	5,387	—	—	46,837

Other operating expenses	38,397	5,328	48,708	103,832

	(3,087)	(2,398)	(3,813)	(48,374)
Interest expense	(3,953)	(183)	(3,672)	(3,509)
Gain on asset dispositions	3,085	—	—	—

Loss before income taxes and reorganization items	(3,955)	(2,581)	(7,485)	(51,883)
Reorganization items	(648)	—	1,652	(3,344)

Loss before income taxes	(4,603)	(2,581)	(5,833)	(55,227)
Benefit for income taxes	—	—	1,200	—

Net loss	$(4,603)	$(2,581)	$(4,633)	$(55,227)

4.	Bankruptcy Proceedings and Fresh Start Reporting

      On December 20, 2001, the Company and substantially all of its subsidiaries which owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code in the Southern District of New York.

      At a Confirmation Hearing held on November 5, 2002, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Joint Plan of Reorganization”) and, on November 25, 2002, the Company and entities owning 78 hotels officially emerged from Chapter 11. Pursuant to the terms of the Joint Plan of Reorganization, eight other wholly-owned hotels were conveyed to a lender in January 2003 in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the Company’s 97 hotel portfolio, 18 hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these eighteen hotels (the “Impac Plan of Reorganization”). These eighteen hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through eighteen newly-formed subsidiaries (one for each hotel), finalized an $80.0 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels (See Note 11 of the accompanying financial statements). The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the eighteen hotels.

      Pursuant to the Joint Plan of Reorganization, the following significant events took effect in November 2002:

•	5,000,000 shares of Preferred Stock, par value $0.01, initial liquidation value $25 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	7,000,000 shares of common stock, par value $0.01 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	Class A warrants to purchase an aggregate of 1,510,638 shares of common stock at $18.29 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Class B warrants to purchase an aggregate of 1,029,366 shares of common stock at $25.44 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Previous equity, consisting of an aggregate of 28,479,837 shares, was cancelled, and in exchange the stockholders received their pro rata share of 207,900 shares of common stock, plus class A warrants to purchase an aggregate of 251,823 shares of common stock and class B warrants to purchase an aggregate of 778,304 shares of common stock;

•	The CRESTS were cancelled and the holders received their pro rata share of 868,000 shares of the common stock, plus class A warrants to purchase 1,258,815 shares of common stock and class B warrants to purchase 251,062 shares of common stock;

•	The 12.25% Senior Subordinated Notes were cancelled and the holders of the notes received their pro rata share of 4,690,600 shares of Preferred Stock and 5,557,511 shares of common stock;

•	The holders of allowed general unsecured claims became entitled to 309,400 shares of Preferred Stock and 366,589 shares of common stock, referred to as the “disputed claims reserve.” Until distributed, these shares form part of the disputed claims reserve for the pre-bankruptcy petition general unsecured creditors. These shares are periodically distributed as the disputed claims are resolved;

•	The Company closed on $302.7 million of exit financing arrangements with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) which was used to repay previous debt obligations, fund payments of certain allowed claims and fund portions of certain required cash escrows. This financing was secured by 56 of its hotels;

•	The Company closed on a $6.3 million exit financing arrangement with Computershare Trust Company of Canada, secured by one of its hotels;

•	Loans from lenders approximating $86.0 million, secured by 21 of our hotels, were reinstated on their previous terms, except for the extension of certain maturities; and in the case of certain loans, a new interest rate; and

      In accordance with AICPA, Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company implemented fresh start reporting effective

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities were recorded based on fair values. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

      As discussed above, in November 2002, the general unsecured creditors became entitled to receive 309,400 shares of Preferred Stock and 366,589 shares of common stock. These shares are being distributed as claims are resolved.

      The status of the distribution to these creditors as of December 31, 2003 was as follows:

	Common
	Stock	Preferred Stock

Entitlement on emergence from Chapter 11	366,589	309,400
First distribution — March 20, 2003	(49,256)	(41,560)
Second distribution — September 30, 2003	(141,724)	(119,503)
Other distributions, net of shares surrendered from the first two distributions	(6,618)	(5,586)

Undistributed as of December 31, 2003	168,991	142,751

      The entire entitlement of shares is considered issued and outstanding for accounting purposes. As claims of creditors are resolved, the Company will continue to make periodic distributions of Preferred Stock and common stock to these creditors.

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

      The reorganization value in respect of the entities included in the Joint Plan of Reorganization was determined by the Company, the Official Committee of Unsecured Creditors and their respective financial advisers. The reorganization value reflects the midpoint of a range of values arrived at by applying various valuation techniques including, among others:

a) A comparable company analysis, involving the analysis of enterprise values of public companies deemed generally comparable to the operating business of the Company and applying the earnings before interest, taxes, depreciation and amortization (“EBITDA”) provided by this analysis to the applicable Lodgian entities;

b) A discounted cash flow analysis utilizing a weighted average cost of capital to compute the present value of free cash flows and terminal value of the applicable Lodgian entities; and

c) A comparable transaction analysis involving the analysis of the financial terms of certain acquisitions of companies and sales of assets which were deemed to be comparable to the operating businesses of the Company and then applying these EBITDA multiples to the applicable Lodgian entities.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projections utilized in the determination of reorganization value were based on a variety of estimates and assumptions. These estimates and assumptions are subject to uncertainties and contingencies and may not be realized. The projections should, therefore, not be seen as guarantees of actual results.

      In accordance with SOP 90-7, the effects or adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh start reporting and the effects of the forgiveness of debt are reflected in the Predecessor’s Statement of Operations. All fresh start reporting adjustments are included in reorganization items.

      The application of fresh start reporting on the Predecessor’s balance sheet is as follows (amounts in thousands):

							Successor
	Predecessor
					Fresh Start &		Reorganized
	Before Fresh Start	Extinguishment		Exchange of	Exit		Balance Sheet
	November 22, 2002	of Debt		Stock	Financing		November 22, 2002

Current assets:
Cash and cash equivalents	$26,211	$(541	)(a)	$—	$—		$25,670
Cash, restricted	8,399	—		—	99		8,498
Accounts receivable, net of allowances	14,392	—		—	110		14,502
Inventories	7,323	—		—	—		7,323
Prepaid expenses and other current assets	8,540	—		—	32,259		40,799

Total current assets	64,865	(541)		—	32,468	(d)	96,792
Property and equipment, net	884,278	—		—	(222,071	)(d)	662,207
Deposits for capital expenditures	14,665	—		—	(1,012	)(d)	13,653
Other assets	3,323	—		—	9,051	(d)	12,374

	$967,131	$(541)		$—	$(181,564)		$785,026

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$12,736	$—		$—	$—		$12,736
Other accrued liabilities	41,989	12,466	(a)	—	695	(d)	55,150
Advance deposits	2,089	—		—	—		2,089
Current portion of long-term debt	266	—		—	14,284	(d)	14,550

Total current liabilities	57,080	12,466		—	14,979		84,525
Long-term debt	7,215	86,038	(a)	—	294,776	(d)	388,029
Deferred income taxes
Liabilities subject to compromise	926,387	(562,276	)(a)	—	(269,695	)(d)	94,416
Minority interests	5,290	—		—	(1,527	)(d)	3,763
Commitments and contingencies
Mandatory redeemable 12.25% cumulative preferred stock				125,000 (e)			125,000

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Successor
	Predecessor
						Fresh Start &		Reorganized
	Before Fresh Start	Extinguishment		Exchange of		Exit		Balance Sheet
	November 22, 2002	of Debt		Stock		Financing		November 22, 2002

Stockholders’ deficit:
Common stock (new)	—	—		70	(e)	—		70
Additional paid-in capital (new)	—	206,801	(b)	(119,284	)(e)	1,706		89,223
Common stock (old)	284	—		(284	)(e)	—		—
Additional paid-in capital (old)	263,320	—		(263,320	)(e)	—		—
Accumulated deficit	(290,567)	256,430	(c)	255,940	(e)	(221,803	)(d)	—
Accumulated other comprehensive loss	(1,878)	—		1,878	(e)	—		—

Total stockholders’ equity (deficit)	(28,841)	463,231		(125,000)		(220,097)		89,293

	$967,131	$(541)		$—		$(181,564)		$785,026

(a) The reduction of pre-petition liabilities was achieved through:

(In thousands)
Settlement in shares	$206,801
Cancellation of debt	256,430
Reinstated debt	86,038
Allowed claims accrued	12,466
Claims paid in cash	541

$562,276

(b)	Issuance of new shares to the Senior Subordinated Note Holders, the CREST holders and the general unsecured creditors.

(c)	Gain on cancellation of debt, calculated as follows:

(In thousands)
Liabilities subject to compromise (pre-emergence)	$926,987
Liabilities settled and to be settled in cash and shares	(490,103)
Reinstated debt	(86,038)
Remaining liabilities subject to compromise (for subsidiaries in Chapter 11 at December 31, 2002)	(94,416)

$256,430

(d)	Represents the recording of the exit financing of $309 million (used to repay previous obligations, fund certain allowed claims and portions of certain required cash escrows) and fair value adjustments (primarily net write-down of fixed assets of $222.1 million).

(e)	Elimination of old equity

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate allocation of the Company’s reorganization value as of November 22, 2002 is shown below:

(In thousands)
Long- term debt	$388,000
Liabilities subject to compromise	94,400
Post-petition liabilities including current portion of long-term debt	84,500
Mandatorily redeemable 12.25% cumulative preferred stock	125,000
New equity including minority interest	93,100

$785,000

5.	Liabilities Subject to Compromise

      Liabilities subject to compromise at December 31, 2002 refer to known liabilities incurred prior to the commencement of the Chapter 11 cases, including those considered by the Bankruptcy Court to be pre-petition claims. These liabilities consisted primarily of amounts outstanding under long-term debt and also included accounts payable, accrued interest, and other accrued expenses.

      The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases as of December 31, 2002 are identified below:

(In thousands)
Long-term debt and capital lease obligations	$91,422
Accounts Payable	2,394

$93,816

      The Company recorded all transactions incurred as a result of the Chapter 11 filing and the implementation of fresh start reporting as reorganization items and classified these separately in its Statement of Operations. Though the Company continues to incur expenses related to its reorganization proceedings only those incurred while the entities were in reorganization are classified as reorganization items. Reorganization items relating to the period subsequent to Chapter 11 are included in general, administrative and other expenses.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization items were as follows:

	($ in thousands)

	Successor		Predecessor

	Year ended	November 23 to	January 1 to	Year ended
	December 31,	November 22,	November 22,	December 31,
	2003	2002	2002	2001

	(1)	(1)
Net write-down of fixed assets (fresh start write-down)	—	$—	$(222,071)	$—
Gain on cancellation of debt	—	—	256,430	—
Fresh start adjustments — other	—	—	3,938	—
Write-off of deferred financing costs	—	—	—	(21,517)
Other reorganization items:
Legal and professional fees	(455)	—	(22,315)	(3,179)
Loan extension fees	(1,500)	—	—	—
Other	(90)	—	(3,292)	(320)

	$(2,045)	$—	$12,690	$(25,016)

Continuing operations(2)	$(1,397)	$—	$11,038	$(21,672)
Discontinued operations(2)	(648)	—	1,652	(3,344)

	$(2,045)	$—	$12,690	$(25,016)

(1)	Reorganization expenses, shown in the table above, represent only those expenses relating to the Chapter 11 proceedings while the related hotels were in Chapter 11.

(2)	Reorganization expenses were allocated between Continuing Operations and Discontinued Operations, based on the values assigned to the respective entities subsequent to the consummation of the plans of reorganization.

6.	Accounts Receivable

      Accounts receivable, net of allowances are comprised of:

	December 31, 2003	December 31, 2002

	($ in thousands)
Trade accounts receivable	$8,287	$11,684
Allowance for doubtful accounts	(689)	(1,594)
Other receivables	571	591

	$8,169	$10,681

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowances for doubtful accounts:

	Balance at			Balance at
	Beginning of	Charged to	Write-offs and	End of
Description	Period	Expenses	Recoveries	Period

	($ in thousands)
Provision for uncollectible accounts
Year ended December 31,
2003	$(1,594)	$377	$528	$(689)
2002	(1,237)	(1,467)	1,110	(1,594)
2001	(1,400)	(204)	367	(1,237)

      Of the $1,467 charged to expense during 2002, $1,195 related to the Predecessor period (January 1, 2002 to November 22, 2002) and $272 related to the Successor period (November 23, 2002 to December 31, 2002).

7.	Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets are comprised of:

	December 31, 2003	December 31, 2002

	($ in thousands)
Deposit for property taxes	$4,862	$9,100
Prepaid insurance	5,718	3,107
Lender-required insurance deposits	2,774	1,184
Deposits and other prepaid expenses	3,714	1,727

	$17,068	$15,118

8.	Property and Equipment

      At December 31, 2003 and 2002, property and equipment consisted of the following:

	Useful
	Lives	December 31,	December 31,
	(Years)	2003	2002

		($ in thousands)
Land	—	$76,624	$100,033
Buildings and improvements	10-40	437,418	485,400
Furnishings and equipment	3-10	58,817	69,763

		572,859	655,196
Less accumulated depreciation		(31,860)	(3,891)
Construction in progress		22,819	13,260

		$563,818	$664,565

      As discussed in Note 3, the Company conveyed eight wholly-owned hotels to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. In addition, at December 31, 2003, 18 hotels and three land parcels were held for sale. One hotel and an office building were sold during 2003 while four hotels were sold between January 1, 2004 and March 1, 2004, as noted in Note 3 and Note 20 of the accompanying consolidated financial statements. During 2003, impairment charges of $5.4 million were recorded on assets held for sale while $12.7 million of impairment charges were recorded on assets held for use. No depreciation is computed on assets held for sale.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Impairment of long-lived assets was $67.3 million in 2001 ($20.5 million relating to Continuing Operations and $46.8 million relating to Discontinued Operations). The charge for the 2001 period was comprised of $6.6 million related to revised estimates of fair value for properties held for sale, $4.0 million related to one property which was identified as held for sale and also sold in 2001 and $69.0 million relating to a charge to reduce the carrying value of certain of the Company’s hotels held for future use, offset by a recapture of $12.3 million of impairment charges related to six hotels that were previously considered held for sale that were no longer being actively marketed for sale. Of the impairment charges in the 2001 period, $69.0 million of the impairment charges and the recapture of $8.5 million of previously recognized impairment reserves were recorded in the fourth quarter of 2001. In connection with its bankruptcy petition on December 20, 2001, the Company determined that 29 of its hotels were significantly overleveraged. Therefore, with the approval of the Bankruptcy Court, the Company ceased paying interest to the secured lenders of these properties from the date of the bankruptcy petition. The Company also concluded that it no longer had the ability to hold these hotels for a period sufficient for their estimated future undiscounted cash flows to cover their carrying values. Therefore in accordance with the provisions of SFAS No. 121, the Company determined that an impairment charge of $69.0 million was necessary to reduce the carrying value of these assets. In connection with the bankruptcy petition, the Company also ceased marketing for sale, four operating properties that were previously classified as held for sale. Since these assets were not considered impaired as the estimated future cash flows from the use of these properties exceeded their carrying values, the Company recaptured $8.5 million of impairment reserves previously recorded in 1999, 2000 and 2001.

9.	Other Assets

	December 31, 2003	December 31, 2002

	($ in thousands)
Deferred financing costs	$9,207	$7,433
Deferred franchise fees	2,358	4,281
Utility and other deposits	615	281

	$12,180	$11,995

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Liabilities

      At December 31, 2003 and 2002, other accrued liabilities consisted of the following:

	December 31, 2003	December 31, 2002

	($ in thousands)
Salaries and related costs	$16,211	$17,293
Property and sales taxes	9,427	14,606
Professional fees	570	807
Provision for state income taxes	2,361	2,219
Franchise fee accrual	1,115	1,388
Accrued interest	526	1,524
Accrual for allowed claims	186	1,749
Other	1,036	1,711

	$31,432	$41,297

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt — Other

      Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize the long-term debt (amounts in thousands).

		December 31, 2003

	Number	Property, Plant and	Long-Term
	of Hotels	Equipment, Net(1)	Obligations(1)	Interest Rates

		($ in thousands)
Exit Financing
Merrill Lynch Mortgage Lending, Inc. — Senior			$216,052	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			83,281	LIBOR plus 8.79%

Merrill Lynch Mortgage Lending, Inc. — Total	56	401,793	299,333
Computershare Trust Company of Canada	1	14,106	7,521	7.88%
Lehman Financing
Lehman Brothers Holdings, Inc.	17	69,539	76,449	Higher of LIBOR plus 5.25% or 7.25%
Other Financings
Column Financial, Inc.	9	61,681	27,300	10.59%
Lehman Brothers Holdings, Inc.	5	38,125	23,409	$16,496 at 9.40%; $6,913 at 8.90%
JP Morgan Chase Bank	2	8,913	10,644	7.25%
DDL Kinser	1	3,188	2,385	8.25%
First Union Bank	1	4,297	3,359	9.38%
Column Financial, Inc.	1	6,491	8,943	9.45%
Column Financial, Inc.	1	6,120	3,206	10.74%
Robb Evans, Trustee	1	6,365	6,982	Prime plus 4.00%

Total — Other Financings	21	135,180	86,228

	95	620,618	469,531	6.33%(2)
Long-term debt — other
Deferred interest — long-term	—	—	4,337
Deferred rent on a long-term ground lease	—	—	2,506
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,957
Other	—	—	551

	—	—	9,351

Property, plant and equipment — other	—	4,824	—

	95	625,442	478,882
Held for sale	(18)	(61,624)	(53,204)

Total December 31, 2003	77	$563,818	$425,678

(1)	Long-term obligations and property, plant and equipment of the hotel in which the Company has a non-controlling equity interest and does not consolidate are excluded from the table above.
(2)	Represents the annual weighted average cost at December 31, 2003.

      The fair value of the fixed rate mortgage debt (book value $86.8 million) at December 31, 2003 is estimated at $86.7 million.

      All of the Company’s property and equipment related to its hotels are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The maturities of these debt obligations as of December 31, 2003 are as follows:

	Long-Term	Maturities
	Obligations
	December 31, 2003	2004	2005	2006	2007	2008	After 2008

	($ in thousands)
Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Senior	$216,052	$3,338	$212,714	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Mezzanine	83,281	1,287	81,994	—	—	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	299,333	4,625	294,708	—	—	—	—
Computershare Trust Company of Canada	7,521	222	240	259	6,800	—	—
Lehman financing:
Lehman Brothers Holdings, Inc.	76,449	1,084	75,365	—	—	—	—
Other financing:
Column Financial, Inc.	27,300	2,242	2,491	2,768	3,076	3,418	13,305
Lehman Brothers Holdings, Inc.	23,409	482	529	580	21,818	—	—
JP Morgan Chase Bank	10,644	530	570	615	665	720	7,544
DDL Kinser	2,385	98	2,287	—	—	—	—
First Union Bank	3,359	56	63	69	3,171
Column Financial, Inc.	8,943	398	437	480	528	580	6,520
Column Financial, Inc.	3,206	137	3,069	—	—	—	—
Robb Evans, Trustee	6,982	6,982	—	—	—	—	—

	86,228	10,925	9,446	4,512	29,258	4,718	27,369

	469,531	16,856	379,759	4,771	36,058	4,718	27,369
Long-term debt — other	9,351	478	4,755	391	397	382	2,948

	478,882	17,334	384,514	5,162	36,455	5,100	30,317
Held for sale	(53,204)	(771)

	$425,678	$16,563

      The Merrill Lynch Mortgage loan initially matures on November 24, 2004 and has three one-year extensions that may be exercised at the Company’s option. The first extension (to November 24, 2005) is available as long as no events of defaults occur in respect of the payment of principal, interest and other required payments. The second and third extension terms are available only if no event of default exists and are subject to a minimum debt service coverage ratio requirement and a minimum debt yield requirement. The Lehman loan initially matures in May 2005, and has a one-year extension that may be exercised at the Company’s option. At maturity, the Company plans to either exercise these extension options or refinance these loans with the existing lenders or with new lenders. The Company also plans to continue to reduce these loans through property sales and normal principal payments.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term obligations at December 31, 2003 and 2002 consisted of the following:

	December 31,

	2003	2002

	($ in thousands)
Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Total	$299,333	$302,708
Computershare Trust Company of Canada	7,521	6,339
Lehman financing:
Lehman Brothers Holdings, Inc.	76,449	—
Other financing:
Column Financial, Inc.	27,300	29,317
Lehman Brothers Holdings, Inc.	23,409	23,849
JP Morgan Chase Bank	10,644	11,179
DDL Kinser	2,385	2,498
First Union Bank	3,359	3,410
Column Financial, Inc.	8,943	9,305
Column Financial, Inc.	3,206	3,330
Robb Evans, Trustee	6,982	7,447

Total — other financing	86,228	90,335

Liabilities subject to compromise	—	91,421

	469,531	490,803
Long-term debt — other:
Deferred interest — long-term	4,337	—
Deferred rent on a long-term ground lease	2,506	2,342
Tax notes issued pursuant to our Joint Plan of Reorganization	1,957	2,061
Other	551	518

	9,351	4,921

	478,882	495,724
Long-term debt related to assets held for sale	(53,204)	—

Total	$425,678	$495,724

     Exit financing:

      On emergence from Chapter 11 on November 25, 2002, the Company received exit financing of $309.0 million comprised of three separate components as follows:

•	Senior debt of $224.0 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 2.24%, secured by, among other things, first mortgage liens on the fee simple or leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries of 56 hotels (the 55 which secure the senior debt and one additional hotel); and

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007, accruing interest at the rate of 7.88% secured by a mortgage on the property located in Windsor, Canada.

      In March 2003, as permitted by the terms of the senior and mezzanine debt agreements, Merrill Lynch Mortgage exercised the right to “resize” (as defined) the senior and mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the senior debt was decreased from $223.7 million (initially $224.0 less $0.3 million of principal payments) to $218.1 million, and the principal amount of the mezzanine debt was increased from $78.6 (initially $78.7 million less $0.1 million of principal payments) to $84.1 million. Though the blended interest rate on the Merrill Lynch Mortgage debt remained at LIBOR plus 4.00% at the date of the resizing, the interest rate on the senior debt was modified to LIBOR plus 2.36% and the interest rate on the mezzanine debt was modified to LIBOR plus 8.25%. The interest rate on the mezzanine debt increased to 8.79% as of December 1, 2003. Therefore, the new blended rate on the Merrill Lynch Mortgage debt is LIBOR plus 4.15%. Furthermore, as a result of the securitization of the mortgage loan, Merrill Lynch Mortgage no longer has the right to amend or waive provisions thereunder.

      The senior and mezzanine debt matures on November 24, 2004. There are, however, three one-year options to renew which could extend the maturity for an additional three years. The first option to extend the maturity date of the senior and mezzanine debt by up to one year (i.e. to November 2005) is available as long as no events of default occur in respect of the payment of principal, interest and other required amounts. Because the Company intends to extend the maturity date and believes it will be eligible for that extension, the Company has reported the senior and mezzanine debt as maturing in 2005. The second and third extension terms are available only if no events of default of any kind exist and are subject to a minimum debt service coverage ratio of 1.20x and a debt yield requirement of 13.25% which the Company did not satisfy as of December 31, 2003. Payments of principal and interest on all three portions of the facility are due monthly. At maturity the Company plans to either exercise the extension options or seek to refinance the loans with a new lender.

      The senior and mezzanine debt agreements provide that when either (i) the debt yield for the trailing 12-month period is below 13.25% during the year ending November 2004 (and if the loan is extended, 13.50%, 13.75% and 14.00% during each of the next three years of the loan, respectively) or (ii) the debt service coverage ratio is below 1.20x, excess cash flows of the mortgaged hotels (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of aggregate outstanding borrowings, capital expenditures reasonably approved by the lender, and up to an aggregate of $3.0 million of scheduled principal and interest payments due under these agreements. Funds will no longer be deposited into the restricted cash account when the debt yield and the debt service coverage ratio are sustained above the minimum requirements for three consecutive months. On March 31, 2003, the debt yield, for the hotels securing this debt fell below the then applicable 12.75% minimum threshold and, therefore, the excess cash flow produced by the hotels securing the Merrill Lynch Mortgage debt was retained in the restricted cash account starting on May 1, 2003. The restricted cash balance in this account as of December 31, 2003 was $0.9 million. During 2003, $7.5 million was released from the restricted cash account for capital expenditures and scheduled interest and principal payments. As of March 1, 2004, no cash was being retained in the restricted cash account. At December 31, 2003, the debt yield and debt service coverage ratio remained below the minimum requirements. Further, the mezzanine debt agreement with Merrill Lynch Mortgage requires the Company to maintain a minimum net worth of at least $10.0 million.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lehman Financing

      On May 22, 2003, the Company completed an $80.0 million financing underwritten by Lehman Brothers Holdings, Inc. (“Lehman”) which was primarily utilized to settle debts secured by the 18 hotels previously owned by Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. (both Lodgian subsidiaries). The Lehman Financing, provided to eighteen newly-formed subsidiaries (one for each hotel), is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension is only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opts for the one-year extension, an extension fee of $3.0 million is payable. Pursuant to the terms of the agreement, additional interest of $4.4 million is also payable upon the maturity date (May 22, 2005 or the new maturity date, if the Company opts for the extension). Payments of principal and interest on the Lehman Facility are due monthly. If an event of default occurs, the rate increases by 325 basis points or 3.25% for the period of the default. At maturity, the Company plans to exercise the extension option or seek to refinance the loan with a new lender.

      The documents governing the terms of both the Merrill Lynch Mortgage debt and the Lehman Financing contain covenants that place restrictions on the Company and certain of its subsidiaries’ activities, including acquisitions, mergers and consolidations, the sale of assets, and the incurrence of liens. Failure to comply with the covenants under our loan agreements would constitute an event of default that would permit acceleration by the lender.

Other Financings

      On November 25, 2002, the effective date of the Joint Plan of Reorganization, loans approximating $83.5 million, secured by 20 hotels, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one other loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate and a new maturity date.

      The Company through its wholly-owned subsidiaries owes approximately $10.6 million under Industrial Revenue Bonds issued on the Holiday Inn Lawrence and Holiday Inn Manhattan, both Kansas properties. The Industrial Revenue Bonds require a minimum debt service coverage ratio, calculated as of the end of each calendar year. For the year ended December 31, 2003, the cash flows of both hotels were insufficient to meet the minimum debt service coverage ratio requirements. The trustee of the Industrial Revenue Bonds may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.4 million. In the event a default is declared and not cured, the properties would be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of approximately $1.4 million. In addition, the Company could be obligated to pay our franchisor liquidated damages in the amount of $1.3 million. Total revenues for these two hotels for the years ended December 31, 2003 and the comparative periods were as follows:

(In thousands)
Predecessor year ended December 31, 2001	$9,148
Predecessor period January 1, 2002 to November 22, 2002	6,486
Successor period November 23, 2002 to December 31, 2002	684
Successor year ended December 31, 2003	8,003

      On September 30, 2003, first mortgage debt of approximately $7.0 million of Macon Hotel Associates, L.L.C. (“MHA”) became due. MHA was not included in the entities that filed for reorganization under Chapter 11. The Company owns 60% of MHA, and MHA’s sole asset is the Crowne Plaza Hotel in Macon, Georgia. The lender agreed to extend the term of the debt to December 31, 2003 and then to June 30, 2004, while the Company explores alternative financing opportunities. The Company has escrowed foreclosure documents that will allow the lender to foreclose on the property on June 30, 2004 if the mortgage debt is not

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid at that time. If the Company is not able to refinance the debt and the lender does not grant further extensions, the property would be subject to foreclosure. A foreclosure on the property would constitute a default of the franchise agreement; therefore the Company could be liable for $0.9 million in liquidation damages under the franchise agreement. Total revenues for the Crowne Plaza Hotel in Macon, Georgia for the year ended December 31, 2003 and the comparative periods were as follows:

(In thousands)
Predecessor year ended December 31, 2001	$5,973
Predecessor period January 1, 2002 to November 22, 2002	5,507
Successor period November 23, 2002 to December 31, 2002	437
Successor year ended December 31, 2003	5,595

      The debt of approximately $7.0 million is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

      On May 20, 2001, promissory notes of approximately $3.9 million secured by the pledge of 100% of the equity interests of MHA were due. MHA did not make this payment on May 20, 2001. On April 19, 2002, MHA and the lenders entered into a Satisfaction and Release Agreement whereby the lenders agreed to fully discharge the indebtedness under the promissory note of $3.9 million plus related accrued interest approximating $0.7 million in exchange for payment by MHA of $0.2 million. The resulting gain on extinguishment of this indebtedness of $4.4 million was recorded in the financial statements for the year ended December 31, 2001, within interest income and other on the consolidated statement of operations.

Working Capital/ Related Party Loan

      On September 18, 2003, the Company drew down the full availability of $2.0 million under a revolving loan agreement with OCM Real Estate Opportunities Fund II, L.P. (“OCM Fund II”). Borrowings under the facility bear interest at the fixed rate of 10% per annum and were repaid in full in December 2003 out of the proceeds received from the sale of an office building. During 2003, the Company paid interest to OCM Fund II of approximately $42,000. The facility is secured by two land parcels located in California and New Jersey and matures on May 1, 2004.

      Oaktree Capital Management, LLC (“Oaktree”) may be deemed to be the beneficial owner of 1,664,752 shares of the Company’s common stock, including 1,578,611 shares owned by OCM Fund II. Oaktree is the general partner of the OCM Fund II; accordingly, Oaktree may be deemed to beneficially own the shares owned by OCM Fund II. Oaktree disclaims any such beneficial ownership.

      Russel S. Bernard, a Principal of Oaktree, and Sean F. Armstrong, a Managing Director of Oaktree, are also directors of Lodgian.

Loan/ Franchise agreements

      The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor (see Note 18).

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     12.25% Cumulative Preferred Shares Subject to Mandatory Redemption

      On November 25, 2002, we issued 5,000,000 shares of Preferred Stock (“Preferred Stock”) with a par value of $0.01 at $25.00 per share. Each share of Preferred Stock has a liquidation preference over our common stock. The dividend is cumulative, compounded annually and is payable at the rate of 12.25% per annum on November 21 of each year. As provided by the terms of the Preferred Stock, the first dividend was paid on November 21, 2003 by means of the issuance of additional shares of Preferred Stock, with fractional shares paid in cash. We thus issued 594,299 shares of Preferred Stock as dividends and paid cash dividends of approximately $18,500 for fractional shares. Preferred shares outstanding as of December 31, 2003 were 5,611,760. Changes in fair value of Lodgian’s common stock do not affect the settlement costs of the Preferred Stock. We expect to issue an additional 17,461 shares of Preferred Stock as dividends to those general unsecured creditors who have not yet received their shares of Preferred Stock. If any Preferred Stock is then outstanding, the board of directors will determine whether the dividends due November 21, 2004 and 2005 will be paid in cash or in kind via the issuance of additional shares of Preferred Stock. The Preferred Stock is subject to redemption at any time, at our option and to mandatory redemption on November 21, 2012. If we redeem the Preferred Stock prior to November 21, 2004, the redemption price will be 104% of the liquidation value per share of the Preferred Stock. The liquidation value will be $25.00 per share plus accrued dividends. The redemption price is reduced by 1% for each succeeding twelve-month period through November 20, 2007, after which the Preferred Stock is redeemable for the liquidation value. See Note 4.

      On July 1, 2003, in accordance with SFAS No. 150, the Company reclassified the Preferred Stock to the liability section of its consolidated balance sheet and began presenting the related dividends in interest expense which totaled $8.1 million for the period July 1, 2003 to December 31, 2003. Prior to the adoption of SFAS No. 150, the Company presented the Preferred Stock between liabilities and equity in its consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on its results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified.

13.     Stockholders’ Equity

      Pursuant to the Joint Plan of Reorganization, in addition to the Preferred Stock, the following securities became available for issuance in November 2002:

•	Common stock, 7,000,000 shares, par value $0.01.

•	Class A and B warrants

      The common stock is subject to dilution by the Class A & Class B warrants, any incentive shares and any future shares (See Note 4).

      The Class A warrants initially provide for the purchase of an aggregate of 1,510,638 shares of the common stock at an exercise price of $18.29 per share and expire on November 25, 2007.

      The Class B warrants initially provide for the purchase of an aggregate of 1,029,366 shares of the common stock at an exercise price of $25.44 per share and expire on November 25, 2009. See Note 2 for stock based compensation awards made during the year ended December 31, 2003.

14.     Derivative Transactions

      In order to manage its exposure to fluctuations in interest rates on its variable rate debt, the Company entered into three interest rate cap agreements as follows:

•	Two related to the exit financing obtained from Merrill Lynch Mortgage ($299.3 million and $302.7 million at December 31, 2003 and December 31, 2002, respectively), and

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	One related to the financing obtained from Lehman ($76.4 million at December 31, 2003).

      The two interest rate cap agreements related to the Merrill Lynch Mortgage financing allowed the Company to obtain exit financing at floating rates and effectively cap those rates at LIBOR of 6.44% plus 2.36%, in the case of the senior debt, and LIBOR plus 8.25%, in the case of the mezzanine debt. When LIBOR exceeds 6.44%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.44%, there is no settlement from the interest rate caps. The Company is exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.44%. The one-month LIBOR as of December 31, 2003 was 1.13%. The notional principal amount of the interest rate caps outstanding was $302.2 million and $302.8 million at December 31, 2003 and December 31, 2002, respectively.

      The interest rate cap agreement related to the Lehman financing allowed the Company to obtain financing at a partial floating rate and effectively caps the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeds 5%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. The Company is exposed to interest rate risks on the Lehman Financing for LIBOR of between 2% and 5%. The notional principal amount of the interest rate cap outstanding was $80 million at December 31, 2003.

      These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging requirements of SFAS No. 133.

      The aggregate fair value of the three interest rate caps as of December 31, 2003 and the two interest rate caps at December 31, 2002 were approximately $15,000 and $100,000, respectively. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

      The notional amounts of the two interest rate caps and their termination dates match the principal amounts and maturities of the outstanding amounts on these loans.

15.     INCOME TAXES

      Provision (benefit) for income taxes for the Company is as follows:

	Year Ended December 31,

	2003 — Successor			2002 — See below			2001 — Predecessor

	Current	Deferred	Total	Current(1)	Deferred	Total	Current	Deferred	Total

	($ in thousands)
Federal	$—	$—	$—	$(430)	$—	$(430)	$—	$—	$—
State and local	178	—	178	(898)	—	(898)	2,829	—	2,829

	178	—	178	(1,328)	—	(1,328)	2,829	—	2,829
Less: Discontinued operations	—	—	—	1,200	—	1,200	—	—	—

	$178	$—	$178	$(128)	$—	$(128)	$2,829	$—	$2,829

(1)	This is comprised of (amounts in thousands):

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Predecessor

	November 23, to	January 1, to
	December 31, 2002	November 22, 2002

Federal	$—	$(430)
State and local	32	(930)

	32	(1,360)
Less:
Discontinued operations	—	1,200

	$32	$(160)

      The components of the cumulative effect of temporary differences in the deferred income tax (liability) and asset balances at December 31, 2003 and 2002 are as follows:

	2003			2002

	Total	Current	Non-current	Total	Current	Non-current

	($ in thousands)
Property and equipment	$21,807	$—	$21,807	$40,609	$—	$40,609
Net operating loss carry forwards	104,911		104,911	79,909	—	79,909
Loan costs	1,224		1,224	—	—	—
Legal and workers’ compensation reserves	2,896	2,896		2,918	2,918	—
AMT and FICA credit carry forwards	2,342		2,342	2,092	—	2,092
Other operating accruals	1,506	1,506	—	2,301	2,301	—
COD reduction in other asset basis	—	—	—	(7,362)	(7,362)	—
Other	5,316		5,316	7,157	7,157	—

Total	140,002	4,402	135,600	127,624	5,014	122,610
Less valuation allowance	(140,002)	(4,402)	(135,600)	(127,624)	(5,014)	(122,610)

	$—	$—	$—	$—	$—	$—

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	Successor		Predecessor

		November 23 to	January 1 to
	2003	December 31, 2002	November 22, 2002	2001

	($ in thousands)
Federal income tax provision (benefit) at statutory federal rate	$(13,292)	$(3,160)	$3,742	$(47,578)
State income tax (benefit), net	(1,876)	(732)	(12,929)	(6,717)
Effect of cancellation of debt	—	—	(40,848)	—
Non-deductible items	2,968	(74)	(1,932)	177
Change in valuation allowance	12,378	3,998	50,607	56,947

	178	32	(1,360)	2,829
Less discontinued operations	—	—	1,200	—

	$178	$32	$(160)	$2,289

      At December 31, 2003, the Company had established a valuation allowance of $140.0 million to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $140.0 million, $12.4 million and $54.6 million was generated in 2003 and 2002, respectively.

      At December 31, 2003, the Company had available net operating loss carry forwards of approximately $270 million for federal income tax purposes, which will expire in 2004 through 2023. Under the Joint Plan of Reorganization and the Impac Plan of Reorganization, substantial amounts of net operating loss carryforwards were utilized to offset income from debt cancellations in 2002. Also, the Company’s reorganization under Chapter 11, resulted in an ownership change, as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. Due to these and other limitations, a portion or all of these net operating loss carryforwards could expire unused.

16.     Related Party Transactions

      Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business that the Company retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services as Executive Vice President and Chief Financial Officer, the Company was billed as follows, for other support and services provided by associates of Richard Cartoon, LLC:

(In thousands)
Predecessor year ended December 31, 2001	$90
Predecessor period January 1, 2002 to November 22, 2002	357
Successor period November 23, 2002 to December 31, 2002	22
Successor year ended December 31, 2003	225

      Richard Cartoon, LLC continues to provide restructuring and other support to the Company.

      See Note 11 regarding the $2.0 million revolving loan from OCM Fund II to the Company.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Successor		Predecessor

		November 23, 2002 to	January 1, 2002 to
	2003	December 31, 2002	November 2002	2001

	($ in thousands, except per share data)
Basic and diluted loss per share:
Numerator:
(Loss) income — continuing operations	$(27,074)	$(6,745)	$16,999	$(87,537)
Loss from discontinued operations, net of taxes	(4,603)	(2,581)	(4,633)	(55,227)

Net (loss) income	(31,677)	(9,326)	12,366	(142,764)
Preferred stock dividend	(7,594)	(1,510)	—	—

Net (loss) income attributable to common stock	(39,271)	(10,836)	12,366	(142,764)

(Loss) income — continuing operations	(27,074)	(6,745)	16,999	(87,537)
Preferred stock dividend	(7,594)	(1,510)	—	—

(Loss) income from continuing operations attributable to common stock before discontinued operations	$(34,668)	$(8,255)	$16,999	$(87,537)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	7,000	7,000	28,480	28,350

Basic and diluted loss per common share:
(Loss) income — continuing operations	$(3.87)	$(0.96)	$0.60	$(3.09)
Loss from discontinued operations, net of taxes	(0.66)	(0.37)	(0.17)	(1.95)

Net (loss) income	(4.53)	(1.33)	0.43	(5.04)

Net (loss) income attributable to common stock	(5.61)	(1.55)	0.43	(5.04)

(Loss) income from continuing operations attributable to common stock before discontinued operations	$(4.95)	$(1.18)	$0.60	$(3.09)

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computation of diluted loss per share for the Successor year ended December 31, 2003, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock (200,000 shares), stock options (options to acquire 472,726 shares of common stock), and Class A and Class B warrants (rights to acquire 1,510,638 and 1,029,366 shares of common stock, respectively) because their inclusion would have been antidilutive.

      The computation of diluted loss per share for the Successor period November 23, 2002 to December 31, 2002, as calculated above, did not include the shares associated with the assumed conversion of the Class A and Class B warrants (rights to acquire 1,510,638 and 1,029,366 shares of common stock, respectively) because their inclusion would have been antidilutive.

      The computation of diluted loss per share for the Predecessor periods January 1, 2002 to November 22, 2002, and year ended December 31, 2001, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would also have been antidilutive.

18.     Commitments and Contingencies

      Fourteen of the Company’s hotels are subject to long-term ground leases, parking and other leases expiring from 2004 through 2075 which provide for minimum payments as well as incentive rent payments. In addition, most of the Company’s hotels have non-cancellable operating leases, mainly for operating equipment. Lease expense for the non-cancellable ground, parking and other leases were as follows:

	Continuing	Discontinued	Total
	Operations	Operations	Operations

	(In thousands)
Predecessor year ended December 31, 2001	$3,609	$743	$4,352
Predecessor period January 1, 2002 to November 22, 2002	3,079	618	3,697
Successor period November 23, 2002 to December 31, 2002	378	124	502
Successor year ended December 31, 2003	4,002	696	4,698

      At December 31, 2003, the future minimum commitments for non-cancellable ground and parking leases were as follows (amounts in thousands):

2004	$3,320
2005	3,339
2006	3,355
2007	3,361
2008	3,398
Thereafter	98,012

$114,785

      The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of between 10 and 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. In connection with the renewal of a franchise, the franchisor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renovation of the facility. Costs incurred in connection with these agreements for the year ended December 31, 2003 and the comparative periods were:

	Continuing	Discontinued	Total
	operations	operations	operations

	($ in thousands)
Predecessor year ended December 31, 2001	$22,531	$6,053	$28,584
Predecessor period January 1, 2002 to November 22, 2002	19,398	4,926	24,324
Successor period November 23, 2002 to December 31, 2002	1,598	377	1,975
Successor year ended December 31, 2003	20,569	3,816	24,385

      As of March 1, 2004, the Company had been notified that it was not in compliance with some of the terms of ten of its franchise agreements and had received default and termination notices from franchisors with respect to an additional five hotels.

      In addition, as part of its bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of its hotels. The Company has not completed the required capital expenditures for 35 hotels in accordance with the stipulations and estimates that completing those improvements will cost $26.1 million. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement.

      With the exception of one hotel held for sale, the Company believes that it will cure the noncompliance and defaults on these hotels before the applicable termination dates. If a franchise agreement is terminated, The Company generally will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including liquidated damages, and capital expenditures.

      The franchise agreements are subject to termination in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. The Company believes that the loss of a franchise for any individual hotel would not have a material adverse effect on its financial condition and results of operations.

      The Company has maintenance agreements, primarily on a one to three year basis, which resulted in the following expenses:

	Continuing	Discontinued	Total
	operations	operations	operations

	($ in thousands)
Predecessor year ended December 31, 2001	$3,260	$1,249	$4,509
Predecessor period January 1, 2002 to November 22, 2002	2,130	874	3,004
Successor period November 23, 2002 to December 31, 2002	221	96	317
Successor year ended December 31, 2003	3,690	932	4,622

      As of December 31, 2003, the Company had issued two irrevocable letters of credit totaling $3.6 million as guarantees to Zurich American Insurance Company and Donlen Fleet Management Services. These letters of credit will expire in November 2004 but may require renewal beyond that date. All letters of credit are backed by the Company’s cash (classified as restricted cash in the accompanying Consolidated Balance Sheet).

      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cause a negative impact on its future financial condition and results of operations. As of December 31, 2003 and December 31, 2002, the Company had accrued approximately $10.0 million and $9.1 million for these liabilities.

      The Company is party to legal proceedings arising in the ordinary course of business. The outcome of these matters is uncertain. However, management believes that these matters will be resolved without a material adverse effect on the Company’s financial position or results of operations. Certain of these claims are limited to the amounts available under the Company’s disputed claims reserve.

19.     Employee Retirement Plans

      The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of pension contributions (for unionized and one group of non-union employees) were:

	Continuing	Discontinued	Total
	Operations	Operations	Operations

	($ in thousands)
Predecessor year ended December 31, 2001	$269	$—	$269
Predecessor period January 1, 2002 to November 22, 2002	185	—	185
Successor period November 23, 2002 to December 31, 2002	27	—	27
Successor year ended December 31, 2003	260	—	260

      The Company adopted a 401(k) plan for the benefit of its non-union and one group of union employees under which participating employees may elect to contribute up to 10% (increased to 15% as of January 1, 2003) of their compensation. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(K) plan made by the Company were:

	Continuing	Discontinued	Total
	Operations	Operations	Operations

	($ in thousands)
Predecessor year ended December 31, 2001	$410	$—	$410
Predecessor period January 1, 2002 to November 22, 2002	254	76	330
Successor period November 23, 2002 to December 31, 2002	35	10	45
Successor year ended December 31, 2003	601	76	677

20.     Subsequent Event

      Of the 18 hotels which were held for sale at December 31, 2003, four were sold between January 1, 2004 and March 1, 2004. Summarized below is certain financial data related to these four hotels:

($ in thousands)
Aggregate sales price	$11,525
Carrying values of property, plant & equipment as of December 31, 2003	7,325
Long-term debt as of December 31, 2003	7,187
Total revenues for the year ended December 31, 2003	9,639
Total operating expenses for the year ended December 31, 2003	9,571

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Selected Quarterly Financial Data, Unaudited

      The following table summarizes unaudited quarterly financial data (amounts have been restated, as appropriate, to give effect to discontinued operations):

	Successor

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share data)
Year Ended December 31, 2003:
Revenues — continuing operations	$73,292	$82,738	$81,699	$73,685
Operating expenses — continuing operations	71,414	75,418	73,740	82,213
Loss — continuing operations	(5,521)	(330)	(3,597)	(17,626)
(Loss) income from discontinued operations, net of taxes	(3,563)	(2,111)	(49)	1,120
Net loss	(9,084)	(2,441)	(3,646)	(16,506)
Net loss attributable to common stock	(12,860)	(6,259)	(3,646)	(16,506)
Basic and diluted income (loss) per common share:
Loss — continuing operations	$(0.79)	$(0.05)	$(0.51)	$(2.52)
(Loss) income from discontinued operations, net of taxes	(0.51)	(0.30)	(0.01)	0.16
Net loss	(1.30)	(0.35)	(0.52)	(2.36)
Net loss attributable to common stock	(1.84)	(0.89)	(0.52)	(2.36)

	Predecessor				Successor

	First	Second	Third	October 1, to	November 23 to
	Quarter	Quarter	Quarter	November 22, 2002	December 31, 2002

	($ in thousands, except per share data)
Year Ended December 31, 2002:
Revenues — continuing operations	$76,615	$89,532	$83,508	$49,612	$25,306
Operating expenses — continuing operations	73,416	78,394	76,720	44,241	29,668
(Loss) income — continuing operations	(10,569)	4,008	(3,990)	27,550	(6,745)
(Loss) income — discontinued operations, net of taxes	(3,861)	(545)	(567)	340	(2,581)
Net (loss) income	(14,430)	3,463	(4,557)	27,890	(9,326)
Net (loss) income attributable to common stock	(14,430)	3,463	(4,557)	27,890	(10,836)
Basic and diluted income (loss) per common share:
(Loss) income — continuing operations	$(0.37)	$0.14	$(0.14)	$0.97	$(0.96)
(Loss) income from discontinued operations, net of taxes	(0.14)	(0.02)	(0.02)	0.01	(0.37)
Net (loss) income	(0.51)	0.12	(0.16)	0.98	(1.33)
Net (loss) income attributable to common stock	(0.51)	0.12	(0.16)	0.98	(1.55)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Lodgian, Inc.
3.2		Amendment to Restated Certificate of Incorporation of Lodgian, Inc.
3.3		Certificate of Designation for Preferred Stock of Lodgian, Inc.
3.4		Amended Restated Bylaws of Lodgian, Inc.
10	.1.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc. and Moon Airport Hotel Inc.
10	.1.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc. and Moon Airport Hotel Inc., in favor of Column Financial, Inc.
10	.2.1	Loan and Security Agreement, dated as of November 25, 2002, by and between certain Lodgian subsidiaries and Merrill Lynch Mortgage Lending, Inc.
10	.2.2	Promissory Note in original amount of $224,036,325, dated as of November 25, 2002, between certain Lodgian subsidiaries and Merrill Lynch Mortgage Lending, Inc.
10	.2.3	Modification of Loan Agreement and Other Loan Documents, dated as of March 31, 2003, by and between certain Lodgian subsidiaries and Merrill Lynch Mortgage Lending, Inc.
10	.2.4	Note Severance Agreement, dated as of March 31, 2003, between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries.
10	.2.5	$218,217,000 Amended and Restated Promissory Note A, dated as of March 31, 2003, between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries.
10	.2.6	$5,539,275 Promissory Note B, dated as of March 31, 2003, between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries.
10	.3.1	Mezzanine Loan Agreement, dated as of November 25, 2002, by and between Impac Hotel Group Mezzanine, LLC, Servico Operations Mezzanine, LLC, Lodgian Financing Mezzanine, LLC, Island Motel Enterprises, Inc. and Penmoco, Inc. and Merrill Lynch Mortgage Lending, Inc.
10	.3.2	Promissory Note, in original amount of $78,671,201, dated as of November 25, 2002, between Impac Hotel Group Mezzanine, LLC, Servico Operations Mezzanine, LLC, Lodgian Financing Mezzanine, LLC, Island Motel Enterprises, Inc., Penmoco, Inc. and Merrill Lynch Mortgage Lending, Inc.
10	.3.3	Guaranty of Resource Obligations, dated as of November 25, 2002, by Lodgian, Inc. and Merrill Lynch Mortgage Lending, Inc.
10	.3.4	Modification of Loan Agreement and Other Loan Documents, dated as of March 31, 2003, by and between Impac Hotel Group Mezzanine, LLC, Servico Operations Mezzanine, LLC, Lodgian Financing Mezzanine, LLC, Island Motel Enterprises, Inc., Penmoco, Inc. and Merrill Lynch Mortgage Lending, Inc.
10	.3.5	$84,080,526 Amended, Restated and Consolidated Mezzanine Note, dated as of March 31, 2003, by certain Lodgian, Inc. subsidiaries and Merrill Lynch Mortgage Lending, Inc.
10	.3.6	Assignment and Assumption Agreement, dated as of March 31, 2003, by and among the Assignors thereto and certain Lodgian, Inc. subsidiaries.
10	.4.1	Loan Agreement, dated as of May 22, 2003, between Lehman Brothers Holdings Inc. and certain Lodgian subsidiaries.
10	.4.2	$80,000,000 Consolidated, Amended and Restated Mortgage Note, dated as of May 22, 2003, made by certain Lodgian subsidiaries and Lehman Brothers Holdings Inc.
10	.4.3	$5,000,000 GAP Mortgage Note, dated as of May 22, 2003, made by certain Lodgian subsidiaries and Lehman Brothers Holdings Inc.
10	.4.4	Principal’s Agreement, dated as of May 22, 2003, by Lodgian, Inc. to and for the benefit of Lehman Brothers Holdings Inc.

Exhibit
Number		Description

10	.4.5	Security Agreement and LockBox Agreement, dated as of May 22, 2003, by Lodgian, Inc., Lehman Brothers Holdings Inc. and Trimont Real Estate Advisor’s, Inc.
10	.4.6	First Amendment to Loan Documents, dated as of November 11, 2003, among certain Lodgian, Inc. subsidiaries, Lodgian, Inc., as Guarantor, and Lehman Brothers Holdings Inc.
10.5		2002 Stock Incentive Plan of Lodgian, Inc.
10.6		Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002
10.7		First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated November 5, 2002
10.8		Order Confirming the First Amended Joint Plan of Reorganization of Lodgian, Inc., et al., issued on November 5, 2002 by the United States Bankruptcy Court for the Southern District of New York
10.9		Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A.
10.10		Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A.
10.11		Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto.
10.12		Employment Agreement with W. Thomas Parrington, dated as of December 18, 2003.
10	.13.1	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotel III, LLC. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code
10	.13.2	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code
10	.13.3	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code
10	.13.4	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code
10	.14.1	Lease Agreement, dated as of April 7, 1997, by and between CSB-Georgia Limited Partnership and Impac Hotel Group, L.L.C.
10	.14.2	First Amendment to Lease Agreement, dated as of May 8, 1998, by and between Cousins LORET Venture, L.L.C. and Impac Hotel Group, L.L.C.
10	.14.3	Second Amendment to Lease Agreement, dated as of June 7, 2000, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc.
10	.14.4	Third Amendment to Lease Agreement, dated as of April 1, 2002, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc.
10	.14.5	Fourth Amendment to Lease Agreement, dated as of April 28, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc.
10	.14.6	Fifth Amendment to Lease Agreement, dated as of December 23, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc.
21.1		Subsidiaries of Lodgian, Inc.
31.1		Sarbanes-Oxley Section 302 Certification by the CEO
31.2		Sarbanes-Oxley Section 302 Certification by the CFO
32		Sarbanes-Oxley Section 906 Certification by the CEO and CFO