Form 10-Q
period 2004-03-31
LODGIAN INC
filed 2004-05-14
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer as defined by section 12-b-2 of the Act.     Yes ☐          No ☑

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 5, 2004

Common	2,304,121

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

	(Unaudited in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,662	$10,897
Cash, restricted	7,447	7,084
Accounts receivable (net of allowances: 2004 — $730; 2003 — $689)	11,483	8,169
Inventories	5,666	5,609
Prepaid expenses and other current assets	16,670	17,068
Assets held for sale	55,788	68,567

Total current assets	109,716	117,394
Property and equipment, net	561,461	563,818
Deposits for capital expenditures	13,577	15,782
Other assets, net	11,039	12,180

	$695,793	$709,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,456	$7,131
Other accrued liabilities	32,401	31,432
Advance deposits	3,133	1,882
Current portion of long-term debt	18,971	16,563
Liabilities related to assets held for sale	47,340	57,948

Total current liabilities	109,301	114,956
Long-term debt:
12.25% Cumulative preferred shares subject to mandatory redemption	146,462	142,177
Long-term obligations	404,044	409,115

Total long-term debt	550,506	551,292

Total liabilities	659,807	666,248
Minority interests	2,467	2,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 30,000,000 shares authorized; 2,333,832 and 2,333,591 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	23	23
Additional paid-in capital	89,878	89,874
Unearned stock compensation	(458)	(508)
Accumulated deficit	(57,193)	(50,107)
Accumulated other comprehensive income	1,269	1,324

Total stockholders’ equity	33,519	40,606

	$695,793	$709,174

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31, 2004	March 31, 2003

	(Unaudited in thousands, except
	per share data)
Revenues:
Rooms	$57,563	$53,914
Food and beverage	16,488	16,607
Other	2,754	2,858

	76,805	73,379

Operating expenses:
Direct:
Rooms	16,018	15,363
Food and beverage	11,534	11,734
Other	1,972	1,938

	29,524	29,035

	47,281	44,344
Other operating expenses:
General, administrative and other	34,236	35,106
Depreciation and amortization	6,805	7,422

Other operating expenses	41,041	42,528

	6,240	1,816
Other income (expenses):
Interest income and other	43	83
Interest expense:
Preferred stock dividend	(4,285)	—
Other interest expense (contractual interest: $8.2 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively)	(8,159)	(6,279)

Loss before income taxes, reorganization items and minority interests	(6,161)	(4,380)
Reorganization items	—	(1,237)

Loss before income taxes and minority interest	(6,161)	(5,617)
Minority interests	(147)	(148)

Loss before income taxes — continuing operations	(6,308)	(5,765)
Provision for income taxes — continuing operations	(76)	(76)

Loss — continuing operations	(6,384)	(5,841)

Discontinued operations:
Loss from discontinued operations before income taxes	(702)	(3,243)
Income tax provision	—	—

Loss from discontinued operations	(702)	(3,243)

Net loss	(7,086)	(9,084)
Preferred stock dividend	—	(3,776)

Net loss attributable to common stock	$(7,086)	$(12,860)

Basic and diluted loss per common share:
Net loss attributable to common stock	$(3.04)	$(5.51)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Unearned		Other	Total
			Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss (Net of Tax)	Equity

	(In thousands, except share data)
Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	$40,606
Amortization of unearned stock compensation	—	—	—	50	—	—	50
Exercise of stock options	241	—	4	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	(7,086)	—	(7,086)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	(55)	(55)

Total comprehensive loss		—	—	—	—	—	(7,141)

Balance March 31, 2004	2,333,832	$23	$89,878	$(458)	$(57,193)	$1,269	$33,519

The comprehensive loss for the three months ended March 31, 2003 was $8.7 million.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2004	2003

	(Unaudited in
	thousands)
Operating activities:
Net loss	$(7,086)	$(9,084)
Less: loss from discontinued operations	702	3,243

Loss — continuing operations	(6,384)	(5,841)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,805	7,422
Amortization of unearned stock compensation	50	—
Preferred stock dividends	4,285	—
Minority interests	147	148
Write-off and amortization of deferred financing costs	1,457	594
Other	209	184
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,314)	(2,275)
Inventories	(57)	20
Prepaid expenses, other assets and restricted cash	422	10,833
Accounts payable	594	(55)
Other accrued liabilities	2,894	(3,508)
Advance deposits	1,251	1,062

Net cash provided by operating activities from continuing operations	8,359	8,584
Net cash used in operating activities from discontinued operations	(2,246)	(2,269)

Net cash provided by operating activities	6,113	6,315

Investing activities:
Capital improvements	(5,001)	(10,309)
Net proceeds from disposition of discontinued operations	13,983	—
Withdrawals of deposits for capital expenditures	2,205	6,176
Other	(42)	(357)

Net cash provided by (used in) investing activities	11,145	(4,490)

Financing activities:
Proceeds from exercise of stock options	4	—
Principal payments on long-term debt	(14,936)	(2,396)
Payments of deferred financing costs	(561)	(352)

Net cash used in financing activities	(15,493)	(2,748)

Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	1,765	(923)
Cash and cash equivalents at beginning of period	10,897	10,875

	$12,662	$9,952

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$7,561	$6,432
Interest capitalized	75	216
Income taxes, net of refunds	234	—
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase (decrease)	44	(15,922)
Issuance of promissory notes as consideration for taxation liabilities	2,369	—

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Throughout this Form 10-Q, we will use the terms Lodgian, “we”, “our”, and “us”, to refer to Lodgian, Inc. and unless the context otherwise requires or expressly states, our subsidiaries).

1.	Business Summary

      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn” and “Marriott.” As of May 10, 2004, we operated 88 hotels with an aggregate of 16,627 rooms, located in 30 states and Canada. Of the 88 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while 10 hotels, with an aggregate of 2,279 rooms, are held for sale. Our portfolio of 88 hotels consists of:

•	83 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

      We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a non-controlling equity interest and which we account for under the equity method.

      Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of May 10, 2004, we operated all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 60 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operated 15 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott brands. We operate another 10 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

2.	General

      Our condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian, Inc. has a controlling financial interest (owns a 50% or greater voting equity interest and exercises control). We believe we have control of the joint ventures when we manage and have control of the joint ventures’ assets and operations. We report the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest. We include in other assets our investment in the hotel in which we hold a minority interest and which we account for under the equity method. We report our share of the income or loss of this minority-owned hotel as part of interest income and other. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accounting policies which we follow for quarterly financial reporting are the same as those which we disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2003.

      During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Between November 1, 2003 and May 10, 2004, we sold the office building and nine of the nineteen hotels. As of May 10, 2004, our portfolio consisted of 88 hotels, 78 of which represent our continuing portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate).

      In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2004, the results of our operations for the three months ended March 31, 2004 and 2003 and our cash flows for the three months ended March 31, 2004 and 2003. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      As we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), we reclassify certain prior period amounts to conform to the current period’s presentation. We also make estimates and assumptions which affect:

•	the reported amounts of assets and liabilities;

•	the reported amounts of revenues and expenses during the reporting period; and

•	the disclosures of contingent assets and liabilities at the date of our financial statements.

      Our actual results could differ from our estimates.

Reverse Stock Split

      On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants and stock options. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

      Fractional shares which resulted from the reverse stock split are payable in cash. Each holder of a fractional share of common stock after the effective date of the reverse split has been or will be paid cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

      All amounts for common stock, warrants, stock options, and all earnings per share computations have been retroactively adjusted to reflect this change in our capital structure.

3.	Stock-based Compensation

      As disclosed in Note 2 above, on April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). All stock option disclosures below have been retroactively adjusted to reflect the reverse stock split.

      As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, on November 25, 2002, we adopted a new stock incentive plan which replaced the Option Plan previously in place. In accordance with the Stock Incentive Plan, we can grant awards to acquire up to 353,333 shares of common stock to our directors, officers, or other key employees or consultants as determined by a committee appointed by our Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. We cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the Committee. At our 2004 annual meeting, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event we consummate a firm commitment, underwritten public offering of our common stock, by an additional amount to be determined pursuant to a formula.

      We present below a summary of our stock option plan and the restricted stock units activity under the plan for the three months ended March 31, 2004:

		Weighted Average
	Options	Exercise Price

Balance, December 31, 2003	157,529	$13.92
Exercised	(241)	15.21
Forfeited	(3,164)	15.21

Balance, March 31, 2004	154,124	$13.91

Restricted
Stock Units

Balance, December 31, 2003	66,666
Issued	—
Forfeited	—

Balance, March 31, 2004	66,666 (1)

(1)	At March 31, 2004, none of the restricted stock had vested.

      In the following table, we summarize information for options outstanding and exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of Prices	Number	Remaining Life (in Years)	Exercise Prices	Number	Exercise Prices

$9.00 to $10.50	33,333	9.3	$9.00	—	$9.00
$10.53 to $15.21	113,625	9.4	$15.21	37,924	$15.21
$15.24 to $15.66	7,166	9.5	$15.66	2,389	$15.66

	154,124	9.4	$13.89	40,313	$15.24

      We account for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, if the exercise price of our employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS No. 148) compensation cost is measured at the grant date based on the estimated value of the award and is recognized over the service (or vesting) period. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the compensation cost of our Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	Three Months Ended

	March 31, 2004	March 31, 2003(1)

Loss — continuing operations
As reported	$(6,384)	$(5,841)
Pro forma	(6,509)	(5,841)
Loss from discontinued operations, net of taxes
As reported	(702)	(3,243)
Pro forma	(702)	(3,243)
Net loss:
As reported	(7,086)	(9,084)
Pro forma	(7,211)	(9,084)
Net loss attributable to common stock
As reported	(7,086)	(12,860)
Pro forma	(7,211)	(12,860)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(6,384)	(9,617)
Pro forma	(6,509)	(9,617)
Basic and diluted loss per common share:
Loss — continuing operations
As reported	$(2.74)	$(2.50)
Pro forma	(2.78)	(2.50)
Loss from discontinued operations, net of taxes
As reported	(0.30)	(1.39)
Pro forma	(0.30)	(1.39)
Net loss
As reported	(3.04)	(3.89)
Pro forma	(3.08)	(3.89)
Net loss attributable to common stock
As reported	(3.04)	(5.51)
Pro forma	(3.08)	(5.51)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(2.74)	(4.12)
Pro forma	(2.78)	(4.12)

(1)	There were no options outstanding between January 1, 2003 and March 31, 2003.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

      As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy, and in our efforts to reduce debt and interest costs. Between November 1, 2003 and May 10, 2004, we sold nine of the nineteen hotels and the office building for an aggregate sales price of $48.3 million. From the sale of these assets, we paid down debt of approximately $35.5 million.

      In accordance with SFAS No. 144, we have included the assets sold during 2003 and 2004 as well as the assets held for sale at March 31, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at March 31, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three months ended March 31, 2004, we recorded impairment charges of $2.2 million on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

      At March 31, 2004, 13 hotels and three land parcels were held for sale. At December 31, 2003, 18 hotels and three land parcels were held for sale. The following condensed combined table summarizes the assets and liabilities relating to the properties identified as held for sale as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

	(Unaudited in thousands)
ASSETS
Accounts receivable, net of allowances	$1,066	$1,252
Inventories	1,076	1,377
Prepaid expenses and other current assets	1,733	1,039
Property and equipment, net	49,582	61,624
Other assets	2,331	3,275

	$55,788	$68,567

LIABILITIES
Accounts payable	$1,199	$1,234
Other accrued liabilities	2,276	3,120
Advance deposits	571	390
Current portion of long-term debt	567	771
Long-term debt	42,727	52,433

Total liabilities	$47,340	$57,948

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The condensed combined results of operations of the properties classified as Discontinued Operations as of March 31, 2004 were as follows:

	Three Months Ended

	March 31,	March 31,
	2004	2003

	(Unaudited in
	thousands)
Revenues:
Rooms	$7,944	$9,134
Food and beverage	2,318	2,359
Other	478	793

	10,740	12,286

Operating expenses:
Direct:
Rooms	2,696	3,196
Food and beverage	1,834	2,028
Other	385	598

	4,915	5,822

	5,825	6,464
Other operating expenses:
General, administrative and other	6,063	7,750
Depreciation and amortization	133	1,447
Impairment of long-lived assets	2,153	—

Other operating expenses	8,349	9,197

	(2,524)	(2,733)
Interest expense	(1,185)	(510)
Gain on asset dispositions	3,007	—

Loss before income taxes	(702)	(3,243)
Provision for income taxes	—	—

Net loss	$(702)	$(3,243)

5.	Cash, Restricted

      Our restricted cash as of March 31, 2004 consists of amounts reserved for letter of credit collateral, a deposit required by our bankers and cash reserved pursuant to certain loan agreements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended

	March 31,	March 31,
	2004	2003

	(Unaudited in
	thousands, except per
	share data)
Basic and diluted loss per share:
Numerator:
Loss — continuing operations	$(6,384)	$(5,841)
Loss from discontinued operations, net of taxes	(702)	(3,243)

Net loss	(7,086)	(9,084)
Preferred stock dividend	—	(3,776)

Net loss attributable to common stock	(7,086)	(12,860)

Loss — continuing operations	(6,384)	(5,841)
Preferred stock dividend	—	(3,776)

Loss from continuing operations attributable to common stock before discontinued operations	$(6,384)	$(9,617)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	2,334	2,333

Basic and diluted loss per common share:
Loss — continuing operations	$(2.74)	$(2.50)
Loss from discontinued operations, net of taxes	(0.30)	(1.39)

Net loss	(3.04)	(3.89)

Net loss attributable to common stock	(3.04)	(5.51)

Loss from continuing operations attributable to common stock before discontinued operations	$(2.74)	$(4.12)

      We did not include the shares associated with the assumed conversion of the restricted stock units (66,666 shares) or the exercise of stock options (options to acquire 154,124 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the period ended March 31, 2004 because their inclusion would have been antidilutive. We did not include the shares associated with the exercise of the A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the period ended March 31, 2003 because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Accrued Liabilities

      At March 31, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

	March 31, 2004	December 31, 2003

	(Unaudited in thousands)
Salaries and related costs	$17,760	$16,211
Property and sales taxes	10,950	9,427
Professional fees	420	570
Provision for state income taxes	320	2,361
Franchise fee accrual	1,667	1,115
Accrued interest	491	526
Accrual for allowed claims	179	186
Other	614	1,036

	$32,401	$31,432

8.	Debt

      Substantially all of our property and equipment are pledged as collateral for long-term obligations. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at March 31, 2004 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

		March 31, 2004

	Number	Property, Plant	Debt	Interest
	of Hotels	and Equipment, net	Obligations	Rates

		(1)	(1)

		(Unaudited in thousands)
Exit financing
Merrill Lynch Mortgage Lending, Inc. — Senior			$210,160	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			81,010	LIBOR plus 8.79%

Merrill Lynch Mortgage Lending, Inc. — Total	53	$391,249	291,170
Computershare Trust Company of Canada	1	13,874	7,391	7.88%
Lehman financing
Lehman Brothers Holdings, Inc.	15	65,141	71,071	Higher of LIBOR plus 5.25% or 7.25%
Other financing
Column Financial, Inc.	9	61,505	26,761	10.59%
Lehman Brothers Holdings, Inc.	5	37,976	23,292	$16,414 at 9.40%; $6,878 at 8.90%
JP Morgan Chase Bank	2	8,806	10,516	7.25%
DDL Kinser	1	3,166	2,360	8.25%
First Union Bank	1	4,353	3,345	9.38%
Column Financial, Inc.	1	7,762	8,847	9.45%

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March 31, 2004

	Number	Property, Plant	Debt	Interest
	of Hotels	and Equipment, net	Obligations	Rates

		(1)	(1)

		(Unaudited in thousands)
Column Financial, Inc.	1	6,082	3,173	10.74%
Robb Evans, Trustee	1 21	6,661 136,311	6,958 85,252	Prime plus 4.00%
Total — other financing	90	606,575	454,884	6.4%(2)
Long-term debt — other	—	—	4,288
Deferred interest — long-term
Deferred rent on a long-term ground lease	—	—	2,549
Tax notes issued pursuant to our Joint Plan of Reorganization	— —	— —	4,014 574
Other	—	—	11,425
	—	4,468	—
Property, plant and equipment — other	90	611,043	466,309
	(13)	(49,582)	(43,294)
Held for sale	77	$561,461	$423,015
Total March 31, 2004

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.4% in the table above represents our annual weighted average cost of debt at March 31, 2004.

Exit Financing

      The Merrill Lynch Mortgage senior and mezzanine debt agreements provide that when either (i) the debt yield for the trailing 12-month period is below 13.25% during year ending November 2004 (and if the loan is extended, 13.50%, 13.75% and 14.00% during each of the next three years of the loan, respectively) or (ii) the debt service coverage ratio is below 1.20x, excess cash flows produced by the mortgaged hotels (after payment of operating expenses, management fees, required reserves, loan service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of aggregate outstanding borrowings, capital expenditures reasonably approved by the lender, and up to an aggregate of $3.0 million of scheduled principal and interest payments due under these agreements. Funds would no longer be deposited into the restricted cash account if the debt yield and the debt service coverage ratio are sustained above the minimum requirements for three consecutive months. On March 31, 2003, the debt yield for the hotels securing the debt fell below the then applicable 12.75% minimum threshold and, therefore, the excess cash flow produced by the hotels securing the debt was retained in the restricted cash account starting on May 1, 2003. Between the inception date of the loan and May 10, 2004, $9.1 million was released from the restricted cash account for capital expenditures and scheduled interest and principal payments. As of May 10, 2004, $3.4 million was being retained in the restricted cash account. At March 31, 2004, the debt yield and debt service coverage ratios remained below the minimum requirements. Further, the mezzanine debt agreement with Merrill Lynch Mortgage requires that we maintain a minimum net worth of at least $10.0 million which we currently meet.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financings

      On September 30, 2003, first mortgage debt of approximately $7.0 million of MHA became due. We own 60% of MHA, and MHA’s sole asset is the Crowne Plaza Hotel in Macon, Georgia. The lender initially agreed to extend the term of the debt to December 31, 2003, and then to June 30, 2004, while we explore alternative financing opportunities. We have escrowed foreclosure documents that will allow the lender to foreclose on the property on June 30, 2004 if we have not repaid the mortgage debt by that date. There can be no assurance that we will complete a refinancing on or before the due date or that the lender will grant further extensions. If we are not able to refinance the debt and the lender does not grant further extensions, the property would be subject to foreclosure. A foreclosure on the property would constitute a default of the franchise agreement; therefore, we may be liable for $0.9 million in liquidated damages under the franchise agreement. Total revenues for this hotel were $1.4 million for the three months ended March 31, 2004 and also for the three months ended March 31, 2003. The debt of approximately $7.0 million is included in the current portion of long-term debt in our consolidated balance sheet as of March 31, 2004.

9.	Commitments and Contingencies

Franchise Agreement and Capital Expenditures

      We benefit from the superior brand qualities of the Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands, including the reputation of these brands, reservation bookings through their central reservation systems, global distribution systems, guest loyalty program and brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 30% of our total reservations.

      To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 10 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate a hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 3.0% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.0% of gross room revenues and reservation system fees generally range from 1.0% to 2.0% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees and reservation fees for the various brands under which we operate our hotels range from 5.0% to 12.0% of gross room revenues.

      These costs vary with revenues and are not fixed commitments. Franchise fees incurred for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended

	March 31, 2004	March 31, 2003

	(Unaudited in thousands)
Continuing operations	$5,250	$4,780
Discontinued operations	588	725

	$5,838	$5,505

      During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms, for example, the terms of 5, 13 and 9 of our franchise agreements are scheduled to expire in 2004, 2005, and 2006, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues.

      If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements which could materially and adversely affect us. Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation.

      As of May 10, 2004, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional three hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $3.8 million) to cure the alleged defaults prior to the specified termination dates or be granted additional time in which to cure any defaults. We are not aware of any other instances of non-compliance with our franchise agreements.

      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of May 10, 2004, we have not completed the required capital expenditures for 32 hotels in accordance with the stipulations and estimate that completing those improvements will cost $24.6 million. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement.

      We believe that we will cure the non-compliance and defaults on these hotels before the applicable termination dates, but we cannot provide assurance that we will be able to do so or that we will be able to obtain additional time in which to do so. If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures.

      To comply with the requirements of our franchisors and to improve our competitive position in the individual markets, we plan to enhance our capital improvement program in 2004.

Letters of Credit

      As of March 31, 2004, we had issued two irrevocable letters of credit totaling $3.6 million as guarantees to Zurich American Insurance Company and Donlen Fleet Management Services. These letters of credit will expire in November 2004 but may require renewal beyond that date. All letters of credit are fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets).

Self-insurance

      We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively impacted.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2004, and December 31, 2003, we had approximately $10.3 million and $10.0 million accrued for these liabilities, respectively.

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

Litigation

      From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for in our plans of reorganization, which in the case of the Joint Plan of Reorganization, consists of our securities, and in the case of the Impac Plan of Reorganization, consists of $0.1 million of cash as of March 31, 2004. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

10.	New Accounting Pronouncements

      On July 1, 2003, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, we reclassified the Preferred Stock to the liability section of the consolidated balance sheet and began presenting the related dividends in interest expense. Prior to the adoption of SFAS No. 150, we presented the Preferred Stock between liabilities and equity in our consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on our results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified. Thus the Preferred Stock dividend for the three months ended March 31, 2004 of $4.3 million is presented as part of interest expense while the Preferred Stock dividend for the three months ended March 31, 2003 of $3.8 million is presented as a deduction from retained earnings.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were required to adopt the provisions of FIN 46R relating to any interests in special-purpose entities (SPEs) as of December 31, 2003. In addition, during the first quarter of 2004, we were required to apply the provisions of FIN 46R to any other entities falling within its scope. The adoption of FIN 46 and the counterpart revision (FIN 46R) has not had and is not expected to have a material impact on our financial position and results of operations.

11.	Related Party Transactions

      Richard Cartoon, our Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business which we retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services as Chief Financial Officer, we were billed $28,000 and $52,000, including expenses, for other support and services provided by associates of Richard Cartoon, LLC for the three months ended March 31, 2004 and 2003, respectively. Richard Cartoon, LLC may continue to provide restructuring support and services in the short-term.

12.	Subsequent Events

      As previously discussed, between November 1, 2003 and May 10, 2004, we sold an office building and nine of the hotels identified for sale. One of these hotels was sold in 2003, five were sold in the first quarter of 2004 and three were sold subsequent to the first quarter 2004. Summarized below is certain financial data relating to the three hotels sold between April 1, 2004 and May 10, 2004:

(Unaudited in thousands)

Aggregate sales price	$20,678
Carrying value of property, plant and equipment at March 31, 2004	14,553
Debt paid down from sales proceeds	18,141
Total revenues for the three months ended March 31, 2004 ($2.6 million for the three months ended March 31, 2003)	2,793
Direct operating expenses for the three months ended March 31, 2004 ($1.2 million for the three months ended March 31, 2003)	1,153

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2003.

Executive Summary

      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn” and “Marriott.” As of May 10, 2004, we operated 88 hotels with an aggregate of 16,627 rooms, located in 30 states and Canada. Of the 88 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while 10 hotels, with an aggregate of 2,279 rooms, are held for sale. Our portfolio of 88 hotels consists of:

•	83 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

      We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a minority interest and which we account for on the equity method.

      During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. Between November 1, 2003 and May 10, 2004, we sold the office building and nine of the nineteen hotels. As of May 10, 2004, our portfolio consisted of 88 hotels, 78 of which represent our continuing portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).

Reverse Stock Split

      On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants and stock options. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

      Fractional shares which resulted from the reverse stock split are payable in cash. Each holder of a fractional share of common stock after the effective date of the reverse split has been or will be paid cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

      All share disclosures, warrants, stock options and earnings per share computations have been retroactively adjusted to reflect this change in our capital structure.

Operating Summary

      Below is a summary of our results of operations, which are presented in more detail in “Results of Operations — Continuing Operations”:

•	Revenues increased as a result of an increase in leisure and business travel as the hospitality industry and the economy showed signs of recovery in the first quarter 2004. In addition, some of our hotels which were undergoing renovation in the first quarter 2003 experienced improved occupancy levels with the completion of renovation activities.

•	Operating expenses including direct hotel operating expenses, decreased approximately $1.0 million in the first quarter 2004 as compared to the first quarter 2003. Our hotels were negatively affected by increased benefit costs for 401k, worker’s compensation, union costs, group medical and state unemployment rate increases, higher utilities, advertising and repairs and maintenance costs. The hotels, however, benefited from stabilization in the insurance premium markets, successful appeals on property tax assessments, an adjustment to the additional base rent calculation for one hotel and reduced corporate overhead costs primarily due to reduced post emergence bankruptcy costs. Depreciation and amortization charges also decreased due to a reduced asset base as a result of impairment charges recorded after the first quarter of 2003.

•	Interest expense increased as a result of the Lehman Financing received in May 2003. This financing replaced debt on which we were not required to pay interest while the hotels collateralizing the debt were in Chapter 11.

•	Net loss attributable to common stock was $7.1 million for the first quarter 2004 and $12.9 million for the first quarter 2003.

Summary of Discontinued Operations

      As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. Between November 1, 2003 and May 10, 2004, we sold nine of the nineteen hotels and the office building. Summarized below is certain financial data related to the nine hotels and one office building sold between November 1, 2003 and May 10, 2004:

(Unaudited in thousands)

Aggregate sales price	$48,263
Debt pay down (principal only)	35,513
Total revenues for the year ended December 31, 2003	23,755
Direct operating expenses for the year ended December 31, 2003	10,779

      In accordance with SFAS No. 144, we have included the assets sold during 2003 and 2004 as well as the assets held for sale at March 31, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at March 31, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three months ended March 31, 2004, we recorded impairment charges of $2.2 million on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

      While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.

      The results of operations of the other 77 hotels that we consolidate in our financial statements are reported in continuing operations. Our continuing operations reflect the results of operations of those hotels which we plan to retain in our portfolio for the foreseeable future.

Critical Accounting Policies and Estimates

      Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Also, our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, and we believe no changes have occurred.

Income Statement Overview

      The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the 77 consolidated hotels which we plan to retain in our portfolio for the foreseeable future, for the three months ended March 31, 2004 with the results of operations for the three months ended March 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a general description of the categorization of our revenues and expenses.

Results of Operations — Continuing Operations

First Quarter 2004 Compared to First Quarter 2003

Revenues — Continuing Operations

	Three Months Ended

	March 31, 2004	March 31, 2003	Increase (Decrease)

Revenues (unaudited in thousands):
Rooms	$57,563	$53,914	$3,649	6.8%
Food and beverage	16,488	16,607	(119)	(0.7)%
Other	2,754	2,858	(104)	(3.6)%

Total revenues	$76,805	$73,379	$3,426	4.7%

Occupancy	59.2%	56.8%		4.3%
ADR	$75.74	$74.78	$0.96	1.3%
RevPAR	$44.84	$42.45	$2.39	5.6%

      The 6.8% increase in room revenues is a result of a 5.6% increase in RevPAR and the impact of the leap year. RevPAR increased as a result of a 4.3% increase in occupancy and a 1.3% increase in ADR. The increase in occupancy reflects an increase in both leisure and business travel in the first quarter 2004 as the economy strengthened. In addition, some of our hotels which were undergoing renovation during 2003 have now begun to realize a benefit from the renovations as well as the recovery in the economy. Some of our hotels are still being renovated or are in need of renovation and are therefore not achieving their full earning potential. As we renovate these hotels, we expect to see further improvements in occupancy which we believe should lead to improvements in room rates if business and leisure travel continue to improve.

      Food and beverage revenues were negatively affected by a reduction in group banquet and catering functions. Other revenues declined by 3.6% and were affected by a 21.8% decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed Internet access at some of our hotels. The reduction in telephone revenues was, however, offset by a 3.2% increase in other revenue activities such as in-room movies, parking services, laundry services and vending machine commission and sales, which increased as a result of the increase in hotel occupancy.

      To assist us in isolating the temporary effects on hotels which have undergone major change or are undergoing change, we have identified a group of hotels as “stabilized hotels.” Stabilized hotels are those hotels included in our portfolio on March 31, 2004 which:

•	Were not held for sale;

•	Were not undergoing major renovation during 2003 or 2004 (we consider a major renovation to be a renovation which in the aggregate exceeded $5,000 per room); or

•	Were not subject to brand changes during 2003 or 2004.

      The table below presents data on our stabilized hotels:

	Three Months Ended
			% Increase
	March 31, 2004	March 31, 2003	(Decrease)

Number of stabilized hotels	63	63
Number of rooms	11,558	11,558
Occupancy	58.7%	57.2%	2.6%
ADR	$74.43	$73.29	1.6%
RevPAR	$43.66	$41.91	4.2%

      Of the 14 hotels included in continuing operations that are not considered stabilized hotels, 3 hotels went from independent to branded hotels and saw increases in occupancy ranging from 29.5% to 75.0% as compared to the first quarter 2003. Additionally, 4 hotels underwent renovations in 2003 that contributed to increases in occupancy ranging from 15.4% to 54.8% as compared to the first quarter 2003. These hotels helped drive the occupancy results for our hotels classified in continuing operations. As a result, the occupancy increase for our continuing operations group of hotels was stronger than the stabilized group of hotels, some of which are still in need of renovation.

      The 1.6% increase in ADR for our stabilized hotels compared to the 1.3% increase for our hotels classified in continuing operations was primarily due to an improved exchange rate between the U.S. and Canadian dollar, which enabled our Canadian hotel to report an increase in ADR of 13%.

Direct operating expenses — Continuing Operations

	Three Months Ended
			Increase
	March 31, 2004	March 31, 2003	(Decrease)

	(Unaudited in thousands)
Direct operating expenses:
Rooms	$16,018	$15,363	$655	4.3%
Food and beverage	11,534	11,734	(200)	(1.7)%
Other	1,972	1,938	34	1.8%

	$29,524	$29,035	$489	1.7%

% of total revenues	38.4%	39.6%

      Rooms expenses, which vary with room revenues, were higher due to increased revenues. However, room expenses did not increase proportionately as room revenues increased due to the moderating effect of the fixed portion of our room expenses. Room expenses as a percentage of room revenues for the first quarter 2004 were 27.8% as compared to 28.5% for the first quarter 2003. Payroll and related benefits, on an actual cost per occupied room basis, were $13.48 for the first quarter 2004 as compared to $13.86 for the first quarter 2003. Other room expenses, on an actual cost per occupied room basis, increased from

$7.45 in the first quarter 2003 to $7.59 for the first quarter 2004 primarily driven by increases in guest loyalty programs and credit card commissions.

      Although food and beverage revenues fell by 0.7%, food and beverage department expenses declined 1.7% in the first quarter 2004 compared with the first quarter 2003. Food and beverage costs as a percentage of revenues were lower in the first quarter 2004 as a result of our improved purchasing program and stronger inventory controls.

      Other direct operating expenses include telephone service expenses and the costs of providing ancillary services to our guests such as in-room movies, parking, laundry and vending machine sales. Other direct operating expenses for the first quarter 2004 increased 1.8% as compared to the first quarter 2003 while other revenues declined 3.6%. Telephone expenses for the first quarter 2004 declined 11.3% as compared to first quarter 2003 while ancillary service costs for the first quarter 2004 increased 8.5% as compared to first quarter 2003 primarily due to a 27.6% increase in movie costs.

Other operating expenses — Continuing Operations

	Three Months Ended
			Increase
	March 31, 2004	March 31, 2003	(Decrease)

	(Unaudited in thousands)
Other operating expenses:
General, administrative and other	$34,236	$35,106	$(870)	(2.5)%
Depreciation and amortization	6,805	7,422	(617)	(8.3)%

	$41,041	$42,528	$(1,487)	(3.5)%

% of total revenues	53.4%	58.0%

      Included in general, administrative and other are the following categories of expenses:

•	Hotel operating costs;

•	Property and other taxes, insurance, leases; and

•	Corporate expenses.

      The hotel operating cost component of general, administrative and other increased due to the following:

•	Hotel administration costs increased $0.2 million, primarily as a result of salary and employee benefit increases;

•	Advertising and promotion costs increased $0.4 million, also primarily due to salary and employee benefit increases;

•	Franchise fees increased $0.5 million as a result of the increase in revenues as substantially all franchise fees are revenue-based;

•	Repairs and maintenance costs increased $0.3 million primarily as a result of our continuing preventative maintenance program and maintenance costs related to our renovation projects; and

•	Utility costs increased $0.3 million as a result of rate and consumption increases.

      Property and other taxes, insurance and leases fell as a result of stabilization in the insurance markets and improved loss experience, successful appeals related to property tax assessments, and an adjustment for the recalculation of additional base rent on one of our hotels.

      Corporate expenses fell as a result of the significant reduction in post-emergence legal, professional and other costs related to the Chapter 11 proceedings. For the first quarter 2004, these costs totaled $0.2 million compared to $2.2 million for the first quarter 2003 (not including the $1.2 million of reorganization items).

      Depreciation and amortization expense declined as a result of our reduced asset base on the continuing operations hotels. The asset base on these hotels fell as a result of $12.7 million of impairment charges recorded after the first quarter 2003 on assets held for use.

Non-operating income (expenses) — Continuing Operations

	Three Months Ended

	March 31, 2004	March 31, 2003	Increase (Decrease)

	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$43	$83	$(40)	(48.2)%
Interest expense:
Preferred stock dividend	(4,285)	—	4,285	n/m
Other interest expense	(8,159)	(6,279)	1,880	29.9%
Reorganization items	—	(1,237)	(1,237)	(100.0)%
Minority interests	(147)	(148)	(1)	(0.7)%

      The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the period January 1, 2004 to March 31, 2004 totaled $4.3 million. In accordance with SFAS No. 150 effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $4.3 million dividend accrued for the period January 1, 2004 to March 31, 2004 is reported in interest expense while the $3.8 million dividend accrued for the period January 1, 2003 to March 31, 2003 is shown as a deduction from retained earnings.

      Other interest expense for the first quarter 2004 increased primarily as result of costs associated with the Lehman Financing obtained in May 2003. Though the Lehman Financing replaced previous debt, we paid no interest during the first quarter 2003 on the debt which it replaced, as approved by the Bankruptcy Court. In addition, included in other interest expense for the first quarter 2004 and 2003 are amortization of loan fees of $1.5 and $0.6 million, respectively. The increase in amortization of loan fees is also related to the Lehman Financing.

      Reorganization items for the first quarter 2003 of $1.2 million represent Chapter 11 expenses incurred between January 1, 2003 and March 31, 2003 relating to the 18 hotels which emerged from Chapter 11 on May 22, 2003. We continue to incur expenses related to the Chapter 11 proceedings but currently report these expenses as part of general, administrative and other expenses. In accordance with generally accepted accounting principles (“GAAP”), all Chapter 11 expenses incurred in the first quarter 2003 and related to the 18 hotels were reported as reorganization items.

      Minority interests represent the third party owners’ share of the net income of the four joint ventures in which we have a controlling equity interest. The aggregate results of these joint ventures for the first quarter 2004 were similar to the results for the first quarter 2003 and hence our share of the joint ventures’ income for the first quarter 2004 was flat compared to the first quarter 2003.

Results of Operations — Discontinued Operations

      Discontinued operations the include results of operations for both assets sold during the reporting period and assets that have been identified for sale. Consequently, the 13 hotels and three land parcels which were held for sale at March 31, 2004, as well as the 15 hotels and the office building that were disposed of between January 1, 2003 and March 31, 2004, are included in discontinued operations. We present the current quarter’s results of these hotels as discontinued operations as well as the comparative results for the prior quarter.

      Set forth below are the condensed combined statement of operations for the properties classified as discontinued operations:

	Three Months Ended

	March 31,	March 31,	Increase
	2004	2003*	(Decrease)

	(Unaudited in thousands)
Revenues:
Rooms	$7,944	$9,134	$(1,190)
Food and beverage	2,318	2,359	(41)
Other	478	793	(315)

	10,740	12,286	(1,546)

Operating expenses:
Direct:
Rooms	2,696	3,196	(500)
Food and beverage	1,834	2,028	(194)
Other	385	598	(213)

	4,915	5,822	(907)

	5,825	6,464	(639)

Other operating expenses:
General, administrative and other	6,063	7,750	(1,687)
Depreciation and amortization	133	1,447	(1,314)
Impairment of long-lived assets	2,153	—	2,153

Other operating expenses	8,349	9,197	(848)

	(2,524)	(2,733)	209
Other income (expense):
Interest expense	(1,185)	(510)	(675)
Gain on asset dispositions	3,007	—	3,007

Loss before income taxes	(702)	(3,243)	2,541
Benefit (provision) for income taxes	—	—	—

Net loss	$(702)	$(3,243)	$2,541

*	The first quarter 2003 revenues and expenses in the table above includes de minimus amounts for the eight hotels conveyed to a lender in January 2003 and the one hotel returned to the lessor of a capital lease, also in January 2003.

     First quarter 2004 revenues and expenses reflected in discontinued operations above are not fully comparable with the first quarter 2003 revenues and expenses as a result of the following:

•	For the first quarter 2004 there are no revenues and expenses in the table for the hotel and office building sold during 2003. The hotel was sold in November 2003 and the office building was sold in December 2003. Hence, the first quarter 2003 results reflect the full quarter’s operations for these two properties. For the first quarter 2003, revenues for these two properties were $0.8 million and direct operating expenses were $0.3 million in aggregate.

•	Less than a quarter’s revenues and expenses are included in the results for the first quarter 2004 for the five hotels sold at various intervals during the quarter.

      Additionally the following factors affected the results of the hotels included in discontinued operations:

•	Depreciation on these hotels was suspended by our classification of these assets as held for sale. All nineteen hotels identified for sale during 2003 were identified subsequent to the first quarter 2003 and hence the full quarter’s depreciation would have been recorded in the first quarter 2003 with no depreciation on these assets being recorded during the first quarter 2004. Impairment charges of $2.2 million recorded in the first quarter 2004 represent the excess of the carrying values of assets held for sale over the revised estimated selling prices less estimated selling costs.

•	Interest expense increased as a result of the Lehman Financing which was executed in May 2003 and which replaced debt on which we were not required to pay interest while the related hotels were in Chapter 11.

•	The gain on asset dispositions of $3.0 million represents the gain on sale of four of the five hotels sold during the first quarter 2004.

Income taxes

      At December 31, 2003, we had available net operating loss carryforwards of approximately $270 million for federal income tax purposes, which will expire in 2004 through 2023. Under our plans of reorganization, substantial amounts of net operating loss carryforwards were utilized to offset income from debt cancellations. Also, our reorganization under Chapter 11 resulted in an ownership change, as defined in Section 382 of the Internal Revenue Code. Consequently, our ability to use the net operating loss carryforwards to offset future income is subject to certain annual limitations. Due to these and other limitations, a portion or all of these net operating loss carryforwards could expire unused. At December 31, 2003, we established a valuation allowance of $140.0 million to fully offset our net deferred tax asset.

EBITDA

      We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation and amortization are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the term of the applicable agreements. We also believe that EBITDA provides pertinent information to investors as an additional indicator of our operating performance.

      The following table presents EBITDA, a non-GAAP measure, for the first quarter 2004 and 2003 and provides a reconciliation with loss from continuing operations, a GAAP measure:

	Three Months Ended

	March 31, 2004	March 31, 2003

	(Unaudited in thousands)
Continuing operations:
Loss — continuing operations	$(6,384)	$(5,841)
Depreciation and amortization	6,805	7,422
Interest income and other	(43)	(83)
Other interest expense	8,159	6,279
Preferred stock dividends	4,285	—
Provision for income taxes — continuing operations	76	76

EBITDA	$12,898	$7,853

Loss — continuing operations is after deducting post-emergence Chapter 11 expenses, included in general, administrative and other on the consolidated statement of operations, of $0.2 million and $2.2 million for the first quarter 2004 and 2003, respectively, and is after deducting $1.2 million of reorganization expenses for the first quarter 2003.

Hotel data by market segment and region

      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at March 31, 2004, by market segment for the first quarter 2004 and the first quarter of 2003. From January 1, 2004 through May 10, 2004, we sold eight of the hotels included in the following table as part of our discontinued operations.

Combined Continuing and Discontinued Operations — 91 hotels

	Capital expenditures
	Three Months	Three Months Ended
	Ended
	March 31, 2004	March 31, 2004	March 31, 2003

	($ in thousands)
Upper Upscale
Number of properties	$447	4	4
Number of rooms		825	825
Occupancy		64.0%	61.5%
Average daily rate		$94.24	$92.50
RevPAR		$60.31	$56.90
Upscale
Number of properties	1,673	18	18
Number of rooms		3,156	3,156
Occupancy		67.2%	66.0%
Average daily rate		$88.05	$86.41
RevPAR		$59.14	$57.06
Midscale with Food & Beverage
Number of properties	2,612	55	55
Number of rooms		11,198	11,048
Occupancy		53.0%	51.5%
Average daily rate		$69.48	$68.75
RevPAR		$36.80	$35.42
Midscale without Food & Beverage
Number of properties	121	9	7
Number of rooms		1,067	833
Occupancy		57.0%	45.1%
Average daily rate		$61.27	$60.41
RevPAR		$34.95	$27.23
Independent Hotels
Number of properties	2	5	7
Number of rooms		957	1,341
Occupancy		35.1%	38.8%
Average daily rate		$87.21	$73.40
RevPAR		$30.64	$28.45
All Hotels
Number of properties	4,855	91	91
Number of rooms		17,203	17,203
Occupancy		55.4%	53.4%
Average daily rate		$75.09	$73.99
RevPAR		$41.57	$39.48

Continuing Operations — 78 hotels

	Capital Expenditures
	Three Months	Three Months Ended
	Ended
	March 31, 2004	March 31, 2004	March 31, 2003

	($ in thousands)
Upper Upscale
Number of properties	$447	4	4
Number of rooms		825	825
Occupancy		64.0%	61.5%
Average daily rate		$94.24	$92.50
RevPAR		$60.31	$56.90
Upscale
Number of properties	1,609	17	17
Number of rooms		3,002	3,002
Occupancy		68.7%	65.9%
Average daily rate		$88.52	$87.94
RevPAR		$60.78	$57.95
Midscale with Food & Beverage
Number of properties	2,518	45	44
Number of rooms		8,919	8,526
Occupancy		56.9%	56.7%
Average daily rate		$70.84	$69.85
RevPAR		$40.30	$39.62
Midscale without Food & Beverage
Number of properties	121	9	7
Number of rooms		1,067	833
Occupancy		57.0%	45.1%
Average daily rate		$61.27	$60.41
RevPAR		$34.95	$27.23
Independent Hotels
Number of properties	0	3	6
Number of rooms		535	1,162
Occupancy		34.9%	36.2%
Average daily rate		$58.20	$58.38
RevPAR		$20.28	$21.11

	Capital Expenditures
	Three Months	Three Months Ended
	Ended
	March 31, 2004	March 31, 2004	March 31, 2003

	($ in thousands)
All Hotels
Number of properties	4,695	78	78
Number of rooms		14,348	14,348
Occupancy		58.9%	56.6%
Average daily rate		$75.65	$74.64
RevPAR		$44.59	$42.23

      The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at March 31, 2004, for the first quarter 2004 and the first quarter 2003. From January 1, 2004 through May 10, 2004, we sold eight of the hotels included in the following table as part of our discontinued operations.

Combined Continuing and Discontinued Operations — 91 hotels

	Capital expenditures
	Three Months	Three Months Ended
	Ended March 31,
	2004	March 31, 2004	March 31, 2003

	($ in thousands)
Northeast Region
Number of properties	$991	35	35
Number of rooms		6,722	6,722
Occupancy		52.2%	51.5%
Average daily rate		$78.34	$76.41
RevPAR		$40.87	$39.33
Southeast Region
Number of properties	1,702	31	31
Number of rooms		5,267	5,267
Occupancy		57.6%	54.4%
Average daily rate		$70.28	$68.09
RevPAR		$40.46	$37.04
Midwest Region
Number of properties	321	18	18
Number of rooms		3,895	3,895
Occupancy		51.5%	50.4%
Average daily rate		$70.57	$71.23
RevPAR		$36.32	$35.93

	Capital expenditures
	Three Months	Three Months Ended
	Ended March 31,
	2004	March 31, 2004	March 31, 2003

	($ in thousands)
West Region
Number of properties	1,841	7	7
Number of rooms		1,319	1,319
Occupancy		74.2%	67.4%
Average daily rate		$87.64	$89.67
RevPAR		$65.03	$60.45
All Hotels
Number of properties	4,855	91	91
Number of rooms		17,203	17,203
Occupancy		55.4%	53.4%
Average daily rate		$75.09	$73.99
RevPAR		$41.57	$39.48

Continuing Operations — 78 hotels

	Capital expenditures
	Three Months	Three Months Ended
	Ended March 31,
	2004	March 31, 2004	March 31, 2003

	($ in thousands)
Northeast Region
Number of properties	$840	28	28
Number of rooms		5,154	5,154
Occupancy		58.9%	57.1%
Average daily rate		$80.60	$79.32
RevPAR		$47.45	$45.26
Southeast Region
Number of properties	1,708	27	27
Number of rooms		4,612	4,612
Occupancy		58.3%	55.8%
Average daily rate		$68.52	$66.44
RevPAR		$39.92	$37.10
Midwest Region
Number of properties	306	16	16
Number of rooms		3,263	3,263
Occupancy		53.9%	52.5%
Average daily rate		$71.31	$71.13
RevPAR		$38.42	$37.32
West Region
Number of properties	1,841	7	7
Number of rooms		1,319	1,319
Occupancy		74.2%	67.4%
Average daily rate		$87.64	$89.67
RevPAR		$65.03	$60.45

	Capital expenditures
	Three Months	Three Months Ended
	Ended March 31,
	2004	March 31, 2004	March 31, 2003

	($ in thousands)
All Hotels
Number of properties	4,695	78	78
Number of rooms		14,348	14,348
Occupancy		58.9%	56.6%
Average daily rate		$75.65	$74.64
RevPAR		$44.59	$42.23

      The regions in the tables above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Liquidity and Capital Resources

Working Capital

      We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At March 31, 2004, airline receivables represented approximately 16% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt and to fund a portion of our capital expenditures. Between November 1, 2003 and May 10, 2004, we sold nine hotels and an office building with another 10 hotels and three land parcels classified as assets held for sale, four of which were under contract as of May 10, 2004. The aggregate sales price from the sale of the nine hotels and office building sold between November 1, 2003 and May 10, 2004, was $48.3 million, $35.5 million of which was used to pay down debt and $9.4 million of which was used for general corporate purposes, including capital expenditures.

      Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, including the successful implementation of our business strategy and, to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003.

      During 2004, we will seek to raise capital through an offering to the public of our common stock, the purpose of which will be to redeem our outstanding Preferred Stock, to fund capital expenditures related to renovations and repositionings of selected hotels and for general corporate purposes including funding our growth strategy. In connection with this offering, we will seek to refinance approximately $370 million of our floating rate mortgage debt in order to extend maturities and to convert a substantial portion of floating rate debt to fixed rate debt.

      We intend to continue to use our cash flow to make scheduled debt service payments and fund operations and capital expenditures and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future. As provided by the terms of the Preferred Stock, we paid the dividends that were due on our Preferred Stock on November 21, 2003 by the issuance of additional shares of Preferred Stock with fractional shares paid in cash.

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

      In accordance with GAAP, all assets held for sale, including assets that would normally be classified as long-term assets in the normal course of business, were reported as “assets held for sale” in current assets. Similarly, all liabilities related to assets held for sale were moved to the current liability category, including debt that would otherwise be classified as long-term liabilities in the ordinary course of business.

      At March 31, 2004, after reclassifying assets held for sale as current assets and liabilities related to the assets held for sale as current liabilities, we had working capital (current assets less current liabilities) of $0.4 million compared to $2.4 million at December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt, Contractual Obligations and Franchise Agreements — Exit Financing” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 with respect to our decision to include the Merrill Lynch Mortgage debt financing in long-term debt.

      During the first quarter 2004, we spent approximately $4.7 million on renovations and, subject to completion of our proposed offering of common stock, we expect to spend an additional $35 million during the remainder of 2004, thereby completing substantially all of our deferred renovations.

      We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and the proceeds of asset sales will be sufficient to meet our liquidity needs for the next 24 months.

      Our ability to meet our long-term cash needs is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improvement in our operating results, the successful implementation of our portfolio improvement strategy and our ability to obtain third party sources of capital on favorable terms as and when needed. In the short term, we continue to diligently monitor our costs. Our future liquidity needs and sources of working capital are subject to uncertainty and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could lead to defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Operating Activities

      Net cash provided by operating activities was $6.1 million and $6.3 million for the first quarter 2004 and the first quarter 2003, respectively. Although EBITDA of $12.9 million for first quarter 2004 was $5.0 million higher than first quarter 2003, net cash provided by operating activities was $0.2 million lower in first quarter 2004 primarily as the result of the release of bankruptcy-related restricted cash during 2003.

      During the first quarter 2003, $7.6 million of restricted cash was released and made available for our operations.

Investing Activities

      Investing activities provided net cash flow of $11.1 million for the first quarter 2004 while investing activities accounted for a net cash outflow of approximately $4.5 million for the first quarter 2003. The increase in investing activities in the first quarter 2004 as compared to the first quarter 2003 is primarily a result of cash inflows from the sale of hotels during the first quarter 2004. Net proceeds from the sale of five hotels during the first quarter 2004 totaled $14.0 million. Investing activities for the first quarter 2004 also consisted of withdrawals of deposits from capital expenditure escrows of $2.2 million and capital expenditure outlays of $5.0 million. Due primarily to large scale renovations being performed at some of our hotels during the first quarter 2003, capital expenditures totaled $10.3 million, which were partially funded by withdrawals of $6.2 million from lender-controlled capital expenditure escrows.

Financing activities

      Primarily as a result of the sale of the five hotels, we paid down portions of our debt in the first quarter 2004. Principal payments, including scheduled principal payments, were approximately $14.9 million for the first quarter 2004 compared with principal payments of $2.4 million in the first quarter 2003. Financing activities also consisted of payments of financing costs of $0.6 million and $0.4 million for the first quarter 2004 and first quarter 2003, respectively.

      On September 18, 2003, we drew down the full availability of $2.0 million under a revolving credit facility with OCM Real Estate Opportunities Fund II, L.P. (the “OCM Fund”). The facility was secured by two land parcels located in California and New Jersey and expired on May 1, 2004. We did not renew the facility on May 1, 2004. Borrowings under the facility bore interest at the fixed rate of 10% per annum and were repaid in December 2003 out of the proceeds we received from the sale of an office building. We may pursue another working capital facility in the near future but currently believe that we will be able to fund our operations from funds generated from operations and from asset sales.

Debt, Contractual Obligations and Franchise Agreements

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt, Contractual Obligations and Franchise Agreements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Notes to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” herein for more information on our debt, contractual obligations and franchise agreements, including the following:

•	Our existing mortgage debt and refinancing plans;

•	Encumbrances on our properties;

•	Our Preferred Stock; and

•	Our franchise agreements and capital expenditures.

Off Balance Sheet Arrangements

      We have no off balance sheet arrangements.

Market Risk

      We are exposed to interest rate risks on our variable rate debt. At March 31, 2004 and December 31, 2003, we had outstanding variable rate debt of approximately $369.2 million and $382.8 million, respectively.

      In order to manage our exposure to fluctuations in interest rates with the U.S. portion of the exit financing received in November 2002 ($291.2 million and $299.3 million at March 31, 2004 and December 31, 2003, respectively), we entered into two interest rate cap agreements, which allowed us to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.44% plus the spread. When LIBOR exceeds 6.44%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.44%, there is no settlement from the interest rate caps. Therefore, we are exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.44% but we are not exposed to increases in LIBOR above 6.44% because settlements from the interest rate caps would offset the incremental interest expense. The one-month LIBOR as of March 31, 2004 was 1.09%. The notional principal amount of the interest rate caps outstanding was $302.2 million both at March 31, 2004 and at December 31, 2003, respectively.

      On May 22, 2003, we finalized the $80 million Lehman Financing. The Lehman Financing is a two-year term loan with an optional one-year extension and bears interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively caps the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeds 5%, the contracts require settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the Lehman Financing for LIBOR of between 2% and 5%. The notional principal amount of the interest rate cap outstanding was $79.2 million at March 31, 2004.

      With respect to the fair market value of the three interest rate caps, (the two related to the exit financing and the one related to the Lehman Financing), we believe that our interest rate risk at March 31, 2004 and December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of March 31, 2004 would be a reduction in net income of approximately $1,000. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

      The fair value of the three interest rate caps as of March 31, 2004 and at December 31, 2003 were approximately $1,000 and $15,000, respectively. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

      The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of March 31, 2004 and December 31, 2003 would be approximately $2.9 million and $3.0 million, respectively.

      In addition, the hotel business is inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. Approximately 79.2% of the long-term debt carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose us to the risk of changes in the fair value of these instruments.

Our outstanding debt was $466.3 million, at March 31, 2004, including current maturities and long-term debt related to assets held for sale.

      At March 31, 2004, approximately $369.2 million of debt instruments outstanding were subject to changes in the LIBOR or PRIME rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.9 million. The fair value of the fixed rate debt (book value $85.7 million) at March 31, 2004 is estimated at $86.9 million.

Forward-looking Statements

      We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” and “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects are subject to many risks and uncertainties including the following:

•	The effects of regional, national and international economic conditions, including the magnitude and duration of the recent economic downturn in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	Our high level of secured debt;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed; and

•	The risks identified under “Risks Related to Our Business” and “Risks Relating to Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2003.

      Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances or their impact on our business, financial condition, results of operations and prospects. Many of these factors are not within our control and we caution you not to put undue reliance on forward looking statements.

Inflation

      We have not determined the precise impact of inflation. However, we believe that the rate of inflation has not had a material effect on our revenues or expenses in recent years. It is difficult to predict whether inflation will have a material effect on our results in the long-term.

New Accounting Pronouncements

      The table below summarizes recent accounting pronouncements and their effects on Lodgian:

		Month		Summary of Major
	Description	Issued	Effective date for Lodgian	Provisions	Effect on Lodgian

FIN No. 46	Consolidation of Variable Interest Entities	January-03	Special purpose entities - December 31, 2003. Other entities — first quarter of 2004.	Addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.	No impact, since we have no variable interest entities
SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity	May-03	July-03	Aims to eliminate diversity by requiring that certain types of freestanding instruments be reported as liabilities including mandatorily redeemable shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets	Our Mandatorily Redeemable 12.25% Cumulative Preferred Stock has been reclassified to long-term debt in the Condensed Consolidated Financial Statements and the related dividends for the period January 1, 2004 to March 31, 2004 has been included in interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4.	Controls and Procedures

      a) Based on an evaluation of our disclosure controls and procedures carried out as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

      b) During the quarter ended March 31, 2004, there were no changes in our internal controls over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for in our plans of reorganization, which in the case of the Joint Plan of Reorganization, consists of our securities, and in the case of the Impac Plan of Reorganization, consists of $0.1 million of cash as of March 31, 2004. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

Item 2.	Changes in Securities

      On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants and stock options. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

      At the annual meeting of stockholders on April 8, 2004, our stockholders authorized us to effect a reverse split of our common stock at one of the following ratios:

•	1-for-1 1/2;

•	1-for-2;

•	1-for-2 1/2;

•	1-for-3;

•	1-for-3 1/2; and

•	1-for-4

      as determined by the Board of Directors.

      Fractional shares which resulted from the reverse stock split are payable in cash. Each holder of a fractional share of common stock after the effective date of the reverse split has been or will be paid in cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

      Also, at the annual meeting of stockholders on April 8, 2004, our stockholders authorized an increase in our authorized share capital from 30 million to 60 million shares.

      We have not declared or paid any cash dividends on our common stock and our board of directors do not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained to fund our business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position, cash flow, liquidity, capital expenditure plan and requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

      The Preferred Stock issued on November 25, 2002 (the date on which the first of the two plans of reorganization became effective) accrues dividends at the rate of 12.25% per annum. As required, we paid the dividend due on November 21, 2003 by issuing additional shares of Preferred Stock, except for fractional shares which we paid in cash. We have the option of paying the dividends due on November 21, 2004 and November 21, 2005 either in cash or by issuing additional shares of Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on April 8, 2004. The stockholders voted as follows:

      1. For the election of eight directors to hold office until the 2005 Annual Meeting:

	For	Withheld

Sean F. Armstrong	5,995,987	26,815
Russel S. Bernard	5,995,987	26,815
Stewart J. Brown	5,993,487	29,315
Kenneth A. Caplan	5,995,987	26,815
Stephen P. Grathwohl	5,994,987	27,815
Jonathan D. Gray	5,763,908	258,894
Kevin C. McTavish	5,995,987	26,815
W. Thomas Parrington	5,994,942	27,860

      2. For the approval of an amendment and restatement of the Lodgian, Inc. 2002 Stock Incentive Plan:

Common Stock

For	4,250,670
Against	329,265
Abstain	197
Broker Non Vote	1,442,670

      3. For the approval of a capital restructuring proposal to permit the board of directors, in its sole discretion, to amend our certificate of incorporation to implement a reverse stock split of our issued and outstanding common stock at one of the following ratios: 1-for-1 1/2, 1-for-2, 1-for-2 1/2, 1-for-3, 1-for-3 1/2, and 1-for-4:

	Common Stock	Preferred Stock

For	5,727,224	4,528,585
Against	295,023	251,792
Abstain	555	168

      4. For the approval of a Second Amended and Restated Certificate of Incorporation as described in the Proxy Statement for the Annual Meeting, among other things, (a) increasing the number of authorized shares of common stock, (b) providing our stockholders the right to remove any or all of the members of the board of directors with or without cause, (c) electing out of the Delaware law restricting business combinations with interested stockholders, (d) eliminating the designation of an obsolete series of preferred stock, and (e) implementing the reverse stock split (if Proposal 3 is approved):

	Common Stock	Preferred Stock

For	4,519,598	3,256,680
Against	59,734	53,126
Abstain	800	179
Broker Non Vote	1,442,670	1,470,560

      5. To ratify the appointment of Deloitte & Touche LLP as our independent public auditors:

Common Stock

For	5,996,052
Against	1,279
Abstain	25,471

Item 6.	Exhibits and Reports on Form 8-K

      (a) A list of the exhibits required to be filed as part of this Report on Form 10-Q, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K

      A Form 8-K was filed on March 11, 2004 announcing the filing of a Registration Statement with the Securities and Exchange Commission regarding a public offering of $175 million of common stock.

      A Form 8-K was filed on February 12, 2004 announcing our annual meeting which was held on April 8, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.

By: /s/ W. THOMAS PARRINGTON

Date: May 12, 2004	W. Thomas Parrington President and Chief Executive Officer
By: /s/ MANUEL ARTIME

Date: May 12, 2004	Manuel Artime Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (incorporated by reference from Exhibit 10.15.1 of the Company’s Amendment No. 1 to Form S-1 (Commission File No. 333-113410) filed with the Commission on April 23, 2004).
10.2	—	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (incorporated by reference from Exhibit 10.15.1 of the Company’s Amendment No. 1 to Form S-1 (Commission File No. 333-113410) filed with the Commission on April 23, 2004).
10.3	—	Amendment No. 1 to the Lodgian, Inc. 401(K) Plan (As Amended and Restated Effective as of September 1, 2003)
10.4	—	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis dated May 2, 2004.
10.5	—	Employment Agreement between Lodgian, Inc. and Manuel E. Artime dated May 10, 2004.
10.6	—	Employment Agreement between Lodgian, Inc. and Michael W. Amaral dated May 4, 2004.
31.1	—	Sarbanes — Oxley Section 302 certification by the CEO
31.2	—	Sarbanes — Oxley Section 302 certification by the CFO
32	—	Sarbanes — Oxley Section 906 certification by the CEO and CFO