Form 10-Q/A
period 2004-03-31
LODGIAN INC
filed 2004-06-30
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of June 25, 2004

Common	24,531,155

EXPLANATORY NOTE

     Lodgian, Inc. is filing this Amendment No. 1 to Form 10-Q to amend its quarterly report on Form 10-Q for the quarter ended March 31, 2004 to revise Part I, Item 1 (Lodgian, Inc. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements), to correct certain errors created by incorrect formatting in a table in Note 8 to the Condensed Consolidated Financial Statements. This Form 10-Q/A makes no changes, other than as noted above, except to include updated officer certifications as Exhibits 31.1, 31.2 and 32. This Amendment does not modify or update the disclosures contained in the Form 10-Q in any other respect.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		March 31, 2004

	Number	Property, Plant	Debt	Interest
	of Hotels	and Equipment, net	Obligations	Rates

		(1)	(1)

		(Unaudited in thousands)
Exit financing
Merrill Lynch Mortgage Lending, Inc. — Senior			$210,160	LIBOR plus 2.36%
Merrill Lynch Mortgage Lending, Inc. — Mezzanine			81,010	LIBOR plus 8.79%

Merrill Lynch Mortgage Lending, Inc. — Total	53	$391,249	291,170
Computershare Trust Company of Canada	1	13,874	7,391	7.88%
Lehman financing
Lehman Brothers Holdings, Inc.	15	65,141	71,071	Higher of LIBOR plus 5.25% or 7.25%
Other financing
Column Financial, Inc.	9	61,505	26,761	10.59%
Lehman Brothers Holdings, Inc.	5	37,976	23,292	$16,414 at 9.40%; $6,878 at 8.90%
JP Morgan Chase Bank	2	8,806	10,516	7.25%
DDL Kinser	1	3,166	2,360	8.25%
First Union Bank	1	4,353	3,345	9.38%
Column Financial, Inc.	1	7,762	8,847	9.45%

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March 31, 2004

	Number	Property, Plant	Debt	Interest
	of Hotels	and Equipment, net	Obligations	Rates

		(1)	(1)

		(Unaudited in thousands)
Column Financial, Inc.	1	6,082	3,173	10.74%
Robb Evans, Trustee	1	6,661	6,958	Prime plus 4.00%

Total — other financing	21	136,311	85,252

	90	606,575	454,884	6.4%(2)
Long-term debt — other
Deferred interest — long-term	—	—	4,288
Deferred rent on a long-term ground lease	—	—	2,549
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	4,014
Other	—	—	574

	—	—	11,425

Property, plant and equipment — other	—	4,468	—

	90	611,043	466,309
Held for sale	(13)	(49,582)	(43,294)

Total March 31, 2004	77	$561,461	$423,015

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.4% in the table above represents our annual weighted average cost of debt at March 31, 2004.

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

Self-insurance

      We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition and results of operations would be negatively impacted. As of March 31, 2004, and December 31, 2003, we had approximately $10.3 million and $10.0 million accrued for these liabilities, respectively.

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

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernible under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity, control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term “variable interest entity” (“VIE”) and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measure of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements of the primary beneficiary. We were required to adopt the provisions of FIN 46R relating to any interests in special-purpose entities (SPEs) as of December 31, 2003. In addition, during the first quarter of 2004, we were required to apply the provisions of FIN 46R to any other entities falling within its scope. The adoption of FIN 46 and the counterpart revision (FIN 46R) has not had and is not expected to have a material impact on our financial position and results of operations.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) A list of the exhibits required to be filed as part of this Report on Form 10-Q/A, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

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

LODGIAN, INC.

By: /s/ W. THOMAS PARRINGTON

Date: June 30, 2004	W. Thomas Parrington President and Chief Executive Officer
By: /s/ MANUEL ARTIME

Date: June 30, 2004	Manuel Artime Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

31.1	—	Sarbanes — Oxley Section 302 certification by the CEO
31.2	—	Sarbanes — Oxley Section 302 certification by the CFO
32	—	Sarbanes — Oxley Section 906 certification by the CEO and CFO