Form 10-Q
period 2004-06-30
LODGIAN INC
filed 2004-08-16
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 9, 2004

Common	24,543,505

LODGIAN, INC. AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and June 30, 2003 and for the Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2004 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$170,198	$10,897
Cash, restricted	9,612	7,084
Accounts receivable (net of allowances: 2004 - $737; 2003 - $689)	11,104	8,169
Inventories	5,951	5,609
Prepaid expenses and other current assets	19,879	17,068
Assets held for sale	39,636	68,567

Total current assets	256,380	117,394
Property and equipment, net	561,744	563,818
Deposits for capital expenditures	36,234	15,782
Other assets, net	7,689	12,180

	$862,047	$709,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,250	$7,131
Other accrued liabilities	32,420	31,432
Advance deposits	2,634	1,882
Current portion of long-term debt	14,403	16,563
12.25% Cumulative preferred shares subject to mandatory redemption	110,893	—
Liabilities related to assets held for sale	37,335	57,948

Total current liabilities	206,935	114,956
Long-term debt:
12.25% Cumulative preferred shares subject to mandatory redemption	—	142,177
Long-term debt — other	408,921	409,115

Total long-term debt	408,921	551,292

Total liabilities	615,856	666,248
Minority interests	2,538	2,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,559,690 and 2,333,591 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	246	23
Additional paid-in capital	307,211	89,874
Unearned stock compensation	(408)	(508)
Accumulated deficit	(64,440)	(50,107)
Accumulated other comprehensive income	1,044	1,324

Total stockholders’ equity	243,653	40,606

	$862,047	$709,174

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited in thousands, except		(Unaudited in thousands, except
	per share data)		per share data)
Revenues:
Rooms	$64,325	$61,010	$121,888	$114,924
Food and beverage	19,436	18,977	35,924	35,584
Other	2,816	2,838	5,570	5,696

	86,577	82,825	163,382	156,204

Operating expenses:
Direct:
Rooms	16,960	16,730	32,978	32,093
Food and beverage	12,713	12,365	24,247	24,099
Other	2,077	1,842	4,049	3,780

	31,750	30,937	61,274	59,972

	54,827	51,888	102,108	96,232
Other operating expenses:
Other hotel operating costs	23,822	22,797	47,894	45,272
Property and other taxes, insurance and leases	5,376	6,923	11,127	13,584
Corporate and other	4,782	6,075	9,195	12,045
Depreciation and amortization	6,870	7,573	13,675	14,995
Impairment of long-lived assets	—	1,378	—	1,378

Other operating expenses	40,850	44,746	81,891	87,274

	13,977	7,142	20,217	8,958
Other income (expenses):
Interest income and other	66	124	109	207
Interest expense and other financing costs:
Preferred stock dividend	(4,233)	—	(8,518)	—
Other interest expense	(19,920)	(6,919)	(28,079)	(13,198)
Loss on preferred stock redemption	(1,592)	—	(1,592)	—

Loss before income taxes, reorganization items and minority interests	(11,702)	347	(17,863)	(4,033)
Reorganization items	—	(808)	—	(2,045)

Loss before income taxes and minority interest	(11,702)	(461)	(17,863)	(6,078)
Minority interests	(71)	(69)	(218)	(217)

Loss before income taxes — continuing operations	(11,773)	(530)	(18,081)	(6,295)
Provision for income taxes — continuing operations	(75)	(75)	(151)	(151)

Loss — continuing operations	(11,848)	(605)	(18,232)	(6,446)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	4,601	(1,836)	3,899	(5,079)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	4,601	(1,836)	3,899	(5,079)

Net loss	(7,247)	(2,441)	(14,333)	(11,525)
Preferred stock dividend	—	(3,818)	—	(7,594)

Net loss attributable to common stock	$(7,247)	$(6,259)	$(14,333)	$(19,119)

Basic and diluted loss per common share:
Net loss attributable to common stock	$(2.04)	$(2.68)	$(4.87)	$(8.20)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	COMMON STOCK					ACCUMULATED
			ADDITIONAL	UNEARNED		OTHER	TOTAL
			PAID-IN	STOCK	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	LOSS (net of tax)	EQUITY
	(In thousands, except share data)
Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	$40,606
Partial shares cancelled on reverse stock split	(971)		(5)				(5)
Issuance of new common shares	18,285,714	183	175,997				176,180
Amortization of unearned stock compensation	—	—	—	100	—	—	100
Exercise of stock options	241	—	4	—	—	—	4
Exchange of preferred shares for common shares	3,941,115	40	41,341				41,381
Comprehensive loss:
Net loss	—	—	—	—	(14,333)	—	(14,333)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	(280)	(280)

Total comprehensive loss		—	—	—	—	—	(14,613)

Balance June 30, 2004	24,559,690	$246	$307,211	$(408)	$(64,440)	$1,044	$243,653

The comprehensive loss for the three months ended June 30, 2004 was $7.9 million and the comprehensive loss for the three months ended June 30, 2003 was $1.9 million. The comprehensive loss for the six months ended June 30, 2003 was $10.6 million.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2004	June 30, 2003
	(Unaudited in thousands)
Operating activities:
Net loss	$(14,333)	$(11,525)
Less: (Income) loss from discontinued operations	(3,899)	5,079

Loss — continuing operations	(18,232)	(6,446)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,675	15,008
Impairment of long-lived assets	—	1,377
Amortization of unearned stock compensation	100	—
Preferred stock dividends	8,518	—
Loss on redemption of preferred stock	1,592	—
Minority interests	218	217
Write-off and amortization of deferred financing costs	9,099	1,363
Other	938	1,238
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,935)	(2,512)
Inventories	(342)	(33)
Prepaid expenses, other assets and restricted cash	(4,877)	7,794
Accounts payable	2,305	(2,223)
Other accrued liabilities	2,913	2,377
Advance deposits	752	795

Net cash provided by operating activities from continuing operations	13,724	18,955
Net cash used in operating activities from discontinued operations	(2,673)	(5,793)

Net cash provided by operating activities	11,051	13,162

Investing activities:
Capital improvements	(12,881)	(19,454)
Net proceeds from disposition of discontinued operations	33,890	—
Withdrawals for capital expenditures	(20,452)	6,975
Other	(60)	(853)

Net cash provided by (used in) investing activities	497	(13,332)

Financing activities:
Proceeds from issuance of long term debt	370,000	80,000
Proceeds from exercise of stock options and issuance of common stock	176,183	—
Shares redeemed from reverse stock split	(5)	—
Principal payments on long-term debt	(393,071)	(78,791)
Payments of deferred financing costs	(5,354)	(4,438)

Net cash used in financing activities	147,753	(3,229)

Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	159,301	(3,399)
Cash and cash equivalents at beginning of period	10,897	10,875

	$170,198	$7,476

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$22,018	$13,491
Interest capitalized	190	493
Income taxes, net of refunds	586	40
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase (decrease)	(228)	(15,808)
Issuance of promissory notes as consideration for taxation liabilities	2,369	852

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Throughout this Form 10-Q, we will use the terms Lodgian, “we”, “our”, and “us”, to refer to Lodgian, Inc. and unless the context otherwise requires or expressly states, our subsidiaries).

1. Business Summary

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton”. As of August 9, 2004, we operated 87 hotels with an aggregate of 16,366 rooms, located in 30 states and Canada. Of the 87 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while nine hotels, with an aggregate of 2,018 rooms, are held for sale. Our portfolio of 87 hotels consists of:

•	82 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a non-controlling equity interest and which we account for under the equity method.

     Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of August 9, 2004, we operated all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 59 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 15 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott brands. We operate another 10 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. Between November 1, 2003 and August 9, 2004, we sold the office building and ten of the 19 hotels. As of August 9, 2004, our portfolio consisted of 87 hotels, 78 of which represent our continuing portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate).

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2004, the results of our operations for the three and six months ended June 30, 2004 and June 30, 2003 and our cash flows for the six months ended June 30, 2004 and June 30, 2003. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Reverse Stock Split

     On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants, stock options, and restricted stock. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

     Fractional shares which resulted from the reverse stock split were paid in cash. Each holder of a fractional share of common stock after the effective date of the reverse split was paid cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

     All amounts for common stock, warrants, stock options and restricted stock, and all earnings per share computations have been retroactively adjusted to reflect the change in our capital structure.

3. Stock-based Compensation

     As disclosed in Note 2 above, on April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). All stock option disclosures below have been retroactively adjusted to reflect the reverse stock split.

     As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, on November 25, 2002, we adopted a new Stock Incentive Plan which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the consummation of the public offering, we were permitted to grant awards to acquire up to 353,333 shares of common stock to our directors, officers, or other key employees or consultants as determined by a committee appointed by our Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. We cannot grant stock options pursuant to the Stock Incentive Plan at an

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the Committee. At our 2004 annual meeting, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event we consummated a firm commitment, underwritten public offering of our common stock, by an additional amount to be determined pursuant to a formula. With the consummation of our public offering of common stock on June 25, 2004, the total number of shares available for issuance under our Stock Incentive Plan increased to 2,950,832 shares.

     On April 9, 2004, the Company issued our CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vest on April 9, 2005 when they will be convertible into an equal number of shares of common stock.

     We present below a summary of our stock option plan and the restricted stock units activity under the plan for the six months ended June 30, 2004:

	Weighted Average
	Options	Exercise Price
Balance, December 31, 2003	157,529	$13.92
Granted	383,500	10.52
Exercised	(241)	15.21
Forfeited	(4,771)	15.21

Balance, June 30, 2004	536,017	$11.47

Restricted
Stock Units
Balance, December 31, 2003	66,666
Issued	1,382
Forfeited	—

Balance, June 30, 2004	68,048 (1)

(1)	At June 30, 2004, none of the restricted stock had vested.

     In the following table, we summarize information for options outstanding and exercisable at June 30, 2004:

	Options outstanding			Options exercisable
		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices
$9.00 to $10.50	33,333	9.0	$9.00	—	$9.00
$10.51 to $15.00	383,500	10.0	$10.52	—	$10.52
$15.01 to $15.50	112,018	9.2	$15.21	37,424	$15.21
$15.51 to $16.00	7,166	9.3	$15.66	2,389	$15.66

	536,017	9.7	$11.47	39,813	$15.24

     We account for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, if the exercise price of

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), compensation cost is measured at the grant date based on the estimated value of the award and is recognized over the service (or vesting) period. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.

     Had the compensation cost of our stock option plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003(1)	June 30, 2004	June 30, 2003 (1)
Loss — continuing operations
As reported	$(11,848)	$(605)	$(18,232)	$(6,446)
Pro forma	(11,973)	(605)	(18,481)	(6,446)
Income (loss) from discontinued operations
As reported	4,601	(1,836)	3,899	(5,079)
Pro forma	4,601	(1,836)	3,899	(5,079)
Net loss:
As reported	(7,247)	(2,441)	(14,333)	(11,525)
Pro forma	(7,372)	(2,441)	(14,582)	(11,525)
Net loss attributable to common stock
As reported	(7,247)	(6,259)	(14,333)	(19,119)
Pro forma	(7,372)	(6,259)	(14,582)	(19,119)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(11,848)	(4,423)	(18,232)	(14,040)
Pro forma	(11,973)	(4,423)	(18,481)	(14,040)
Basic and diluted loss per common share:
Loss — continuing operations
As reported	$(3.33)	$(0.26)	$(6.19)	$(2.76)
Pro forma	(3.37)	(0.26)	(6.28)	(2.76)
Income (loss) from discontinued operations
As reported	1.29	(0.79)	1.32	(2.18)
Pro forma	1.29	(0.79)	1.32	(2.18)
Net loss
As reported	(2.04)	(1.05)	(4.87)	(4.94)
Pro forma	(2.07)	(1.05)	(4.95)	(4.94)
Net loss attributable to common stock
As reported	(2.04)	(2.68)	(4.87)	(8.20)
Pro forma	(2.07)	(2.68)	(4.95)	(8.20)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(3.33)	(1.90)	(6.19)	(6.02)
Pro forma	(3.37)	(1.90)	(6.28)	(6.02)

(1)	There were no options outstanding between January 1, 2003 and June 30, 2003.

4. Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. Between April 1, 2004 and June 30, 2004, we sold three hotels for an aggregate sales price of $20.7 million. From the sale of these assets, we paid down debt of approximately $18.1 million.

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2003 and 2004 as well as the hotel assets held for sale at June 30, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at June 30, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three and six months ended June 30, 2004, we recorded impairment charges of $0.5 million and $2.6 million, respectively, on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

At June 30, 2004, ten hotels and three land parcels were held for sale. At December 31, 2003, 18 hotels and three land parcels were held for sale. The following condensed combined table summarizes the assets and liabilities relating to the properties identified as held for sale as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(Unaudited in thousands)
ASSETS
Accounts receivable, net of allowances	$1,451	$1,252
Inventories	879	1,377
Prepaid expenses and other current assets	1,036	1,039
Property and equipment, net	35,173	61,624
Other assets	1,097	3,275

	$39,636	$68,567

LIABILITIES
Accounts payable	$1,167	$1,234
Other accrued liabilities	1,460	3,120
Advance deposits	358	390
Current portion of long-term debt	344	771
Long-term debt	34,006	52,433

Total liabilities	$37,335	$57,948

     The condensed combined results of operations of the properties classified as Discontinued Operations for the three and six months ended June 30, 2004 were as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Revenues:
Rooms	$8,491	$12,709	$16,435	$21,843
Food and beverage	2,439	3,176	4,757	5,535
Other	358	893	836	1,686

	11,288	16,778	22,028	29,064

Operating expenses:
Direct:
Rooms	2,339	3,714	5,035	6,910
Food and beverage	1,751	2,360	3,585	4,388
Other	253	586	638	1,184

	4,343	6,660	9,258	12,482

	6,945	10,118	12,770	16,582
Other operating expenses:
Other hotel operating costs	3,460	5,721	8,514	11,474
Property and other taxes, insurance and leases	74	1,871	1,083	3,868
Depreciation and amortization	18	1,502	151	2,949
Impairment of long-lived assets	451	2,070	2,604	2,070

Other operating expenses	4,003	11,164	12,352	20,361

	2,942	(1,046)	418	(3,779)
Interest expense and other financing costs	(2,583)	(791)	(3,768)	(1,301)
Gain on asset dispositions	4,242	1	7,249	1

Income (loss) before income taxes	4,601	(1,836)	3,899	(5,079)
Provision for income taxes	—	—	—	—

Net income (loss)	$4,601	$(1,836)	$3,899	$(5,079)

5. Cash, Restricted

     Our restricted cash as of June 30, 2004 consists of amounts reserved for letter of credit collateral, a deposit required by our bankers and cash reserved pursuant to certain loan agreements.

6. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited in thousands, except		(Unaudited in thousands, except
	per share data)		per share data)
Basic and diluted loss per share:
Numerator:
Loss — continuing operations	$(11,848)	$(605)	$(18,232)	$(6,446)
Income (loss) from discontinued operations	4,601	(1,836)	3,899	(5,079)

Net loss	(7,247)	(2,441)	(14,333)	(11,525)
Preferred stock dividend	—	(3,818)	—	(7,594)

Net loss attributable to common stock	(7,247)	(6,259)	(14,333)	(19,119)

Loss — continuing operations	(11,848)	(605)	(18,232)	(6,446)
Preferred stock dividend	—	(3,818)	—	(7,594)

Loss from continuing operations attributable to common stock before discontinued operations	$(11,848)	$(4,423)	$(18,232)	$(14,040)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	3,554	2,333	2,944	2,333

Basic and diluted loss per common share:
Loss — continuing operations	$(3.33)	$(0.26)	$(6.19)	$(2.76)
Income (loss) from discontinued operations	1.29	(0.79)	1.32	(2.18)

Net loss	(2.04)	(1.05)	(4.87)	(4.94)

Net loss attributable to common stock	(2.04)	(2.68)	(4.87)	(8.20)

Loss from continuing operations attributable to common stock before discontinued operations	$(3.33)	$(1.90)	$(6.19)	$(6.02)

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We did not include the shares associated with the assumed conversion of the restricted stock units (68,048 shares) or the exercise of stock options (options to acquire 536,017 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three and six months ended June 30, 2004 because their inclusion would have been antidilutive. We did not include the shares associated with the exercise of the A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three and six months ended June 30, 2003 because their inclusion would have been antidilutive.

7. Other Accrued Liabilities

     At June 30, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited in thousands)
Salaries and related costs	$18,178	$16,211
Property and sales taxes	11,253	9,427
Professional fees	531	570
Provision for state income taxes	213	2,361
Franchise fee accrual	1,631	1,115
Accrued interest	46	526
Accrual for allowed claims	31	186
Other	537	1,036

	$32,420	$31,432

8. Debt

     Substantially all of our property and equipment are pledged as collateral for long-term obligations with the exception of three hotels that are now unencumbered as a result of our Refinancing Debt and the three land parcels. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at June 30, 2004 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 30, 2004
		(Unaudited in thousands)
	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net	obligations	rates
		(1)	(1)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	29	$125,254	$110,000	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	316,148	260,000	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	64	441,402	370,000

Computershare Trust Company of Canada	1	13,975	7,137	7.88%

Other financing
Column Financial, Inc.	9	61,334	26,209	10.59%
Lehman Brothers Holdings, Inc.	5	37,870	23,173	$16,329 at 9.40%; $6,844 at 8.9%
JP Morgan Chase Bank	2	8,714	10,385	7.25%
DDL Kinser	1	3,164	2,336	8.25%
Column Financial, Inc.	1	8,893	8,749	9.45%
Column Financial, Inc.	1	6,046	3,140	10.74%

Total — other financing	19	126,021	73,992

	84	581,398	451,129	6.63% (2)
Long-term debt — other
Deferred rent on a long-term ground lease	—	—	1,842
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,779
Other	—	—	924

	—	—	6,545

Property, plant and equipment — other	3	15,519	—

	87	596,917	457,674
Held for sale (3)	(10)	(35,173)	(34,350)

Total June 30, 2004	77	561,744	423,324

(1)	Long-term obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.63% in the table above represents our annual weighted average cost of debt at June 30, 2004, using a 1.36% LIBOR rate.

(3)	Debt on assets held for sale of $34.4 million reflects new allocated loan amounts as part of the Refinancing Debt.

Refinancing Debt

     On June 25, 2004, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 of our hotels. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which we own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million.

     Prepayment penalties totaling $2.7 million were paid on the Merrill Lynch Mortgage Exit Financing debt (not including $0.2 million allocated to discontinued operations). Deferred loan costs related to the Merrill Lynch Exit Financing debt, Lehman debt, and Macon debt that were written off and charged to other interest expense were $3.4 million, $3.3 million and nil, respectively (not including the write-off of $0.3 million and $0.4 million of deferred loan costs for Merrill Lynch and Lehman, respectively, that were allocated to discontinued operations). We purchased a swaption contract to hedge against rising interest rates until the interest rate on the fixed rate Refinancing Debt was determined. The swaption net cost of $1.9 million was expensed to other interest expense and the $1.1 million of loan origination fees incurred on the Floating Rate Debt was expensed to other interest expense with $0.8 million allocated to continuing operations (and $0.3 million allocated to discontinued operations).

     The Refinancing Debt consists of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”) and is secured by 29 of our hotels, and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 35 of our hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans. Prior to any securitization of the four fixed rate loans, such loans will be cross-defaulted and cross-collateralized.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Each of the four fixed rate loans (“Fixed Rate Loan”) comprising the Fixed Rate Debt is a five-year loan and bears a fixed rate of interest of 6.58%. Except as provided for through defeasance, we may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of 48 months after the closing of any Fixed Rate Debt or the second anniversary of the securitization of any Fixed Rate Debt, defease such Fixed Rate Debt, in whole, or in part.

     The Floating Rate Debt is a two-year loan with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 3% of the amount prepaid during the first year of the loan and 1% of the amount prepaid during the second year of the loan. If the loan is prepaid after the second year of the loan, there is no prepayment penalty.

     The Refinancing Debt provides that when either (i) the debt yield ratio for the hotels securing the Floating Rate Debt or any Fixed Rate Loan for the trailing 12-month period is below 9% during the first year, 10% during the second year and 11%, 12% and 13% during each of the next three years (in the case of the Floating Rate Debt to the extent extended), or (ii) in the case of the Floating Rate Debt (to the extent extended), the debt service coverage ratio is less than 1.30x in the fourth year or 1.35x in the fifth year, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender with respect to the hotels securing the applicable loan, and scheduled principal and interest payments due on the Floating Rate Debt of up to $0.9 million or any Fixed Rate Loan of up to $525,000, as applicable. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio are sustained above the minimum requirements for three consecutive months and there are no defaults. As of August 9, 2004, our debt yield ratios were above the minimum requirements.

     Each loan comprising the Refinancing Debt is non-recourse; however, we have agreed to indemnify Merrill Lynch Mortgage in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan comprising the Refinancing Debt will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian. During the term of the Refinancing Debt, we will be required to fund, on a monthly basis, a reserve for furniture, fixtures and equipment equal to 4% of the previous month’s gross revenues from the hotels securing each of the respective loans comprising the Refinancing Debt.

     Third party paid loan costs, incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and will be amortized using the effective yield method over five years for the Fixed Rate Debt and three years for the Floating Rate Debt.

     In the table above, approximately 75.6% of our long-term mortgage debt (including current portion) at June 30, 2004, bears interest at a fixed rate and 24.4% bears interest at a floating rate.

9. Commitments and Contingencies

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     These costs vary with revenues and are not fixed commitments. Franchise fees incurred for the three and six months ended June 30, 2004 and June 30, 2003 were as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Continuing operations	$5,871	$5,378	$11,121	$10,158
Discontinued operations	696	1,053	1,284	1,778

	$6,567	$6,431	$12,405	$11,936

     During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms, for example, the terms of 3, 10 and 9 of our franchise agreements are scheduled to expire in 2004, 2005, and 2006, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues.

     If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements, and which could materially and adversely affect us. Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation.

     As of August 9, 2004, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional six hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $3.8 million) to cure the alleged defaults prior to the specified termination dates or be granted additional time in which to cure any defaults. We are not aware of any other instances of non-compliance with our franchise agreements.

     We believe that we will cure the non-compliance and defaults on these hotels before the applicable termination dates, but we cannot provide assurance that we will be able to do so or that we will be able to obtain additional time in which to do so. If a franchise agreement is terminated, we will either select an alternative franchisor or, with the respective lender’s approval, operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures. Our loan agreements generally prohibit a hotel from operating without a franchise.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of August 9, 2004, we have not completed the required capital expenditures for 32 hotels in accordance with the stipulations and estimate that completing those improvements will cost $19.8 million. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 17 of these hotels aggregating $8.5 million of the $19.8 million. In addition, five of these hotels are held for sale and represent $2.4 million of the $19.8 million.

     We agreed to renew our 15 Marriott franchise agreements during 2004 and to pay, over a three year period, a fee aggregating approximately $500,000, subject to offsets. In connection with these renewals, and after Marriott reviews the capital improvements we have made at our Marriott franchised hotels during 2004, Marriott may, in its reasonable business judgment, require us to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.

     To comply with the requirements of our franchisors and to improve our competitive position in individual markets, we have enhanced our capital improvement program in 2004.

  Letters of Credit

     As of June 30, 2004, we had issued two irrevocable letters of credit totaling $3.6 million as guarantees to Zurich American Insurance Company and Donlen Fleet Management Services. These letters of credit will expire in November 2004 but may require renewal beyond that date. All letters of credit are fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets).

  Self-insurance

     We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, workers’ compensation, auto liability and other forms of insurance. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively impacted. As of June 30, 2004, and December 31, 2003, we had approximately $10.9 million and $10.0 million accrued for these liabilities, respectively.

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

  Litigation

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for in our plans of reorganization, which in the case of the Joint Plan of Reorganization, consists of our common stock and Preferred Stock, and in the case of the Impac Plan of Reorganization, consists of cash. On July 26, 2004 the Preferred Stock was redeemed and cash of $2.2 million replaced the Preferred Stock shares held in the disputed claims reserve. As of June 30, 2004, approximately $20,000 in cash remained to be paid on the Impac claims. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Stockholders’ Equity

     On June 25, 2004, we completed a public equity offering of 18,285,714 shares of our common stock, par value $0.01 per share, at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $176.2 million.

     Additionally, immediately upon the consummation of the equity offering, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Series A Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC, (2) an affiliate of Blackstone Real Estate Advisors and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, Blackstone and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of our common stock, respectively. As part of the Preferred Share Exchange, we recorded a $1.6 million loss on preferred stock redemption for the 4% prepayment premium on the Preferred Stock shares that were converted to common stock.

11. New Accounting Pronouncements

     On July 1, 2003, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, we reclassified the Preferred Stock to the liability section of the consolidated balance sheet and began presenting the related dividends in interest expense. Prior to the adoption of SFAS No. 150, we presented the Preferred Stock between liabilities and equity in our consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on our results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified.. Thus the Preferred Stock dividends for the three and six months ended June 30, 2004 of $4.2 million and $8.5 million, respectively, are presented as part of interest expense while the Preferred Stock dividend for the three and six months ended June 30, 2003 of $3.8 million and $7.6 million, respectively, are presented as a deduction from retained earnings.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance sheet entities. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernible under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity, control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term “variable interest entity” (“VIE”) and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measure of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. We were required to adopt the provisions of FIN 46R relating to any interests in special-purpose entities (SPEs) as of December 31, 2003. In addition, during the first quarter of 2004, we were required to apply the provisions of FIN 46R to any other entities falling within its scope. The adoption of FIN 46 and the counterpart revision (FIN 46R) has not had and is not expected to have a material impact on our financial position and results of operations.

12. Related Party Transactions

     Oaktree and Blackstone, representatives of which serve on our board of directors, and/or affiliates received 2,262,661 shares and 1,049,034 shares of common stock that were exchanged as part of the Preferred Share Exchange. Approximately $26.3 million and $11.1 million of the net proceeds from the equity offering were used to redeem the remaining shares of Preferred Stock held by Oaktree and Blackstone, respectively. Including the Preferred Share Exchange shares, Oaktree and Blackstone are currently the beneficial owners of 2,817,577 and 1,326,909 shares of our common stock, respectively.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Richard Cartoon, our Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business which we retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services as Chief Financial Officer, we were billed $28,000 and $47,000 including expenses, for other support and services provided by Richard Cartoon, LLC for the three and six months ended June 30, 2004, respectively. Richard Cartoon, LLC is continuing to provide restructuring support and other services in the short-term.

     Until May 1, 2004, we had a revolving loan agreement with OCM Fund II that allowed us to borrow up to $2 million; however, all of our borrowings under that agreement were repaid in full in December 2003. The interest rate on the loan was 10% per annum, and in 2003 we paid $42,222 in interest to OCM Fund II on our borrowings. This revolving loan agreement, secured by two land parcels, expired on May 1, 2004. OCM Fund II is a greater than 10% stockholder, and Oaktree is the general partner of OCM Fund II. Russel S. Bernard, a principal of Oaktree and Sean F. Armstrong, a managing director of Oaktree, are directors of Lodgian.

     Merrill Lynch, which served as a joint lead managing underwriter in the offering with Citigroup (see Note 10), is currently the owner of 890,031 shares of our common stock, including 629,420 shares obtained as part of the Preferred Share Exchange, and warrants to purchase 4,287 shares of our common stock. Merrill Lynch also received approximately $6.7 million in cash from the net proceeds of the offering for the remaining shares of Preferred Stock held on July 26, 2004. In November 2002, in connection with our emergence from Chapter 11 bankruptcy, we received exit financing of $302.7 million of senior and mezzanine debt provided by Merrill Lynch Mortgage, an affiliate of Merrill Lynch, which was refinanced as part of our Refinancing Debt in June 2004.

     On June 25, 2004 the public equity offering was completed along with the funding of the $370 million of Refinancing Debt with Merrill Lynch Mortgage. Lodgian paid Merrill Lynch an advisory fee of $1,440,000, a 1% origination fee on the Floating Rate Debt of $1.1 million, and prepayment penalties on the exit financing debt of $2.9 million.

13. Subsequent Events

     As previously discussed, between November 1, 2003 and August 9, 2004, we sold an office building and ten of the hotels identified for sale. One of these hotels was sold in 2003, five were sold in the first quarter of 2004, three were sold in the second quarter of 2004, and one hotel was sold subsequent to the second quarter 2004. Summarized below is certain financial data relating to the one hotel sold between July 1, 2004 and August 9, 2004:

(Unaudited in thousands)
Aggregate sales price	$3,350
Carrying value of property, plant and equipment at June 30, 2004	1,044
Debt paid down from sales proceeds	3,209
Total revenues for the three months ended June 30, 2004 ($1.0 million for the three months ended June 30, 2003)	1,458
Direct operating expenses for the three months ended June 30, 2004 $1.2 million for the three months ended June 30, 2003)	634
Other hotel operating expenses for the three months ended June 30, 2004 ($0.4 million for the three months ended June 30, 2003)	391

     On July 26, 2004, we redeemed 4,048,183 shares of outstanding Series A Preferred Stock totaling approximately $114.0 million. The 79,278 shares of Preferred Stock that remained in the disputed claims reserve were replaced with approximately $2.2 million of cash. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when it was redeemed on July 26, 2004.

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

Executive Summary

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2003. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton”. As of August 9, 2004, we operated 87 hotels with an aggregate of 16,366 rooms, located in 30 states and Canada. Of the 87 hotels, 78 hotels, with an aggregate of 14,348 rooms, are part of our continuing operations, while nine hotels, with an aggregate of 2,018 rooms, are held for sale. Our portfolio of 87 hotels consists of:

•	82 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a minority interest and which we account for on the equity method.

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. Between November 1, 2003 and August 9, 2004, we sold the office building and ten of the nineteen hotels. As of August 9, 2004, our portfolio consisted of 87 hotels, 78 of which represent our continuing portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).

Reverse Stock Split

     On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants, stock options and restricted stock. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

     Fractional shares which resulted from the reverse stock split were paid in cash. Each holder of a fractional share of common stock after the effective date of the reverse split has been paid cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

     All amounts for common stock, warrants, stock options, restricted stock and all earnings per share computations have been retroactively adjusted to reflect this change in our capital structure.

Equity Offering

     On June 25, 2004, we completed an offering of 18,285,714 shares of common stock at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $176.2 million. On July 26, 2004, approximately $114.0 million of the net proceeds was to be used to redeem all of our outstanding Series A Preferred Stock shares including accrued dividends and a 4% prepayment premium, and approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve. We intend to use approximately $35.2 million of the net proceeds to fund capital expenditures, of which $22.7 million was deposited into a reserve account with Merrill Lynch Mortgage as part of the Refinancing Debt. Approximately $3.0 million of the net proceeds of the equity offering was used to fund a reserve account pursuant to other requirements in our June 2004 debt refinancing agreements. We intend to use the remaining net proceeds for general corporate purposes including funding our growth strategy.

Series A Preferred Stock

     On June 25, 2004, immediately following the consummation of our equity offering, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Series A Preferred Stock held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC, (2) an affiliate of Blackstone Real Estate Advisors and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, based on a common stock price of $10.50 per share. In the Preferred Share exchange, Oaktree, Blackstone and Merrill Lynch received 2,262,661, 1,049,034, and 629,420 shares of our common stock, respectively.

     On July 26, 2004, we used approximately $114.0 million of the net proceeds from the equity offering to redeem all of the outstanding shares of Series A Preferred Stock including accrued dividends and a 4% prepayment premium, and approximately $2.2 million to replace the 79,278 shares of Preferred Stock held in the disputed claims reserve.

Summary of Continuing Operations

     Below is a summary of our results of operations, which are presented in more detail in “Results of Operations — Continuing Operations:”

•	Revenues increased as a result of an increase in leisure and business travel as the hospitality industry and the economy continued to recover in the second quarter 2004. In addition, hotels that were renovated in 2003 experienced improved occupancy levels upon the completion of their renovations.

•	Operating expenses, including direct hotel and other operating expenses, decreased $3.1 million in the second quarter 2004 as compared to the second quarter 2003. Our hotels were negatively affected by increased benefit costs for 401k, workers’ compensation, union costs and state unemployment tax rate increases, higher fuel costs, advertising, and repair and maintenance costs. The hotels benefited, however, from the stabilization of health insurance costs due to better claims experience, successful appeals on tax assessments, the settlement of a deferred ground rent obligation on one of our hotels and reduced corporate overhead costs primarily due to lower post-emergence bankruptcy costs. Depreciation and amortization costs were lower due to a reduced asset base from impairment charges. Finally, no impairment charges were recorded in the second quarter 2004, whereas, impairment charges were recorded in the second quarter 2003.

•	Interest expense and other financing costs was impacted by the write-off of our deferred loan costs on the debt that was refinanced, the origination fee on the Refinancing Debt, and the costs incurred for a derivative instrument used to cap our interest rate exposure on the fixed-rate Refinancing Debt. Interest expense and other was also higher in the second quarter 2004 compared with the prior year because we did not incur interest on the debt related to 18 properties in 2003 until those properties emerged from Chapter 11 on May 22, 2003.

•	Loss on preferred stock redemption represents the 4% prepayment premium due at the time the Preferred Stock shares were exchanged for common stock shares.

•	Net loss attributable to common stock was $7.2 million for the second quarter 2004 and $6.3 million for the second quarter 2003.

Summary of Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. Between November 1, 2003 and August 9, 2004, we sold ten of the nineteen hotels and the office building. Summarized below is certain financial data related to the ten hotels and one office building sold between November 1, 2003 and August 9, 2004:

(Unaudited in thousands)
Aggregate sales price	$51,613
Debt pay down (principal only)	38,722
Total revenues for the year ended December 31, 2003	28,121
Direct operating expenses for the year ended December 31, 2003	12,918
Other hotel operating expenses for the year ended December 31, 2003	10,899

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2003 and 2004 as well as the hotel assets held for sale at June 30, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at June 30, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three and six months ended June 30, 2004, we recorded impairment charges of $0.5 million and $2.6 million on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

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

Income Statement Overview

     The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the 77 consolidated hotels which we plan to retain in our portfolio for the foreseeable future, for the three months ended June 30, 2004 and June 30, 2003 and the results of operations for the six months ended June 30, 2004 and June 30, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a general description of the categorization of our revenues and expenses.

     We have modified how we categorize our general, administrative and other expenses to better separate the general and administrative expenses that are hotel related from the expenses that relate to corporate overhead and other. Accordingly, we have divided our general, administrative and other expenses into three expense categories: (1) other hotel operating expenses, (2) property and other taxes, insurance and leases, and (3) corporate and other.

Three Months Ended June 30, 2004 (“Second Quarter 2004”) Compared to the Three Months Ended June 30, 2003 (“Second Quarter 2003”) and Six Months Ended June 30, 2004 (“2004 Period”) Compared to the Six Months Ended June 30, 2003 (“2003 Period”)

Results of Operations — Continuing Operations

Revenues – Continuing Operations

Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended
Revenues (unaudited in thousands):	June 30, 2004	June 30, 2003	Increase (decrease)
Rooms	$64,325	$61,010	$3,315	5.4%
Food and beverage	19,436	18,977	459	2.4%
Other	2,816	2,838	(22)	(0.8)%

Total revenues	$86,577	$82,825	$3,752	4.5%
Occupancy	64.4%	63.4%		1.6%
ADR	$77.81	$74.98	$2.83	3.8%
RevPAR	$50.10	$47.52	$2.58	5.4%

     The 5.4% increase in room revenues is a result of a 1.6% increase in occupancy and a 3.8% increase in ADR (average daily rate). The 1.6% occupancy increase for the second quarter 2004 was negatively impacted by displacement at our hotels that were being renovated during the quarter. Renovation displacement occurs as we receive reservations at a hotel under renovation for which we cannot fulfill the room order because the room is out of service.

     Food and beverage revenues increased 2.4% over the same period last year primarily due to increased a la carte and banquet revenues resulting from higher occupancy levels. Other revenues declined by 0.8% and were affected by a 25.7% decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed Internet access at most of our hotels. The reduction in telephone revenues was offset by an 8.1% increase in other (non-telephone) revenues, such as in-room movies, parking services, laundry services, sundries and snacks and golf and activity sales, which increased due to higher hotel occupancy levels.

  2004 Period Compared to 2003 Period

	Six months ended
Revenues (unaudited in thousands):	June 30, 2004	June 30, 2003	Increase (decrease)
Rooms	$121,888	$114,924	$6,964	6.1%
Food and beverage	35,924	35,584	339	1.0%
Other	5,570	5,696	(126)	(2.2)%

Total revenues	$163,382	$156,204	$7,177	4.6%
Occupancy	61.8%	60.1%		2.8%
ADR	$76.82	$74.89	$1.93	2.6%
RevPAR	$47.47	$45.00	$2.47	5.5%

     The 6.1% increase in room revenues is a result of a 5.5% increase in RevPAR and the impact of the leap year’s additional day in February. RevPAR increased as a result of a 2.8% increase in occupancy and a 2.6% increase in ADR.

     Food and beverage revenues increased 1.0% primarily due to increased banquet room rentals. Other revenues decreased 2.2% primarily driven by a 23.7% decrease in telephone revenues as a result of increased cell phone use by our guests and the availability of free high speed Internet service at most of our hotels. Other (non-telephone) revenues increased by 5.7% for the first six months of the year primarily due to increases in pay TV and parking revenues.

Direct operating expenses – Continuing Operations

  Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended
Direct operating expenses:	June 30, 2004	June 30, 2003	Increase (decrease)
	(Unaudited in thousands)
Rooms	$16,960	$16,730	$230	1.4%
Food and beverage	12,713	12,365	348	2.8%
Other	2,077	1,842	235	12.8%

	$31,750	$30,937	$813	2.6%

% of total revenues	36.7%	37.4%

     Rooms expenses, which vary with room revenues, were higher due to increased revenues. However, rooms expenses did not increase proportionately as room revenues increased due to the moderating effect of the fixed portion of our room expenses. Rooms expenses as a percentage of room revenues for the second quarter 2004 were 26.4% as compared to 27.4% for the second quarter 2003. Total rooms expenses, on an actual cost per occupied room basis, were $20.52 for the second quarter 2004 as compared to $20.56 for second quarter 2003. Payroll and related benefits, on an actual cost per occupied room basis, were $13.01 for the second quarter 2004 as compared to $12.97 for the second quarter 2003. Other rooms expenses, on an actual cost per occupied room basis, decreased from $7.59 in the second quarter 2003 to $7.50 for the second quarter 2004 primarily driven by a decrease in cable television expenses.

     Food and beverage department expenses increased 2.8% in the second quarter 2004 as revenues increased 2.4%. Food and beverage costs as a percentage of revenues were 0.2% higher than second quarter 2003 partially due to higher salaries in the second quarter 2004.

     Other direct operating expenses include telephone service expenses and the costs of providing ancillary services to our guests such as in-room movies, parking, laundry and vending machine sales. Other direct operating expenses for the second quarter 2004 increased 12.8% as compared to the second quarter 2003 while other revenues declined 0.8%. Telephone expenses for the second quarter 2004 increased 5.1% as compared to the second quarter 2003 while ancillary service costs for the second quarter 2004 increased 16.8% as compared to the second quarter 2003 primarily due to an increase in parking costs.

   2004 Period Compared to 2003 Period

	Six months ended
Direct operating expenses:	June 30, 2004	June 30, 2003	Increase (decrease)
	(Unaudited in thousands)
Rooms	$32,978	$32,093	$885	2.8%
Food and beverage	24,247	24,099	148	0.6%
Other	4,049	3,780	269	7.1%

	$61,274	$59,972	$1,302	2.2%

% of total revenues	37.5%	38.4%

     Total direct operating expenses as a percentage of revenues for the first six months of 2004 were 37.5% as compared to 38.4% in the same period 2003 due to continued cost containment programs. Rooms expenses increased 2.8% while room revenues increased 6.1% for the six months ended June 30, 2004. On a cost per occupied room basis, rooms expenses for the first six months of 2004 were $20.78 as compared to $20.91 in the same period in 2003. Payroll and related benefits, on an actual cost per occupied room basis, were $13.24 for the first six months of 2004 as compared to $13.39 for the same period in 2003. Other rooms expenses, on an actual cost per occupied room basis, increased from $7.52 for the first six months of 2003 to $7.55 for the same period in 2004 primarily driven by increases in credit card commissions and guest loyalty program expenses.

     Food and beverage expenses increased 0.6% for the first six months of 2004 from the same period in 2003 as revenues increased 1.0%. Other direct operating expenses increased 7.1% for the first six months of 2004 as compared to the same period in 2003 while other revenues declined by 2.2%. Telephone expenses declined 3.4% while other direct operating costs increased 12.5% primarily due to increases in parking and pay TV costs.

Other operating expenses – Continuing Operations

  Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended
	June 30, 2004	June 30, 2003	Increase (decrease)
	(Unaudited in thousands)
Other operating expenses:
Other hotel operating costs	$23,822	$22,797	$1,025	4.5%
Property and other taxes, insurance and leases	5,376	6,923	(1,547)	(22.3)%
Corporate and other	4,782	6,075	(1,293)	(21.3)%
Depreciation and amortization	6,870	7,573	(703)	(9.3)%
Impairment of long-lived assets	—	1,378	(1,378)	(100.0)%

	$40,850	$44,746	$(3,896)	(8.7)%

% of total revenues	47.2%	54.0%

     Other hotel operating costs increased due to the following:

•	Hotel administration costs increased $0.1 million, primarily as a result of salary and employee benefit increases;

•	Advertising and promotion costs increased $0.2 million, primarily as a result of salary and employee benefit increases;

•	Franchise fees increased $0.5 million as a result of the increase in revenues and the increased cost of brand loyalty programs;

•	Repairs and maintenance costs increased $0.2 million primarily as a result of our continuing preventative maintenance program and our renovation projects; and

•	Utility costs increased $0.1 million as a result of rate and consumption increases.

     Property and other taxes, insurance and leases decreased $1.5 million as compared to second quarter 2003 as a result of stabilization in the insurance markets and improved loss experience, successful appeals related to property tax assessments, reductions in franchise taxes, and settlement of a deferred ground rent obligation at one of our hotels.

     Corporate and other expenses decreased 21.3% in the second quarter 2004 as compared to the same period in 2003 as a result of the significant reduction in post-emergence legal, professional and other costs related to the Chapter 11 proceedings. For the second quarter 2004, these costs totaled $0.1 million compared to $1.8 million for the second quarter 2003 (not including the $0.8 million of reorganization items).

     Depreciation and amortization expenses decreased as a result of our reduced asset base on the continuing operations hotels. The asset base on these hotels was reduced by a $1.4 million impairment charge in the second quarter 2003 and subsequent impairment charges of $11.3 million recorded in the last six months of 2003 on assets held for use.

  2004 Period Compared to 2003 Period

	Six months ended		Increase (decrease)
	June 30, 2004	June 30, 2003
	(Unaudited in thousands)
Other operating expenses:
Other hotel operating costs	$47,894	$45,272	$2,622	5.8%
Property and other taxes, insurance and leases	11,127	13,584	(2,457)	(18.1)%
Corporate and other	9,195	12,045	(2,850)	(23.7)%
Depreciation and amortization	13,675	14,995	(1,320)	(8.8)%
Impairment of long-lived assets	—	1,378	(1,378)	(100.0)%

	$81,891	$87,274	$(5,383)	(6.2)%

% of total revenues	50.1%	55.9%

     Other hotel operating costs increased due to the following:

•	Hotel administration costs increased $0.4 million primarily as a result of salary and employee benefit cost increases;

•	Advertising and promotion costs increased $0.5 million primarily as a result of salary and benefit cost increases;

•	Franchise fees increased $1.0 million as a result of the increase in revenues and the increased cost of brand loyalty programs;

•	Repair and maintenance costs increased $0.5 million due to our preventative maintenance and hotel renovation programs; and

•	Utility costs increased $0.3 million due to rate and consumption increases.

     Property and other tax savings of $0.7 million, insurance savings of $0.7 million, franchise tax savings of $0.2 million, and ground rent savings of $0.9 million in the first six months of 2004 were offset partially by equipment rental increases of $0.1 million.

     Corporate and other expenses decreased 23.7% in the six months ended June 30, 2004 as compared to the same period in 2003 as a result of a significant reduction in post-emergence legal, professional and other costs related to the Chapter 11 proceedings. For the six months ended June 30, 2004 these costs totaled $0.3 million as compared to $3.2 million for the same period in 2003 (not including $2.0 million of reorganization items).

     Depreciation and amortization expenses decreased $1.3 million as a result of our reduced asset base on the continuing operations hotels due to asset write-downs for impairment charges. The asset base on these hotels was reduced by a $1.4 million impairment charge in the second quarter 2003 and subsequent impairment charges of $11.3 million recorded in the last six months of 2003 on assets held for use.

Non-operating income (expenses) – Continuing Operations

  Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended		Increase (decrease)
	June 30, 2004	June 30, 2003
	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$66	$124	$(58)	(46.8)%
Interest expense and other financing costs:
Preferred stock dividend	(4,233)	$—	(4,233)	N/A %
Other interest expense	(19,920)	$(6,919)	(13,001)	187.9%
Loss on preferred stock redemption	(1,592)	—	(1,592)	N/A %
Reorganization items	—	(808)	808	(100.0)%
Minority interests	(71)	(69)	(2)	2.9%

     The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the second quarter 2004 were $4.2 million. In accordance with SFAS No. 150 effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $4.2 million dividend accrued for the second quarter 2004 is reported in interest expense while the $3.8 million dividend accrued for the period April 1, 2003 to June 30, 2003 is shown as a deduction from retained earnings.

     Other interest expense for the second quarter 2004 increased $13.0 million as compared to the same period in 2003 because of the following transactions:

•	The $1.9 million net cost of the swaption contract to hedge against rising interest rates until the Fixed Rate Loans’ interest rate was locked;

•	Prepayment penalties paid to Merrill Lynch Mortgage of $1.9 million on the Senior Loan and $0.8 million on the Mezzanine Loan (not including $0.2 million of prepayment penalties allocated to discontinued operations) with the extinguishment of Merrill Lynch Exit Financing debt;

•	The write-off of $6.7 million in deferred loan costs ($3.3 million for Lehman, $3.4 million for Merrill Lynch and nil for Macon), not including $0.7 million in deferred loan costs allocated to discontinued operations, as a result of the extinguishment of the Merrill Lynch Mortgage, Lehman Debt and Macon Debt;

•	The $0.8 million loan origination costs incurred as a part of the Refinancing Debt (not including $0.3 million of origination costs allocated to discontinued operations); and

•	Loss on preferred stock redemption of $1.6 million representing the 4% prepayment premium on the Preferred Stock shares that were converted to common stock immediately following the consummation of our equity offering on June 25, 2004.

     We continue to incur expenses related to the Chapter 11 proceedings but currently report these expenses as part of general, administrative and other expenses. Reorganization items for the second quarter 2003 of $0.8 million represent Chapter 11 expenses incurred between April 1, 2003 and May 22, 2003 relating to the 18 hotels which emerged from Chapter 11 on May 22, 2003. In accordance with generally accepted accounting principles (“GAAP”), all Chapter 11 expenses incurred in the second quarter 2003 from April 1, 2003 to May 22, 2003 that were related to the 18 hotels were reported as reorganization items.

     Minority interests represent the third party owners’ share of the net income of the four joint ventures in which we have a controlling equity interest. The aggregate results of these joint ventures for the second quarter 2004 were similar to the results for the second quarter 2003; hence our share of the joint ventures’ income for the second quarter 2004 was flat compared to the second quarter 2003.

  2004 Period Compared to 2003 Period

	Six months ended		Increase (decrease)
	June 30, 2004	June 30, 2003
	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$109	$207	$(98)	(47.3)%
Interest expense and other financing costs:
Preferred stock dividend	(8,518)	—	(8,518)	N/A %
Other interest expense	(28,079)	(13,198)	(14,881)	112.8%
Loss on preferred stock redemption	(1,592)	—	(1,592)	N/A %
Reorganization items	—	(2,045)	2,045	(100.0)%
Minority interests	(218)	(217)	(1)	0.5%

     The $8.5 million preferred stock dividend included in interest expense the six months ended June 30, 2004 compares to the $7.6 million dividend charged directly to retained earnings, per GAAP, in the same period in 2003.

     Other interest expense increased $14.9 million in the six months ended June 30, 2004 as compared to the same period in 2003 due to the purchase of a $1.9 million swaption contract, the write-off of $6.7 million of deferred loan costs due to the extinguishment of the Merrill Lynch Mortgage, Lehman Debt, and Macon Debt, $2.7 million of prepayment penalties for early retirement on the Merrill Lynch Mortgage debt, the expensing of $0.8 million in loan origination costs incurred as part of the Refinancing Debt and additional mortgage interest in 2004 on the former Lehman hotels since we did not pay interest expense during 2003 while the hotels were in Chapter 11.

     Loss on preferred stock redemption of $1.6 million represents the 4% prepayment premium on the Preferred Stock shares that were converted to common stock immediately following the consummation of our equity offering on June 25, 2004.

     Post-emergence bankruptcy charges incurred during the six months ended June 30, 2004 are included in corporate general and administrative expenses whereas reorganization expenses for the 18 hotels that were in Chapter 11 in the same period in 2003 are categorized as reorganization expenses per GAAP.

     The aggregate results of our four joint ventures in which we have a controlling equity interest for the six months ended June 30, 2004 were similar to the same period in 2003; hence, our share of the joint ventures’ income for six months ended June 30, 2004 is flat as compared to the same period in 2003.

Results of Operations — Discontinued Operations

     Discontinued operations include results of operations for both assets sold during the reporting period and assets that have been identified for sale. Consequently, the 10 hotels and three land parcels which were held for sale at June 30, 2004, as well as the 18 hotels and the office building that were disposed of between January 1, 2003 and June 30, 2004, are included in discontinued operations. We present the current quarter’s results of these hotels as discontinued operations as well as the comparative results for the prior quarter.

     Set forth below are the condensed combined statement of operations for the properties classified as discontinued operations:

  Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended
	June 30,	June 30,	Increase
	2004	2003	(Decrease)
	(Unaudited in thousands)
Revenues:
Rooms	$8,491	$12,709	$(4,218)
Food and beverage	2,439	3,176	(737)
Other	358	893	(535)

	11,288	16,778	(5,490)

Operating expenses:
Direct:
Rooms	2,339	3,714	(1,375)
Food and beverage	1,751	2,360	(609)
Other	253	586	(333)

	4,343	6,660	(2,317)

	6,945	10,118	(3,173)
Other operating expenses:
Other hotel operating costs	3,460	5,721	(2,261)
Property and other taxes, insurance and leases	74	1,871	(1,797)
Depreciation and amortization	18	1,502	(1,484)
Impairment of long-lived assets	451	2,070	(1,619)

Other operating expenses	4,003	11,164	(7,161)

	2,942	(1,046)	3,988
Interest expense and other financing costs	(2,583)	(791)	(1,792)
Gain on asset dispositions	4,242	1	4,241

Loss before income taxes	4,601	(1,836)	6,437
Provision for income taxes	—	—	—

Net loss	$4,601	$(1,836)	$6,437

     Second quarter 2004 revenues and expenses reflected in discontinued operations above are not fully comparable with the second quarter 2003 revenues and expenses as a result of the following:

•	For the second quarter 2004 there are no revenues and expenses in the table for the hotel and office building sold during 2003 and the five properties sold in first quarter 2004. Hence, the second quarter 2003 results reflect the full quarter’s operations for these seven properties. For the second quarter 2003, revenues for these seven properties were $3.8 million and direct operating expenses were $1.6 million in aggregate.

•	Less than a full quarter’s revenues and expenses are included in the results for the second quarter 2004 for the three hotels sold at various intervals during the quarter.

     Additionally, the following factors affected the results of the hotels included in discontinued operations:

•	Depreciation on these hotels was suspended by our classification of these assets as held for sale. Fourteen of the nineteen hotels were identified for sale in June 2003 and therefore the full quarter’s depreciation would have been recorded in the second quarter 2003 with no depreciation on these assets recorded during the second quarter 2004. Impairment charges of $0.5 million recorded in the second quarter 2004 represent the excess of the carrying values of assets held for sale over the revised estimated selling price less estimated selling costs.

•	Interest expense increased as a result of the Lehman Financing which was executed in May 2003 and which replaced debt on which we were not required to pay interest while the related hotels were in Chapter 11.

•	The gain on asset dispositions of $4.2 million represents the gain on sale of two of the three hotels sold during the second quarter 2004.

  2004 Period Compared to 2003 Period

	Six months ended
	June 30,	June 30,	Increase
	2004	2003*	(Decrease)
	(Unaudited in thousands)
Revenues:
Rooms	$16,435	$21,843	$(5,408)
Food and beverage	4,757	5,535	(778)
Other	836	1,686	(850)

	22,028	29,064	(7,036)

Operating expenses:
Direct:
Rooms	5,035	6,910	(1,875)
Food and beverage	3,585	4,388	(803)
Other	638	1,184	(546)

	9,258	12,482	(3,224)

	12,770	16,582	(3,812)
Other operating expenses:
Other hotel operating costs	8,514	11,474	(2,960)
Property and other taxes, insurance and leases	1,083	3,868	(2,785)
Depreciation and amortization	151	2,949	(2,798)
Impairment of long-lived assets	2,604	2,070	534

Other operating expenses	12,352	20,361	(8,009)

	418	(3,779)	4,197
Interest expense and other financing costs	(3,768)	(1,301)	(2,467)
Gain on asset dispositions	7,249	1	7,248

Loss before income taxes	3,899	(5,079)	8,978
Provision for income taxes	—	—	—

Net loss	$3,899	$(5,079)	$8,978

*The six months ended June 30, 2003 revenues and expenses in the table above includes de minimus amounts for the eight hotels conveyed to a lender in January 2003 and the one hotel returned to the lessor of a capital lease, also in January 2003.

     The six months ended June 30, 2004 revenues and expenses reflected in discontinued operations above are not fully comparable with the six months ended June 30, 2003 revenues and expenses as a result of the following:

•	For the six months ended June 30, 2004 there are no revenues and expenses in the table for the hotel and office building sold during 2003. The hotel was sold in November 2003 and the office building was sold in December 2003. Hence, the six months ended June 30, 2003 results reflect the full period’s operations for these two properties. For the six months ended June 30, 2003, revenues for these two properties were $1.4 million and direct operating expenses were $0.6 million in aggregate.

•	Less than six month’s revenues and expenses are included in the results for the six months ended June 30, 2004 for the eight hotels sold at various intervals during the period.

     Additionally the following factors affected the results of the hotels included in discontinued operations:

•	Depreciation on these hotels was suspended by our classification of these assets as held for sale. All nineteen hotels were identified for sale in June 2003 or later and hence the full six months depreciation would have been recorded in the six months ended June 30, 2003 with no depreciation on these assets being recorded during the six months ended June 30, 2004. Impairment charges of $2.6 million and $2.1 million were recorded for the six months ended June 30, 2004 and June 30, 2003, respectively, which represent the excess of the carrying values of assets held for sale over the revised estimated selling price less estimated selling costs.

•	Interest expense increased as a result of the Lehman Financing which was executed in May 2003 and which replaced debt on which we were not required to pay interest while the related hotels were in Chapter 11.

•	The gain on asset dispositions of $7.2 million represents the gain on sale of six of the eight hotels sold during the six months ended June 30, 2004.

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

     The recently concluded equity offering resulted in another Section 382 ownership change, placing further limitations on the Company’s ability to utilize these losses. Due to these and other limitations, a portion or all of the net operating loss carryforwards could expire unused. At December 31, 2003, we established a valuation allowance of $140.0 million to fully offset our net deferred tax asset.

EBITDA

     We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation and amortization are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the term of the applicable agreements. We also believe that EBITDA provides pertinent information to investors and is an additional indicator of our operating performance.

     The following table presents EBITDA, a non-GAAP measure, for the second quarter 2004 and second quarter 2003 and the six months ended June 30, 2004 and June 30, 2003, and provides a reconciliation with the loss from continuing operations, a GAAP measure:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Continuing operations:
Loss — continuing operations	$(11,848)	$(605)	$(18,232)	$(6,446)
Depreciation and amortization	6,870	7,573	13,675	14,995
Impairment of long-lived assets	—	1,378	—	1,378
Interest income and other	(66)	(124)	(109)	(207)
Interest expense and other financing costs	19,920	6,919	28,079	13,198
Preferred stock dividends	4,233	—	8,518	—
Loss on preferred stock redemption	1,592	—	1,592	—
Provision for income taxes — continuing operations	75	75	151	151

EBITDA	$20,776	$15,216	$33,674	$23,069

Loss — continuing operations is after deducting post-emergence Chapter 11 expenses, included in general, administrative and other on the consolidated statement of operations, of $0.1 million and $1.0 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $0.3 million and $3.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. EBITDA for the three and six months ended June 30, 2003 is also after deducting reorganization expenses of $0.8 million and $2.0 million, respectively.

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations

     The following table presents certain quarterly data for our continuing operations for the six quarters ended June 30, 2004. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the fiscal year ended December 31, 2003. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 77 hotels classified in continuing operations at June 30, 2004.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2003	2003	2003	2003
Revenues:
Rooms	$64,325	$57,563	$52,089	$62,506	$61,010	$53,914
Food and beverage	19,436	16,488	18,800	16,407	18,977	16,607
Other	2,816	2,754	2,817	2,841	2,838	2,858

	86,577	76,805	73,706	81,754	82,825	73,379

Operating expenses:
Direct:
Rooms	16,960	16,018	16,023	17,697	16,730	15,363
Food and beverage	12,713	11,534	12,557	12,030	12,365	11,734
Other	2,077	1,972	2,178	2,013	1,842	1,938

	31,750	29,524	30,758	31,740	30,937	29,035

	54,827	47,281	42,948	50,014	51,888	44,344
Other operating expenses:
Other hotel operating expenses	23,822	24,072	22,546	24,164	22,797	22,475
Property and other taxes, insurance and leases	5,376	5,751	5,343	6,087	6,923	6,661
Corporate and other	4,782	4,413	4,791	4,235	6,075	5,970
Depreciation and amortization	6,870	6,805	7,156	7,572	7,573	7,422
Impairment of long-lived assets	—	—	11,286	2	1,378	—

Other operating expenses	40,850	41,041	51,122	42,060	44,746	42,528

	13,977	6,240	(8,174)	7,954	7,142	1,816
Other income (expenses):
Interest income and other	66	43	366	114	124	83
Interest expense and other financing costs:
Preferred stock dividend	(4,233)	(4,285)	(4,065)	(4,027)
Other interest expense	(19,920)	(8,159)	(7,756)	(7,665)	(6,919)	(6,279)
Gain on asset dispositions		0	444	—	—	—
Loss on preferred stock redemption	(1,592)	—	—	—	—	—

(Loss) income before income taxes, reorganization items and minority interests	(11,702)	(6,161)	(19,185)	(3,624)	347	(4,380)
Reorganization items	—	—	647	—	(808)	(1,237)

Loss before income taxes and minority interest	(11,702)	(6,161)	(18,538)	(3,624)	(461)	(5,617)
Minority interests	(71)	(147)	1,412	99	(69)	(148)

Loss before income taxes — continuing operations	(11,773)	(6,308)	(17,126)	(3,525)	(530)	(5,765)
(Provision) benefit for income taxes - continuing operations	(75)	(76)	48	(75)	(75)	(76)

Loss — continuing operations	(11,848)	(6,384)	(17,078)	(3,600)	(605)	(5,841)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	4,601	(702)	572	(46)	(1,836)	(3,243)
Income tax benefit (provision)	—	—	—	—	—	—

(Loss) income from discontinued operations	4,601	(702)	572	(46)	(1,836)	(3,243)

Net loss	(7,247)	(7,086)	(16,506)	(3,646)	(2,441)	(9,084)
Preferred stock dividend	—	—	—	—	(3,818)	(3,776)

Net loss attributable to common stock	$(7,247)	$(7,086)	$(16,506)	$(3,646)	$(6,259)	$(12,860)

EBITDA Reconciliation of Continuing Operations

The following table is a reconciliation of the quarterly EBITDA for the hotels classified as continuing operations as of June 30, 2004, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	June 30, 2004	March 30, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Continuing operations:
Loss — continuing operations	$(11,848)	$(6,384)	$(17,078)	$(3,600)	$(605)	$(5,841)
Depreciation and amortization	6,870	6,805	7,156	7,572	7,573	7,422
Impairment of long-lived assets	—	—	11,286	2	1,378	—
Interest income and other	(66)	(43)	(366)	(114)	(124)	(83)
Interest expense and other financing costs	19,920	8,159	7,756	7,665	6,919	6,279
Preferred stock dividends	4,233	4,285	4,065	4,027	—	—
Gain on asset dispositions	—	(0)	(444)	—	—	—
Loss on preferred stock redemption	1,592	—	—	—	—	—
Provision (benefit) for income taxes— continuing operations	75	76	(48)	75	75	76

EBITDA	$20,776	$12,898	$12,327	$15,627	$15,216	$7,853

  Hotel data by market segment and region

     The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at June 30, 2004, by market segment for the second quarter 2004 and the second quarter 2003 and the six months ended June 30, 2004 and June 30, 2003. From November 1, 2003 through August 9, 2004, we sold ten of the hotels included in the following table as part of our discontinued operations.

Combined Continuing and Discontinued Operations — 88 hotels

	Capital expenditures	Three Months Ended		Six Months Ended
	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands $)
Upper Upscale
Number of properties	$753	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.0%	57.7%	68.0%	59.6%
Average daily rate		$95.43	$88.93	$94.87	$90.76
RevPAR		$68.74	$51.35	$64.53	$54.11
Upscale
Number of properties	4,571	17	17	17	17
Number of rooms		3,002	3,002	3,002	3,002
Occupancy		69.2%	68.2%	68.9%	67.1%
Average daily rate		$84.95	$83.67	$86.73	$85.75
RevPAR		$58.77	$57.08	$59.78	$57.51
Midscale with Food & Beverage
Number of properties	6,755	55	55	55	55
Number of rooms		11,198	11,198	11,198	11,198
Occupancy		61.6%	61.2%	57.3%	56.3%
Average daily rate		$74.20	$72.31	$72.02	$70.69
RevPAR		$45.67	$44.24	$41.24	$39.77
Midscale without Food & Beverage
Number of properties	325	9	9	9	9
Number of rooms		1,067	1,067	1,067	1,067
Occupancy		63.5%	60.1%	60.3%	52.6%
Average daily rate		$60.99	$59.73	$61.13	$59.52
RevPAR		$38.76	$35.89	$36.85	$31.31
Independent Hotels
Number of properties	80	3	3	3	3
Number of rooms		535	535	535	535
Occupancy		43.4%	49.7%	39.1%	44.7%
Average daily rate		$67.19	$62.02	$63.18	$59.95
RevPAR		$29.14	$30.82	$24.71	$26.82
All Hotels
Number of properties	12,484	88	88	88	88
Number of rooms		16,627	16,627	16,627	16,627
Occupancy		63.0%	61.8%	59.5%	57.8%
Average daily rate		$76.53	$74.29	$75.50	$73.95
RevPAR		$48.21	$45.94	$44.93	$42.73

The categories in the table above are based on the Smith Travel Research Chain Scales and are defined as:

Upper Upscale: Hilton and Marriott
Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott
Midscale with Food & Beverage: Clarion, Doubletree, Four Points, Holiday Inn, Holiday Inn Select,
  Holiday Inn SunSpree Resort and Quality Inn
Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express

Continuing Operations — 78 hotels

	Capital expenditures	Three Months Ended		Six Months Ended
	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands $)
Upper Upscale
Number of properties	$753	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.0%	57.7%	68.0%	59.6%
Average daily rate		$95.43	$88.93	$94.87	$90.76
RevPAR		$68.74	$51.35	$64.53	$54.11
Upscale
Number of properties	4,571	17	17	17	17
Number of rooms		3,002	3,002	3,002	3,002
Occupancy		69.2%	68.2%	68.9%	67.1%
Average daily rate		$84.95	$83.67	$86.73	$85.75
RevPAR		$58.77	$57.08	$59.78	$57.51
Midscale with Food & Beverage
Number of properties	6,307	45	44	44	44
Number of rooms		8,919	8,526	8,526	8,526
Occupancy		62.9%	64.6%	59.9%	60.7%
Average daily rate		$75.60	$72.74	$73.34	$71.40
RevPAR		$47.53	$47.02	$43.91	$43.34
Midscale without Food & Beverage
Number of properties	325	9	7	7	7
Number of rooms		1,067	833	833	833
Occupancy		63.5%	58.2%	60.3%	51.7%
Average daily rate		$60.99	$60.89	$61.13	$60.68
RevPAR		$38.76	$35.42	$36.85	$31.35
Independent Hotels
Number of properties	80	3	6	6	6
Number of rooms		535	1,162	1,162	1,162
Occupancy		43.4%	46.2%	39.1%	41.2%
Average daily rate		$67.19	$62.90	$63.18	$60.93
RevPAR		$29.14	$29.05	$24.71	$25.10
All Hotels
Number of properties	12,036	78	78	78	78
Number of rooms		14,348	14,348	14,348	14,348
Occupancy		64.0%	63.1%	61.5%	59.9%
Average daily rate		$77.70	$74.85	$76.72	$74.75
RevPAR		$49.76	$47.24	$47.18	$44.75

The categories in the table above are based on the Smith Travel Research Chain Scales and are defined as:

Upper Upscale: Hilton and Marriott
Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott
Midscale with Food & Beverage: Clarion, Doubletree, Four Points, Holiday Inn, Holiday Inn Select,
  Holiday Inn SunSpree Resort and Quality Inn
Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express

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

     The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at June 30, 2004, by market segment for the second quarter 2004 and the second quarter 2003 and the six months ended June 30, 2004 and June 30, 2003. From November 1, 2003 through August 9, 2004, we sold ten of the hotels included in the following table as part of our discontinued operations.

Combined Continuing and Discontinued Operations — 88 hotels

	Capital expenditures	Three Months Ended		Six Months Ended
	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands $)
Northeast Region
Number of properties	$3,064	33	33	33	33
Number of rooms		6,325	6,325	6,325	6,325
Occupancy		66.5%	65.2%	60.3%	58.8%
Average daily rate		$83.34	$81.85	$81.24	$79.82
RevPAR		$55.42	$53.38	$48.98	$46.90
Southeast Region
Number of properties	4,378	30	30	30	30
Number of rooms		5,088	5,088	5,088	5,088
Occupancy		61.5%	62.5%	59.3%	58.4%
Average daily rate		$72.17	$68.33	$69.86	$67.08
RevPAR		$44.36	$42.69	$41.45	$39.20
Midwest Region
Number of properties	1,453	18	18	18	18
Number of rooms		3,895	3,895	3,895	3,895
Occupancy		60.6%	56.2%	56.0%	53.3%
Average daily rate		$69.33	$68.60	$69.90	$69.83
RevPAR		$42.00	$38.57	$39.16	$37.26
West Region
Number of properties	3,589	7	7	7	7
Number of rooms		1,319	1,319	1,319	1,319
Occupancy		59.2%	59.8%	66.7%	63.6%
Average daily rate		$79.03	$74.59	$83.82	$82.54
RevPAR		$46.77	$44.62	$55.90	$52.49
All Hotels
Number of properties	12,484	88	88	88	88
Number of rooms		16,627	16,627	16,627	16,627
Occupancy		63.0%	61.8%	59.5%	57.8%
Average daily rate		$76.53	$74.29	$75.50	$73.95
RevPAR		$48.21	$45.94	$44.93	$42.73

The regions in the table above are defined as:

Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia
Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee
Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas
West: Arizona, California, Colorado, New Mexico

Continuing Operations — 78 hotels

	Capital expenditures	Three Months Ended		Six Months Ended
	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands $)
Northeast Region
Number of properties	$2,681	28	28	28	28
Number of rooms		5,154	5,154	5,154	5,154
Occupancy		69.2%	67.9%	64.0%	62.5%
Average daily rate		$85.60	$83.09	$83.30	$81.38
RevPAR		$59.23	$56.41	$53.34	$50.86
Southeast Region
Number of properties	4,327	27	27	27	27
Number of rooms		4,612	4,612	4,612	4,612
Occupancy		61.3%	62.7%	59.8%	59.3%
Average daily rate		$72.62	$69.06	$70.62	$67.83
RevPAR		$44.50	$43.33	$42.21	$40.23
Midwest Region
Number of properties	1,439	16	16	16	16
Number of rooms		3,263	3,263	3,263	3,263
Occupancy		61.8%	57.5%	57.8%	55.0%
Average daily rate		$70.34	$68.51	$70.79	$69.75
RevPAR		$43.44	$39.37	$40.93	$38.35
West Region
Number of properties	3,589	7	7	7	7
Number of rooms		1,319	1,319	1,319	1,319
Occupancy		59.2%	59.8%	66.7%	63.6%
Average daily rate		$79.03	$74.59	$83.82	$82.54
RevPAR		$46.77	$44.62	$55.90	$52.49
All Hotels
Number of properties	12,036	78	78	78	78
Number of rooms		14,348	14,348	14,348	14,348
Occupancy		64.0%	63.1%	61.5%	59.9%
Average daily rate		$77.70	$74.85	$76.72	$74.75
RevPAR		$49.76	$47.24	$47.18	$44.75

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

Liquidity and Capital Resources

Working Capital

     We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At June 30, 2004, airline receivables represented approximately 18.2% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Between November 1, 2003 and August 9, 2004, we sold ten hotels and an office building with another nine hotels and three land parcels classified as assets held for sale. The aggregate sales price from the sale of the ten hotels and office building sold between November 1, 2003 and August 9, 2004, was $51.6 million, $38.7 million of which was used to pay down debt and $9.4 million of which was used for general corporate purposes, including capital expenditures.

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

     In June 2004, we completed an offering to the public of our common stock, the purpose of which was to redeem our outstanding Preferred Stock, to fund capital expenditures related to renovations and repositionings of selected hotels, and for general corporate purposes including funding our growth strategy. In connection with this offering, we refinanced approximately $370 million of our floating rate mortgage debt in order to extend maturities and to convert a substantial portion of floating rate debt to fixed rate debt.

     We intend to continue to use our cash flow to make scheduled debt service payments and fund operations and capital expenditures and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future.

     Although we have emerged from Chapter 11, the distribution of shares to general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. We have established a disputed claims reserve out of which those claims will be paid. Until this process is complete, we will continue to incur expenses in respect of these claims as well as Bankruptcy Court fees and professional fees.

     In accordance with GAAP, all assets held for sale, including assets that would normally be classified as long-term assets in the normal course of business, were reported as “assets held for sale” in current assets. Similarly, all liabilities related to assets held for sale were reported as “liabilities related to assets held for sale” in current liabilities, including debt that would otherwise be classified as long-term liabilities in the ordinary course of business.

     At June 30, 2004, we had working capital (current assets less current liabilities) of $49.4 million compared to $2.4 million at December 31, 2003. Working capital of $2.4 million as of December 31, 2003 was determined based on current assets and current liabilities as of that date. Had the preferred stock liability been classified as a current liability at December 31, 2003, consistent with the classification as of June 30, 2004, the working capital deficit would have been 139.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt, Contractual Obligations and Franchise Agreements — Exit Financing” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 with respect to our decision to include the Merrill Lynch Mortgage debt financing in long-term debt.

     The increase in working capital was primarily the result of an increase in cash and cash equivalents due to the cash proceeds received from the June 2004 common stock offering. The net proceeds to us from the common stock offering approximated $176.2 million, of which approximately $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage ($22.7 million for capital expenditures and $3.0 million for other requirements related to a hotel ground lease) pursuant to requirements in our June 2004 Refinancing Debt agreements. The remaining $150.6 million in cash proceeds received from the offering was held in cash and cash equivalents at June 30, 2004. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Series A Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve.

     During the second quarter 2004 and the six months ended June 30, 2004, we spent approximately $7.9 million and $12.9 million, respectively, on capital expenditures. We expect to spend an additional $30.1 million during the remainder of 2004, with an additional $10.5 million that will be spent in the first quarter 2005 to complete the projects started in 2004, thereby completing substantially all of our deferred renovations.

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

Cash Flow

  Operating Activities

     Net cash provided by operating activities was $11.1 million and $13.2 million for the six months ended June 30, 2004 and 2003, respectively. Although EBITDA of $33.7 million for six months ended June 30, 2004 was $10.6 million higher than six months ended June 30, 2003, net cash provided by operating activities was $2.0 million lower in the six months ended June 30, 2004 primarily as the result of the release of bankruptcy-related restricted cash during 2003.

     During the six months ended June 30, 2003, $10.8 million of restricted cash was released and made available for our operations.

  Investing Activities

     Investing activities provided net cash flow of $0.5 million for the six months ended June 30, 2004 while investing activities accounted for a net cash outflow of approximately $13.3 million for the first six months of 2003. The increase in investing activities in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is primarily a result of cash inflows from the sale of hotels during the six months ended June 30, 2004. Net proceeds from the sale of eight hotels during the six months ended June 30, 2004 totaled $33.9 million. Investing activities for the six months ended June 30, 2004 also consisted of deposits to lender controlled capital reserves of $20.5 million and capital expenditure outlays of $12.9 million. Due primarily to large scale renovations being performed at some of our hotels during the six months ended June 30, 2003, capital expenditures totaled $19.5 million, which were partially funded by withdrawals of $7.0 million from lender-controlled capital expenditure escrows.

  Financing activities

     The increase in financing activities in the six months ended June 30, 2004 was primarily due to the proceeds received from the equity offering of our common stock in June 2004 of $176.2 million, net of the underwriting discount, offset by approximately $3.8 million of other expenses we incurred related to the equity offering.

     Primarily as a result of our debt refinance with Merrill Lynch and the sale of eight hotels, we paid down portions of our debt in the six months ended June 30, 2004. Principal payments, including scheduled principal payments, were approximately $393.1 million for the six months ended June 30, 2004 compared with principal payments and the refinance of 18 of our hotels upon their emergence from Chapter 11 of $78.8 million in the six months ended June 30, 2003. Financing activities also consisted of payments of financing costs of $5.4 million and $4.4 million for the six months ended June 30, 2004 and six months ended June 30, 2003, respectively.

     On September 18, 2003, we drew down the full availability of $2.0 million under a revolving credit facility with OCM Real Estate Opportunities Fund II, L.P. (the “OCM Fund”). The revolving loan agreement, secured by two land parcels, expired on May 1, 2004. We did not renew the facility on May 1, 2004. Borrowings under the facility bore interest at the fixed rate of 10% per annum and were repaid in December 2003 out of the proceeds we received from the sale of an office building.

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

Market Risk

     We are exposed to interest rate risks on our variable rate debt. At June 30, 2004 and December 31, 2003, we had outstanding variable rate debt of approximately $110.0 million and $382.8 million, respectively.

     In order to manage our exposure to fluctuations in interest rates with the U.S. portion of the exit financing received in November 2002 ($299.3 million at December 31, 2003), we entered into two interest rate cap agreements, which allowed us to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.44% plus the spread. If LIBOR exceeded 6.44%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest was payable on the underlying debt. If LIBOR would have been below 6.44%, there would have been no settlement from the interest rate caps. Therefore, we were exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.44% but we were not exposed to increases in LIBOR above 6.44% because settlements from the interest rate caps would have offset the incremental interest expense. The one-month LIBOR as of June 30, 2004 was 1.36%. The notional principal amount of the interest rate caps outstanding was $302.2 million at December 31, 2003.

     On May 22, 2003, we finalized the $80 million Lehman Financing. The Lehman Financing was a two-year term loan with an optional one-year extension and bore interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively capped the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeded 5.00%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincided with the dates on which interest was payable on the underlying debt. If LIBOR would have fallen below 5.00%, there would have been no settlement from the interest rate cap. We were exposed to interest rate risks on the Lehman Financing for LIBOR of between 2.00% and 5.00%. The notional principal amount of the interest rate cap outstanding was $79.2 million at December 31, 2003.

     On June 25, 2004, we refinanced both the exit financing and Lehman financing with Merrill Lynch Mortgage. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at June 30, 2004.

     The fair value of the interest rate cap related to Refinanced Debt as of June 30, 2004 was approximately $175,000. The fair values of the two interest rate caps related to the Merrill Lynch Exit Financing and the one cap related to the Lehman Financing as of June 30, 2004 and December 31, 2003 were approximately $15,000 and nil, respectively. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

     With respect to the fair market value of the four interest rate caps, we believe that our interest rate risk at June 30, 2004 and December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of June 30, 2004 would be a reduction in net income of approximately $145,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

     The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of June 30, 2004 and December 31, 2003 would be approximately $13.1 million and $3.0 million, respectively.

     In addition, the hotel business is inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. As of June 30, 2004, approximately 24.4% of the long-term debt carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose us to the risk of changes in the fair value of these instruments. Our outstanding debt was $457.7 million, at June 30, 2004, including current maturities and long-term debt related to assets held for sale.

     At June 30, 2004, approximately $110.0 million of debt instruments outstanding were subject to changes in the LIBOR rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million. The fair value of the fixed rate debt (book value $341.1 million) at June 30, 2004 is estimated at $350.5 million.

Forward-looking Statements

     We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” and “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects are subject to many risks and uncertainties including the following:

•	The effects of regional, national and international economic conditions, including the magnitude and duration of the economic recovery in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	Our high level of secured debt;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed; and

•	The risks identified under “Risks Related to Our Business” and “Risks Relating to Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

New Accounting Pronouncements

     The table below summarizes recent accounting pronouncements and their effects on Lodgian:

		Month	Effective date for	Summary of Major
	Description	Issued	Lodgian	Provisions	Effect on Lodgian
FIN No. 46	Consolidation of Variable Interest Entities	January-03	Special purpose entities — December 31, 2003. Other entities — first quarter of 2004.	Addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.	No impact, since we have no variable interest entities

SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity	May-03	July-03	Aims to eliminate diversity by requiring that certain types of freestanding instruments be reported as liabilities including mandatorily redeemable shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets	Our Mandatorily Redeemable 12.25% Cumulative Preferred Stock has been reclassified to long-term debt in the Condensed Consolidated Financial Statements and the related dividends for the period January 1, 2004 to June 30, 2004 has been included in interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4. Controls and Procedures

     a) Based on an evaluation of our disclosure controls and procedures carried out as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     b) During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for in our plans of reorganization, which in the case of the Joint Plan of Reorganization, consists of our securities, and in the case of the Impac Plan of Reorganization, consists of $0.1 million of cash as of June 30, 2004. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

Item 2. Changes in Securities

     On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3). The reverse split affected all of our issued and outstanding common shares, warrants, restricted stock and stock options. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

     At the annual meeting of stockholders on April 8, 2004, our stockholders authorized us to affect a reverse split of our common stock at one of the following ratios:

•	1-for-1 ½;

•	1-for-2;

•	1-for-2 ½;

•	1-for-3;

•	1-for-3 ½; and

•	1-for-4

     as determined by the Board of Directors.

     Fractional shares which resulted from the reverse stock split were paid in cash. Each holder of a fractional share of common stock after the effective date of the reverse split was paid in cash equal to the product of (i) the average of the closing prices of the common stock for the last ten trading days prior to April 30, 2004, multiplied by (ii) the fraction of a share of common stock held by such holder.

     Also, at the annual meeting of stockholders on April 8, 2004, our stockholders authorized an increase in our authorized share capital from 40 million to 70 million shares.

     On June 25, 2004, we completed an equity offering of 18,285,714 shares of our common stock, par value $0.01 per share, at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $176.2 million.

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

     The Preferred Stock issued on November 25, 2002 (the date on which the first of the two plans of reorganization became effective) accrued dividends at the rate of 12.25% per annum. As required, we paid the dividend due on November 21, 2003 by issuing additional shares of Preferred Stock, except for fractional shares which we paid in cash.

     On June 25, 2004, immediately following the consummation of our equity offering, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Series A Preferred Stock held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC, (2) an affiliate of Blackstone Real Estate Advisors, and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, based on a common stock price of $10.50 per share. In the Preferred Share exchange, Oaktree, Blackstone and Merrill Lynch received 2,262,661, 1,049,034, and 629,420 shares of our common stock, respectively.

     On July 26, 2004, we used approximately $114.0 million of the net proceeds from the equity offering to redeem all of the outstanding shares of Series A Preferred Stock including accrued dividends and a 4% prepayment premium; and approximately $2.2 million replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve, an amount equal to the liquidation preference of those shares, plus accrued dividends and a 4% prepayment premium.

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

     3. For the approval of a capital restructuring proposal to permit the board of directors, in its sole discretion, to amend our certificate of incorporation to implement a reverse stock split of our issued and outstanding common stock at one of the following ratios: 1-for-1 ½, 1-for-2, 1-for-2 ½, 1-for-3, 1-for-3 ½, and 1-for-4:

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

     (b) Reports on Form 8-K

     A Form 8-K was filed on April 26, 2004 relating to results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.
	By:	/s/ W. THOMAS PARRINGTON
Date: August 16, 2004		W. Thomas Parrington
President and Chief Executive Officer

	By:	/s/ MANUEL ARTIME
Date: August 16, 2004		Manuel Artime
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
1.1	Purchase Agreement, dated June 22, 2004.
10.1.1	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc.
10.1.2	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.1.3	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.1.4	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.1.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.1.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.1.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.1.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Floating, LLC and Merrill Lynch Mortgage Lending, Inc.
10.1.9	Collateral Assignment of Interest Rate Protection Agreement, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.1.10	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp.
10.1.11	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.2.1	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc.
10.2.2	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.2.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.2.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.2.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.2.6	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.

Exhibit
Number	Description
10.2.7	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc.
10.2.8	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp.
10.2.9	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.3.1	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc.
10.3.2	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.3.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.3.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.3.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.3.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.3.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.3.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc.
10.3.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp.
10.3.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.4.1	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc.
10.4.2	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.4.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.4.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.4.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.4.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.

Exhibit
Number	Description
10.4.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.4.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc.
10.4.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp.
10.4.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.5.1	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc.
10.5.2	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc.
10.5.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.5.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.5.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.5.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.5.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc.
10.5.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc.
10.5.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp.
10.5.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc.
10.6	General Form of Mortgage, Assignment of Leases and Rents and Security Agreement by [Property Owner Name](Mortgagor) to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.7	General Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement (Credit Line Deed of Trust) by [Property Owner Name](Trustor) to [Trustee Name] for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.8	General Form of Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by [Property Owner Name](Borrower) to and for the benefit of Merrill Lynch Mortgage Lending, Inc.
10.9	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto.
10.10	Registration Rights Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto.
10.11	Restricted Unit Award Agreement with Thomas W. Parrington, dated as of April 9, 2004

Exhibit
Number	Description
(Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.12	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.13	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.14	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.15	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004.).
21.1	Subsidiaries of Lodgian, Inc.
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.
32	Sarbanes-Oxley Section 902 Certification by the CEO and CFO.