Form 10-Q
period 2004-09-30
LODGIAN INC
filed 2004-11-19
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the transition period from to

Commission file no. 1-14537

Lodgian, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2093696 (I.R.S. Employer Identification No.)
3445 Peachtree Road, N.E., Suite 700, Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes☑     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 8, 2004

Common	24,544,462

LODGIAN, INC. AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and September 30, 2003 and for the Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2004 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 6.	Exhibits	43
Signatures		44
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,344	$10,897
Cash, restricted	9,963	7,084
Accounts receivable (net of allowances: 2004 - $985; 2003 - $689)	11,380	8,169
Insurance receivable	3,001	—
Inventories	6,096	5,609
Prepaid expenses and other current assets	18,521	17,068
Assets held for sale	35,540	68,567

Total current assets	141,845	117,394
Property and equipment, net	560,622	563,818
Deposits for capital expenditures	36,828	15,782
Other assets, net	7,828	12,180

	$747,123	$709,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,124	$7,131
Other accrued liabilities	37,114	31,432
Advance deposits	2,174	1,882
Current portion of long-term debt	15,570	16,563
Liabilities related to assets held for sale	34,531	57,948

Total current liabilities	100,513	114,956
Long-term debt:
12.25% Cumulative preferred shares subject to mandatory redemption	—	142,177
Long-term obligations	404,968	409,115

Total long-term debt	404,968	551,292

Total liabilities	505,481	666,248
Minority interests	2,036	2,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,572,044 and 2,333,591 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	246	23
Additional paid-in capital	306,932	89,874
Unearned stock compensation	(371)	(508)
Accumulated deficit	(68,177)	(50,107)
Accumulated other comprehensive income	1,052	1,324
Less: Treasury stock	(76)	—

Total stockholders’ equity	239,606	40,606

	$747,123	$709,174

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited in thousands, except per share data)		(Unaudited in thousands, except per share data)
Revenues:
Rooms	$64,805	$62,506	$186,693	$177,430
Food and beverage	16,950	16,407	52,874	51,991
Other	2,806	2,841	8,376	8,537

	84,561	81,754	247,943	237,958

Operating expenses:
Direct:
Rooms	18,722	17,697	51,700	49,790
Food and beverage	12,595	12,030	36,842	36,129
Other	2,095	2,013	6,144	5,793

	33,412	31,740	94,686	91,712

	51,149	50,014	153,257	146,246
Other operating expenses:
Other hotel operating costs	25,577	24,164	73,471	69,436
Property and other taxes, insurance and leases	5,597	6,087	16,724	19,671
Corporate and other	4,519	4,235	13,714	16,280
Casualty gains and losses	2,019	—	2,019	—
Depreciation and amortization	7,066	7,572	20,741	22,567
Impairment of long-lived assets	607	2	607	1,380

Other operating expenses	45,385	42,060	127,276	129,334

	5,764	7,954	25,981	16,912
Other income (expenses):
Interest income and other	212	114	321	321
Interest expense and other financing costs:
Preferred stock dividend	(865)	(4,027)	(9,383)	(4,027)
Other interest expense	(7,350)	(7,665)	(35,429)	(20,863)
Loss on preferred stock redemption	(4,471)	—	(6,063)	—

Loss before income taxes, reorganization items and minority interests	(6,710)	(3,624)	(24,573)	(7,657)
Reorganization items	—	—	—	(2,045)

Loss before income taxes and minority interest	(6,710)	(3,624)	(24,573)	(9,702)
Minority interests	503	99	285	(118)

Loss before income taxes — continuing operations	(6,207)	(3,525)	(24,288)	(9,820)
Provision for income taxes — continuing operations	(337)	(75)	(488)	(226)

Loss from continuing operations	(6,544)	(3,600)	(24,776)	(10,046)

Discontinued operations:
Loss from discontinued operations before income taxes	2,807	(46)	6,706	(5,125)
Income tax provision	—	—	—	—

Loss from discontinued operations	2,807	(46)	6,706	(5,125)

Net loss	(3,737)	(3,646)	(18,070)	(15,171)
Preferred stock dividend	—	—	—	(7,594)

Net loss attributable to common stock	$(3,737)	$(3,646)	$(18,070)	$(22,765)

Basic and diluted loss per common share:

Net loss attributable to common stock	$(0.15)	$(1.56)	$(1.77)	$(9.76)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						ACCUMULATED
	COMMON STOCK		ADDITIONAL	UNEARNED		OTHER		TOTAL
			PAID-IN	STOCK	ACCUMULATED	COMPREHENSIVE	TREASURY	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	LOSS (net of tax)	STOCK	EQUITY
	(Unaudited in thousands, except share data)
Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	$—	$40,606
Partial shares cancelled on reverse stock split	(971)	—	(5)	—	—	—	—	(5)
Issuance of restricted stock	—	—	25	(25)	—	—	—	—
Issuance of new common shares	18,285,714	183	175,693	—	—	—	—	175.876
Surrender of unexchanged shares	(2,657)	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	162	—	—	—	162
Exercise of stock options	241	—	4	—	—	—	—	4
Exchange of preferred shares for common shares	3,941,115	40	41,341	—	—	—	—	41,381
Vesting of restricted stock units	22,222	—	—	—	—	—	—	—
Treasury stock	(7,211)	—	—	—	—	—	(76)	(76)
Comprehensive loss:								—
Net loss	—	—	—	—	(18,070)	—	—	(18,070)
Currency translation	—	—	—	—	—	—	—	—
adjustments (related taxes estimated at nil)	—	—	—	—	—	(272)	—	(272)

Total comprehensive loss								(18,342)

Balance September 30, 2004	24,572,044	246	306,932	(371)	(68,177)	1,052	(76)	239,606

The comprehensive loss for the three months ended September 30, 2004 was $3.7 million and the comprehensive loss for the three months ended September 30, 2003 was $3.6 million.

The comprehensive loss for the nine months ended September 30, 2003 was $14.2 million.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2004	September 30, 2003
	(Unaudited in thousands)
OPERATING ACTIVITIES:
Net loss	$(18,070)	$(15,171)
Less: (loss) income from discontinued operations	(6,706)	5,125

Loss from continuing operations	(24,776)	(10,046)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,741	22,567
Impairment of long-lived assets	607	1,380
Amortization of unearned stock compensation	137	42
Preferred stock dividends	9,383	4,027
Loss on redemption of preferred stock	6,063	—
Casualty losses	2,019	—
Minority interests	(285)	118
Write-off and amortization of deferred financing costs	9,357	2,606
Other	914	470
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,211)	(1,123)
Insurance receivable	(46)	—
Inventories	(487)	(108)
Prepaid expenses, other assets and restricted cash	(3,932)	8,961
Accounts payable	2,204	(2,647)
Other accrued liabilities	5,501	2,796
Advance deposits	292	698

Net cash provided by operating activities from continuing operations	24,481	29,741
Net cash provided by (used in) operating activities from discontinued operations	779	(2,187)

Net cash provided by operating activities	25,260	27,554

INVESTING ACTIVITIES:
Capital improvements	(22,312)	(29,726)
Net proceeds from disposition of discontinued operations and land parcels	38,919	—
Withdrawals for capital expenditures	(21,046)	6,532
Other	(493)	(397)

Net cash used in investing activities	(4,932)	(23,591)

FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	370,000	80,000
Proceeds from working capital revolver	—	2,000
Proceeds from exercise of stock options and issuance of common stock	175,904	—
Shares redeemed from reverse stock split	(5)	—
Preferred stock redemption	(114,043)	—
Treasury stock	(76)	—
Principal payments on long-term debt	(400,234)	(81,584)
Payments of deferred financing costs	(5,409)	(4,725)

Net cash provided by (used in) financing activities	26,137	(4,309)

Effect of exchange rate changes on cash	(18)	—
Net increase (decrease) in cash and cash equivalents	46,447	(346)
Cash and cash equivalents at beginning of period	10,897	10,875

Cash and cash equivalents at end of period	$57,344	$10,529

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$27,705	$20,634
Interest capitalized	469	898
Income taxes, net of refunds	753	218
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt decrease	(208)	(10,981)
Issuance of promissory notes as consideration for taxation liabilities	2,466	852
Preferred stock dividend accrued	—	11,621

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Throughout this Form 10-Q, we will use the terms “Lodgian,” “we,” “our,” and “us,” to refer to Lodgian, Inc. and unless the context otherwise requires or expressly states, our subsidiaries).

1. Business Summary

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of November 8, 2004, we operated 87 hotels with an aggregate of 16,368 rooms, located in 30 states and Canada. Of the 87 hotels, 78 hotels, with an aggregate of 14,350 rooms, are part of our continuing operations, while nine hotels, with an aggregate of 2,018 rooms, are held for sale. Our portfolio of 87 hotels consists of:

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

     Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of November 8, 2004, we operated all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 59 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 15 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott brands. We operate another 10 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. Between November 1, 2003 and November 8, 2004, we sold the office building, ten of the 19 hotels and two of the three land parcels. As of November 8, 2004, our hotel portfolio consisted of 87 hotels, 78 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate). We believe that our held for sale assets as of September 30, 2004 remain properly classified in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2004, the results of our operations for the three and nine months ended September 30, 2004 and September 30, 2003 and our cash flows for the nine months ended September 30, 2004 and September 30, 2003. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Reverse Stock Split

     On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3) with resulting fractional shares paid in cash. The reverse split affected all of our issued and outstanding common shares, warrants, stock options, and restricted stock. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

     All amounts for common stock, warrants, stock options, and restricted stock, and all earnings per share computations have been retroactively adjusted to reflect the change in our capital structure.

Stock-based Compensation

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

     On April 9, 2004, the Company issued to our CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vest on April 9, 2005 when they will be convertible into an equal number of shares of common stock. On July 15, 2004, 22,222 restricted stock units previously issued to Mr. Parrington vested. Pursuant to the terms of his restricted unit award agreement, Mr. Parrington elected to have the Company withhold an appropriate number of vested shares to satisfy the employment tax withholding requirements associated with the vesting of the restricted units. Accordingly, 7,211 shares were withheld and deemed repurchased by the Company, thereby resulting in the reporting of treasury stock in our Condensed Consolidated Statement of Stockholders’ Equity.

     We present below a summary of our stock option plan and the restricted stock units activity under the plan for the nine months ended September 30, 2004:

		Weighted Average
	Options	Exercise Price
Balance, December 31, 2003	157,529	$13.92
Granted	383,500	10.52
Exercised	(241)	15.21
Forfeited	(8,991)	15.21

Balance, September 30, 2004	531,797	$11.46

	Restricted
	Stock Units
Balance, December 31, 2003	66,666
Issued	1,382
Forfeited	—
Shares converted to common stock	(22,222	) (1)

Balance, September 30, 2004	45,826

(1)	At September 30, 2004, 22,222 units of the restricted stock had vested.

     In the following table, we summarize information for options outstanding and exercisable at September 30, 2004:

	Options outstanding			Options exercisable
		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices

$9.00 to $10.50	33,333	8.8	$9.00	11,111	$9.00
$10.51 to $15.00	382,000	9.7	$10.52	—	$10.52
$15.01 to $15.50	109,298	8.9	$15.21	72,810	$15.21
$15.51 to $16.00	7,166	9.0	$15.66	2,389	$15.66

	531,797	9.5	$11.46	86,310	$14.42

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

     Had the compensation cost of our stock option plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003 (1)	2004	2003(1)
Loss from continuing operations
As reported	$(6,544)	$(3,600)	$(24,776)	$(10,046)
Add: Stock-based compensation expense included in net income, net of tax effects	62	42	162	$42
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(423)	(504)	(778)	(504)

Pro forma	(6,905)	(4,062)	(25,392)	(10,508)
Income (loss) from discontinued operations
As reported	2,807	(46)	6,706	(5,125)
Add: Stock-based compensation expense included in net income, net of tax effects
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—	—

Pro forma	2,807	(46)	6,706	(5,125)
Net loss
As reported	(3,737)	(3,646)	(18,070)	(15,171)
Add: Stock-based compensation expense included in net income, net of tax effects	62	42	162	42
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(423)	(504)	(778)	(504)

Pro forma	(4,098)	(4,108)	(18,686)	(15,633)
Net loss attributable to common stock
As reported	(3,737)	(3,646)	(18,070)	(22,765)
Add: Stock-based compensation expense included in net income, net of tax effects	62	42	162	42
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(423)	(504)	(778)	(504)

Pro forma	(4,098)	(4,108)	(18,686)	(23,227)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(6,544)	(3,600)	(24,776)	(17,640)
Add: Stock-based compensation expense included in net income, net of tax effects	62	42	162	42
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(423)	(504)	(778)	(504)

Pro forma	(6,905)	(4,062)	(25,392)	(18,102)
Basic and diluted loss per common share:
Loss from continuing operations
As reported	$(0.27)	$(1.54)	$(2.43)	$(4.31)
Add: Stock-based compensation expense included in net income, net of tax effects	—	0.02	0.02	0.02
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.01)	(0.22)	(0.08)	(0.21)

Pro forma	(0.28)	(1.74)	(2.49)	(4.50)
Income (loss) from discontinued operations
As reported	0.12	(0.02)	0.66	(2.19)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—	—

Pro forma	0.12	(0.02)	0.66	(2.19)
Net loss
As reported	(0.15)	(1.56)	(1.77)	(6.50)
Add: Stock-based compensation expense included in net income, net of tax effects	—	0.02	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.01)	(0.22)	(0.08)	(0.22)

Pro forma	(0.16)	(1.76)	(1.84)	(6.70)
Net loss attributable to common stock
As reported	(0.15)	(1.56)	(1.77)	(9.76)
Add: Stock-based compensation expense included in net income, net of tax effects	—	0.02	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.01)	(0.22)	(0.08)	(0.22)

Pro forma	(0.16)	(1.76)	(1.84)	(9.96)
Loss from continuing operations attributable to common stock before discontinued operations
As reported	(0.27)	(1.54)	(2.43)	(7.56)
Add: Stock-based compensation expense included in net income, net of tax effects	—	0.02	0.02	0.02
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.01)	(0.22)	(0.08)	(0.22)

Pro forma	(0.28)	(1.74)	(2.49)	(7.76)

(1)	There were 150,666 options outstanding between January 1, 2003 and September 30, 2003.

3. Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. Between July 1, 2004

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and September 30, 2004, we sold one hotel and two land parcels for an aggregate sales price of $5.3 million. From the sale of these assets, we paid down debt of approximately $3.2 million.

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2003 and 2004 as well as the hotel assets held for sale at September 30, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at September 30, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three and nine months ended September 30, 2004, we recorded impairment charges of $0.4 million and $3.0 million, respectively, on assets held for sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale. Upon designation of a property as an asset held for sale, we record the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and we stop recording depreciation expense. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

     At September 30, 2004, nine hotels and one land parcel were held for sale. At December 31, 2003, 18 hotels and three land parcels were held for sale. The following condensed combined table summarizes the assets and liabilities relating to the properties identified as held for sale as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Unaudited in thousands)
ASSETS
Accounts receivable, net of allowances	$949	$1,252
Inventories	739	1,377
Prepaid expenses and other current assets	638	1,039
Property and equipment, net	32,246	61,624
Other assets	968	3,275

	$35,540	$68,567

LIABILITIES
Accounts payable	$944	$1,234
Other accrued liabilities	2,000	3,120
Advance deposits	204	390
Current portion of long-term debt	388	771
Long-term debt	30,995	52,433

Total liabilities	$34,531	$57,948

     The condensed combined results of operations of the properties classified as Discontinued Operations for the three and nine months ended September 30, 2004 were as follows:

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited in thousands)		(Unaudited in thousands)
Revenues:
Rooms	$7,800	$14,752	$24,235	$36,595
Food and beverage	1,673	2,907	6,430	8,442
Other	254	927	1,090	2,613

	9,727	18,586	31,755	47,650

Operating expenses:
Direct:
Rooms	2,417	4,117	7,452	11,027
Food and beverage	1,443	2,360	5,028	6,748
Other	209	626	847	1,810

	4,069	7,103	13,327	19,585

	5,658	11,483	18,428	28,065
Other operating expenses:
Other hotel operating costs	3,301	6,252	11,815	17,726
Property and other taxes, insurance and leases	674	1,870	1,757	5,738
Depreciation and amortization	65	409	216	3,358
Impairment of long-lived assets	368	1,678	2,972	3,748

Other operating expenses	4,408	10,209	16,760	30,570

	1,250	1,274	1,668	(2,505)
Interest income	50	—	50	—
Interest expense and other financing costs	(448)	(1,320)	(4,216)	(2,621)
Gain on asset dispositions	1,955	—	9,204	1

Income (loss) before income taxes	2,807	(46)	6,706	(5,125)
Provision for income taxes	—	—	—	—

Net loss	$2,807	$(46)	$6,706	$(5,125)

4. Cash, Restricted

     As of September 30, 2004, our restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by our bankers and cash reserved pursuant to certain loan agreements.

5. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited in		(Unaudited in
	thousands, except		thousands, except
	per share data)		per share data)
Basic and diluted loss per share:
Numerator:
Loss from continuing operations	$(6,544)	$(3,600)	$(24,776)	$(10,046)
Loss from discontinued operations	2,807	(46)	6,706	(5,125)

Net loss	(3,737)	(3,646)	(18,070)	(15,171)
Preferred stock dividend	—	—	—	(7,594)

Net loss attributable to common stock	(3,737)	(3,646)	(18,070)	(22,765)

Loss from continuing operations	(6,544)	(3,600)	(24,776)	(10,046)
Preferred stock dividend	—	—	—	(7,594)

Loss from continuing operations attributable to common stock before discontinued operations	$(6,544)	$(3,600)	$(24,776)	$(17,640)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares	24,571	2,333	10,205	2,333

Basic and diluted loss per common share:
Loss from continuing operations	$(0.27)	$(1.54)	$(2.43)	$(4.31)
Loss from discontinued operations	0.12	(0.02)	0.66	(2.19)

Net loss	(0.15)	(1.56)	(1.77)	(6.50)

Net loss attributable to common stock	(0.15)	(1.56)	(1.77)	(9.76)

Loss from continuing operations attributable to common stock before discontinued operations	$(0.27)	$(1.54)	$(2.43)	$(7.56)

     We did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares) or the exercise of stock options (options to acquire 531,797 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three and nine months ended September 30, 2004 because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We did not include the shares associated with the assumed conversion of the restricted stock units (66,666 shares) or the exercise of stock options (options to acquire 150,666 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three and nine months ended September 30, 2003 because their inclusion would have been antidilutive.

6. Other Accrued Liabilities

     At September 30, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited in thousands)
Salaries and related costs	$17,615	$16,211
Property and sales taxes	12,022	9,427
Professional fees	920	570
Provision for state income taxes	342	2,361
Franchise fee accrual	1,464	1,115
Accrued interest	1,871	526
Accrual for allowed claims	2,180	186
Other	700	1,036

	$37,114	$31,432

7. Debt

     Substantially all of our property and equipment are pledged as collateral for long-term obligations with the exception of three hotels and one land parcel, of which two of the hotels and the land parcel are classified as held for sale. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at September 30, 2004 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		September 30, 2004
		(Unaudited in thousands)
	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net	obligations	rates
		(1)	(1)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	28	$123,283	$106,625	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	313,980	259,407	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	63	437,263	366,032
Other financing
Computershare Trust Company of Canada	1	14,870	7,498	7.88%
Column Financial, Inc.	9	62,623	25,641	10.59%
Lehman Brothers Holdings, Inc.	5	35,036	23,051	$16,242 at 9.40%; $6,809 at 8.90%
JP Morgan Chase Bank	2	8,635	10,248	8.00%
DDL Kinser	1	3,146	2,311	8.25%
Column Financial, Inc.	1	10,297	8,648	9.45%
Column Financial, Inc.	1	6,018	3,105	10.74%

Total — other financing	20	140,625	80,502

	83	577,888	446,534	6.77% (2)
Long-term debt — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,565
Other	—	—	1,822

	—	—	5,387

Property, plant and equipment — other	3	14,980	—

	86	592,868	451,921
Held for sale	(9)	(32,246)	(31,383)

Total September 30, 2004	77	560,622	420,538

(1)	Long-term obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.77% in the table above represents our annual weighted average cost of mortgage debt at September 30, 2004, using a 1.84% LIBOR rate.

Mortgage Debt

     On June 25, 2004, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 of our hotels, of which one was subsequently sold. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which we own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million.

     Prepayment penalties totaling $2.7 million were paid on the Merrill Lynch Mortgage Exit Financing debt (not including $0.2 million allocated to discontinued operations). Deferred loan costs related to the Merrill Lynch Exit Financing debt, Lehman debt, and Macon debt that were written off and charged to other interest expense were $3.4 million, $3.3 million and nil, respectively (not including the write-off of $0.3 million and $0.4 million of deferred loan costs for Merrill Lynch and Lehman, respectively, that were allocated to discontinued operations). We purchased a swaption contract to hedge against rising interest rates until the interest rate on the fixed rate Refinancing Debt was determined. The swaption net cost of $1.9 million was expensed to other interest expense and the $1.1 million of loan origination fees incurred on the Floating Rate Debt was expensed to other interest expense of which $0.8 million was allocated to continuing operations and $0.3 million was allocated to discontinued operations.

     Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), presently secured by 28 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 35 of our hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans. Prior to any securitization of the four fixed rate loans, those loans are subject to cross-collateralization provisions.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Each of the four fixed rate loans (“Fixed Rate Loan”) comprising the Fixed Rate Debt is a five-year loan and bears a fixed rate of interest of 6.58%. Except for certain defeasance provisions, we may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of 48 months after the closing of any Fixed Rate Debt or the second anniversary of the securitization of any Fixed Rate Debt, defease such Fixed Rate Debt, in whole or in part.

     The Floating Rate Debt is a two-year loan with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 3% of the amount prepaid during the first year of the loan and 1% of the amount prepaid during the second year of the loan. Repayments of debt related to assets held for sale at June 25, 2004, are exempt from the prepayment penalty.

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

     As of September 30, 2004, our debt yield ratios were above the minimum requirement for the four Fixed Rate Loans; however, we did not meet the required debt yield ratio with regard to the Floating Rate Loan. As a result, all excess cash generated by the assets that secure this floating rate loan will be placed into a restricted cash account and these restricted funds can be used for prepayment of the loan, capital expenditures, or scheduled principal and interest payments up to $0.9 million as designated above. Funds will no longer be retained in the restricted cash account when the debt yield ratio is sustained above the minimum requirement for three consecutive months. As of September 30, 2004, no funds were in the restricted cash account.

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

     Additionally, as of September 30, 2004, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) is not currently affiliated with a national brand and is undergoing a major renovation. We have entered into a franchise agreement with Radisson Hotels International, Inc. to rebrand this property as a Radisson hotel and expect to complete the renovation and open the hotel as a Radisson during the first quarter of 2005. The total investment we are making on the renovation of this property and its rebranding is $3.8 million. In addition, we will be completing capital expenditures of approximately $7.0 million on two other hotels in this loan pool during the fourth quarter 2004 and in 2005.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. The lender may apply excess proceeds after payment of expenses to additional principal payments. However, as of November 8, 2004, the lender has not elected to require revenue for these properties to be deposited into its account.

     Third party paid loan costs, incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and will be amortized using the effective yield method over five years for the Fixed Rate Debt and three years for the Floating Rate Debt.

     In the table above, approximately 76.1% of our mortgage debt (including current portion) at September 30, 2004, bears interest at fixed rates and 23.9% bears interest at a floating rate.

8. Commitments and Contingencies

       Franchise Agreements and Capital Expenditures

     We benefit from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 35% of our total reservations.

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

     These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Condensed Consolidated Statement of Operations) for the three and nine months ended September 30, 2004 and September 30, 2003 were as follows:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Continuing operations	$5,951	$5,560	$17,072	$15,718
Discontinued operations	713	1,221	1,997	2,999

	$6,664	$6,781	$19,069	$18,717

     During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of one, eleven and nine of our franchise agreements are scheduled to expire in 2004, 2005, and 2006, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues.

     If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     As of November 8, 2004, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional 11 hotels. We believe that we will cure the non-compliance and defaults on all of these hotels before the applicable termination dates. We cannot, however, assure you that we will be able to complete our action plans (which we estimate will cost approximately $1.6 million of which $0.4 million is reserved with our lenders) to cure the alleged defaults prior to the specified termination dates or be granted additional time in which to cure any defaults.

     In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of November 8, 2004, we have not completed the required capital expenditures for 33 hotels in accordance with the stipulations and estimate that completing those improvements will cost $21.3 million of which $15.9 million is reserved with our lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 26 of these hotels aggregating $16.5 million of the $21.3 million. In addition, five of these hotels are held for sale and represent $2.2 million of the $21.3 million.

     We are not aware of any other instances of non-compliance with our franchise agreements.

     We agreed to enter into new franchise agreements for all of our Marriott-affiliated hotels during 2004, and to pay, over a three year period, a fee aggregating approximately $0.5 million ($0.2 million of which has already been paid), subject to offsets. As part of our agreement, Marriott will review the capital improvements we have made at our Marriott franchised hotels during 2004, and may, in its reasonable business judgment, require us to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.

     To comply with the requirements of our franchisors and to improve our competitive position in individual markets, we have significantly enhanced our capital improvement program in 2004.

  Letters of Credit

     As of September 30, 2004, we had one irrevocable letter of credit totaling $3.4 million outstanding, fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company. This letter of credit will expire in November 2004 but may require renewal beyond that date. The Donlen Fleet Management Services letter of credit for $0.1 million was cancelled on September 30, 2004 and is no longer outstanding.

  Self-insurance

     We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, workers’ compensation, auto liability and other forms of insurance. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively affected. As of September 30, 2004, and December 31, 2003, we had approximately $11.2 million and $10.0 million accrued for these liabilities, respectively.

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

  Casualty losses

     During August and September 2004, eight of our hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (West Palm Beach Crowne Plaza and Melbourne Holiday Inn) remain closed and are not expected to reopen until the second quarter of 2005. All properties in our portfolio are covered by property casualty insurance.

     With regard to physical property damage, we are recognizing expenses related to hurricane damage repairs as we incur them. We have also written off the net book value (NBV) of the assets that were destroyed by the hurricane. As the combined repair expenses and net book value write-offs exceed the relevant insurance deductibles, we have recorded a receivable from the insurance carriers. For the three months ended September 30, 2004, we incurred $1.2 million in hurricane repair costs, wrote off approximately $3.8 million in NBV of destroyed assets, and recorded a $3.0 million receivable due from the insurance company for amounts that exceed the deductibles, which results in a $2.0 million casualty loss for the nine months ended September 30, 2004.

  Litigation

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of a reserve for allowed claims as recorded on our balance sheet. On July 26, 2004, the Preferred Stock was redeemed and cash of $2.2 million replaced the Preferred Stock shares held in the disputed claims reserve. Accordingly, as of September 30, 2004, a $2.2 million accrual for allowed claims is recorded in other accrued liabilities for these claims. As of September 30, 2004, approximately $20,000 in cash remained to be paid on the Impac claims. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

9. Stockholders’ Equity

     On June 25, 2004, we completed a public equity offering of 18,285,714 shares of our common stock, par value $0.01 per share, at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $175.9 million.

     Additionally, immediately upon the consummation of the equity offering, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Series A Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC (“Oaktree”), (2) an affiliate of Blackstone Real Estate Advisors (“Blackstone”), and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, Blackstone and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of our common stock, respectively. As part of the Preferred Share Exchange, we recorded a $1.6 million loss on Preferred Stock redemption for the 4% prepayment premium on the Preferred Stock shares that were converted to common stock.

     From the proceeds of the public equity offering on July 26, 2004, we redeemed 4,048,183 shares of outstanding Series A Preferred Stock totaling approximately $114.0 million. The 79,278 shares of Preferred Stock that were part

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the disputed claims reserve were replaced with approximately $2.2 million of cash. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when it was redeemed on July 26, 2004.

10. New Accounting Pronouncements

     On July 1, 2003, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we reclassified the Preferred Stock to the liability section of the consolidated balance sheet and began presenting the related dividends in interest expense. Prior to the adoption of SFAS No. 150, we presented the Preferred Stock between liabilities and equity in our consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on our results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified. Thus, the Preferred Stock dividends for the three and nine months ended September 30, 2004 of $0.9 million and $9.4 million, respectively, and the Preferred Stock dividends for the three months ended September 30, 2003 of $4.0 million are presented as part of interest expense while the Preferred Stock dividend for the period January 1, 2003 to June 30, 2003 of $7.6 million, is presented as a deduction from retained earnings.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance sheet entities. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernible under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term “variable interest entity” (“VIE”) and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measure of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. We were required to adopt the provisions of FIN 46R relating to any interests in special-purpose entities (SPEs) as of December 31, 2003. In addition, during the first quarter of 2004, we were required to apply the provisions of FIN 46R to any other entities falling within its scope. The adoption of FIN 46 and the counterpart revision (FIN 46R) has not had and is not expected to have a material impact on our financial position and results of operations.

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

     Richard Cartoon, our Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business which we retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services as Chief Financial Officer, we were billed $116,000 and $190,000 including expenses, for other support and services provided by Richard Cartoon, LLC for the three and nine months ended September 30, 2004, respectively. Richard Cartoon, LLC is continuing to provide restructuring support and Sarbanes-Oxley related services.

     Until May 1, 2004, we had a revolving loan agreement with OCM Fund II that allowed us to borrow up to $2 million; however, all of our borrowings under that agreement were repaid in full in December 2003. The interest

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate on the loan was 10% per annum, and in 2003 we paid $42,222 in interest to OCM Fund II on our borrowings. This revolving loan agreement was secured by two land parcels and expired on May 1, 2004. OCM Fund II is a greater than 10% stockholder, and Oaktree is the general partner of OCM Fund II. Russel S. Bernard, a principal of Oaktree and Sean F. Armstrong, a managing director of Oaktree, are directors of Lodgian.

     Merrill Lynch, which served as a joint lead managing underwriter in the offering with Citigroup (See Note 9), is currently the owner of 890,031 shares of our common stock, including 629,420 shares obtained as part of the Preferred Share Exchange, and warrants to purchase 4,287 shares of our common stock. Merrill Lynch also received approximately $6.7 million in cash from the net proceeds of the offering for the remaining shares of Preferred Stock they held on July 26, 2004. In November 2002, in connection with our emergence from Chapter 11 bankruptcy, we received exit financing of $302.7 million of senior and mezzanine debt provided by Merrill Lynch Mortgage, an affiliate of Merrill Lynch, which was refinanced as part of our Refinancing Debt in June 2004.

     On June 25, 2004, the public equity offering was completed along with the funding of the $370 million of Refinancing Debt with Merrill Lynch Mortgage. Lodgian paid Merrill Lynch an advisory fee of $1,440,000, a 1% origination fee on the Floating Rate Debt of $1.1 million, and prepayment penalties on the exit financing debt of $2.9 million.

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

Executive Overview

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel & Motel Management Magazine in September 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of November 8, 2004, we operated 87 hotels with an aggregate of 16,368 rooms, located in 30 states and Canada. Of the 87 hotels, 78 hotels, with an aggregate of 14,350 rooms, are part of our continuing operations, while nine hotels, with an aggregate of 2,018 rooms, are held for sale. Our portfolio of 87 hotels consists of:

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

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. Between November 1, 2003 and November 8, 2004, we sold the office building, ten of the nineteen hotels and two of the three land parcels. As of November 8, 2004, our portfolio consisted of 87 hotels, 78 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).

Reverse Stock Split

     On April 27, 2004, our Board of Directors authorized a reverse stock split of our common stock in a ratio of one-for-three (1:3) with resulting fractional shares paid in cash. The reverse split affected all of our issued and outstanding common shares, warrants, stock options and restricted stock. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004.

     All amounts for common stock, warrants, stock options, restricted stock, and all earnings per share computations have been retroactively adjusted to reflect this change in our capital structure.

Equity Offering

     On June 25, 2004, we completed an offering of 18,285,714 shares of common stock at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $175.9 million. On July 26, 2004, approximately $114.0 million of the net proceeds was used to redeem the remaining outstanding Series A Preferred Stock shares including accrued dividends and a 4% prepayment premium, and approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock that was previously held in the disputed claims reserve. We intend to use approximately $35.2 million of the net proceeds to fund capital expenditures, of which $22.7 million was deposited into a reserve account with Merrill Lynch Mortgage as part of the Refinancing Debt. Approximately $1.8 million of the net proceeds of the equity offering was used to settle a deferred ground rent obligation on one of our hotels. We intend to use the remaining net proceeds for general corporate purposes including funding our growth strategy.

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

     On July 26, 2004, we used approximately $114.0 million of the net proceeds from the equity offering to redeem the remaining outstanding shares of Series A Preferred Stock including accrued dividends and a 4% prepayment premium, and approximately $2.2 million to replace the 79,278 shares of Preferred Stock held in the disputed claims reserve.

Overview of Continuing Operations

     Below is an overview of our results of operations, which are presented in more detail in “Results of Operations — Continuing Operations:”

•	Revenues increased as a result of an increase in leisure and business travel and average daily rates as the hospitality industry and the economy continued to recover in the third quarter 2004. In addition, hotels that were renovated in 2003 and early 2004 experienced improved occupancy levels and rates upon the completion of their renovations.

•	Operating expenses, including direct hotel and other operating expenses, increased $3.1 million in the third quarter 2004 as compared to the third quarter 2003. Our hotels were negatively affected by increased benefit costs for 401k, workers’ compensation, union costs, and state unemployment tax rate increases, and higher utility costs, advertising, repair and maintenance costs, and bad debt costs related to an airline bankruptcy filing. The hotels benefited, however, from the stabilization of health insurance costs due to better claims experience, and lower insurance premiums and self-insured losses for property and casualty programs (excluding hurricane losses). Corporate overhead expenses increased due to higher costs related to Sarbanes Oxley compliance, partially offset by lower post-emergence Chapter 11 costs. Depreciation and amortization costs were lower due to the reduced asset base that resulted from impairment charges. We also recorded additional impairment charges in the third quarter 2004.

•	During August and September 2004, eight of our hotels were damaged by the hurricanes that made landfall in the Southeastern United States. Six of the hotels incurred damage which will result in costs that will exceed the respective property insurance deductibles. Two of those six hotels (West Palm Beach Crowne Plaza and Melbourne Holiday Inn) remain closed and are not expected to reopen until the second quarter of 2005. All of the affected hotels are covered by insurance which includes coverage for business interruption. The deductibles for named windstorms are 2% of replacement cost for each hotel, per occurrence. Currently, we estimate that Lodgian will incur an aggregate deductible of $2.9 million for claims associated with the six hotels whose losses are expected to exceed their respective deductibles. The adjustment of these claims is complex due to the fact that, in some cases, multiple storms affected certain hotels in a relatively short time period, making it difficult in some cases to determine which storm caused what damage to each hotel. Under the terms of our insurance policies, we must satisfy a separate deductible for each named windstorm for each hotel. We are working with our insurance carrier to resolve these claims in as prompt a manner as possible. On November 2, 2004, our insurer advanced $1.5 million to us for losses associated with two of the affected hotels.

•	Interest expense and other financing costs were negatively affected by the 4% prepayment premium due when the Preferred Stock was redeemed, offset by a reduced Preferred Stock dividend cost as a result of the

Preferred Stock shares that were exchanged on June 25, 2004 and the remaining outstanding Preferred Stock shares that were redeemed on July 26, 2004.

•	Net loss attributable to common stock was $3.7 million for the third quarter 2004 compared with $3.6 million for the third quarter 2003.

Overview of Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. Between November 1, 2003 and November 8, 2004, we sold ten of the nineteen hotels, the office building, and two of the three land parcels. Summarized below is certain financial data related to the ten hotels, the office building, and two land parcels sold between November 1, 2003 and November 8, 2004:

(Unaudited in thousands)
Aggregate sales price	$53,610
Debt pay down (principal only)	38,715
Total revenues for the year ended December 31, 2003	28,121
Direct operating expenses for the year ended December 31, 2003	12,918
Other hotel operating expenses for the year ended December 31, 2003	10,900

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2003 and 2004 as well as the hotel assets held for sale at September 30, 2004 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at September 30, 2004 and December 31, 2003 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three and nine months ended September 30, 2004, we recorded impairment charges of $0.4 million and $3.0 million on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

     While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2004 remain properly classified in accordance with SFAS No. 144.

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

Income Statement Overview

     The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the 77 consolidated hotels which we plan to retain in our portfolio for the foreseeable future, for the three months ended September 30, 2004 and September 30, 2003 and the results of operations for the nine months ended September 30, 2004 and September 30, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a general description of the categorization of our revenues and expenses.

Three Months Ended September 30, 2004 (“Third Quarter 2004”) Compared to the Three Months Ended September 30, 2003 (“Third Quarter 2003”) and Nine Months Ended September 30, 2004 (“2004 Period”) Compared to the Nine Months Ended September 30, 2003 (“2003 Period”)

Results of Operations — Continuing Operations

Revenues — Continuing Operations

  Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended
	September 30, 2004	September 30, 2003	Increase (decrease)
Revenues (unaudited in thousands):
Rooms	$64,805	$62,506	$2,299	3.7%
Food and beverage	16,950	16,407	543	3.3%
Other	2,806	2,841	(35)	(1.2)%

Total revenues	$84,561	$81,754	$2,807	3.4%
Occupancy	65.5%	64.7%		1.2%
ADR	$76.55	$74.43	$2.12	2.8%
RevPAR	$50.17	$48.15	$2.02	4.2%

     The $2.3 million, or 3.7%, increase in rooms revenues is a result of a 4.2% increase in revenue per available room (RevPAR). Available rooms for the quarter were reduced due to the closure of two hotels (West Palm Beach Crowne Plaza and Melbourne Holiday Inn) resulting from the mandatory evacuation of these properties by local authorities as hurricanes approached these locations and the continuing closure of these two hotels for substantial damage that resulted from the hurricanes. The 1.2% occupancy increase for the third quarter was negatively affected by the displacement at our hotels that were being renovated during the quarter. Additional displacement was caused by cancellations at hotels impacted by hurricanes or the threat of hurricanes during the quarter. For the three months ended September 30, 2004, total revenue displacements from our renovation program and the impact of the hurricanes were approximately $0.9 million and $1.1 million, respectively.

  2004 Period Compared to 2003 Period

	Nine months ended
	September 30, 2004	September 30, 2003	Increase (decrease)
Revenues (unaudited in thousands):
Rooms	$186,693	$177,430	$9,263	5.2%
Food and beverage	52,874	51,991	883	1.7%
Other	8,376	8,537	(161)	(1.9)%

Total revenues	$247,943	$237,958	$9,985	4.2%
Occupancy	63.1%	61.6%		2.4%
ADR	$76.72	$74.73	$1.99	2.7%
RevPAR	$48.37	$46.06	$2.31	5.0%

     The $9.3 million, or 5.2%, increase in rooms revenues is a result of a 5.0% increase in RevPAR, the impact of leap year’s additional day in February and the temporary closing of hotels in the third quarter due to mandatory hurricane evacuations and the continuing closure of the West Palm Beach Crowne Plaza and Melbourne Holiday Inn hotels. RevPAR increased as a result of a 2.4% increase in occupancy and a 2.7% increase in ADR. The 2.4% occupancy increase for the nine months ended September 30, 2004 reflects the negative impact of displacement from our renovation programs and the hurricanes. For the nine months ended September 30, 2004, total revenue displacement from our renovation programs and the hurricanes were approximately $1.9 million and $1.1 million, respectively.

Direct operating expenses — Continuing Operations

  Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Direct operating expenses:
Rooms	$18,722	$17,697	$1,025	5.8%
Food and beverage	12,595	12,030	565	4.7%
Other	2,095	2,013	82	4.1%

	$33,412	$31,740	$1,672	5.3%

% of total revenues	39.5%	38.8%

     Rooms expenses as a percentage of revenue were 28.9% in the third quarter 2004 as compared to 28.3% in the third quarter 2003. The cost per occupied room (POR) was $22.11 in the third quarter 2004 as compared to $21.07 in the second quarter 2003. Payroll and related benefits, on an actual POR basis, were $13.47 in the third quarter 2004 as compared to $13.45 in the third quarter 2003. Other rooms expenses, on an actual POR basis, were $8.64 in the third quarter 2004 as compared to $7.62 in the third quarter 2003, partially due to increased costs in linen expense resulting from upgraded linen packages mandated at our Crowne Plaza Hotels during the quarter.

  2004 Period Compared to 2003 Period

	Nine months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Direct operating expenses:
Rooms	$51,700	$49,790	$1,910	3.8%
Food and beverage	36,842	36,129	713	2.0%
Other	6,144	5,793	351	6.1%

	$94,686	$91,712	$2,974	3.2%

% of total revenues	38.2%	38.5%

     Rooms expenses increased $1.9 million while rooms revenues increased $9.3 million in the first nine months of 2004 as compared to the same period in 2003. Rooms expenses, as a percentage of room revenues, were 27.7% for the first nine months of 2004 as compared to 28.1% in the same period in 2003. Rooms expenses, on an actual POR basis, were $21.25 in the first nine months of 2004, as compared to $20.97 for the same period in 2003. Payroll and related benefits, on an actual POR basis, were $13.32 for the first nine months of 2004 as compared to $13.41 for the same period in 2003. Other rooms expenses, on an actual POR basis, were $7.93 for the first nine months of 2004 as compared to $7.56 for the same period in 2003, partially due to increases in travel agent commissions and guest loyalty program expenses.

Other operating expenses — Continuing Operations

  Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Other operating expenses:
Other hotel operating costs	$25,577	$24,164	$1,413	5.8%
Property and other taxes, insurance and leases	5,597	6,087	(490)	(8.1)%
Corporate and other	4,520	4,235	285	6.7%
Casualty gains and losses, net	2,019	—	2,019	100.0%
Depreciation and amortization	7,066	7,572	(506)	(6.7)%
Impairment of long-lived assets	607	2	605	30,250.0%

	$45,386	$42,060	$3,326	7.9%

% of total revenues	53.7%	51.4%

     Other hotel operating costs increased $1.4 million in the third quarter 2004 as compared to the same period 2003 primarily due to the following:

•	Hotel administration costs increased $0.7 million, with bad debt expenses increasing $0.3 million primarily due to the USAir bankruptcy filing, and increases in salary and employee benefits.

•	Franchise fees increased $0.4 million as a result of the increase in room revenues and the increased cost of brand loyalty programs.

     Property and other taxes, insurance and leases decreased $0.5 million as compared to third quarter 2003 primarily as a result of stabilization in the insurance markets and improved loss experience, successful appeals related to property tax assessments and settlement of a deferred ground rent obligation at one of our hotels.

     Casualty losses were $2.0 million as a result of eight properties incurring, in the aggregate, $5.0 million in costs ($1.2 million in hurricane repair expenses and approximately $3.8 million in net book value write-offs for destroyed assets) caused by the hurricanes that hit the Southeastern United States in August and September 2004, offset by expected insurance proceeds of $3.0 million.

  2004 Period Compared to 2003 Period

	Nine months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Other operating expenses:
Other hotel operating costs	$73,471	$69,436	$4,035	5.8%
Property and other taxes, insurance and leases	16,724	19,671	(2,947)	(15.0)%
Corporate and other	13,714	16,280	(2,566)	(15.8)%
Casualty gains and losses, net	2,019	—	2,019	100.0%
Depreciation and amortization	20,741	22,567	(1,826)	(8.1)%
Impairment of long-lived assets	607	1,380	(773)	(56.0)%

	$127,276	$129,334	$(2,058)	(1.6)%

% of total revenues	51.3%	54.4%

Other hotel operating costs increased $4.0 million in the first nine months of 2004 as compared to the same period 2003 due to the following:

•	Hotel administration costs increased $1.1 million, primarily due to increases in salary and employee benefits and costs related to labor union contract negotiations.

•	Advertising and promotion costs increased $0.6 million due to increased costs of advertising, market research materials and salary and benefit increases.

•	Franchise fees increased $1.4 million as a result of the increase in room revenues and the increased cost of brand loyalty programs.

•	Repairs and maintenance costs increased $0.5 million primarily as a result of our continuing increased emphasis on preventive maintenance programs and renovations projects.

•	Utility costs increased $0.5 million as a result of increased occupied rooms and rate and consumption increases. POR costs for 2004 were $6.08 as compared to $6.03 in 2003, an increase of 0.8%.

     Property and other tax savings of $0.5 million, insurance premium and self-insured loss savings of $1.1 million, franchise tax savings of $0.4 million, and ground rent savings of $1.0 million in the first nine months of 2004 were offset partially by equipment rental increases of $0.1 million.

     Corporate and other expenses decreased $2.6 million in the nine months ended September 30, 2004 as compared to the same period in 2003 as a result of a significant reduction in post-emergence legal, professional and other costs related to the Chapter 11 proceedings. For the nine months ended September 30, 2004 these costs totaled $0.4 million as compared to $3.5 million for the same period in 2003 (not including $2.0 million of reorganization items).

     Casualty losses were $2.0 million as a result of eight properties incurring, in the aggregate, $5.0 million in costs ($1.2 million in hurricane repair expenses and approximately $3.8 million in net book value write-offs for destroyed assets) caused by the hurricanes that hit the Southeastern United States in August and September 2004, offset by expected insurance proceeds of $3.0 million.

     Depreciation and amortization expenses decreased $1.8 million as a result of our reduced asset base on the continuing operations hotels due to asset write-downs for impairment charges. Impairment of long-lived assets totaled $0.6 million for the nine months ended September 30, 2004 and $1.4 million for the nine months ended September 30, 2003.

Non-operating income (expenses) — Continuing Operations

  Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$212	$114	$98	86.0%
Interest expense and other financing costs:
Preferred stock dividend	(865)	(4,027)	3,162	(78.5)%
Other interest expense	(7,350)	(7,665)	315	(4.1)%
Loss on preferred stock redemption	(4,471)	—	(4,471)	(100.0)%
Minority interests	(503)	(99)	(404)	408.1%

     The Preferred Stock dividend relates to the 12.25% dividend on the Preferred Stock issued on November 25, 2002. Dividends for the third quarter 2004 were $0.9 million as compared to $4.0 million for the third quarter 2003 as the Preferred Stock was redeemed in its entirety on July 26, 2004.

     Other interest expense for the third quarter 2004 decreased $0.3 million as deferred loan cost amortization decreased $1.0 million, mortgage interest charges increased $0.5 million as a larger portion of our mortgage debt is now locked at higher fixed rates, and capitalized interest costs decreased $0.1 million.

     Loss on preferred stock redemption of $4.5 million represents the 4% prepayment premium that was due when we redeemed the remaining outstanding Preferred Stock on July 26, 2004.

  2004 Period Compared to 2003 Period

	Nine months ended
	September 30,	September 30,	Increase
	2004	2003	(decrease)
	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$321	$321	$—	0.0%
Interest expense and other financing costs:
Preferred stock dividend	(9,383)	(4,027)	(5,356)	133.0%
Other interest expense	(35,429)	(20,863)	(14,566)	69.8%
Loss on preferred stock redemption	(6,063)	—	(6,063)	(100.0)%
Minority interests	(285)	118	(403)	(341.5)%

     In accordance with SFAS No. 150 effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. Accordingly, the $9.4 million dividend charged for the nine months ended September 30, 2004 is reported in interest expense while $4.0 million of dividend expense is reported as interest expense for the period July 1, 2003 to September 30, 2003 and $7.6 million is shown as a deduction from retained earnings for the January 1, 2003 to June 30, 2003 period. As a result of the redemption of our remaining outstanding Preferred Stock shares, we did not incur Preferred Stock dividend expense after July 26, 2004.

     Other interest expense increased $14.6 million for the nine months ended September 30, 2004 as compared to the same period in 2003 because we did not pay interest on 18 hotels while they were in Chapter 11 in early 2003, because a larger portion of our mortgage debt is locked in at slightly higher fixed interest rates, and because of the following second quarter 2004 transactions:

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

     Loss on Preferred Stock redemption of $6.1 million represents the 4% prepayment premium for the shares converted to common stock immediately following the consummation of our equity offering on June 25, 2004 and the remaining shares that were redeemed on July 26, 2004.

     The aggregate results of our four joint ventures in which we have a controlling equity interest for the nine months ended September 30, 2004 were stronger in the first nine months of 2004 as compared to 2003; hence, the credit in minority interests is $0.4 million more than in the same period 2003.

Results of Operations — Discontinued Operations

     Discontinued operations include results of operations for both assets sold during the reporting period and assets that have been identified for sale. Consequently, the 9 hotels and one land parcel which were held for sale at September 30, 2004, as well as the 19 hotels (10 hotels sold and eight hotels returned to lender and one hotel returned to lessor in January 2003 as part of the bankruptcy process), one office building, and two land parcels that were disposed of between January 1, 2003 and September 30, 2004, are included in discontinued operations. We present the current quarter’s results of these hotels as discontinued operations as well as the comparative results for the prior quarter.

     Set forth below are the condensed combined statement of operations for the properties classified as discontinued operations:

  Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended
	September 30,	September 30,	Increase
	2004	2003	(Decrease)
	(Unaudited in thousands)
Revenues:
Rooms	$7,800	$14,752	$(6,952)
Food and beverage	1,673	2,907	(1,234)
Other	254	927	(673)

	9,727	18,586	(8,859)

Operating expenses:
Direct:
Rooms	2,417	4,117	(1,700)
Food and beverage	1,443	2,360	(917)
Other	209	626	(417)

	4,069	7,103	(3,034)

	5,658	11,483	(5,825)

Other operating expenses:
Other hotel operating costs	3,301	6,252	(2,951)
Property and other taxes, insurance and leases	674	1,870	(1,196)
Depreciation and amortization	65	409	(344)
Impairment of long-lived assets	368	1,678	(1,310)

Other operating expenses	4,408	10,209	(5,801)

	1,250	1,274	(24)
Interest income	50	—	50
Interest expense and other financing costs	(448)	(1,320)	872
Gain on asset dispositions	1,955	—	1,955

Income (loss) before income taxes	2,807	(46)	2,853
Provision for income taxes	—	—	—

Net income (loss)	$2,807	$(46)	$2,853

     Third quarter 2004 revenues and expenses reflected in discontinued operations above are not fully comparable with the third quarter 2003 revenues and expenses as a result of the following:

•	For the third quarter 2004 there were no revenues or expenses for the hotel and office building sold during 2003 or for the eight properties sold in the first six months of 2004. However, the third quarter 2003 results reflect the full quarter’s operations for these ten properties. For the third quarter 2003, revenues for these ten properties were $6.0 million and direct operating expenses were $2.7 million in aggregate.

•	Less than a full quarter’s revenues and expenses are in the results for the third quarter 2004 for the one hotel and two land parcels sold during the quarter.

     Additionally, the following factors affected the results of the hotels included in discontinued operations:

•	Depreciation on these hotels was suspended when we classified these assets as held for sale. Four of the nineteen hotels were identified for sale at the end of the third quarter 2003; hence depreciation would have been recorded in the third quarter 2003 with no depreciation on these assets recorded during the third quarter 2004. Impairment charges of $0.4 million recorded in the third quarter 2004 represent the excess of the carrying values of assets held for sale over the revised estimated selling price less estimated selling costs.

•	The gain on asset dispositions of $2.0 million represents the gain on sale on one hotel sold during the third quarter 2004.

  2004 Period Compared to 2003 Period

	Nine months ended
	September 30,	September 30,	Increase
	2004	2003*	(Decrease)
	(Unaudited in thousands)
Revenues:
Rooms	$24,235	$36,595	$(12,360)
Food and beverage	6,430	8,442	(2,012)
Other	1,090	2,613	(1,523)

	31,755	47,650	(15,895)

Operating expenses:
Direct:
Rooms	7,452	11,027	(3,575)
Food and beverage	5,028	6,748	(1,720)
Other	847	1,810	(963)

	13,327	19,585	(6,258)

	18,428	28,065	(9,637)

Other operating expenses:
Other hotel operating costs	11,815	17,726	(5,911)
Property and other taxes, insurance and leases	1,757	5,738	(3,981)
Depreciation and amortization	216	3,358	(3,142)
Impairment of long-lived assets	2,972	3,748	(776)

Other operating expenses	16,760	30,570	(13,810)

	1,668	(2,505)	4,173
Interest income	50	—	50
Interest expense and other financing costs	(4,216)	(2,621)	(1,595)
Gain on asset dispositions	9,204	1	9,203

Income (loss) before income taxes	6,706	(5,125)	11,831
Provision for income taxes	—	—	—

Net income (loss)	$6,706	$(5,125)	$11,831

*Revenues and expenses for the nine months ended September 30, 2003 include de minimus amounts for the eight hotels conveyed to a lender and one hotel returned to the lessor of a capital lease in January 2003.

     The nine months ended September 30, 2004 revenues and expenses reflected in discontinued operations above are not fully comparable with the nine months ended September 30, 2003 revenues and expenses as a result of the following:

•	For the nine months ended September 30, 2004 there are no revenues and expenses in the table for the hotel and office building sold during 2003. The hotel was sold in November 2003 and the office building was sold in December 2003. However, the nine months ended September 30, 2003 results reflect the full period’s operations for these two properties. For the nine months ended September 30, 2003, revenues for these two properties were $2.2 million and direct operating expenses were $1.0 million in aggregate.

•	Less than nine month’s revenues and expenses are included in the results for the nine months ended September 30, 2004 for the nine hotels and two land parcels sold at various intervals during the period.

     Additionally the following factors affected the results of the hotels included in discontinued operations:

•	Depreciation on these hotels was suspended when we classified these assets as held for sale. Seventeen of the nineteen hotels were identified for sale from June 2003 to September 2003 and, hence, depreciation would have been recorded in the nine months ended September 30, 2003 with no depreciation on these assets being recorded during the nine months ended September 30, 2004. Impairment charges of $3.0 million and $3.7 million were recorded for the nine months ended September 30, 2004 and September 30, 2003, respectively, which represent the excess of the carrying values of assets held for sale over the revised estimated selling price less estimated selling costs.

•	Interest expense increased as a result of the Lehman Financing which was executed in May 2003 and which replaced debt on which we were not required to pay interest while the related hotels were in Chapter 11.

•	The gain on asset dispositions of $9.2 million represents the gain on sale of seven of the nine hotels sold during the nine months ended September 30, 2004.

Income taxes

     At December 31, 2003, we had available net operating loss carryforwards of approximately $254 million for federal income tax purposes, which will expire in 2004 through 2023. The recently concluded equity offering resulted in another Section 382 ownership change, placing further limitations on the Company’s ability to utilize these losses. As a result of the section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of approximately $8.3 million. Due to these and other limitations, a portion or all of the net operating loss carryforwards could expire unused. At December 31, 2003, we established a valuation allowance of $140.0 million to fully offset our net deferred tax asset.

EBITDA

     We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation, amortization and impairment are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the term of the applicable agreements. We impair properties when the book value exceeds the fair market value. Preferred stock dividends are treated as interest expense and, hence, are added back to loss from continuing operations to derive EBITDA. We also believe that EBITDA provides pertinent information to investors and is an additional indicator of our operating performance.

     The following table presents EBITDA from continuing operations, a non-GAAP measure, for the three months ended September 30, 2004 and September 30, 2003, and the nine months ended September 30, 2004 and September 30, 2003, and provides a reconciliation with the loss from continuing operations, a GAAP measure:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Continuing operations:
Loss from continuing operations	$(6,544)	$(3,600)	$(24,776)	$(10,046)
Depreciation and amortization	7,066	7,572	20,741	22,567
Impairment of long-lived assets	607	2	607	1,380
Interest income and other	(212)	(114)	(321)	(321)
Interest expense	7,350	7,665	35,429	20,863
Preferred stock dividends	865	4,027	9,383	4,027
Loss on preferred stock redemption	4,471	—	6,063	—
Provision for income taxes — continuing operations	337	75	488	226

EBITDA from continuing operations	$13,940	$15,627	$47,614	$38,696

Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited in thousands)		(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	$67	$320	$397	$3,511
Reorganization expenses	$—	$—	$—	$2,045
Casualty losses for damage caused to our properties by the hurricanes that hit the southeastern United States in the third quarter	$2,019	$—	$2,019	$—

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations

     The following table presents certain quarterly data for our continuing operations for the seven quarters ended September 30, 2004. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the fiscal year ended December 31, 2003. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 77 hotels classified in continuing operations at September 30, 2004.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2003	2003	2003	2003
Revenues:
Rooms	$64,805	$64,325	$57,563	$52,089	$62,506	$61,010	$53,914
Food and beverage	16,950	19,436	16,488	18,800	16,407	18,977	16,607
Other	2,806	2,816	2,754	2,817	2,841	2,838	2,858

	84,561	86,577	76,805	73,706	81,754	82,825	73,379

Operating expenses:
Direct:
Rooms	18,722	16,960	16,018	16,023	17,697	16,730	15,363
Food and beverage	12,595	12,713	11,534	12,557	12,030	12,365	11,734
Other	2,095	2,077	1,972	2,178	2,013	1,842	1,938

	33,412	31,750	29,524	30,758	31,740	30,937	29,035

	51,149	54,827	47,281	42,948	50,014	51,888	44,344

Other operating expenses:
Other hotel operating costs	25,577	23,822	24,072	22,546	24,164	22,797	22,475
Property and other taxes, insurance and leases	5,597	5,376	5,751	5,343	6,087	6,923	6,661
Corporate and other	4,519	4,782	4,413	4,791	4,235	6,075	5,970
Casualty gains and losses	2,019	—	—	—	—	—	—
Depreciation and amortization	7,066	6,870	6,805	7,156	7,572	7,573	7,422
Impairment of long-lived assets	607	—	—	11,286	2	1,378	—

Other operating expenses	45,385	40,850	41,041	51,122	42,060	44,746	42,528

	5,764	13,977	6,240	(8,174)	7,954	7,142	1,816
Other income (expenses):	—	—	—	—	—	—	—
Interest income and other	212	66	43	366	114	124	83
Interest expense and other financing costs:	—	—	—	—	—	—	—
Preferred stock dividend	(865)	(4,233)	(4,285)	(4,065)	(4,027)	—
Other interest expense	(7,350)	(19,920)	(8,159)	(7,756)	(7,665)	(6,919)	(6,279)
Gain on asset dispositions	—	—	—	444	—	—	—
Loss on preferred stock redemption	(4,471)	(1,592)	—	—	—	—	—

(Loss) income before income taxes, reorganization items and minority interests	(6,710)	(11,702)	(6,161)	(19,185)	(3,624)	347	(4,380)
Reorganization items	—	—	—	647	—	(808)	(1,237)

Loss before income taxes and minority interest	(6,710)	(11,702)	(6,161)	(18,538)	(3,624)	(461)	(5,617)
Minority interests	503	(71)	(147)	1,412	99	(69)	(148)

Loss before income taxes — continuing operations	(6,207)	(11,773)	(6,308)	(17,126)	(3,525)	(530)	(5,765)
(Provision) benefit for income taxes — continuing operations	(337)	(75)	(76)	48	(75)	(75)	(76)

Loss from continuing operations	(6,544)	(11,848)	(6,384)	(17,078)	(3,600)	(605)	(5,841)

Discontinued operations:	—	—	—	—	—	—	—
(Loss) income from discontinued operations before income taxes	2,807	4,601	(702)	572	(46)	(1,836)	(3,243)
Income tax benefit (provision)	—	—	—	—	—	—	—

(Loss) income from discontinued operations	2,807	4,601	(702)	572	(46)	(1,836)	(3,243)

Net loss	(3,737)	(7,247)	(7,086)	(16,506)	(3,646)	(2,441)	(9,084)
Preferred stock dividend	—	—	—	—	—	(3,818)	(3,776)

Net loss attributable to common stock	$(3,737)	$(7,247)	$(7,086)	$(16,506)	$(3,646)	$(6,259)	$(12,860)

     Loss from continuing operations is after deducting the following items:

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	$67	$135	$195	$642	$320	$1,013	$2,178
Reorganization expenses	$—	$—	$—	$—	$—	$808	$1,237
Casualty losses for damage caused to our properties by the hurricanes that hit the southeastern United States in the third quarter	$2,019	$—	$—	$—	$—	$—	$—

EBITDA Reconciliation of Continuing Operations

     The following table is a reconciliation of the quarterly EBITDA for the hotels classified as continuing operations as of September 30, 2004, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Continuing operations:
Loss from continuing operations	(6,544)	$(11,848)	$(6,384)	$(17,078)	$(3,600)	$(605)	$(5,841)
Depreciation and amortization	7,066	6,870	6,805	7,156	7,572	7,573	7,422
Impairment of long-lived assets	607	—	—	11,286	2	1,378	—
Interest income and other	(212)	(66)	(43)	(366)	(114)	(124)	(83)
Interest expense and other financing costs	7,350	19,920	8,159	7,756	7,665	6,919	6,279
Preferred stock dividends	865	4,233	4,285	4,065	4,027	—	—
Gain on asset dispositions	—	—	—	(444)	—	—	—
Loss on preferred stock redemption	4,471	1,592	—	—	—	—	—
Provision (benefit) for income taxes—continuing operations	337	75	76	(48)	75	75	76

EBITDA	$13,940	$20,776	$12,898	$12,327	$15,627	$15,216	$7,853

  Hotel data by market segment and region

     The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at September 30, 2004, by market segment for the third quarter 2004 and the third quarter 2003 and the nine months ended September 30, 2004 and September 30, 2003.

  Combined Continuing and Discontinued Operations — 87 hotels

		Quarter Ended		Nine Months Ended
	Capital expenditures Nine Months Ended	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004
	September 30, 2004
	(in thousands $)
Upper Upscale
Number of properties	$748	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.1%	62.9%	69.4%	60.7%
Average daily rate		$97.95	$90.69	$95.94	$90.74
RevPAR		$70.59	$57.01	$66.56	$55.09
Upscale
Number of properties	9,059	17	17	17	17
Number of rooms		3,002	3,002	3,002	3,002
Occupancy		66.7%	67.0%	68.2%	67.1%
Average daily rate		$84.43	$80.83	$85.97	$84.10
RevPAR		$56.33	$54.18	$58.62	$56.39
Midscale with Food & Beverage
Number of properties	11,031	54	54	54	54
Number of rooms		10,939	10,939	10,939	10,939
Occupancy		64.3%	65.3%	60.0%	59.7%
Average daily rate		$73.41	$73.25	$72.51	$71.64
RevPAR		$47.22	$47.80	$43.50	$42.80
Midscale without Food & Beverage
Number of properties	813	9	9	9	9
Number of rooms		1,067	1,067	1,067	1,067
Occupancy		63.6%	58.9%	61.4%	54.7%
Average daily rate		$59.06	$57.97	$60.41	$58.96
RevPAR		$37.56	$34.15	$37.09	$32.27
Independent Hotels
Number of properties	244	3	3	3	3
Number of rooms		535	535	535	535
Occupancy		38.9%	42.2%	39.0%	43.9%
Average daily rate		$61.99	$62.87	$62.78	$60.90
RevPAR		$24.11	$26.51	$24.51	$26.72
All Hotels
Number of properties	21,895	87	87	87	87
Number of rooms		16,368	16,368	16,368	16,368
Occupancy		64.3%	64.3%	61.4%	60.3%
Average daily rate		$75.75	$74.42	$75.60	$74.14
RevPAR		$48.69	$47.85	$46.40	$44.70

Continuing Operations — 78 hotels

		Quarter Ended		Nine Months Ended
	Capital expenditures Nine Months Ended	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004
	September 30, 2004
	(in thousands $)
Upper Upscale
Number of properties	$748	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.1%	62.9%	69.4%	60.7%
Average daily rate		$97.95	$90.69	$95.94	$90.74
RevPAR		$70.59	$57.01	$66.56	$55.09
Upscale
Number of properties	9,059	17	17	17	17
Number of rooms		3,002	3,002	3,002	3,002
Occupancy		66.7%	67.0%	68.2%	67.1%
Average daily rate		$84.43	$80.83	$85.97	$84.10
RevPAR		$56.33	$54.18	$58.62	$56.39
Midscale with Food & Beverage
Number of properties	10,307	45	44	44	44
Number of rooms		8,921	8,528	8,528	8,528
Occupancy		65.8%	67.1%	61.9%	62.9%
Average daily rate		$74.13	$73.37	$73.62	$72.11
RevPAR		$48.78	$49.25	$45.54	$45.33
Midscale without Food & Beverage
Number of properties	813	9	7	7	7
Number of rooms		1,067	833	833	833
Occupancy		63.6%	56.4%	61.4%	53.3%
Average daily rate		$59.06	$58.10	$60.41	$59.76
RevPAR		$37.56	$32.79	$37.09	$31.83
Independent Hotels
Number of properties	244	3	6	6	6
Number of rooms		535	1,162	1,162	1,162
Occupancy		38.9%	45.4%	39.0%	42.6%
Average daily rate		$61.99	$59.90	$62.78	$60.56
RevPAR		$24.11	$27.22	$24.51	$25.82
All Hotels
Number of properties	21,171	78	78	78	78
Number of rooms		14,350	14,350	14,350	14,350
Occupancy		65.2%	64.5%	62.7%	61.4%
Average daily rate		$76.49	$74.42	$76.64	$74.63
RevPAR		$49.86	$47.99	$48.08	$45.84

     The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn

•	Midscale without Food & Beverage Fairfield Inn by Marriott and Holiday Inn Express

     The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) at September 30, 2004, by region for the third quarter 2004 and the third quarter 2003 and the nine months ended September 30, 2004 and September 30, 2003.

     Combined Continuing and Discontinued Operations — 87 hotels

		Quarter Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
	Capital expenditures Nine Months Ended	2004	2004	2004	2004
	September 30, 2004
	(in thousands $)
Northeast Region
Number of properties	$5,297	32	32	32	32
Number of rooms		6,065	6,065	6,065	6,065
Occupancy		71.3%	72.9%	64.7%	64.4%
Average daily rate		$84.53	$83.41	$82.58	$81.32
RevPAR		$60.23	$60.76	$53.46	$52.36
Southeast Region
Number of properties	7,064	30	30	30	30
Number of rooms		5,089	5,089	5,089	5,089
Occupancy		59.8%	59.7%	59.5%	58.9%
Average daily rate		$69.02	$67.35	$69.58	$67.17
RevPAR		$41.24	$40.20	$41.38	$39.53
Midwest Region
Number of properties	2,860	18	18	18	18
Number of rooms		3,895	3,895	3,895	3,895
Occupancy		60.3%	57.6%	57.5%	54.8%
Average daily rate		$67.96	$68.06	$69.22	$69.20
RevPAR		$40.98	$39.21	$39.77	$37.92
West Region
Number of properties	6,674	7	7	7	7
Number of rooms		1,319	1,319	1,319	1,319
Occupancy		61.0%	62.4%	64.8%	63.2%
Average daily rate		$76.44	$69.66	$81.49	$78.25
RevPAR		$46.66	$43.47	$52.80	$49.45
All Hotels
Number of properties	21,895	87	87	87	87
Number of rooms		16,368	16,368	16,368	16,368
Occupancy		64.3%	64.3%	61.4%	60.3%
Average daily rate		$75.75	$74.42	$75.60	$74.14
RevPAR		$48.69	$47.85	$46.40	$44.70

Continuing Operations — 78 hotels

		Quarter Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
	Capital expenditures Nine Months Ended	2004	2004	2004	2004
	September 30, 2004
	(in thousands $)
Northeast Region
Number of properties	$4,715	28	28	28	28
Number of rooms		5,155	5,155	5,155	5,155
Occupancy		72.4%	72.3%	66.8%	65.8%
Average daily rate		$85.61	$83.09	$84.14	$82.01
RevPAR		$61.98	$60.05	$56.25	$53.96
Southeast Region
Number of properties	6,983	27	27	27	27
Number of rooms		4,613	4,613	4,613	4,613
Occupancy		60.1%	59.6%	59.9%	59.4%
Average daily rate		$69.69	$68.22	$70.31	$67.97
RevPAR		$41.90	$40.67	$42.11	$40.38
Midwest Region
Number of properties	2,799	16	16	16	16
Number of rooms		3,263	3,263	3,263	3,263
Occupancy		62.5%	59.9%	59.4%	56.6%
Average daily rate		$68.93	$68.60	$70.14	$69.34
RevPAR		$43.09	$41.10	$41.65	$39.28
West Region
Number of properties	6,674	7	7	7	7
Number of rooms		1,319	1,319	1,319	1,319
Occupancy		61.0%	62.4%	64.8%	63.2%
Average daily rate		$76.44	$69.66	$81.49	$78.25
RevPAR		$46.66	$43.47	$52.80	$49.45
All Hotels
Number of properties	21,171	78	78	78	78
Number of rooms		14,350	14,350	14,350	14,350
Occupancy		65.2%	64.5%	62.7%	61.4%
Average daily rate		$76.49	$74.42	$76.64	$74.63
RevPAR		$49.86	$47.99	$48.08	$45.84

     The regions in the tables above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Liquidity and Capital Resources

  Working Capital

     We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. A further downturn in the airline industry could also affect revenues by decreasing the aggregate levels of demand for our hotels by airline industry employees. At September 30, 2004, airline receivables represented approximately 15.2% of our accounts receivable net of allowances.

     Between November 1, 2003 and November 8, 2004, we sold ten hotels, one office building, and two land parcels with another nine hotels and one land parcel classified as assets held for sale. The aggregate sales price from the sale of the ten hotels, the office building and two land parcels sold between November 1, 2003 and November 8, 2004, was $53.6 million, $38.7 million of which was used to pay down debt and $11.2 million of which was used for general corporate purposes, including capital expenditures.

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

     In June 2004, we completed an offering to the public of our common stock, the purpose of which was to redeem our outstanding Preferred Stock, to fund capital expenditures related to renovations and repositionings of selected hotels, and for general corporate purposes including funding our growth strategy. In connection with this offering, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. refinance in order to extend maturities and to convert a substantial portion of floating rate debt to fixed rate debt.

     We intend to continue to use our cash flow to make scheduled debt service payments and fund operations and capital expenditures and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future.

     Although we have emerged from Chapter 11, the distribution of shares to general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. We have established an accrual for allowed claims from which these claims will be paid. Until this process is complete, we will continue to incur expenses in respect of these claims as well as Bankruptcy Court fees and professional fees.

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

     At September 30, 2004, we had working capital (current assets less current liabilities) of $41.3 million compared to $2.4 million at December 31, 2003. The increase in working capital was primarily due to an increase in cash and cash equivalents resulting from the cash proceeds received from the June 2004 common stock offering. The net proceeds to us from the common stock offering approximated $175.9 million, of which approximately $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage pursuant to requirements in our June 2004 Refinancing Debt agreements. A reserve of $22.7 million was funded for capital expenditures and a reserve of $3.0 million was funded for requirements related to a hotel ground lease that was ultimately resolved at approximately $1.8 million. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Series A Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve.

     During the third quarter 2004 and the nine months ended September 30, 2004, we spent approximately $9.4 million and $22.3 million, respectively, on capital expenditures. We expect to spend an additional $21.4 million, which includes committed hurricane repair capital expenditures, during the remainder of 2004, and an additional $38.4 million in the first half of 2005 to complete the projects started in 2004, thereby completing substantially all of our deferred renovations.

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

Cash Flow

  Operating Activities

     Net cash provided by operating activities was $25.3 million and $27.6 million for the nine months ended September 30, 2004 and 2003, respectively. Although EBITDA of $47.6 million for nine months ended September 30, 2004 was $8.9 million higher than nine months ended September 30, 2003, net cash provided by operating activities was $2.3 million lower in the nine months ended September 30, 2004 primarily because the 2003 period benefited from the release of bankruptcy-related restricted cash.

     During the nine months ended September 30, 2003, $11.8 million of restricted cash was released and made available for our operations.

  Investing Activities

     Investing activities provided a net cash outflow of $4.9 million for the nine months ended September 30, 2004 and $23.6 million for the first nine months of 2003. The $18.7 million decrease in the net cash used in investing activities in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is a result of $38.9 million of net proceeds generated from asset sales, offset by $21.0 million deposited into lender controlled escrows and $22.3 million spent on capital improvements. In the nine months ended September 30, 2003, $6.5 million was reimbursed from lender controlled escrows and $29.7 million was spent on capital improvements.

  Financing activities

     The $26.1 million in net cash provided by financing activities in the nine months ended September 30, 2004 was primarily due to the proceeds received from the equity offering of our common stock in June 2004 of $175.9 million, net of the underwriting discount and approximately $4.1 million of other expenses we incurred related to the equity offering.

     Principal payments on long term debt were the result of our debt refinance with Merrill Lynch and the sale of nine hotels in the nine months ended September 30, 2004. Principal payments, including scheduled principal payments, were approximately $400.2 million for the nine months ended September 30, 2004 compared with principal payments and the refinance of 18 of our hotels upon their emergence from Chapter 11 of $81.6 million in the nine months ended September 30, 2003. Financing activities also consisted of payments of financing costs of $5.4 million and $4.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     On July 26, 2004, all of our remaining outstanding Preferred Stock was redeemed for $114.0 million in cash.

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

Debt and Contractual Obligations

The following table sets forth our debt and contractual obligations:

		Contractual Obligations Due by Year (5)
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(Unaudited in thousands)
Continuing Operations
Refinancing Debt (1)
Merrill Lynch Mortgage Lending, Inc. Floating	$75,385	$873	$74,512	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. Fixed	259,407	4,042	4,320	4,618	4,889	241,538	—
Other financing
Computershare Trust Company of Canada	7,498	240	259	280	6,719	—	—
Column Financial, Inc.	25,641	2,426	2,696	2,996	3,329	4,025	10,169
Lehman Brothers Holdings, Inc.	23,051	517	567	21,967	—	—	—
JP Morgan Chase Bank	10,248	563	607	657	710	770	6,941
DDL Kinser	2,311	2,311	—	—	—	—	—
Column Financial, Inc.	8,648	427	469	516	566	677	5,993
Column Financial, Inc.	3,105	3,105	—	—	—	—	—

Total other financing	80,502	9,589	4,598	26,416	11,324	5,472	23,103

	415,294	14,504	83,430	31,034	16,213	247,010	23,103
Long-term debt — other (2)	5,244	1,066	965	1,359	930	304	620

	420,538	15,570	84,395	32,393	17,143	247,314	23,723
Interest expense (3)	113,582	28,136	26,446	21,565	19,193	15,674	2,568
Ground and parking lease obligations	117,458	2,880	2,890	2,927	2,995	3,032	102,734
Purchase Obligations (4)	2,205	84	84	84	84	84	1,785

Total continuing obligations	653,783	46,670	113,815	56,969	39,415	266,104	130,810
Obligations related to assets held for sale
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. Floating	31,240	362	30,878	—	—	—	—
Long-term debt — other (2)	143	26	26	26	26	26	13
Interest expense (3)	3,081	1,681	1,400
Ground and parking lease obligations	2,496	290	302	290	252	252	1,110

Total obligations related to assets held for sale	36,960	2,359	32,606	316	278	278	1,123

	$690,743	$49,029	$146,421	$57,285	$39,693	$266,382	$131,933

(1)	Discussed in “Note 7, Debt” in the notes to our unaudited condensed financial statements.

(2)	Comprised of unsecured notes payable of $3.6 million for pre-petition bankruptcy-related tax obligations and $1.8 million for other obligations.

(3)	LIBOR rate of 1.99% was used for all periods.

(4)	Purchase obligation is for a management fee agreement expiring December 2030.

(5)	Year 1 through Year 5 represents the 12 months ending September 30 starting with 2005 and ending in 2009.

We do not include the following information in the table above:

•	Franchise fees — Substantially all of our franchise fees vary with our revenues. Franchise fees expense for the three and nine months ended September 30, 2004 and September 30, 2003 relating to our continuing operations and discontinued operations are shown in Note 8. Commitments and Contingencies, “Franchise Agreements and Capital Expenditures”;

•	Equipment rentals and costs relating to our maintenance contracts - These items are of a short term nature and are cancelable by us. For the three and nine months ended September 30, 2004, costs relating to equipment rentals and maintenance contracts for our continuing operations were approximately $1.1 million and $3.6 million, respectively; and

•	Other purchase obligations — As of September 30, 2004, we had no other material purchase obligations.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.

Market Risk

     We are exposed to interest rate risks on our variable rate debt. At September 30, 2004 and December 31, 2003, we had outstanding variable rate debt of approximately $106.6 million and $382.8 million, respectively.

     In order to manage our exposure to fluctuations in interest rates with the U.S. portion of the exit financing received in November 2002 ($299.3 million at December 31, 2003 and repaid on June 25, 2004), we entered into two interest rate cap agreements, which allowed us to obtain exit financing at floating rates and effectively cap them at LIBOR of 6.44% plus the spread. If LIBOR exceeded 6.44%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest was payable on the underlying debt. If LIBOR would have been below 6.44%, there would have been no settlement from the interest rate caps. Therefore, we were exposed to interest rate risks on the exit financing debt for increases in LIBOR up to 6.44% but we were not exposed to increases in LIBOR above 6.44% because settlements from the interest rate caps would have offset the incremental interest expense. The one-month LIBOR as of September 30, 2004 was 1.84%. The notional principal amount of the interest rate caps outstanding was $302.2 million at December 31, 2003.

     On May 22, 2003, we finalized the $80 million Lehman Financing which was repaid on June 25, 2004. The Lehman Financing was a two-year term loan with an optional one-year extension and bore interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively capped the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeded 5.00%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincided with the dates on which interest was payable on the underlying debt. If LIBOR would have fallen below 5.00%, there would have been no settlement from the interest rate cap. We were exposed to interest rate risks on the Lehman Financing for LIBOR of between 2.00% and 5.00%. The notional principal amount of the interest rate cap outstanding was $79.2 million at December 31, 2003.

     On June 25, 2004, we refinanced both the exit financing and Lehman financing with Merrill Lynch Mortgage. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at September 30, 2004.

     The fair value of the interest rate cap related to Refinanced Debt as of September 30, 2004 was approximately $52,000. The fair values of the two interest rate caps related to the Merrill Lynch Exit Financing and the one cap related to the Lehman Financing as of September 30, 2004 and December 31, 2003 were approximately nil and $15,000, respectively. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

     With respect to the fair market value of the four interest rate caps, we believe that our interest rate risk at September 30, 2004 and December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of September 30, 2004 would be a reduction in net income of approximately $48,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

     The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of September 30, 2004 and December 31, 2003 would be approximately $12.9 million and $3.0 million, respectively.

     In addition, the hotel business is inherently capital intensive, as the vast majority of assets are hotels, which are long-lived. Lodgian’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. As of September 30, 2004, approximately 23.6% of the long-term debt carries floating rates of interest. For the balance of long-term debt, the nature of fixed rate obligations does not expose us to the risk of changes in the fair value of these instruments. Our outstanding debt was $451.9 million at September 30, 2004, including current maturities and long-term debt related to assets held for sale.

     At September 30, 2004, approximately $106.6 million of debt instruments outstanding were subject to changes in the LIBOR rate. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million. The fair value of the fixed rate mortgage debt (book value $339.9 million) at September 30, 2004 is estimated at $354.4 million.

Forward-looking Statements

     We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” and “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects are subject to many risks and uncertainties including the following:

•	The effects of regional, national and international economic conditions, including the magnitude and duration of the economic recovery in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	Our high level of secured debt;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed;

•	The risks identified under “Risks Related to Our Business” and “Risks Relating to Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2003; and

•	Our ability to collect insurance proceeds for both property damage and business interruption claims related to damage caused by hurricanes to certain hotels.

•	If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we and our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or the American Stock Exchange, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

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

New Accounting Pronouncements

     The table below summarizes recent accounting pronouncements and their effects on Lodgian:

		Month	Effective date for	Summary of Major
	Description	Issued	Lodgian	Provisions	Effect on Lodgian
FIN No. 46	Consolidation of Variable Interest Entities	January-03	Special purpose entities — December 31, 2003. Other entities — first quarter of 2004.	Addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.	No impact, since we have no variable interest entities

SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity	May-03	July-03	Aims to eliminate diversity by requiring that certain types of freestanding instruments be reported as liabilities including mandatorily redeemable shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets	Our Mandatorily Redeemable 12.25% Cumulative Preferred Stock has been reclassified to long-term debt in the Condensed Consolidated Financial Statements and the related dividends for the period January 1, 2004 to September 30, 2004 have been included in interest expense. All Preferred Stock was exchanged or redeemed as of July 26, 2004.

Implementation of Section 404 of the Sarbanes-Oxley Act of 2002

     We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to which we are devoting substantial time and resources and are incurring substantial costs. For the nine months ended September 30, 2004, we have incurred $0.7 million on services related to Sarbanes-Oxley compliance. Section 404 requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls.

     The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. During the course of this work we identified internal control activities which we believe needed improvement. However, we do not believe that any of the deficiencies noted to date constitute material weaknesses in internal control as defined by the Public Company Accounting Oversight Board. We are taking the necessary steps to appropriately remediate the deficiencies noted in our internal controls over financial reporting, including documentation of new and existing policies and procedures and implementation of additional monitoring controls. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or the American Stock Exchange, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock. (See further discussion of the Company’s efforts surrounding compliance with Sarbanes-Oxley at “Item 4. Controls and Procedures”.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4. Controls and Procedures

     a) Based on an evaluation of our disclosure controls and procedures carried out as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     b) During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting. After the end of that quarter, we determined we had a significant deficiency in our disclosure controls over contracts. As a result, we revised our internal control over financial reporting to assure that the accounting for significant or unusual agreements is reviewed and approved, prior to the posting of any general ledger entries, by one of the following finance employees: our Director of Financial Reporting, our Chief Accounting Officer or our Chief Financial Officer. (See further discussion of the Company’s efforts surrounding compliance with Sarbanes-Oxley at “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Implementation of Section 404 of the Sarbanes-Oxley Act of 2002”.)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the reserve for allowed claims established on our balance sheet, which as of September 30, 2004 has a balance of $2.2 million. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

Item 6. Exhibits

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

LODGIAN, INC.

Date: November 19, 2004	By: /s/ W. THOMAS PARRINGTON W. Thomas Parrington President and Chief Executive Officer

Date: November 19, 2004	By: /s/ MANUEL ARTIME Manuel Artime Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1	-	Sarbanes — Oxley Section 302 certification by the CEO
31.2	-	Sarbanes — Oxley Section 302 certification by the CFO
32	-	Sarbanes — Oxley Section 906 certification by the CEO and CFO