Form 10-K
period 2004-12-31
LODGIAN INC
filed 2005-03-23
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Class A warrants
Class B warrants
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer as defined by section 12-b – 2 of the Act.     Yes ☑          No ☐
      The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2004, was $228,955,984 based on the closing price of $10.55 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The registrant had 24,544,462 shares of Common Stock, par value $.01, outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.
Form 10-K
For the Year Ended December 31, 2004

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	33
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other information	72

PART III
Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management	72
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accounting Fees and Services	72

PART IV
Item 15.	Exhibits, Financial Statement Schedules	72
Signatures		73
EX-10.15.11 LOAN MODIFICATION AGREEMENT
EX-10.15.12 AMENDED AND RESTATED PROMISSORY NOTE
EX-10.17.11 LOAN MODIFICATION AGREEMENT
EX-10.17.12 AMENDED AND RESTATED PROMISSORY NOTE
EX-10.26 LETTER AGREEMENT DATED FEBRUARY 4, 2005
EX-10.29 RELEASE AGREEMENT DATED JANUARY 31, 2005
EX-10.32 EMPLOYMENT AGREEMENT / LINDA B. PHILP
EX-10.33 STOCK OPTION AGREEMENT
EX-10.34 INCENTIVE STOCK OPTION AGREEMENT
EX-10.35 INCENTIVE STOCK OPTION AGREEMENT
EX-10.37 FORM OF INCENTIVE STOCK OPTION AGREEMENT
EX-21.1 SUBSIDIARIES OF LODGIAN, INC.
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I

Item 1.	Business
      When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.
Our Company
      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Hilton,” “Holiday Inn,” and “Marriott.” As of March 1, 2005, we operated 84 hotels with an aggregate of 15,858 rooms, located in 31 states and Canada. Of the 84 hotels we operated as of March 1, 2005, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations, while eight hotels, with an aggregate of 2,140 rooms, are held for sale. Three of the eight hotels with an aggregate of 736 rooms were identified for sale in January 2005. Our current portfolio of 84 hotels consists of:

•	79 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
      We consolidate all of these entities in our financial statements, other than the one entity in which we hold a non-controlling equity interest and for which we account under the equity method.
      Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We operate all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 56 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 16 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operate another nine hotels under other nationally recognized brands and three hotels that are not branded. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.
      Our management consists of an experienced team of professionals with extensive lodging industry experience led by our president and chief executive officer, W. Thomas Parrington, who has been in the lodging industry for over 30 years, and previously was the chief executive officer of Interstate Hotels Company through 1998. Our chief operating officer, Michael Amaral, and our three regional vice presidents have a combined 90 years of industry experience and our vice president of sales and marketing has 20 years of industry experience.
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
      Our corporate management team coordinates the financial and accounting functions of our business. These functions include internal audits, insurance and contract review and overseeing the budgeting and forecasting for our hotels. The corporate management team also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The corporate management team coordinates the sales forces for our hotels, designs sales training programs, tracks future business under contract and identifies, employs and monitors marketing programs aimed at specific target markets. Interior design of all hotels, each hotel’s product quality, and the refurbishment of existing properties are also managed from our corporate headquarters.
      We use information systems at the corporate office to track each hotel’s daily occupancy, average room rate (“ADR”), room, food and beverage revenues, and revenue per available room (“RevPAR”). By having current information available, we are better able to respond to changes in each market by focusing sales efforts and making appropriate adjustments to control expenses and maximize profitability.
      Creating cost and guest service efficiencies in each hotel is a top priority. With a total of 84 hotels in our portfolio, we believe we are able to realize significant cost savings due to economies of scale and that we are able to secure volume pricing from vendors that may not be available to smaller hotel companies.
Corporate History
      Lodgian, Inc. was formed as a new parent company in a merger of Servico, Inc. and Impac Hotel Group, LLC in December 1998. Servico was incorporated in Delaware in 1956 and was an owner and operator of hotels under a series of different entities. Impac was a private hotel ownership, management and development company organized in Georgia in 1997 through a reorganization of predecessor entities. After the effective date of the merger, our portfolio consisted of 142 hotels.
      Between December 1998 and the end of 2001, a number of factors, including our heavy debt load, lack of available funds to maintain the quality of our hotels, a weakening U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks of September 11, 2001, combined to place adverse pressure on our cash flow and liquidity. As a result, on December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, our portfolio consisted of 106 hotels.
      Following the effective date of our reorganization, we emerged from Chapter 11 with 97 hotels, eight of our hotels having been conveyed to a lender in satisfaction of outstanding debt obligations and one having been returned to the lessor of a capital lease of the property. Of the 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one property never filed under Chapter 11.
      Effective November 22, 2002, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their estimated fair values at the time. The Consolidated Financial Statements after emergence from bankruptcy are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements prior to November 22, 2002 (the “Predecessor”). See Note 4 to our Consolidated Financial Statements.
      As part of our desire to reduce debt and interest costs, in 2003 we implemented a portfolio improvement strategy that included the identification of 19 hotels, our only office building and three land parcels as held for sale. In 2003, we sold one hotel and the office building. During 2004, we sold 11 hotels and two land parcels. We also acquired one hotel in December 2004, the Springhill Suites by Marriott in Pinehurst, North Carolina. In January 2005, we identified three additional hotels as held for sale. We sold two hotels between January 1, 2005 and March 1, 2005. At March 1, 2005, our continuing operations portfolio consisted of 76 hotels, including one hotel in which we hold a non-controlling equity interest for which we account under the equity method.
      Our business is conducted in one reportable segment, which is the hospitality segment. During 2004, we derived 98% of our revenue from hotels located within the United States and the balance from our one hotel located in Windsor, Canada.

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
      We enter into franchise agreements, generally for terms of between 5 and 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 4.2%, reservation system fees range from 1.0% to 2.6%, and club and restaurant fees from 0% to 4.5%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.1% to 11% of gross room revenues.
      Set forth below is a summary of our franchise affiliations as of March 1, 2005, along with the brands associated with each hotel and number of hotels and rooms represented by each franchisor, in continuing operations and discontinued operations:

	Continuing		Discontinued
	Operations		Operations		Total

	No. of	No. of	No. of	No. of	No. of	No. of
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

InterContinental Hotels Group PLC (IHG)
Holiday Inn	35	6,348	5	1,397	40	7,745
Holiday Inn Express	3	363	1	141	4	504
Holiday Inn Select	3	798	1	397	4	1,195
Crowne Plaza	8	2,201	—	—	8	2,201

Total IHG	49	9,710	7	1,935	56	11,645

Marriott International, Inc.
Marriott	1	238	—	—	1	238
Courtyard by Marriott	7	760	—	—	7	760
Fairfield Inn by Marriott	5	563	—	—	5	563
Springhill Suites by Marriott	1	107	—	—	1	107
Residence Inn by Marriott	2	177	—	—	2	177

Total Marriott	16	1,845	—	—	16	1,845

Hilton Hotels Corporation
Hilton	3	587	—	—	3	587
DoubleTree Club	1	190	—	—	1	190

Total Hilton	4	777	—	—	4	777

Choice Hotels International, Inc.
Clarion	2	590	—	—	2	590
Quality	1	102	1	205	2	307

Total Choice	3	692	1	205	4	897

	Continuing		Discontinued
	Operations		Operations		Total

	No. of	No. of	No. of	No. of	No. of	No. of
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

Carlson Companies
Radisson	1	159	—	—	1	159
Non-franchised hotels(1)	3	535	—	—	3	535

Total All Hotels	76	13,718	8	2,140	84	15,858

(1)	Includes one hotel with 244 rooms that is being converted to a Radisson in May 2005 upon completion of its renovation.
      In connection with our equity offering and the Merrill Lynch Mortgage Lending, (“Merrill Lynch Mortgage”) refinancing debt (“Refinancing Debt”) that we entered into on June 25, 2004, Marriott required that we enter into new franchise agreements for all 15 of our Marriott-branded hotels owned at that time and we agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets. In connection with our agreement, Marriott may review the capital improvements we have made at our Marriott franchised hotels in 2004, and in its reasonable business judgment, require us to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.
      During the term of our franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. As franchise agreements expire, we may apply for a franchise renewal. In connection with a renewal, a franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility, or the franchisor may elect at its sole discretion, not to renew the franchise.
      If we do not comply with the terms of a franchise agreement, following a notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default and acceleration under one or more of our loan agreements, which would materially and adversely affect us. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods. If we perform an economic analysis of a hotel and determine it is not economically justifiable to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation. Generally, under the terms of our loan agreements, we are not permitted to operate hotels without an approved franchise affiliation. See “Risk Factors — Risks Related to Our Business.”
      As of March 1, 2005, we had been notified that we were not in compliance with some of the terms of 12 of our franchise agreements and have received default and termination notices from franchisors with respect to an additional nine hotels summarized as follows:

•	Five of these hotels are held for sale;

•	Seven of the remaining hotels either just completed a major renovation, are undergoing a major renovation or a major renovation is planned, and the total cost of the renovations is projected to be $22.8 million of which $7.6 million has been spent;

•	One of the remaining hotels has a franchise agreement that expires in 2005 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

•	Four of the remaining hotels are expected to be in full compliance with their franchise agreements during the next testing period;

•	Two of the remaining hotels are above the required franchise thresholds and must remain above those levels until February 2006 to receive a “clean slate” letter;

•	One of the remaining hotels has implemented plans to improve service levels to return to compliance levels; and

•	One hotel, which is 60% owned by the company, will undergo a major renovation after we complete the buyout of our minority partner in the second quarter of 2005. The renovation is expected to be completed in the first quarter of 2006 and is estimated to cost $4.3 million.
      We have met all the requirements to cure six of the continuing operations hotels by the due date and received on March 14, 2005 cure letters for two of these hotels. However, we cannot be certain that we will be able to complete our action plans, which in aggregate are estimated to cost approximately $9.7 million, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. We believe we are in compliance with our other franchise agreements in all material aspects.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2005, we have not completed the required capital expenditure for 20 hotels in accordance with the stipulations, and we estimate the cost of these stipulations to be $11.7 million. As of March 1, 2005, approximately $5.3 million is deposited in escrow with the Company’s lenders to be applied to these capital expenditure obligations, pursuant to the term of the respective loan agreements with these lenders. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement. We have scheduled or have begun renovations on 17 of these hotels aggregating $6.9 million of the $11.7 million. In addition, six of these hotels are held for sale and represent $1.9 million of the $11.7 million. During 2004 and the first two months of 2005, we invested $47.5 million in hurricane repairs, renovations and repositionings of selected hotels classified in continuing operations at December 31, 2004.
      We expect to receive addendums to our franchise agreements for the Holiday Inn Monroeville, PA, the Holiday Inn Washington-Meadowlands, PA and the Holiday Inn Select in Strongsville, OH hotels. These addendums are being prepared by IHG as a result of the property improvement plan (PIP) renovation defaults issued on October 19, 2004 and our failure to cure these PIP defaults by getting these required renovations significantly underway by December 20, 2004. IHG is granting us additional time to complete this renovation work subject to milestone renovation dates as mutually agreed upon by us and IHG. The capital expenditures related to these three hotels total $9.8 million, $3.9 million of which is reserved at our lenders. The agreed upon completion date for these three hotels is October 31, 2005 and we are subject to monetary penalties if we do not comply with the agreed upon milestone and completion dates. In addition, IHG may elect to terminate the franchise agreement for each of these three hotels if the PIP has not been completed and in the event of termination, we may be subject to liquidated damages. We anticipate that we will be able to meet these milestone and completion deadlines.
      We believe that we will cure the non-compliance and defaults as to which our franchisors have given us notice before the applicable termination dates, but we cannot provide assurance that we will be able to do so or that we will be able to obtain additional time in which to do so. If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of our indebtedness. This could adversely affect us.
      In addition, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 21 hotels that are either in default or non-compliance under their respective franchise agreements secure an aggregate of $390.4 million of mortgage debt as of March 1, 2005 due to cross-collateralization provisions.

Sales and Marketing
      We market our hotels through national marketing programs that our franchise partners develop and promote. Our participation in these programs is coordinated by our regional revenue teams who ensure each property’s program enrollment. The regional revenue team also supports each property by working with the local sales managers and directors of sales in our hotels to evaluate the results of our marketing strategies. Although we develop yearly marketing plans to define our long term objectives, we make periodic modifications to these plans in order to address changes in local market conditions. At most of our properties we maintain a sales organization which is structured based on market needs and local preferences. Each property sales team generally consists of a director of sales who leads a team of sales associates, the number of which is based upon the size and market potential of each property. We also develop company wide sales and marketing strategies which are implemented at the property level through the support of the regional revenue teams. The regional revenue teams also assist in the evaluation of the results. Our property and regional revenue teams react promptly to local market changes and market trends in order to adjust our current and future marketing programs to meet each hotel’s competitive needs. The property revenue team is also responsible for developing and implementing marketing programs targeted at specific customer segments within their respective markets.
      Our core market consists of business travelers who tend to visit a given area several times in a year. We believe that business travelers are attracted to our hotels because of their convenient locations, their proximity to corporate headquarters, manufacturing plants, convention centers or other major commercial facilities, availability of ample meeting space and our service levels. Our sales force markets to organizations that need a high volume of room nights and that have a significant number of individuals traveling in our operating regions. Our hotels’ group meeting facilities include flexible space readily adaptable to groups of varying size, up-to-date audio-visual equipment and on-site catering facilities.
      In addition to the business market, our targeted customers include leisure travelers looking for comfortable and convenient lodging at an affordable price.
      Our franchised hotels use the centralized reservation systems of our franchisors, which are among the more advanced reservation systems in the lodging industry. The franchisors’ reservation systems receive reservation requests entered (1) on terminals located at all of their respective properties, (2) at reservation centers utilizing “1-800” phone access, (3) through global distribution systems, and (4) through Internet booking sites including franchisors’ own websites. These reservation systems immediately confirm reservations or indicate accommodations available at alternate hotels in the respective franchisors’ systems. Confirmations are transmitted automatically to the hotel for which the reservations are made. These systems are effective in directing customers to our franchised hotels and have historically accounted for approximately 30% of our revenues.
Joint Ventures
      As of March 1, 2005, we operate four hotels in joint ventures in which we have a 50% or greater voting equity interest and exercise control and one hotel in a joint venture in which we have a 30% non-controlling equity interest. In each joint venture, we share decision making authority with our joint venture partner and may not, and in the case of our hotel in which we do not have a controlling interest, do not, have sole discretion with respect to a hotel’s disposition.
Growth Strategy
      We believe that occupancy and ADR, and consequently RevPAR, in our continuing operations hotels will increase as a result of the continued improvement in lodging industry supply and demand fundamentals, our hotel renovation and repositioning program, and our strong management team. We believe our planned capital expenditures and operational improvements will continue to generate increased revenues and enhance our financial performance. Additionally, we will continue to monitor the performance of our continuing operations hotels to improve operating results.

      Based on the recent trends in lodging industry fundamentals, we believe it is an opportune time in the lodging industry cycle to own and acquire hotels. We intend to acquire or invest in additional hotels through our own investments and joint ventures with other investors. We believe that entering into joint ventures will enable us to increase our revenues and enhance our financial performance from both the management fees we would receive for managing the hotels owned by the joint ventures and from our ownership interest in those hotels. Under certain circumstances, we also may seek to acquire select hotels on a wholly-owned basis. Consistent with this strategy, we acquired one hotel in December 2004.
      We intend to focus our acquisition and investment efforts on limited service, midscale and upscale hotels that are less than five years old, contain approximately 100 to 250 rooms and enhance our brand diversification.
Competition and Seasonality
      The hotel business is highly competitive. Each of our hotels competes in its market area with numerous other hotel properties operating under various lodging brands. National chains, including in many instances chains from which we obtain franchises, may compete with us in various markets. Our competition is comprised of public companies, privately-held equity funds, and small independent owners and operators. Competitive factors in the lodging industry include, among others, room rates, quality of accommodation, service levels, convenience of locations and amenities customarily offered to the traveling public. In addition, the development of travel-related Internet websites has increased price awareness among travelers and price competition among similarly located, comparable hotels.
      Demand for accommodations, and the resulting revenues, varies seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations in our portfolio is lowest during the winter months. Levels of demand are also dependent upon many factors that are beyond our control, including national and local economic conditions and changes in levels of leisure and business-related travel. Our hotels depend on both business and leisure travelers for revenue.
      We also compete with other hotel owners and operators with respect to obtaining desirable franchises for upscale and midscale hotels in targeted markets and for acquiring hotels.
The Lodging Industry
      After two consecutive years of declines in 2001 and 2002, the U.S. lodging industry showed signs of recovery in 2003 and 2004, with full year RevPAR growth of 0.4% and 7.8%, respectively, according to Smith Travel Research as reported in January 2005. We believe the declines in 2001 and 2002 were primarily caused by a weak U.S. economy, the events of September 11, 2001 and, to a lesser extent, the continued effects of new room supply exceeding room demand.
      The U.S. lodging industry enjoyed nine consecutive years of positive RevPAR growth from 1992 through 2000 after the economic recession of 1991. The periods of greatest RevPAR growth over this time period generally occurred when growth in room demand exceeded new room supply growth. Smith Travel Research recently predicted annual U.S. lodging industry RevPAR growth of 7.1% in 2005, and annual increase in demand of 4.0% in 2005, outpacing annual net change in supply of 1.2%. We believe that we have passed the bottom of the current U.S. lodging cycle based on industry forecasts of RevPAR growth and predicted trends in room supply and room demand.

Chain-Scale Segmentation
      Smith Travel Research classifies the lodging industry into six chain scale segments by brand according to their respective national average daily rate or ADR. The six segments are defined as: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage and economy. We operate hotel brands in the following four chain scale segments:

•	Upper Upscale (Hilton and Marriott);

•	Upscale (Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, and Springhill Suites by Marriott);

•	Midscale with Food & Beverage (Clarion, DoubleTree Club, Holiday Inn, Holiday Inn Select, and Quality Inn); and

•	Midscale without Food & Beverage (Fairfield Inn by Marriott and Holiday Inn Express).
      We believe that our hotels and brands will perform competitively with the U.S. lodging industry as fundamentals improve. The table below illustrates the 2004 actual RevPAR growth of the chain segments represented by our brands as reported by Smith Travel Research as compared to the U.S. lodging industry averages:

Chain-Scale Segment	2004

Upper Upscale	8.2%
Upscale	8.7%
Midscale with Food & Beverage	6.3%
Midscale without Food & Beverage	7.2%
U.S. Average	7.8%

Source: Smith Travel Research
      Smith Travel Research is forecasting a U.S. average 7.1% RevPAR growth in 2005. These are only industry forecasts and they may not necessarily apply to our portfolio of hotels. We believe that it is an opportune time in the business cycle to own, acquire and reinvest in hotel assets. Furthermore, we believe the projected upturn in the lodging business cycle will allow us to enhance our growth by focusing on our portfolio improvement strategy.
Properties
      We retain responsibility for all aspects of the day-to-day management of each of our hotels. We establish and implement standards for hiring, training and supervising staff, creating and maintaining financial controls, complying with laws and regulations relating to hotel operations, and providing for the repair and maintenance of the hotels.

Portfolio
      Our hotel portfolio, as of March 1, 2005, by franchisor, is set forth below:

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

InterContinental Hotels Group PLC (IHG) (56 hotels)
Crowne Plaza Albany	384	Albany, NY	2001
Crowne Plaza Cedar Rapids(4)	275	Cedar Rapids, IA	1998
Crowne Plaza Houston(4)	291	Houston, TX	1999
Crowne Plaza Macon (60% owned)(4)	297	Macon, GA	1996
Crowne Plaza Pittsburgh	193	Pittsburgh, PA	2001
Crowne Plaza West Palm Beach (50% owned)(3)	219	West Palm Beach, FL	Being renovated
Crowne Plaza Worcester(4)	243	Worcester, MA	1996
Crowne Plaza Phoenix Airport	299	Phoenix, AZ	2004
Holiday Inn Express Dothan	112	Dothan, AL	2002
Holiday Inn Express Gadsden(2)	141	Gadsden, AL	1996
Holiday Inn Express Palm Desert	129	Palm Desert, CA	2003

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Holiday Inn Express Pensacola University Mall	122	Pensacola, FL	2002
Holiday Inn Select DFW Airport	282	Dallas, TX	1997
Holiday Inn Select Niagara Falls(1)	397	Niagara Falls, NY	1999
Holiday Inn Select Strongsville(4)	302	Cleveland, OH	1996
Holiday Inn Select Windsor	214	Windsor, Ontario	2004
Holiday Inn Arden Hills/ St. Paul(4)	156	St. Paul, MN	1995
Holiday Inn Austin — South(1)	210	Austin, TX	1994
Holiday Inn Brunswick(5)	126	Brunswick, GA	Being renovated
Holiday Inn BWI Airport(4)	260	Baltimore, MD	2000
Holiday Inn City Center (30% owned)	240	Columbus, OH	2002
Holiday Inn Clarksburg	159	Clarksburg, WV	1997
Holiday Inn Cromwell Bridge	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford	130	East Hartford, CT	2000
Holiday Inn Fairmont	106	Fairmont, WV	1997
Holiday Inn Fort Wayne	208	Fort Wayne, IN	1995
Holiday Inn Frederick	158	Frederick, MD	2000
Holiday Inn Frisco	217	Frisco, CO	1997
Holiday Inn Glen Burnie North	127	Glen Burnie, MD	2000
Holiday Inn Greentree	201	Pittsburgh, PA	2000
Holiday Inn Hamburg	130	Buffalo, NY	1998
Holiday Inn Hilton Head(4)	202	Hilton Head, SC	2001
Holiday Inn Inner Harbor	375	Baltimore, MD	Being renovated
Holiday Inn Jamestown	146	Jamestown, NY	1998
Holiday Inn Jekyll Island(1)	198	Jekyll Island, GA	2000
Holiday Inn Lancaster (East)	189	Lancaster, PA	2000
Holiday Inn Lansing West(4)	244	Lansing, MI	1998
Holiday Inn Lawrence	192	Lawrence, KS	2002
Holiday Inn Manhattan	197	Manhattan, KS	2002
Holiday Inn Marietta	193	Marietta, GA	2003
Holiday Inn McKnight Road	146	Pittsburgh, PA	1995
Holiday Inn Meadowlands	138	Pittsburgh, PA	Being renovated
Holiday Inn Melbourne (50% owned)(3)	295	Melbourne, FL	Being renovated
Holiday Inn Monroeville	188	Monroeville, PA	Being renovated
Holiday Inn Myrtle Beach(4)	133	Myrtle Beach, SC	1998
Holiday Inn Parkway East(1)	177	Pittsburgh, PA	2001
Holiday Inn Phoenix West	144	Phoenix, AZ	2003
Holiday Inn Rolling Meadows(1)	422	Rolling Meadows, IL	2000
Holiday Inn Santa Fe(4)	130	Santa Fe, NM	2003
Holiday Inn Sheffield(4)	201	Sheffield, AL	Being renovated
Holiday Inn Silver Spring(6)	231	Silver Spring, MD	Being renovated
Holiday Inn St. Louis North(2)	390	St. Louis, MO	1996
Holiday Inn University Mall	152	Pensacola, FL	1997

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Holiday Inn Valdosta	167	Valdosta, GA	2003
Holiday Inn Winter Haven	228	Winter Haven, FL	2004
Holiday Inn York	100	York, PA	2000

Total IHG	11,645

Marriott International Inc. (16 hotels)
Courtyard by Marriott Abilene	99	Abilene, TX	2004
Courtyard by Marriott Bentonville	90	Bentonville, AR	2004
Courtyard by Marriott Buckhead	181	Atlanta, GA	2004
Courtyard by Marriott Florence	78	Florence, KY	2004
Courtyard by Marriott Lafayette	90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122	Tulsa, OK	2004
Fairfield Inn by Marriott Augusta	117	Augusta, GA	2002
Fairfield Inn by Marriott Colchester	117	Colchester, VT	2002
Fairfield Inn by Marriott Jackson	105	Jackson, TN	2002
Fairfield Inn by Marriott Merrimack	116	Merrimack, NH	2004
Fairfield Inn by Marriott Valdosta	108	Valdosta, GA	2004
Marriott Denver Airport	238	Denver, CO	1998
Residence Inn by Marriott Dedham	81	Dedham, MA	2004
Residence Inn by Marriott Little Rock	96	Little Rock, AR	1998
Springhill Suites by Marriott Pinehurst(4)	107	Pinehurst, NC	1999

Total Marriott	1,845
Hilton Hotels Corporation (4 hotels)
DoubleTree Club Philadelphia	190	Philadelphia, PA	2003
Hilton Fort Wayne	244	Fort Wayne, IN	2003
Hilton Columbia	152	Columbia, MD	2003
Hilton Northfield	191	Troy, MI	2003

Total Hilton	777
Choice Hotels International, Inc. (4 hotels)
Clarion Northwoods Atrium Inn	197	Charleston, SC	1994
Clarion Hotel Louisville	393	Louisville, KY	2000
Quality Hotel Metairie(2)	205	New Orleans, LA	2003
Quality Inn Dothan	102	Dothan, AL	1996

Total Choice	897
Carlson Companies (1 hotel)
Radisson Phoenix Hotel	159	Phoenix, AZ	Being renovated

Total Carlson	159

			Year of
			Last Major
	No. of		Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Non-franchised hotels (3 hotels)
French Quarter Suites Memphis(4)	105	Memphis, TN	1997
New Orleans Airport Plaza Hotel (82% owned)(7)	244	New Orleans, LA	Being renovated
University Inn, Bloomington	186	Bloomington, IN	1992

Total non-franchised hotels	535

All hotels (84 hotels)	15,858

(1)	These hotels are held for sale and are classified in discontinued operations as of December 31, 2004.

(2)	These hotels were identified as held for sale in January 2005, and are classified in continuing operations as of December 31, 2004.

(3)	As of March 1, 2005, this hotel is closed for hurricane renovations.

(4)	This hotel is scheduled to be renovated in 2005.

(5)	This hotel is currently being converted to a Park Inn.

(6)	This hotel is currently being converted to a Crowne Plaza.

(7)	This hotel will be converted to a Radisson upon completion of its renovation in May 2005.
      Fourteen of our continuing operations hotels are located on land subject to long-term leases. Generally, these leases are for terms in excess of the depreciable lives of the buildings. We also have the right of first refusal on several leases if a third party offers to purchase the land. We pay fixed rents on some of these leases; on others, we have fixed rent plus additional rents based on a percentage of revenue or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require us to pay the cost of repairs, insurance and real estate taxes.

Dispositions
      In January 2003, in connection with our emergence from Chapter 11, eight hotels were conveyed to a secured lender in satisfaction of all indebtedness and one hotel was returned to the lessor of a capital lease. During 2003, we developed a plan to reduce debt and interest costs and implemented a portfolio improvement strategy in order to reposition the Company for growth. Pursuant to this strategy, we identified 19 hotels, an office building and three land parcels as held for sale in 2003. In 2003 we sold one hotel and the office building, and in 2004 we sold 11 hotels and two land parcels. Accordingly, at December 31, 2004, 79 hotels were part of our continuing operations (including one hotel that we do not consolidate) and seven hotels and one land parcel were classified as discontinued operations. We sold two of these hotels during the first two months of 2005. In January 2005, we identified three additional hotels as held for sale. Accordingly, as of March 1, 2005, our portfolio consisted of 84 hotels, 76 of which are reflected in continuing operations (including one hotel that we do not consolidate) and eight of which are classified as held for sale in discontinued operations.

	Number of

		Land	Office
	Hotels	Parcels	Building

Operated at December 31, 2002	106	3	1
Conveyed to lender in January 2003	(8)	—	—
Returned to the lessor of a capital lease in January 2003	(1)	—	—
Sold in 2003	(1)	—	(1)

Operated at December 31, 2003	96	3	—
Sold in 2004	(11)	(2)	—
Acquired in 2004	1	—	—

Operated at December 31, 2004	86	1	—
Sold between January 1, 2005 and March 1, 2005	(2)	—	—

Operated at March 1, 2005	84	1	—

Hotel data by market segment and region
      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) for the years ended December 31, 2004, December 31, 2003 and the 2002 Combined Period, by market segment and the capital expenditures for the year ended December 31, 2004. Between January 1, 2005 and March 1, 2005, we sold two of the hotels included in the following tables that were classified in discontinued operations.
      Figures for the 2002 Combined Period include the period before we emerged from Chapter 11 (January 1, 2002 to November 22, 2002) and the post-emergence period (November 23, 2002 to December 31, 2002).
      The following tables do not include data for our Springhill Suites by Marriott hotel in Pinehurst, North Carolina since we did not acquire that hotel until late December 2004.

Combined Continuing and Discontinued Operations — 85 hotels

		Year Ended

				2002
	2004 Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Upper Upscale
Number of properties	$794	4	4	4
Number of rooms		825	825	825
Occupancy		67.3%	60.7%	65.6%
Average daily rate		$96.09	$90.98	$93.41
RevPAR		$64.66	$55.23	$61.32
Upscale
Number of properties	18,591	18	17	17
Number of rooms		3,300	3,002	3,002
Occupancy		66.1%	66.1%	67.5%
Average daily rate		$84.80	$83.45	$83.58
RevPAR		$56.02	$55.14	$56.39

		Year Ended

				2002
	2004 Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Midscale with Food & Beverage
Number of properties	13,143	51	52	51
Number of rooms		10,363	10,661	10,268
Occupancy		57.6%	57.7%	59.4%
Average daily rate		$72.86	$71.58	$71.62
RevPAR		$42.00	$41.27	$42.54
Midscale without Food & Beverage
Number of properties	1,700	9	9	7
Number of rooms		1,067	1,067	833
Occupancy		60.0%	53.9%	57.6%
Average daily rate		$60.50	$58.70	$56.54
RevPAR		$36.32	$31.64	$32.55
Independent Hotels
Number of properties	2,340	3	3	6
Number of rooms		535	535	1,162
Occupancy		36.6%	41.4%	44.1%
Average daily rate		$63.27	$61.98	$64.34
RevPAR		$23.17	$25.64	$28.40
All Hotels
Number of properties	36,568	85	85	85
Number of rooms		16,090	16,090	16,090
Occupancy		59.3%	58.6%	60.0%
Average daily rate		$75.90	$74.10	$74.21
RevPAR		$45.01	$43.42	$44.54

Continuing Operations — 78 hotels

		Year Ended

				2002
	2004 Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Upper Upscale
Number of properties	$794	4	4	4
Number of rooms		825	825	825
Occupancy		67.3%	60.7%	65.6%
Average daily rate		$96.09	$90.98	$93.41
RevPAR		$64.66	$55.23	$61.32
Upscale
Number of properties	18,591	18	17	17
Number of rooms		3,300	3,002	3,002
Occupancy		66.1%	66.1%	67.5%
Average daily rate		$84.80	$83.45	$83.58
RevPAR		$56.02	$55.14	$56.39

		Year Ended

				2002
	2004 Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Midscale with Food & Beverage
Number of properties	11,736	44	45	44
Number of rooms		8,623	8,921	8,528
Occupancy		59.7%	59.2%	61.6%
Average daily rate		$73.51	$71.57	$72.23
RevPAR		$43.87	$42.35	$44.47
Midscale without Food & Beverage
Number of properties	1,700	9	9	7
Number of rooms		1,067	1,067	833
Occupancy		60.0%	53.9%	57.6%
Average daily rate		$60.50	$58.70	$56.54
RevPAR		$36.32	$31.64	$32.55
Independent Hotels
Number of properties	2,340	3	3	6
Number of rooms		535	535	1,162
Occupancy		36.6%	41.4%	44.1%
Average daily rate		$63.27	$61.98	$64.34
RevPAR		$23.17	$25.64	$28.40
All Hotels
Number of properties	35,161	78	78	78
Number of rooms		14,350	14,350	14,350
Occupancy		60.7%	59.7%	61.4%
Average daily rate		$76.57	$74.34	$74.83
RevPAR		$46.51	$44.35	$45.94
      The Categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Four Points, Holiday Inn, Holiday Inn Select, and Quality Inn; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.
      The following two tables present data on occupancy, ADR and RevPAR for the hotels in our portfolio (including one hotel that we do not consolidate) for the years ended December 31, 2004, December 31, 2003 and the 2002 Combined Period by geographic region and the capital expenditures for the year ended December 21, 2004. Between January 1, 2005 and March 1, 2005, we sold two of the hotels included in the following tables that were classified in discontinued operations.

      The following tables do not include data for our Springhill Suites by Marriott hotel in Pinehurst, North Carolina since we did not acquire that hotel until late December 2004.

Combined Continuing and Discontinued Operations — 85 hotels

		Year Ended

				2002
	2004 Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Northeast Region
Number of properties	$7,961	32	32	32
Number of rooms		6,065	6,065	6,065
Occupancy		62.6%	63.0%	64.1%
Average daily rate		$82.66	$80.78	$79.06
RevPAR		$51.78	$50.85	$50.71
Southeast Region
Number of properties	15,369	28	28	28
Number of rooms		4,811	4,811	4,811
Occupancy		57.3%	56.3%	57.2%
Average daily rate		$69.38	$67.18	$67.50
RevPAR		$39.78	$37.84	$38.63
Midwest Region
Number of properties	3,894	18	18	18
Number of rooms		3,895	3,895	3,895
Occupancy		55.5%	53.2%	55.7%
Average daily rate		$69.68	$69.38	$71.83
RevPAR		$38.67	$36.90	$40.04
West Region
Number of properties	9,344	7	7	7
Number of rooms		1,319	1,319	1,319
Occupancy		62.2%	62.8%	64.0%
Average daily rate		$82.17	$77.69	$79.92
RevPAR		$51.12	$48.79	$51.12
All Hotels
Number of properties	36,568	85	85	85
Number of rooms		16,090	16,090	16,090
Occupancy		59.3%	58.6%	60.0%
Average daily rate		$75.90	$74.10	$74.21
RevPAR		$45.01	$43.42	$44.54

Continuing Operations — 78 hotels

		Year Ended

	2004			2002
	Capital	December 31,	December 31,	Combined
	Expenditures	2004	2003	Period

	($ in thousands)
Northeast Region
Number of properties	$6,675	28	28	28
Number of rooms		5,155	5,155	5,155
Occupancy		65.0%	64.3%	66.3%
Average daily rate		$84.26	$81.76	$81.09
RevPAR		$54.73	$52.57	$53.76
Southeast Region
Number of properties	15,313	27	27	27
Number of rooms		4,613	4,613	4,613
Occupancy		57.8%	56.8%	57.8%
Average daily rate		$69.13	$67.12	$67.42
RevPAR		$39.95	$38.15	$38.96
Midwest Region
Number of properties	3,829	16	16	16
Number of rooms		3,263	3,263	3,263
Occupancy		57.5%	55.0%	57.7%
Average daily rate		$70.63	$69.67	$71.67
RevPAR		$40.62	$38.33	$41.35
West Region
Number of properties	9,344	7	7	7
Number of rooms		1,319	1,319	1,319
Occupancy		62.2%	62.8%	64.0%
Average daily rate		$82.17	$77.69	$79.92
RevPAR		$51.12	$48.79	$51.12
All Hotels
Number of properties	35,161	78	78	78
Number of rooms		14,350	14,350	14,350
Occupancy		60.7%	59.7%	61.4%
Average daily rate		$76.57	$74.34	$74.83
RevPAR		$46.51	$44.35	$45.94
      The regions in the table above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Hotel Encumbrances
      Of the 85 hotels that we consolidate as of December 31, 2004, 81 were pledged as collateral to secure long-term debt. The following table summarizes the book values of these 85 hotel assets along with the related long-term debt (including current portion) which they collateralize, as of December 31, 2004. “Book value” means the value at which the asset is reflected in our Consolidated Financial Statements. Financial statement book values are presented in accordance with GAAP, but do not necessarily represent fair market values.

		December 31, 2004

	Number	Property, Plant and	Debt
	of Hotels	Equipment, net(1)	Obligations(1)

		($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	26	$114,925	$102,617
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	315,317	258,410

Merrill Lynch Mortgage Lending, Inc. — Total	61	430,242	361,027
Computershare Trust Company of Canada	1	15,907	7,843
Other Financing
Column Financial, Inc.	9	65,704	25,058
Lehman Brothers Holdings, Inc.	5	37,131	22,927
JP Morgan Chase Bank, Trustee	2	7,884	10,110
DDL Kinser	1	3,123	2,286
Column Financial, Inc.	1	11,544	8,545
Column Financial, Inc.	1	5,984	3,069

Total — Other Financing	19	131,370	71,995

	81	577,519	440,865
Long-term debt — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,302
Other	—	—	1,865

	—	—	5,167
Property, plant and equipment — unencumbered	4	20,059	—

	85	597,578	446,032
Held for sale(2)	(7)	(28,207)	(27,599)

Total December 31, 2004(3)	78	$569,371	$418,433

(1)	Debt obligations and property, plant and equipment, net of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	Between January 1, 2005 and March 1, 2005, we sold two hotels held for sale at December 31, 2004 for gross sales proceeds of $7.1 million. The net proceeds of the sale, after deducting liquidated damages, were $6.5 million all of which was used to pay down debt.

(3)	Debt obligation amounts at December 31, 2004 include the current portion.
Insurance
      We maintain the following types of insurance:

•	general liability;

•	property damage;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile;

•	environmental (on certain properties); and

•	employment practices liability insurance.
      We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2004, we had accrued $11.4 million for these expenses.
      There are other types of losses for which we cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds our insurance limits were to occur, we could lose both the revenues generated from the affected property and the capital that we have invested. We also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect our financial condition and results of operations.
      We believe that we either have adequate reserves or sufficient insurance coverage for our business.
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
      Our hotels are also subject to environmental regulations under federal, state and local laws. These environmental regulations have not had a material adverse effect on our operations. However, such regulations potentially impose liability on property owners for cleanup costs for hazardous waste contamination. If material hazardous waste contamination problems exist on any of our properties, we would be exposed to liability for the costs associated with the cleanup of those sites.
Employees
      At December 31, 2004, we had 3,965 full-time and 2,018 part-time employees. We had 121 full-time employees engaged in administrative and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2004, 647 of our full and part-time employees located at eight hotels were covered by collective bargaining agreements. These agreements expire between 2005 and 2008. We consider relations with our employees to be good.
Legal Proceedings
      From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for by the Bankruptcy Court. On July 26, 2004, all remaining shares of mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”) were redeemed and a liability of $2.2 million replaced the Preferred Stock shares that were previously held in the disputed claims reserve for the Joint Plan of Reorganization. As of December 31, 2004, we have $2.2 million reserved on our balance sheet and 27,582 shares of common stock in the disputed claims reserve for claims relating to the Joint Plan of Reorganization, and in the case of the Impac Plan of Reorganization, no claims remain outstanding and, therefore, no reserve is recorded on our books for this Plan.
SEC Filings and Financial Information
      This Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statement on Schedule 14A, and amendments to those reports are available free of charge on our website (www.Lodgian.com) as soon as practicable after they are submitted to the Securities and Exchange Commission (“SEC”).
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
Factors Which May Affect Future Results
      We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts in Iraq, the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management, and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the Securities and Exchange Commission and the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed; and

•	The risks identified below under “Risks Related to Our Business” and “Risks Relating to Our Common Stock.”
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
      The following represents risks and uncertainties which could either individually or together cause actual results to differ materially from those described in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations, cash flow, liquidity and prospects could be adversely affected. In that case, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.
Risks Related to Our Business

We may not be able to meet the requirements imposed by our franchisors in our franchise agreements and therefore could lose the right to operate one or more hotels under a national brand.
      We operate substantially all of our hotels pursuant to franchise agreements for nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. The standards are also subject to change over time. Compliance with any new and existing standards could cause us to incur significant expenses and investment in capital expenditures.
      If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. As of March 1, 2005, we have been notified that we were not in compliance with some of the terms of 12 of our franchise agreements and have received default and termination notices from franchisors with respect to an additional nine hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $9.7 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2005, we have not completed the required capital expenditures for 20 hotels in accordance with the stipulations and we estimate that the cost of completing these required capital expenditures is $11.7 million. As of March 1, 2005, approximately $5.3 million is deposited in escrow with the Company’s lenders to be applied to the capital expenditure obligations, pursuant to the term of the respective loan agreements signed with these lenders. A franchisor could therefore seek to declare its franchise agreement in default and could seek to terminate the franchise agreement.
      If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, we would be in default under the Refinancing Debt if we experience either:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	with regards to the Merrill Lynch Mortgage floating rate refinancing debt (“Floating Rate Debt”), either the termination of franchise agreements for more than two properties or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the floating rate debt, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements;

•	with regards to the Merrill Lynch Mortgage fixed rate refinancing debt (“Fixed Rate Debt”), either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.
      A single franchise agreement termination could materially and adversely affect our revenues, cash flow and liquidity.
      In addition, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 21 hotels that are either in default or non-compliance under their respective franchise agreements secure an aggregate of $390.4 million of mortgage debt at March 1, 2005 due to cross-collateralization provisions.
      In connection with our equity offering and the Refinancing Debt, Marriott required that we enter into new franchise agreements for all 15 of our Marriott-branded hotels owned at the time and we pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets. In connection with our agreement, Marriott may review the capital improvements we have made at our Marriott franchised hotels in 2004, and in its reasonable business judgment, require us to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.
      Our current franchise agreements, generally of 5 to 20 years duration, terminate at various times and have differing remaining terms. As a condition to renewal of the franchise agreements, franchisors frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and increases in franchise fees. A significant increase in unexpected capital expenditures and franchise fees would adversely affect us.

Hotels require a high level of capital expenditures, maintenance and repairs, and if we are not able to meet these requirements of our hotels appropriately, our business and operating results will suffer.
      In order to maintain our hotels in good condition and attractive appearance, it is necessary to replace furnishings, fixtures and equipment periodically, generally every five to seven years, and to maintain and repair public areas and exteriors on an ongoing basis. Due to a lack of available funds, made worse by our heavy debt load, a weakening U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks of September 11, 2001, we deferred many capital expenditures. In addition, the hurricanes that hit the Southeastern United States in August and September 2004 caused extensive damage to six of our hotels, and we will incur capital expenditures on these hotels to the extent that the necessary repairs are not reimbursable by insurance. If we do not make needed capital improvements, we could lose our share of the market to our competitors and our hotel occupancy and room rates could fall. Furthermore, the process of renovating a hotel can be disruptive to operations, and a failure to properly plan and execute renovations and schedule them during seasonal declines in business can result in renovation displacement, an industry term for a temporary loss of revenue due to implementing renovations. We also risk termination of franchise agreements at the affected properties due to non-compliance with the terms of the franchise agreements.

Most of our hotels are pledged as collateral for mortgage loans, and we have a significant amount of debt that could limit our operational flexibility or otherwise adversely affect our financial condition.
      As of December 31, 2004, we had $446.0 million of total long-term debt outstanding including both continuing and discontinued operations ($393.1 million of which is associated with our continuing operations, net of the current portion of long-term debt). We are subject to the risks normally associated with significant amounts of debt, such as:

•	We may not be able to repay or refinance our maturing indebtedness on favorable terms or at all. If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead us to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, to convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s);

•	81 of our consolidated hotels are pledged as collateral for existing mortgage loans as of December 31, 2004, which represented 97% of the book value of our hotel property, plant and equipment, net, as of December 31, 2004, and, as a result, we have limited flexibility to sell our hotels to satisfy cash needs;

•	Increased vulnerability to downturns in our business, the lodging industry and the general economy;

•	Our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements may be limited;

•	Our cash flow from operations may be insufficient to make required debt service payments, and we may be required to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing the availability of our cash flow to fund working capital, capital expenditures, and other needs and placing us at a competitive disadvantage with other companies that have greater resources and/or less debt; and

•	Our flexibility in planning for, or reacting to, changes in our business and industry may be restricted, placing us at a competitive disadvantage to our competitors with greater financial strength than we have.

The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.
      Our outstanding debt instruments subject us to financial covenants, including leverage and coverage ratios. Our compliance with these covenants depends substantially upon the financial results of our hotels. In particular, our debt agreements with Merrill Lynch Mortgage require minimum debt yield and minimum debt service coverage ratios. The fixed rate and floating rate loans (“Refinancing Loans”) provide that when either (i) the debt yield for the hotels securing the respective loans for the trailing 12-month period is below 9% during the first year and 10%, 11%, 12% and 13% during each of the next four years of the loans, respectively, (in case of the floating rate loan, to the extent the loan is extended for a third, fourth or fifth year) or (ii) with respect to the floating rate loan, the debt service coverage ratio for the hotels securing the floating rate loan is below 1.30x, in the fourth year of the loan, if extended, or 1.35x in the fifth year of the loan, if extended, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable fixed or floating rate Refinancing Loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender for the hotels securing the applicable loan, and up to an aggregate $3.0 million of scheduled principal and interest payments due under the applicable loan. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio for the hotels securing the applicable Refinancing Loan are sustained above the minimum requirements for three consecutive months and there are no defaults. As of December 31, 2004, we were not in compliance with the debt yield ratio requirements of the floating rate loan and no cash amounts were being retained in the restricted cash account.
      Additionally, as of December 31 2004, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) is not currently affiliated with a national brand and is undergoing a major renovation. We have entered into a franchise agreement with Radisson Hotels International, Inc. to rebrand this property as a Radisson in May 2005. The total investment we are making on the renovation of this property and its rebranding is $4.7 million. In addition, we will be completing capital expenditures of approximately $7.6 million on two other hotels in this loan pool in 2005.
      Additionally, as of December 31, 2004, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of our hotels in Phoenix, Arizona. The primary reason the debt service coverage ratio is below the required threshold is because the property underwent an extensive renovation in 2004 in order to convert the property from a Holiday Inn Select to a Crowne Plaza hotel. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, we were notified by the lender that we were in default of the debt service coverage ratio and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and impounds (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments.
      Through our wholly-owned subsidiaries, we owe approximately $10.1 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, we notified the trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. The Holiday Inn franchise agreements for both of these hotels expire on August 28,

2005, and each of these properties has a substantial amount of deferred capital expenditures. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. The Company will attempt to restructure the debt on these hotels, but no assurance can be given that we will be successful in doing so. The trustee of the bonds may give notice of default, at which time we could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.5 million. In the event a default is declared and not cured, the two hotels could be subject to foreclosure and we could be obligated pursuant to a partial guaranty of approximately $1.4 million. In addition, we could be obliged to pay our franchisor liquidated damages in the amount of $0.2 million. We have reclassified this debt to current liabilities because the debt became callable on March 2, 2005 when we did not make the March 1, 2005 debt service payment.
      The restrictive covenants in our debt documents may reduce our flexibility in conducting our operations and may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with our debt documents, including these restrictive covenants, may result in additional interest being due and would constitute an event of default, and in some cases with notice or the lapse of time, if not cured or waived, could result in the acceleration of the defaulted debt and the sale or foreclosure of the affected hotels. As noted above, under certain circumstances the termination of a hotel franchise agreement could also result in the same effects. A foreclosure would result in a loss of any anticipated income and cash flow from, and our invested capital in, the affected hotel. No assurance can be given that we will be able to repay, through financings or otherwise, any accelerated indebtedness or that we will not lose all or a portion of our invested capital in any hotels that we sell in such circumstances.

Rising interest rates could have an adverse effect on our cash flow and interest expense.
      A significant portion of our capital needs are fulfilled by borrowings and some of the indebtedness is subject to variable interest rates, primarily the Floating Rate Debt with an outstanding balance of $102.6 million at December 31, 2004. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and a cash shortfall could adversely affect our ability to fund our operations, planned capital expenditures and other needs.
      Our ability to make payments on and to refinance our indebtedness and to fund our operations, planned capital expenditures and other needs will depend on our ability to generate cash in the future. Various factors could adversely affect our ability to meet operating cash requirements, many of which are subject to the operating risks inherent in the lodging industry and therefore are beyond our control. These risks include the following:

•	Dependence on business and leisure travelers, which have been and continue to be affected by threats of terrorism, or other outbreaks of hostilities, and new laws to counter terrorism which results in some degree of restriction on foreign travelers visiting the U.S.;

•	Cyclical overbuilding in the lodging industry;

•	Varying levels of demand for rooms and related services;

•	Competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we have;

•	Effects of economic and market conditions;

•	Decreases in air travel;

•	Fluctuations in operating costs;

•	Changes in governmental laws and regulations that influence or determine wages or required remedial expenditures;

•	Changes in interest rates and in the availability, cost and terms of credit; and

•	The perception of the lodging industry and companies in the debt and equity markets.

The value of our hotels and our ability to repay or refinance our debt are dependent upon the successful operation and cash flows of the hotels.
      The value of our hotels is heavily dependent on their cash flows. If cash flow declines, the hotel values may also decline and the ability to repay or refinance our debt could also be adversely affected. Factors affecting the performance of our hotels include, but are not limited to, construction of competing hotels in the markets served by our hotels, loss of franchise affiliations, the need for renovations, the effectiveness of renovations or repositioning in attracting customers, changes in travel patterns and adverse economic conditions.
      We may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Any additional debt would increase our leverage, which would reduce our operational flexibility and increase our risk exposure. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels and property encumbrances;

•	our current and expected future earnings;

•	our cash flow and cash needs; and

•	the market price per share of our common stock.

If we are not able to implement our growth strategy, we may not be able to improve our financial performance.
      We intend to pursue a full range of growth opportunities, including identifying hotels for renovation, reposition, acquisition or investment. We cannot assure you that the execution of our growth strategy will produce improved financial performance at the affected hotels. We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. Our ability to make acquisitions and investments is dependent upon, among other things, our relationships with owners of existing hotels, our ability to identify suitable joint venture partners and to identify and consummate joint venture opportunities, financing acquisitions and successfully integrating new hotels into our operations. We cannot assure you that suitable hotels for acquisition, investment, management, or rebranding, or a desired nationally recognized brand in a particular market, will be available on favorable terms or at all. Our failure to compete successfully for acquisitions, to finance those acquisitions on favorable terms, or to attract or maintain relationships with hotel owners and major hotel investors could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy successfully would limit our ability to grow our revenue, net income and cash flow.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and performance, and any disputes that may arise between us and our joint venture partners.
      We currently have an ownership interest in five of our hotels through joint ventures. We anticipate that a significant portion of any future hotel acquisitions will be made through joint ventures although no assurance can be given that we will identify suitable joint venture partners or opportunities or enter into joint venture agreements on favorable terms or at all. We generally will not be in a position to exercise sole decision-making authority regarding the hotels owned through such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, and in cases where we have a minority interest will be, in a position to take actions contrary to our policies, strategies or objectives. Joint venture investments also entail a risk of impasse on decisions, such as acquisitions or sales, because neither we nor our joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. Consequently, actions by or disputes with our joint venture partners might result in subjecting hotels owned by the joint venture to additional risks. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Fresh start reporting will make future financial statements difficult to compare.
      In accordance with the requirements of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adopted fresh start reporting effective November 22, 2002. Because SOP 90-7 required us to reset our assets and liabilities to current fair value, our financial position, results of operations and cash flows for periods ending after November 22, 2002 will not be comparable to the financial position, results of operations and cash flows reflected in our historical financial statements for periods ending on or prior to November 22, 2002 included elsewhere in this Form 10-K. The use of fresh start reporting will make it difficult to assess our future prospects based on historical performance

Our prior bankruptcy proceedings could adversely affect our operations going forward.
      On December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. Although Lodgian and affiliates owning 78 hotels officially emerged from bankruptcy on November 25, 2002 with another 18 hotels emerging on May 22, 2003, the adverse publicity and news coverage regarding our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filing may have had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our cost of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect us.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.
      We incurred cumulative net losses of $361.0 million from January 1, 1999 through December 31, 2004 and had an accumulated deficit of $81.9 million as of December 31, 2004. Our ability to improve our performance to achieve profitability is dependent upon a recovery in the general economy, combined with an improvement in the lodging industry specifically, and the successful implementation of our business strategy. Our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. The economic downturn which commenced in early 2001 and the terrorist attacks of September 11, 2001 and the subsequent threat of terrorism resulted in a sharp decline in demand for hotels and affected our results in 2002 and 2003. The lodging industry experienced some recovery during the second half of 2003 and in 2004, but these trends need to continue in

2005 for us to generate positive cash flows essential to our growth and to the implementation of our business strategy. Although Smith Travel Research recently forecasted RevPAR growth for the U.S. lodging industry in 2005 due to rising occupancy and rates and an improving economy, this forecast does not apply specifically to our portfolio of hotels. Additionally, rising interest rates and energy costs, the troubled airline industry and continued threats to security could adversely affect the industry, resulting in our inability to meet profit expectations.

Acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had and may continue to have a negative effect on the lodging industry and our results of operations.
      The terrorist attacks of September 11, 2001 and the continued threat of terrorism, including changing threat levels announced by the U.S. Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations from the third quarter of 2001 to the present. These events have caused a significant decrease in occupancy and ADR in our hotels due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, major metropolitan areas and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel. We believe that uncertainty associated with subsequent terrorist threats and incidents, military conflicts and the possibility of hostilities with other countries may continue to hamper business and leisure travel patterns and our hotel operations for the foreseeable future, and if these matters worsen, the effects could become materially more adverse.

We may be unable to sell real estate, including our assets held for sale, in a timely manner or at expected prices.
      As of March 1, 2005, we have eight hotels and a land parcel listed as assets available for sale; however, real estate assets generally cannot be sold quickly. No assurance can be given that we will be able to sell any of these hotels on favorable terms or at all. Furthermore, even if we are able to sell these hotels, we may not be able to realize any cash proceeds from the sales after paying off the related debt, or the sale may not be timely to provide cash needed to fund our working capital, capital expenditures and debt service requirements. If we lose the franchise of any of these properties for sale, the value of the hotel could decline, perhaps substantially. Inability to sell these properties could severely hamper our new strategy to own upscale and profitable hotels under popular brands, which could have adverse effects on our profitability.

Our expenses may remain constant or increase even if revenues decline.
      Certain expenses associated with owning and operating a hotel are relatively fixed and do not proportionately reduce with a drop in revenues. Consequently, during periods when revenues drop, we would be compelled to incur certain expenses which are fixed in nature. Moreover, we could be adversely affected by:

•	Rising interest rates;

•	Tightening of funding available to the lodging industry on favorable terms, or at all;

•	Increase in labor and related costs; and

•	Changes in, and as a result, increases in the cost of compliance with new government regulations, including those governing, environmental, usage, zoning and tax matters.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.
      We may acquire or make investments in hotel companies or groups of hotels that we believe complement our business. We lack experience in making corporate acquisitions. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our results of operations. In making or attempting to make acquisitions or investments, we face a number of risks, including:

•	Significant errors or miscalculations in identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating favorable terms;

•	Reducing our working capital and hindering our ability to expand or maintain our business, including making capital expenditures and funding operations;

•	The potential distraction of our management, diversion of our resources and disruption of our business;

•	Overpaying by competing for acquisition opportunities with resourceful and cash-rich competitors;

•	Inaccurate forecasting of the financial impact of an acquisition or investment; and

•	Failure to effectively integrate acquired companies or investments into our company and achieving expected synergies.

Losses may exceed our insurance coverage or estimated reserves, which could impair our results of operations, financial condition and liquidity.
      We are self-insured up to certain amounts with respect to our insurance coverages. Various types of catastrophic losses, including those related to environmental, health and safety matters may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.
      We cannot assure you that:

•	the insurance coverages that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits);

•	we will not incur losses from risks that are not insurable or that are not economically insurable; or

•	current coverages will continue to be available at reasonable rates.
      Should a material uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated income and cash flow from the property. Any such loss would have an adverse effect on our results of operations, financial condition and liquidity. In addition, if we are unable to maintain insurance that meets our debt and franchise agreement requirements, and if we are unable to amend or waive those requirements, it could result in an acceleration of that debt and impair our ability to maintain franchise affiliations.
      The hurricanes that hit the Southeastern United States in August and September 2004 caused extensive damage to six of our hotels. The deductibles for the multiple storms that hit these hotels aggregate to $3.1 million. Additionally, we may incur damages for building code compliance that are not covered by our insurance policies or exceed our coverage. Finally, we may incur capital expenditures on these hurricane damaged hotels that are not covered by insurance because it is practicable to complete these items while the property is under renovation but are outside of the damage caused by the hurricanes. Total estimated capital expenditures on these six hotels are forecast at $53.0 million, portions of which are not reimbursable by our insurance carriers. Failure by our insurance companies and our lenders to reimburse us for insurable claims on a timely basis, or at all, could materially and adversely affect us.

Competition in the lodging industry could have a material adverse effect on our business and results of operations.
      The lodging industry is highly competitive. No single competitor or small number of competitors dominates the industry. We generally operate in areas that contain numerous other competitors, some of which may have substantially greater resources than we have. Competitive factors in the lodging industry include, among others, oversupply in a particular market, franchise affiliation, reasonableness of room rates, quality of accommodations, service levels, convenience of locations and amenities customarily offered to the traveling public. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the future demand for our hotels, or that the competing and new hotels will not pose a greater threat to our business. Any of these adverse factors could materially and adversely affect us.

Adverse conditions in major metropolitan markets in which we do substantial business, could negatively affect our results of operations.
      Adverse economic conditions in markets, such as Pittsburgh, Baltimore/ Washington, D.C., and Phoenix, in which we have multiple hotels, could significantly and negatively affect our revenue and results of operations. Our 13 hotels in these areas provided approximately 24.2% of our 2004 continued operations revenue and approximately 18.7% of our 2004 continued operations total available rooms. As a result of this geographic concentration of our hotels, we are particularly exposed to the risks of downturns in these markets, which could have a major adverse affect on our profitability.

The lodging business is seasonal.
      Demand for accommodations varies seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations at the hotels in our portfolio is lowest during the winter months. We generate substantial cash flow in the summer months compared to the slower winter months. If adverse factors affect our ability to generate cash in the summer months, the impact on our profitability is much greater than if similar factors occur during the winter months.

We are exposed to potential risks of brand concentration.
      As of March 1, 2005, we operate 86% of our hotels under Holiday Inn and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If any of these brands suffer a major decline in popularity with the traveling public, it could adversely affect our revenue and profitability.

We have experienced significant changes in our senior management team.
      There have been a number of changes in our senior management team during the last two years and since our emergence from bankruptcy. Our chief executive officer was hired in July 2003, our chief financial officer was promoted to her position in January 2005, and our chief accounting officer was hired in February 2005. If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

Our success is dependent on recruiting and retaining high caliber key personnel.
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
      Some of our hotel rooms are booked through third-party travel websites such as Travelocity.com, Expedia.com, Priceline.com and Hotels.com. If these Internet bookings increase, these intermediaries may be in a position to demand higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Although we expect to continue to derive most of our business through the traditional channels, if the revenue generated through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We may be unable to utilize all of our net operating loss carryforwards.
      As of December 31, 2004, we had approximately $314 million of net operating loss carryforwards available for federal income tax purposes, which includes an estimated $75 million of current year tax losses. Approximately $15 million of losses expired unused at December 31, 2004. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2005 and 2024. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.

Many aspects of our operations are subject to government regulations, and changes in these regulations may adversely affect our results of operations and financial condition.
      A number of states and local governments regulate the licensing of hotels and restaurants, including occupancy and liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Operators of hotels also are subject to the Americans with Disabilities Act, or ADA, and various employment laws, which regulate minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could increase our operating costs and reduce profitability.

Costs of compliance with environmental laws and regulations could adversely affect operating results.
      Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for non-compliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.
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
      The operation and removal of underground storage tanks is also regulated by federal, state and local laws. In connection with the ownership and operation of our hotels, we could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims.
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
      Many, but not all, of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. None of the Phase I environment site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.
      Some of our hotels may contain microbial matter such as mold, mildew and viruses. The presence of microbial matter could adversely affect our results of operations. Phase I assessments performed on certain of our hotels in connection with our exit refinancing identified mold in four of our hotels. We have completed all necessary remediation for these properties. In addition, if any hotel in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards.
      Any liability resulting from noncompliance or other claims relating to environmental matters could have a material adverse effect on us and our insurability for such matters in the future and on our results of operations, financial condition, liquidity and prospects.
Risks Related to Our Common Stock

Our common stock could be de-listed from the American Stock Exchange if their listing standards are not maintained.
      The rules of the American Stock Exchange allow the exchange to de-list securities if it determines that a company’s securities fail to meet its guidelines in respect of corporate net worth, public float, number of shareholders, aggregate market value of shares or price per share. We cannot assure purchasers of our common stock that we will continue to meet the American Stock Exchange listing requirements. If our common stock is delisted from the American Stock Exchange, it would likely trade on the OTC Bulletin Board, which is a quotation service for securities which are not listed or traded on a national securities exchange. The OTC Bulletin Board is viewed by most investors as less desirable and a less liquid marketplace. Thus, delisting from the American Stock Exchange could make trading our shares more difficult or expensive for investors, leading to declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs to sell equity under state blue sky laws if our common stock is not traded on a national securities exchange.

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

We may never pay dividends on our common stock, in which event our stockholders’ only return on their investment, if any, will occur on the sale of our common stock.
      We have not yet paid any dividends on our common stock, and we do not intend to do so in the foreseeable future. As a result, a stockholders’ only return on their investment, if any, will occur on the sale of our common stock.

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
      In addition, we have entered, and could enter in the future, into employment contracts with certain of our employees that contain change of control provisions.

Item 2.	Properties
      The information required to be presented in this section is presented in “Item 1. Business.”

Item 3.	Legal Proceedings
      The information required to be presented in this section is presented in “Item 1. Business.”

Item 4.	Submission of Matters to A Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Historical Data
      On April 27, 2004, our Board of Directors authorized a reverse stock split of our Company’s common stock in a ratio of one-for-three (1:3) with resulting fractional shares paid in cash. The reverse split affected all our issued and outstanding common shares, warrants, stock options, and restricted stock. The record date for the reverse split was April 29, 2004 and our new common stock began trading under the split adjustment on April 30, 2004. All stock information has been retroactively restated to reflect the 1:3 reverse stock split.
      Our common stock is traded on the American Stock Exchange under the symbol “LGN.” Prior to November 21, 2001, our common stock traded on the New York Stock Exchange under the symbol “LOD.” Subsequent to November 21, 2001, our common stock traded on the Over-the-Counter Bulletin Board under the trading symbol “LODN.OB.” Subsequent to November 25, 2002, the common stock traded on the Over-the-Counter Bulletin Board under the symbol “LDGIV.OB” until January 28, 2003, when it began trading on the American Stock Exchange under the symbol “LGN.” The following table sets forth the high and low closing prices of our common stock on a quarterly basis for the past two years:

	2003

	High	Low

First Quarter	$15.75	$8.85
Second Quarter	10.23	7.71
Third Quarter	17.25	8.85
Fourth Quarter	27.75	15.27

	2004

	High	Low

First Quarter	$23.94	$15.60
Second Quarter	18.60	10.50
Third Quarter	10.55	9.60
Fourth Quarter	12.35	9.70

	2005

	High	Low

First Quarter (up to March 1, 2005)	$12.03	$11.37

      At March 1, 2005, we had approximately 1,284 holders of record of our common stock.
      The Preferred Stock also began trading on the American Stock Exchange on January 28, 2003 under the symbol “LGN.pr”. All outstanding shares of the Preferred Stock were either redeemed for cash or converted to shares of our common stock in 2004, and thus our Preferred Stock shares are no longer traded on any stock exchange.
      We have not declared or paid any dividends on our common stock, and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings, if any, and other cash resources will be retained to fund our business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position, cash flow, liquidity, capital expenditure plan and requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.
      The Preferred Stock issued on November 25, 2002 (the date on which the first of the plans of reorganization became effective) accrued dividends at the rate of 12.25% per annum. As required by the Preferred Stock agreement, we paid the dividend due on November 21, 2003 by issuing additional shares of Preferred Stock, except for fractional shares, which we paid in cash. Immediately following the effective date of our equity offering on June 25, 2004, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investment accounts managed by, Oaktree Capital Management (“Oaktree”), LLC, (2) BRE/HY Funding LLC (“BRE/HY”), and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, BRE/ HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of our common stock, respectively. As part of the Preferred Share Exchange, we recorded a $1.6 million loss on preferred stock redemption for the 4% prepayment premium on the Preferred Stock shares that were converted to common stock. Also from the proceeds of the public equity offering, on July 26, 2004, we redeemed 4,048,183 shares of outstanding Preferred Stock totaling approximately $114.0 million. The 79,278 shares of Preferred Stock that were part of the disputed claims reserve were replaced with a liability of approximately $2.2 million on our consolidated balance sheet. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when all remaining outstanding shares were redeemed on July 26, 2004.

      On July 15, 2004, 22,222 restricted stock units previously issued to our CEO, Thomas Parrington, vested. Mr. Parrington, pursuant to the restricted unit award agreement between the Company and him, elected to have the Company withhold 7,211 shares to satisfy the employment tax withholding requirements associated with the vested shares. Accordingly, 7,211 shares were withheld and deemed repurchased by the Company, thereby resulting in the reporting of treasury stock in the financial statements.
Equity Compensation Plan Information
      The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2004:

Number of
		Weighted-	Securities Remaining
	Number of	Average	Available for Future
	Securities to be	Exercise Price of	Issuance under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders*	526,410	$11.46	2,355,876
Equity compensation plans not approved by security holders	—	—	—

*	At our 2004 annual meeting the stockholders approved an increase in the number of shares available for issuance by 29,667 shares (adjusted for the 1:3 reverse stock split) for an aggregate of 383,000 (adjusted for the 1:3 reverse stock split) and, in the event we consummated a firm commitment, underwritten public offering of our common stock, by an additional amount to be determined pursuant to a formula. With the effective date of our public offering of common stock on June 25, 2004, the total number of shares available for issuance under our Stock Incentive Plan increased to 2,950,832 shares. In addition to the issuance of options to acquire 526,907 options (out of which options for 497 shares were exercised), we have issued 68,048 restricted stock shares under the plan.
      Previously, on November 25, 2002, we adopted a new stock incentive plan (the “Stock Incentive Plan”) which replaced the Option Plan previously in place. The Stock Incentive Plan was not approved, nor was it required to be approved, by our security holders, because it was approved by the Bankruptcy Court in connection with the Joint Plan of Reorganization approved in our Chapter 11 bankruptcy. A maximum of 353,333 shares of common stock (adjusted for the 1:3 reverse stock split) were reserved for issuance under the Stock Incentive Plan.
      Awards made during 2004 pursuant to the Stock Incentive Plan are summarized below:

			Available for
	Issued Under		Issuance Under
	the Stock		the Stock
	Incentive Plan	Type	Incentive Plan

Available under plan, less previously issued			2,726,380
Issued — April 9, 2004	1,382	(1)restricted stock	2,724,998
Issued — June 25, 2004	383,500	(2)stock option	2,341,498
Options forfeited in 2004	(14,378)		2,355,876

	370,504

(1)	On April 9, 2004, we issued to our CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vest on April 9, 2005 when they will be convertible into an equal number of shares of common stock.

(2)	On June 25, 2004, our compensation committee awarded stock options to acquire 383,500 shares of our common stock to certain of our employees and to members of our audit committee. Each of the three members of our audit committee received non-qualified options to acquire 5,000 shares of our common stock. The exercise price of the awards granted was $10.52, the average of the high and low market prices of the share on the day of the grant, and the shares vest in three equal annual installments beginning on June 25, 2005.

Item 6.	Selected Financial Data
Selected Consolidated Financial Data
      We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2004. On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with generally accepted accounting principles, we restated our assets and liabilities to reflect their estimated fair values at that date, referred to as fresh start reporting. As a result, our financial statements for the period subsequent to November 22, 2002 are those of a new reporting entity, and are not comparable with the financial statements for the period prior to November 22, 2002. For this reason, we use the term “Successor” when we refer to periods subsequent to November 22, 2002 and the term “Predecessor” when we refer to the periods prior to November 22, 2002.
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
      The financial data for the year ended December 31, 2004, the year ended December 31, 2003, the period November 23, 2002 to December 31, 2002, and the period January 1, 2002 to November 22, 2002 were extracted from the audited financial statements included in this Form 10-K, which commences on page F-1. The financial data for the year ended December 31, 2001 was extracted from financial statements previously audited by Deloitte & Touche LLP, our current auditors. The financial data for the year ended December 31, 2000 was extracted from financial statements previously audited by Arthur Andersen LLP, but was subsequently adjusted to distinguish between our continuing operations and our discontinued operations.

	($ in thousands, except per share data)
	Successor			Predecessor

			November 23,	January 1, to
			to December 31,	November 22,
	2004	2003	2002	2002	2001	2000

Income statement data:
Revenues — continuing operations	$322,109	$311,414	$25,306	$299,267	$351,072	$468,271
Revenues — discontinued operations	38,199	61,137	6,441	78,757	96,484	112,626
Revenues — continuing and discontinued operations	360,308	372,551	31,747	378,024	447,556	580,897
(Loss) income — continuing operations	(35,846)	(27,074)	(6,745)	16,999	(87,537)	(91,025)
(Loss) income — discontinued operations	4,012	(4,603)	(2,581)	(4,633)	(55,227)	3,070
Net (loss) income	(31,834)	(31,677)	(9,326)	12,366	(142,764)	(87,955)
Net (loss) income attributable to common stock	(31,834)	(39,271)	(10,836)	12,366	(142,764)	(87,955)

	($ in thousands, except per share data)
	Successor			Predecessor

			November 23,	January 1, to
			to December 31,	November 22,
	2004	2003	2002	2002	2001	2000

(Loss) income from continuing operations attributable to common stock before discontinued operations	(35,846)	(34,668)	(8,255)	16,999	(87,537)	(91,025)
Earnings per common share, basic and diluted:
(Loss) income — continuing operations	(2.59)	(11.60)	(2.89)	0.60	(3.09)	(3.23)
Income (loss) — discontinued operations, net of taxes	0.29	(1.98)	(1.11)	(0.17)	(1.95)	0.11
Net (loss) income	(2.30)	(13.58)	(4.00)	0.43	(5.04)	(3.12)
Net (loss) income attributable to common stock	(2.30)	(16.83)	(4.64)	0.43	(5.04)	(3.12)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(2.59)	(14.86)	(3.54)	0.60	(3.09)	(3.23)
Basic and diluted weighted average shares(1)	13,817	2,333	2,333	28,480	28,350	28,186
Balance sheet data (at period end):
Total assets	$723,307	$709,174	$762,164	$967,131	$975,362	$1,160,344
Assets held for sale	30,528	68,567	—	—	—	—
Long-term debt(2)	$393,143	551,292	389,752	7,215	7,652	674,038
Liabilities related to assets held for sale	30,541	57,948	—	—	—	—
Liabilities subject to compromise(2)	—	—	93,816	926,387	925,894	—
Mandatorily redeemable 12.25% cumulative Series A preferred stock(3)	—	—	126,510	—	—	—
Total liabilities	495,044	666,248	553,581	990,682	982,043	1,027,067
Total liabilities and preferred stock	495,044	666,248	680,091	990,682	982,043	1,027,067
Total stockholders’ equity (deficit)	226,634	40,606	78,457	(28,841)	(6,681)	136,880

(1)	The number of shares in the Successor period ended December 31, 2002, represents the new shares issued on the effective date of the plan of reorganization in November 25, 2002. The 28,479,837 old shares were cancelled and 2,333,333 million new shares (on a post reverse stock split basis) were issued, including the shares held in the disputed claims reserve.

(2)	Reported long-term debt was impacted in 2001 by our filing for Chapter 11. On filing for Chapter 11, all our debts (except the debt relating to a non-filed entity), and certain other liabilities were classified as liabilities subject to compromise. On emergence from Chapter 11, some of our debt was discharged. The remaining long-term debt and other settled claims were re-classified out of liabilities subject to compromise to long-term debt (if long-term) and current liabilities (if short-term).

(3)	The Preferred Stock was issued on November 25, 2002. At December 31, 2002, the Preferred Stock was classified between long-term debt and equity on the Consolidated Balance Sheet, called the mezzanine section. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 which was effective on July 1, 2003, we reclassified the Preferred Stock to long-term debt. The Preferred Stock outstanding at December 31, 2003 was $142.2 million, compared to $126.5 million at December 31, 2002.

In addition, dividends for the applicable periods from July 1, 2003 to June 30, 2004 were reported in interest expense. In accordance with SFAS No. 150, we continued to show the dividends for the periods from January 1, 2003 to June 30, 2003 and from November 23, 2002 to December 31, 2002 as deductions from retained earnings. On June 25, 2004, we converted 1,483,558 shares of Preferred Stock to 3,941,115 shares of our common stock, and, on July 26, 2004, we redeemed the balance of 4,048,183 shares of Preferred Stock from the proceeds of the public equity offering.

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
Executive Summary
      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott” and “Hilton.” As of March 1, 2005, we operated 84 hotels with an aggregate of 15,858 rooms, located in 31 states and Canada. Of the 84 hotels we operated as of March 1, 2005, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations, while eight hotels, with an aggregate of 2,140 rooms, are held for sale. Three of the eight hotels, with an aggregate of 736 rooms, were classified as held for sale in January 2005 and are, therefore, included in continuing operations at December 31, 2004. Our portfolio of 84 hotels consists of:

•	79 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
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
      Following the effective date of our plan of reorganization, we emerged from Chapter 11 with 97 hotels, eight of the hotels having been conveyed to a lender in satisfaction of outstanding debt obligations and one having been returned to the lessor of a capital lease. Of the portfolio of 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one hotel never filed under Chapter 11.
      In 2003, we developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. We have implemented this strategy by:

•	renovating and repositioning certain of our existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring selected hotels that better fit this strategy.

      In accordance with this strategy, and our efforts to reduce debt and interest costs, in 2003 we identified 19 hotels, our only office building and three land parcels for sale. As of March 1, 2005, we sold 14 of these hotels, the office building and two land parcels for an aggregate sales price of $64.4 million. Of the $59.4 million aggregate net proceeds from the sale of these assets, we used $49.2 million to pay down debt and $10.2 million for general corporate purposes, including capital expenditures. As a result of these sales, and with the addition of three hotels listed for sale in January 2005, as of March 1, 2005, our portfolio consisted of 84 hotels and one land parcel, of which eight hotels and one land parcel are held for sale.
Operating Summary
      Below is a summary of our results of operations, presented in more detail in “Results of Operations — Continuing Operations”:

•	Revenues increased in 2004 due to improved performance in occupancy and ADR. Revenues for 2004 were negatively affected by the rooms that were displaced by our renovation program and the impact of two hotels that have been closed since September 2004 for hurricane repairs.

•	Direct and other hotel operating expenses increased due to increased revenues and the corresponding increase in variable expenses such as franchise fees that increase with revenues. Additionally, utility costs increased due to usage and rate increases, maintenance and repairs costs increased as we increased our focus on maintaining our hotels, and advertising and promotion costs increased as we focused our marketing efforts on repositioning our hotels.

•	Interest expense increased in 2004 primarily due to costs associated with our mortgage refinance, including higher interest expense as we refinanced a significant portion of our debt from variable rate debt to fixed rate debt, the deferred loan costs that were written off for the debt that was extinguished, prepayment penalties on the debt was extinguished and the 4% prepayment premium on the Preferred Stock shares either converted to common stock immediately following the effective date of our equity offering or redeemed in cash on July 26, 2004. Additionally, in 2003, while certain hotels were in Chapter 11, we did not pay interest as approved by the Bankruptcy Court.

•	During 2004, we analyzed our assets held for use for conditions of impairment and, where appropriate, recorded impairment charges where the carrying values exceeded their estimated fair values. Our analysis included such factors as cash flow, negative demographic or economic factors in each market, increased guest room supply in each market, and vehicular access to our hotels.

•	During 2004, our financial results were significantly affected by the hurricanes that hit the Southeastern United States in August and September. Eight hotels were damaged by the hurricanes. Six of these eight hotels received extensive damage during the 2004 hurricane season. Our eleventh and sixteenth highest revenue generating hotels in 2003 were severely damaged by two different hurricanes. These two hotels were closed in September for hurricane renovation and, as of March 1, 2005, these hotels remain closed. These hotels are expected to reopen in the third quarter of 2005. We incurred clean up costs related to these storms, lost revenues and profits, and will incur significant capital to repair these assets. While we do have business interruption insurance we have not recorded any of the proceeds expected to be realized on these claims in our 2004 financial results.
Discontinued Operations
      At December 31, 2004, seven hotels and one land parcel were held for sale. At December 31, 2003, 18 hotels and three land parcels were held for sale.
      The combined condensed statement of operations for discontinued operations as of December 31, 2004 includes the results of operations for the seven hotels held for sale and the 11 hotels that were sold in 2004. The combined condensed statement of operations for discontinued operations as of December 31, 2003 includes the results of operations for the 18 hotels held for sale, the one hotel and office building that were sold in 2003 and the eight wholly-owned hotels that were conveyed to the lender in satisfaction of outstanding debt obligations and one wholly-owned hotel that was returned to the lessor of a capital lease in January 2003.

      The assets and liabilities related to these held for sale assets are separately disclosed in our consolidated balance sheet.
      Where the carrying values of the assets held for sale exceeded their estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. Fair values were determined using market prices and where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. We classify an asset as held for sale when management approves and commits to a formal plan to actively market a property for sale. While we believe the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.
      Between November 1, 2003 and March 1, 2005, we sold 14 hotels, our only office building and two land parcels for aggregate net proceeds of $59.4 million, of which we used $49.2 million to pay down debt with the balance used for general corporate purposes including capital expenditures. For the assets sold in 2004, the total revenues for the year ended December 31, 2004 were $10.7 million, the direct operating expenses were $4.8 million, and the other hotel operating expenses were $4.3 million.
      The results of operations of the other 78 hotels that we consolidate in our consolidated financial statements are reported in continuing operations as of December 31, 2004. The three hotels that were identified for sale in January 2005 are included in continuing operations at December 31, 2004.
Critical Accounting Policies and Estimates
      Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements. We consider the following to be our critical accounting policies and estimates:
      Consolidation policy — All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise control. All of the subsidiaries are wholly-owned except for five joint ventures, one of which is not consolidated but is accounted for under the equity method.
      When we consolidate hotels in which we own less than 100% of the voting equity interest, we include the assets and liabilities of these hotels in our consolidated balance sheet. The third party interests in the net assets of these hotels are reported as minority interest on our consolidated balance sheet. In addition, our consolidated statement of operations reflects the full revenues and expenses of these hotels and the third party portion of the net income or loss is reported as minority interest in our consolidated statements of operations. If the loss applicable to the minority interest exceeds the minority’s equity, we report the entire loss in our consolidated statement of operations.
      When we account for an entity under the equity method, we record only our share of the investment on our consolidated balance sheet and our share of the net income or loss in our consolidated statement of operations. We own a 30% non-controlling equity interest in an unconsolidated joint venture and have included our share of this investment in “other assets” on our consolidated balance sheet. Our share of the net income or loss of the unconsolidated joint venture is shown in “interest income and other” in our consolidated statements of operations. Our investment in this entity at December 31, 2004, was $0.2 million and our share of the income was $30,000.
      Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2004, these deferrals totaled $6.7 million for our continuing operations hotels. If we were to write these expenses off in the year of payment, our operating expenses in those years would be significantly higher.
      Asset impairment — We invest significantly in real estate assets. Property, plant and equipment represents 78.7% of the total assets on our consolidated balance sheet at December 31, 2004. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying amounts. In determining the undiscounted cash flows we consider the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operating expenses. We obtain fair values through broker valuations or appraisals. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key valuation approach, or a room revenue multiplier approach for determining fair value. If the projected future cash flow exceeds the asset’s carrying values, no adjustment is recorded. Impairment loss for an asset held for sale is recognized when the asset’s carrying value is greater than the fair value less estimated selling costs. See Note 8 for further discussion of the Company’s charges for asset impairment.
      As part of this evaluation, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we classify our properties into two categories, “assets held for sale” and “assets held for use.”
      We consider an asset held for sale when the following criteria per SFAS No. 144 are met:

1. Management commits to a plan to sell the asset;

2. The asset is available for immediate sale in its present condition;

3. An active marketing plan to sell the asset has been initiated at a reasonable price;

4. The sale of the asset is probable within one year; and

5. It is unlikely that significant changes to the plan to sell the asset will be made.
      Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value (which is determined after consultation with our real estate brokers) less estimated selling costs, and we cease depreciation of the asset. The fair values of the assets held for sale are based on the estimated selling prices. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write-down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell. During 2004, we recorded $4.7 million of impairment losses on 11 assets held for sale. During 2003, we recorded $5.4 million of impairment losses on 8 hotels and 2 land parcels held for sale and $0.2 million for net book value write-offs for held for sale assets that were replaced in 2003 that had remaining book value.
      With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the undiscounted cash flows to be generated by the asset over its estimated useful life is less than the asset’s carrying value. If there are indicators of impairment, we determine the estimated fair values of these assets using broker valuations or appraisals. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key approach or a room revenue multiplier approach for determining fair value. If the projected future cash flow exceeds the assets carrying value, no adjustment is recorded. During 2004, we recorded $7.4 million of impairment losses, with $6.9 million on 5 assets held for use and $0.5 million for net book value write-offs for held for use assets that were replaced in 2004 that had remaining book value. During 2003, we recorded $12.7 million of impairment losses on 4 hotels and $1.1 million for net book value write-offs for held for use assets that were replaced in 2003 that had remaining book value.
      In connection with our emergence from Chapter 11, and the application of fresh start reporting in which we were required to restate assets to fair values, we recorded a net write-down of $222.1 million on real estate assets during 2002.
      Reorganization items — In accordance with GAAP, income and expenses related to our Chapter 11 proceedings were classified as reorganization items while the respective hotels were in Chapter 11. We continue to incur expenses as a result of the Chapter 11 proceedings but now classify these as corporate and other expenses. The classification between reorganization items and corporate and other expenses while we were in Chapter 11 involved judgment on the part of management. In addition, as a result of the separation required between continuing operations and discontinued operations, we allocated the reorganization items incurred during the Chapter 11 proceedings between continuing and discontinued operations based on the values assigned to the respective properties subsequent to their emergence from Chapter 11.
      Accrual of self-insured obligations — We are self-insured up to certain amounts with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2004, we had an accrued balance of $11.4 million for these expenses.
Income Statement Overview
      On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with GAAP, we applied fresh start reporting. Under fresh start reporting, assets and liabilities are restated to reflect their fair values. As a result, for accounting purposes, our financial statements for periods subsequent to November 22, 2002 are considered to be those of a new reporting entity and are not considered to be comparable with the financial statements for periods on or prior to November 22, 2002. For this reason, we use the term “Successor” when we refer to periods subsequent to November 22, 2002, and the term “Predecessor” when we refer to periods on or prior to November 22, 2002. Although we are required to make this distinction under GAAP, for purposes of the discussion of results below, we have combined the Predecessor’s results for the period January 1, 2002 to November 22, 2002, with the Successor’s results for the period November 23, 2002 to December 31, 2002 and refer to it as the “2002 Combined Period.” The differences between periods due to fresh start reporting are explained where necessary.
      The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for 78 consolidated hotels that as of December 31, 2004 are classified as assets held for use.

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
      Transient revenues, which generally account for approximately 70% of room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups makes up approximately 23% of our room revenues while our contract revenues (such as contracts with airlines for crew rooms) account for the remaining 7%.
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
      To obtain available room nights for a year, we multiply the number of rooms in our portfolio by the number of days in the year. To obtain available room nights for a hotel sold during the year, we multiply the number of rooms in the hotel by the number of days between January 1 and the date the hotel was sold. For the two hotels currently closed due to hurricane renovations, we have adjusted available rooms accordingly.
      These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of our hotels experience lower occupancy levels in the fall and winter months, November through February, which generally results in lower revenues, lower net income and less cash flow during these months.

Operating expenses
      Operating expenses fall into the following categories:

•	Direct expenses — these expenses tend to vary with available rooms and occupancy. However, hotel level expenses contain significant elements of fixed costs and, therefore, do not decline proportionately with revenues. Direct expenses are further categorized as follows:

•	Room expenses — expenses incurred in generating room revenues;

•	Food and beverage expenses — expenses incurred in generating food and beverage revenues; and

•	Other direct expenses — expenses incurred in generating the revenue activities classified in “other revenues.”

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities.

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes.

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are expenses relating to post-emergence Chapter 11 activities.

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees.

•	Impairment charges — charges which were required to write-down the carrying values of long-term assets to their fair values.

Non-operating items
      Non-operating items include:

•	Interest expense, preferred stock dividends, loss on preferred stock redemption and amortization of deferred loan fees;

•	Gain on disposal of assets;

•	Interest income;

•	Our 30% share of the income or loss of our non-controlling equity interest in one hotel, for which we account for under the equity method; and

•	Minority interests — our equity partners’ share of the income or loss of the four hotels owned by joint ventures that we consolidate.
Results of Operations — Continuing Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues — Continuing Operations

	2004	2003	Increase (decrease)

Revenues ($ in thousands):
Rooms	$238,946	$229,519	$9,427	4.1%
Food and beverage	72,429	70,791	1,638	2.3%
Other	10,734	11,104	(370)	(3.3)%

Total revenues	$322,109	$311,414	$10,695	3.4%

Occupancy	61.0%	59.9%		1.9%
ADR	$76.65	$74.44	$2.21	3.0%
RevPAR	$46.76	$44.57	$2.19	4.9%
      The 4.1% increase in room revenues resulted from increases in occupancy and ADR. Occupancy increased 1.9% and ADR increased 3.0%. While occupancy increased 1.9% from 2003, it was negatively impacted by renovations being performed at 16 hotels during 2004, by lost business leading up to the hurricanes that hit the Southeastern United States in the third quarter and by the continued closure of two of our hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) as they undergo hurricane renovation work. Excluding the two hotels closed for hurricane renovation and the hotel acquired in December 2004, our room revenue was 5.1% higher and RevPAR 4.8% higher than the same period last year. For the fourth quarter 2004, continuing operations RevPAR increased 4.1% as compared to the same period in 2003. Excluding the two hotels closed for hurricane renovations and the hotel acquired in December 2004, for the fourth quarter 2004 REVPAR increased 4.9% as compared to the same period in 2003. We made substantial progress on our renovation program in 2004, but with many rooms out of service while under renovation, we experienced substantial room revenue displacement. The increase in ADR results from increasing demand for hotels as the economy improved and the shift away from Internet sales that involve more heavily discounted room rates. As we complete our renovation programs, we anticipate our occupancy and ADR performance will continue to improve.
      Food and beverage revenues remained flat to the prior year due to the continued closure of our West Palm Beach and Melbourne hotels. Excluding the two hotels closed for hurricane renovations and the hotel acquired in December 2004, food and beverage revenues were 4.4% higher than the same period in 2003. Other revenues, which declined by 3.3%, were affected by a decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed internet access at many of our hotels, as well as the continued closure of our West Palm Beach and Melbourne hotels.

      Smith Travel Research recently forecast RevPAR growth in 2005 due to rising occupancy and room rates and improving supply and demand fundamentals. We expect to realize some of the benefits of that growth as we continue to invest in our properties, although we will continue to experience displacement during our renovations.

Direct operating expenses — Continuing Operations

	2004	2003	Increase (decrease)

		($ in thousands)
Direct operating expenses:
Rooms	$68,054	$65,814	$2,240	3.4%
Food and beverage	51,067	48,686	2,381	4.9%
Other	8,029	7,970	59	0.7%

Total direct operating expenses	$127,150	$122,470	$4,680	3.8%

% of total revenues	39.5%	39.3%
      Direct operating expenses were higher due to higher revenues. Total direct operating expenses were 3.8% higher in 2004 while total revenues were 3.4% higher in 2004. Furthermore, total direct operating expenses as a percentage of total revenues remained flat at 39.5% in 2004 as compared to 39.3% in 2003.
      Room expenses on an actual cost per occupied room basis increased as a result of increases in payroll and benefit costs (11.1% of the total increase), reservation equipment costs due to mandatory upgrades required by the InterContinental Hotel Group brands (17.5% of the total increase), credit card, travel agent and other commissions (37.1% of the total increase), and enhanced complimentary food and beverage items to guest enrolled in our brand loyalty programs (18.7% of the total increase).

Other operating expenses — Continuing Operations

	2004	2003	Increase (decrease)

		($ in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$22,048	$19,721	$2,327	11.8%
Advertising and promotion	15,497	14,922	575	3.9%
Franchise fees	21,951	20,569	1,382	6.7%
Repairs and maintenance	18,417	17,719	698	3.9%
Utilities	19,273	18,898	375	2.0%
Other expenses	75	153	(78)	(51.0)%

Total other hotel operating costs	$97,261	$91,982	$5,279	5.7%

Property and other taxes, insurance and leases	$21,884	$25,014	$(3,130)	(12.5)%
Corporate and other	17,263	20,892	(3,629)	(17.4)%
Casualty losses	2,313	—	2,313	n/m
Depreciation and amortization	27,376	29,761	(2,385)	(8.0)%
Impairment of long-lived assets	7,416	12,667	(5,251)	(41.5)%

Total other operating expenses	$173,513	$180,316	$(6,803)	(3.8)%

% of total revenues	53.9%	57.9%

      Other hotel operating costs increased $5.3 million in 2004 as compared to 2003 as a result of increases in the following costs:

•	General and administrative costs increased $2.3 million, primarily due to increases in salary and employee benefits, costs related to labor union contract negotiations and higher bad debt expenses related to airline contracts;

•	Advertising and promotion expenses increased $0.6 million due to increased costs of advertising market research materials and salary and benefit increases;

•	Franchise fees increased $1.4 million primarily as a result of increased revenues. As a percentage of room revenues, franchise fees were 9.2% of revenues in 2004 as compared to 9.0% in 2003, largely due to increased costs of brand loyalty programs; and

•	Repairs and maintenance costs increased $0.7 million primarily as a result of our continued focus on our preventative maintenance programs.
      Property and other taxes, insurance and leases decreased $3.1 million including savings of $0.5 million due to successful property tax assessment appeals; insurance premium and self-insured loss savings of $1.1 million due to favorable loss experience (exclusive of the hurricanes) and a stabilization of the insurance premium markets; and ground rent savings of $1.0 million due to a settlement of a deferred ground rent obligation.
      Corporate and other expenses decreased $3.6 million primarily as a result of reduced post-emergence legal, professional and other costs related to the Chapter 11 proceedings and a reduction in a sales and use tax return audit reserve of $1.5 million due to favorable audit settlements. Costs incurred related to Sarbanes-Oxley compliance totaled approximately $1.4 million.
      Casualty gains and losses, net, which represents costs related to hurricane damage, were $2.3 million higher in 2004 as a result of eight properties incurring, in the aggregate, $5.6 million in costs of which $1.9 million was for hurricane repair expenses and approximately $3.7 million was for net book value write-offs of destroyed assets caused by the hurricanes that hit the Southeastern United States in August and September 2004, offset by expected insurance proceeds of $3.3 million. As of December 31, 2004, $2.0 million had been released by our insurance company as advances for repairs on our Crowne Plaza West Palm Beach and Holiday Inn Melbourne hotels. All advances are forwarded to our lenders and we receive reimbursements from the lender held escrows as we incur operating and capital expenditures. At December 31, 2004, we had received $1.4 million in reimbursements from our lenders. Until the ultimate claims are settled, we will continue to recognize the advances received from the insurance company as a liability without offset to the insurance receivable recorded on our consolidated balance sheet. Accordingly, at December 31, 2004, we have an insurance receivable balance of $3.3 million and a liability for insurance advances of $2.0 million.
      Depreciation and amortization expenses decreased $2.4 million as a result of our reduced asset base on the continuing operations hotels due to $12.7 million in asset write-downs for impairment charges in 2003 and the reduced depreciation charges for assets that had a fresh start life of one year that are now fully depreciated.
      The impairment of long-lived assets of $7.4 million recorded during 2004 represents reductions made to the carrying values of five hotels held for use, to bring them in line with their estimated fair values, and $0.5 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2004. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with our real estate brokers. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key approach, or a room revenue multiplier approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2004 as follows:

a)	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price of the hotel was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it will not renew the agreement;

b)	$3.7 million on the Holiday Inn Brunswick, GA as this hotel lost the business of a significant military group and the hotel is undergoing a required franchise conversion which is expected to result in reduced operating profits;

c)	$0.6 million on the Quality Inn Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to bring the asset’s carrying value in line with the fair value;

d)	$0.9 million on the Holiday Inn St. Louis, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value; and

e)	$0.6 million on the Holiday Inn Lawrence, KS as the financial performance of this hotel continues to decline as it is in need of a major renovation which is not economically justifiable as management has been notified the franchise agreement will not be renewed.
             Non-operating income (expenses) — Continuing Operations

	2004	2003	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$681	$807	$(126)	(15.6)%
Gain on asset dispositions	—	445	(445)	(100.0)%
Interest expense and other financing costs:
Preferred stock dividend	(9,383)	(8,092)	(1,291)	16.0%
Interest expense	(42,990)	(28,581)	(14,409)	50.4%
Loss on preferred stock redemption	(6,063)	—	(6,063)	n/m
Reorganization items	—	1,397	(1,397)	(100.0)%
Minority interests	691	1,294	(603)	(46.6)%
      The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the period January 1, 2003 to December 31, 2003 totaled $15.7 million. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $8.1 million dividend accrued for the period July 1, 2003 to December 31, 2003 is reported in interest expense while the $7.6 million dividend accrued for the periods January 1, 2003 to June 30, 2003 is shown as a deduction from retained earnings. Dividends for 2004 were $9.4 million as a portion of the Preferred Stock shares were converted to common stock immediately following the effective date of our equity offering on June 25, 2004 as part of the Preferred Share Exchange and all remaining outstanding Preferred Stock shares were redeemed on July 26, 2004.
      Interest expense increased $14.4 million in 2004 due to the purchase of a $1.9 million swaption contract, the write-off of $6.7 million of deferred loan costs due to the extinguishment of the Merrill Lynch Mortgage, Lehman Debt, and Macon Debt, $2.7 million of prepayment penalties for early retirement on the Merrill

Lynch Mortgage debt, the expensing of $0.8 million in loan origination costs incurred as part of the Refinancing Debt and additional mortgage interest in 2004 on the former Lehman hotels since we did not pay interest expense on these hotels during 2003 while they were in Chapter 11.
      Loss on preferred stock redemption of $6.1 million includes the 4% prepayment premiums of $1.6 million that was due when the Preferred Stock shares were converted to common stock as part of the Preferred Share Exchange on June 25, 2004 and the 4% prepayment premium of $4.5 million when the remaining outstanding Preferred Stock shares were redeemed on July 26, 2004.
      Reorganization items for 2003 of $1.4 million represent Chapter 11 expenses incurred between January 1, 2003 and May 22, 2003 relating to the 18 hotels which emerged from Chapter 11 on May 22, 2003. We continue to incur expenses related to the Chapter 11 proceedings but currently report these expenses as part of corporate and other expenses.
      Minority interests represent the third party owners’ share of the net losses of the joint ventures in which we have a controlling interest. The $0.6 million reduction in losses attributable to minority interests primarily resulted from the reduction in impairment charges at our Macon property in 2004 as compared to 2003, partially offset by hurricane related losses in 2004 at our Melbourne property.
     The Year Ended December 31, 2003 Compared to the 2002 Combined Period
     Revenues — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

Revenues ($ in thousands):
Rooms	$229,519	$237,800	$(8,281)	(3.5)%
Food and beverage	70,791	74,124	(3,333)	(4.5)%
Other	11,104	12,649	(1,545)	(12.2)%

Total revenues	$311,414	$324,573	$(13,159)	(4.1)%

Occupancy	59.9%	61.5%		(2.6)%
ADR	$74.44	$75.02	$(0.58)	(0.8)%
RevPAR	$44.57	$46.16	$(1.59)	(3.4)%
      The 3.5% decline in rooms revenues results from the decline in occupancy and ADR. Occupancy declined by 2.6% while ADR declined by 0.8%. The decline in occupancy reflected the general decline in the lodging industry but also reflected, in part, some loss in volume due to renovations being performed at some of our hotels, brand changes and reduced performance at some hotels due to their need for renovation. The decline in ADR was due to lower demand for hotels as well as a change in buying patterns with more guests purchasing discounted rooms via the Internet.
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
      Direct operating expenses were lower due to lower revenues. However, these expenses were not reduced proportionately with revenues due to fixed costs and the need to maintain minimum levels of service regardless of occupancy declines. Fixed costs primarily relate to salaried employees and benefits.
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
      The food and beverage department benefited from our improved purchasing program and greater controls over inventory, partially offset by increased benefit costs.
      Other expenses decreased by $0.7 million due in part to a $0.4 million decline in telephone expenses as a result of increased usage of cell phones by our guests.

Other operating expenses — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$19,721	$20,657	$(936)	(4.5)%
Advertising and promotion	14,922	14,458	464	3.2%
Franchise fees	20,569	20,997	(428)	(2.0)%
Repairs and maintenance	17,719	17,353	366	2.1%
Utilities	18,898	17,292	1,606	9.3%
Other expenses	153	502	(349)	(69.5)%

Total other hotel operating costs	$91,982	$91,259	$723	0.8%

Property and other taxes, insurance and leases	$25,014	$23,459	$1,555	6.6%
Corporate and other	20,892	17,476	3,416	19.5%
Depreciation and amortization	29,761	43,636	(13,875)	(31.8)%
Impairment of long-lived assets	12,667	—	12,667	n/m

Total other operating expenses	$180,316	$175,830	$4,486	2.6%

% of total revenues	57.9%	54.2%
      Other hotel operating costs were $0.7 million higher in 2003 as a result of the following:

•	General and administrative expenses decreased $0.9 million due primarily to the release of excess bad debt reserves based on favorable collection history; and

•	Utility costs increased $1.6 million due to increases in rates and increases in consumption caused by severe weather conditions in the Northeast.
      Property and other taxes, insurance and leases were $1.6 million higher in 2003 primarily as a result of the following:

•	Insurance costs increased $1.7 million due to increased insurance premium costs and safety training programs;

•	Ground and property rent increased $0.5 million due to escalation clauses in the lease agreements; and

•	Equipment rentals decreased by $0.5 million as a result of the initiation of improved lease programs for hotel vans, copier and other equipment.
      Corporate and other costs were $3.4 million higher in 2003 primarily as a result of the following:

•	We incurred $4.6 million in legal, professional and other costs related to the Chapter 11 proceedings. Prior to our emergence from Chapter 11, these costs were classified as reorganization expenses; and

•	Legal and other professional fees decreased by approximately $1.2 million partially as a result of our reduced reliance on external professional services and also as a result of the resolution of a number of litigation cases through the Chapter 11 proceedings.
      Depreciation and amortization expenses were $13.9 million lower in 2003. Depreciation expense was reduced as a result of fresh start reporting. As part of fresh start reporting, we were required to adjust our assets to fair values and, as a result, recorded a net write-down of fixed assets of $193.2 million. After implementing fresh start reporting, our monthly depreciation decreased by $1.2 million ($14.4 million annualized). This decrease was partially offset by a $0.4 million increase in amortization of deferred franchise fees due to an increase in the fair values of deferred franchise fees.
      The impairment of long-lived assets of $12.7 million recorded during 2003 represents $11.6 million in adjustments made to the carrying values of five hotels held for use, to reduce them to their estimated fair values, and $1.1 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2003. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment, the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values and the assets’ carrying values are in excess of their estimated fair values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with our real estate brokers. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key valuation approach, or a room revenue multiplier approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2003 as follows:

a) $4.5 million on the Crown Plaza Macon, GA as the expected holding period for this hotel was reduced to six months because the Company was unable to locate a lender to refinance the maturing mortgage on this hotel as a single asset loan;

b) $2.5 million on the Holiday Inn St. Louis North, MO because the nearby airport renovations drastically changed the ingress and egress of this hotel thereby significantly lowering the financial performance of this hotel;

c) $1.8 million on the Quality Hotel & Conference Center Metairie, LA because of a significant decline in this hotel’s group room business because this hotel is in need of a major renovation, which the company had previously planned but subsequently discarded due to an inadequate expected return on investment. Transient business has also declined, resulting in reduced operating profits which led to the recording of impairment;

d) $1.5 million on the Crowne Plaza Cedar Rapids, IA as the primary revenue source at this hotel has historically been group room revenues which have declined considerably in the past two years due to the poor condition of a city-owned ballroom attached to this hotel; and

e) $1.3 million on the Holiday Inn Winter Haven, FL as this hotel had been identified for sale in the second quarter of 2003 and the estimated sales price, less costs to sell, was below the hotel’s carrying value. The estimated sales price of the hotel was negatively impacted by the unanticipated closure of a nearby tourist attraction and the unexpected announcement that a major baseball team was going to relocate their spring training facilities away from this property. In the fourth quarter of 2003, the Company ceased its selling efforts with respect to this hotel because the allocated loan amount on this hotel significantly exceeded the fair value of the hotel.

Non-operating income (expenses) — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$807	$4,954	$(4,147)	(83.7)%
Gain on asset dispositions	445	—	445	n/m
Interest expense and other financing costs:
Preferred stock dividend	(8,092)	—	(8,092)	n/m
Interest expense	(28,581)	(28,273)	(308)	1.1%
Reorganization items	1,397	11,038	(9,641)	(87.3)%
Minority interests	1,294	273	1,021	374.0%
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
      The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the period January 1, 2003 to December 31, 2003 totaled $15.7 million. In accordance with SFAS No. 150, effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $8.1 million accrued dividend for the period July 1, 2003 to December 31, 2003 is reported in interest expense while the $7.6 million dividend accrued for the periods January 1, 2003 to June 30, 2003 is shown as a deduction from retained earnings.
      Reorganization items for 2003 of $1.4 million represent Chapter 11 expenses incurred between January 1, 2003 and May 22, 2003 relating to the 18 hotels which emerged from Chapter 11 on May 22, 2003. We continued to incur expenses related to the Chapter 11 proceedings after May 2003 but reported these expenses as part of corporate and other expenses. In accordance with GAAP, all expenses related to the Chapter 11 proceedings between January 1 and November 22, 2002 were reported as reorganization items, including the fair value adjustments recorded on the implementation of fresh start reporting.
      Reorganization items for the 2002 Combined Period comprised the following:

•	Adjustments recorded on the application of fresh start reporting of $33.3 million consisting of gain on extinguishment of debt of $223.2 million, offset by fixed asset write-downs and other fresh start adjustments of $189.9 million; and

•	Expenses incurred as a result of the Chapter 11 filing of approximately $22.3 million, consisting mainly of legal and professional fees.
      Minority interests represent the third party owners’ share of the net loss of the four joint ventures in which we have a controlling equity interest. The increase of $1.0 million relates primarily to one joint venture owning one hotel. The net loss of this joint venture was higher in 2003 as a result of an impairment charge recorded to write-down the carrying value of the hotel.
Results of Operations — Discontinued Operations
      During 2004, we sold 11 hotels, comprising an aggregate 2,076 rooms, and two land parcels. The aggregate net proceeds from the sales were approximately $40.9 million of which $37.4 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain from the sale of these assets was $9.2 million. During 2003, we sold one hotel, comprising 98 rooms, and our only office building. The aggregate net proceeds from the sales were approximately $12.0 million of which $5.0 million was used to pay down debt and $7.0 million was used for capital expenditures and general corporate purposes. The aggregate gain from the sale of these assets was $3.1 million.
      Impairment was recorded on assets held for sale in 2003 and 2004.
      The impairment of long-lived assets held for sale of $4.7 million recorded in 2004 represents the write-down of nine hotels and two land parcels held for sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2004, we recorded impairment losses as follows:

a)	an additional $0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004;

b)	an additional $0.5 million on the Downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

c)	an additional $0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

d)	an additional $0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional charges to dispose of this hotel in December 2004;

e)	an additional $1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors. This hotel remains for sale at March 1, 2005;

f)	$1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel. This hotel remains for sale at March 1, 2005;

g)	$0.4 million on the Holiday Inn Florence, KY primarily related to disposal costs incurred on sale of the hotel in December 2004; and

h)	additional adjustments on four other assets aggregating to a reduction of impairment charges of $0.1 million.
      The impairment of long-lived assets held for sale of $5.4 million recorded in 2003 represents $5.2 million in the write-down of seven hotels and two land parcels held for sale and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, the reclassification of these assets from held for use to held for sale necessitated a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2003, we recorded impairment losses in 2003 as follows:

a)	$1.1 million on the Holiday Inn Express Pensacola, FL as this hotel was identified for sale in the second quarter 2003. The performance of this hotel was negatively impacted in 2003 by the opening of three new hotels in its market and the conversion of another fully renovated hotel to the Holiday Inn Express brand in April 2003;

b)	$1.0 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Operating profits decreased more than forecast at this hotel following the loss of its franchise affiliation in May 2003;

c)	$0.8 million on the Holiday Inn Morgantown, WV as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the fourth quarter of 2003 the expected selling price of this hotel was lowered as a result of the opening of a Radisson hotel in the market, which negatively impacted the operating results of this hotel;

d)	$0.6 million on the Holiday Inn Fort Mitchell, KY as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined with the broker that the selling price needed to be lowered to find a willing buyer, resulting in an impairment charge;

e)	$0.6 million on the land parcel in Mt. Laurel, NJ as this property was identified for sale in the second quarter of 2003. During the sales process the broker recommended a price reduction which resulted in $0.6 million of impairment charges;

f)	$0.6 million on the Holiday Inn Market Center Dallas, TX as this hotel was identified for sale in the second quarter 2003 at which time $0.6 million of impairment was recorded. The reduction in value was primarily related to the franchisor’s decision to not transfer the franchise agreement on this hotel to a new buyer. This hotel was sold in January 2004 for net proceeds of $2.5 million compared to its adjusted net book value of $2.4 million;

g)	$0.3 million on the Holiday Inn Memphis, TN as this hotel was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined by the broker that it was advisable that the selling price should be lowered because the franchise agreement was not going to be renewed;

h)	$0.1 million on the Holiday Inn Austin (South), TX as this hotel was identified for sale in the second quarter of 2003 at which time impairment was recorded based on a listing broker’s evaluation of the hotel; and;

i)	$0.1 million on the land parcel in Fayetteville, NC as this property was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter 2003 the listing broker determined it was advisable to lower the asking price which resulted in an impairment charge.
      Historical operating results and gains are reflected as discontinued operations in our consolidated statement of operations. See Note 1 and Note 3 to the accompanying consolidated financial statements for further discussion.
Income taxes
      Because we incurred net losses, we paid no federal income tax for the years ended December 31, 2004, December 31, 2003 or for the 2002 Combined Period. At December 31, 2004, we had available net operating loss carryforwards of approximately $239 million for federal income tax purposes, which will expire in 2005 through 2023, excluding an estimated tax net loss of $75 million for the year ended December 31, 2004. Under our plans of reorganization, substantial amounts of net operating loss carryforwards were utilized to offset income from debt cancellations in the 2002 Combined Period. Our reorganization under Chapter 11 resulted in an ownership change, as defined in Section 382 of the Internal Revenue Code. Our recently concluded equity offering resulted in another Section 382 ownership change, placing further limitations on the Company’s ability to utilize these losses. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of approximately $8.3 million. At December 31, 2004, we established a valuation allowance of $145.2 million to fully offset our net deferred tax asset.
      In addition, we recognized an income tax provision of $0.2 million for 2004, $0.2 million for 2003, and a benefit of $1.3 million for the 2002 Combined Period. The benefit for the 2002 Combined Period related primarily to a reduction of the provision recorded in 2001, while the 2004 and 2003 provisions related primarily to liabilities for state and foreign taxes.
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
      The following table presents EBITDA, a non-GAAP measure, for 2004, 2003, and the 2002 Combined Period and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

			2002
			Combined
	2004	2003	Period

	($ in thousands)
Continuing operations:
(Loss) income from continuing operations	$(35,846)	$(27,074)	$10,254
Depreciation and amortization	27,376	29,761	43,636
Fresh start adjustments	—	—	(33,318)
Interest income	(647)	(486)	(639)
Interest expense	42,990	28,581	28,273
Preferred stock dividends	9,383	8,092	—
Loss on preferred stock redemption	6,063	—	—
Provision (benefit) for income taxes — continuing operations	228	178	(128)

EBITDA from continuing operations	$49,547	$39,052	$48,078

      Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items:

			2002
			Combined
	2004	2003	Period

	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	$457	$4,752	$800
Reorganization expenses	—	1,397	22,278
Impairment loss	7,416	12,667	—
Gain on asset dispositions	—	(445)	—
Casualty losses for damage caused to our properties by the hurricanes that hit the southeastern United States in the third quarter	2,313	—	—
Adjustments to bankruptcy claims reserves	(38)	(218)	—
Quarterly Results of Operations
      The following table presents certain quarterly data for the eight quarters ended December 31, 2004. The data have been derived from our unaudited consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale during the course of the fiscal year ended December 31, 2003. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 78 hotels classified in continuing operations at December 31, 2004.
LODGIAN, INC. AND SUBSIDIARIES
QUARTERLY OPERATING DATA

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Revenues:
Rooms	$52,253	$64,805	$64,325	$57,563	$52,089	$62,506	$61,010	$53,914
Food and beverage	19,555	16,950	19,436	16,488	18,800	16,407	18,977	16,607
Other	2,358	2,806	2,816	2,754	2,567	2,841	2,838	2,858

	74,166	84,561	86,577	76,805	73,456	81,754	82,825	73,379

Operating expenses:
Direct:
Rooms	16,355	18,722	16,960	16,018	16,023	17,697	16,730	15,363
Food and beverage	14,225	12,595	12,713	11,534	12,557	12,030	12,365	11,734
Other	1,885	2,095	2,077	1,972	2,178	2,013	1,842	1,938

	32,465	33,412	31,750	29,524	30,758	31,740	30,937	29,036

	41,701	51,149	54,827	47,281	42,698	50,014	51,888	44,343

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Other operating expenses:
Other hotel operating costs	23,790	25,577	23,822	24,072	22,546	24,164	22,797	22,475
Property and other taxes, insurance and leases	5,160	5,597	5,376	5,751	5,343	6,087	6,923	6,661
Corporate and other	3,548	4,519	4,782	4,413	4,612	4,235	6,075	5,970
Casualty gains and losses	295	2,019	—	—	—	—	—	—
Depreciation and amortization	6,635	7,066	6,870	6,805	7,194	7,572	7,573	7,422
Impairment of long-lived assets	6,809	607	—	—	11,286	2	1,378	—

Other operating expenses	46,237	45,385	40,850	41,041	50,981	42,060	44,746	42,528

	(4,534)	5,764	13,977	6,240	(8,283)	7,954	7,142	1,815
Other income (expenses):		—	—	—	—	—	—	—
Interest income and other	360	212	66	43	486	114	124	83
Gain on asset dispositions	—	—	—	—	445	—	—	—
Interest expense and other financing costs:	—	—	—	—	—	—	—	—
Preferred stock dividend	—	(865)	(4,233)	(4,285)	(4,065)	(4,027)	—
Other interest expense	(7,561)	(7,350)	(19,920)	(8,159)	(7,718)	(7,665)	(6,919)	(6,279)
Loss on preferred stock redemption	—	(4,471)	(1,592)	—	—	—	—	—

(Loss) income before income taxes, reorganization items and minority interests	(11,735)	(6,710)	(11,702)	(6,161)	(19,135)	(3,624)	347	(4,381)
Reorganization items	—	—	—	—	647	—	(808)	(1,237)

Loss before income taxes and minority interest	(11,735)	(6,710)	(11,702)	(6,161)	(18,488)	(3,624)	(461)	(5,618)
(Provision) benefit for income taxes — continuing operations	259	(337)	(75)	(76)	48	(75)	(75)	(76)
Minority interests (net of taxes, nil)	406	503	(71)	(147)	1,412	99	(69)	(149)

Loss from continuing operations	(11,070)	(6,544)	(11,848)	(6,384)	(17,028)	(3,600)	(605)	(5,842)

Discontinued operations:		—	—	—
(Loss) income from discontinued operations before income taxes	(2,694)	2,807	4,601	(702)	522	(46)	(1,836)	(3,243)
Income tax benefit (provision)	—	—	—	—	—	—	—	—

(Loss) income from discontinued operations	(2,694)	2,807	4,601	(702)	522	(46)	(1,836)	(3,243)

Net loss	(13,764)	(3,737)	(7,247)	(7,086)	(16,506)	(3,646)	(2,441)	(9,085)
Preferred stock dividend	—	—	—	—	—	—	(3,818)	(3,776)

Net loss attributable to common stock	$(13,764)	$(3,737)	$(7,247)	$(7,086)	$(16,506)	$(3,646)	$(6,259)	$(12,861)

      The following table presents EBITDA, a non-GAAP measure, for the past 8 quarters as of December 31, 2004, and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Continuing operations:
(Loss) income from continuing operations	$(11,071)	$(6,544)	$(11,847)	$(6,384)	$(17,028)	$(3,600)	$(605)	$(5,841)
Depreciation and amortization	6,635	7,066	6,870	6,805	7,194	7,572	7,573	7,422
Fresh start adjustments	—	—	—	—	—	—	—	—
Interest income	(345)	(175)	(80)	(47)	(196)	(72)	(104)	(114)
Interest expense	7,561	7,350	19,920	8,159	7,718	7,665	6,919	6,279
Preferred stock dividends	—	865	4,233	4,285	4,065	4,027		—
Loss on preferred stock redemption	—	4,471	1,592	—	—	—	—	—
Provision (benefit for income taxes — continuing operations)	(260)	337	75	76	(48)	75	75	76

EBITDA from continuing operations	$2,520	$13,370	$20,763	$12,894	$1,705	$15,667	$13,858	$7,822

      Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items;

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$60	$67	$135	$195	$1,289	$320	$965	$2,178
Reorganization expenses	—	—	—	—	(647)	0	808	1,237
Impairment loss	6,809	607	—	—	11,287	2	1,378	—
Gain on asset dispositions	—	—	—	—	(445)	—	—	—
Casualty losses for damage caused to our properties by the hurricanes that hit the Southeastern United States in the third quarter	294	2,019	—	—	—	—	—	—
Adjustments to bankruptcy claims reserves	(38)	—	—	—	(218)	—	—	—
      Historically, our operations and related revenues and operating results have varied substantially from quarter to quarter. We expect these variations to continue for a variety of reasons, primarily seasonality. However, due to the fixed nature of certain expenses, such as marketing and rent, our operating expenses do not vary as significantly from quarter to quarter.
Liquidity and Capital Resources

Working Capital
      We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2004, airline receivables represented approximately 15.7% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt and to fund a portion of our capital expenditures. Eleven hotels and two land parcels were sold in 2004. At December 31, 2004 we had seven hotels and one land parcel classified as held for sale. Of the 14 hotels, one office building and two land parcels that were sold between November 1, 2003 and March 1, 2005, the aggregate net proceeds received from these sales were $59.4 million, of which $49.2 million was used to pay down debt and $10.2 million was used for general corporate purposes, including capital expenditures.
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
      In June 2004, we completed an offering to the public of our common stock, the purpose of which was to redeem our Preferred Stock, to fund capital expenditures related to renovations and repositionings of selected hotels, and for general corporate purposes including funding our growth strategy. In connection with this offering, we refinanced approximately $370 million of our floating rate mortgage debt in order to extend maturities and to convert a substantial portion of floating rate debt to fixed rate debt.
      We intend to continue to use our cash flow to make scheduled debt service payments and fund operations and capital expenditures and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future
      Although we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. At December 31, 2004, 27,582 shares were in the disputed claims reserve and $2.2 million is reserved in other accrued liabilities for settlement of pre-petition claims. Until this process is complete, we will continue to incur expenses in respect of these claims as well as Bankruptcy Court fees and professional fees.
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
      At December 31, 2004, we had working capital (current assets less current liabilities) of $9.5 million compared to $2.4 million at December 31, 2003. The increase in working capital was primarily due to an increase in cash and cash equivalents resulting from the cash proceeds received from the June 2004 common stock offering. The net proceeds to us from the common stock offering approximated $175.9 million, of which $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage pursuant to requirements in our June 2004 Refinancing Debt agreements. A reserve of $22.7 million was funded for capital expenditures and a reserve of $3.0 million was funded for requirements related to a hotel ground lease that was ultimately resolved at approximately $1.8 million. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve, and, accordingly, a $2.2 million liability was established on our consolidated balance sheet.
      Eight of our hotels were damaged by the hurricanes that hit the southeastern United States in August and September 2004. Two hotels, our Crowne Plaza West Palm Beach and Holiday Inn Melbourne hotels, suffered extensive damage and were closed for renovation in September 2004 and are expected to reopen in the third quarter of 2005. We estimate that approximately $53.0 million will be spent in capital expenditures to repair these eight hotels. Approximately $48.1 million is forecast to be spent in 2005. These repairs are subject to deductibles based on 2% of their insured values and apply for each insurable event. Six hotels had losses that are estimated to exceed their applicable deductibles. The aggregate deductible for these six hotels totals $3.1 million. Three of our hotels were hit by two different hurricanes and, accordingly, they are subject to two separate deductibles, and in the case of our West Palm Beach property, an environmental policy deductible for mold of $0.3 million, for an aggregate deductible of $2.6 million. For the three hotels that were hit by one hurricane, their aggregate deductible is $0.5 million.
      Additionally, we have submitted business interruption claims of approximately $2.0 million for the September to December 2004 period to our insurance carriers for reimbursement of lost profits and additional expenses incurred as a result of these hurricanes for our Crowne Plaza West Palm Beach and Holiday Inn Melbourne hotels that have been closed since September 2004,
      The timing of the reimbursements for these property damage and business interruption claims is unknown and could place substantial cash flow pressure on us. Additionally, we may incur capital expenditures that will not be reimbursed by insurance proceeds because it is practicable to do so while the property is under renovation. Failure to be reimbursed on a timely basis for insurable expenditures by our insurance carriers could adversely affect our liquidity.
      During the fourth quarter 2004 and the year ended December 31, 2004, we spent approximately $14.3 million and $35.6 million on capital expenditures for our continuing operations and $0.7 million and $1.6 million on our discontinued operations, respectively. During 2005, we expect to spend $84.8 million on our hotels, which includes committed hurricane repair capital expenditures of approximately $48 million, much of which we anticipate will be covered by insurance proceeds, to complete substantially all of our deferred renovations.
      We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.
      Our ability to meet our long-term cash needs is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor. See “Matters Which May Affect Future Results - Risks Related to Our Business” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
Cash Flow
      We have changed our method for preparing our cash flow statement to combine cash flows from both continuing and discontinued operations. All prior periods were changed to reflect this change in presentation. Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.

Operating activities
      Operating activities generated cash of $23.2 million in 2004 and generated $27.3 million of cash in 2003. The decrease in cash generated by operations is attributable to the closure of our two hurricane properties in September 2004 and fewer hotels in our portfolio due to the sale of 11 hotels in 2004. Operating activities used $1.4 million of cash in the 2002 Combined Period.

Investing activities
      Investing activities used $17.7 million in cash in 2004 and used $15.6 million of cash in 2003. Capital improvements in 2004 were $37.2 million and $35.4 million in 2003. Proceeds from sale of assets were

$42.5 million in 2004 and $13.1 million in 2003 which included $12.3 million for the sale of one hotel and the office building and $0.8 million of condemnation proceeds. We purchased one hotel in 2004 for $5.4 million including closing costs. Withdrawals from capital expenditure reserves with our lenders were $19.0 million in 2004 as compared to deposits of $6.9 million in 2003. In 2004, we were advanced $2.0 million for property damage claims related to two of our hurricane damaged hotels that are currently closed. Investing activities in the 2002 Combined Period resulted in net cash used of $35.4 million. Capital improvements in the 2002 Combined Period were $28.1 million. Withdrawals from escrows for capital expenditures were $5.5 million in the 2002 Combined Period. Other investing activities for the 2002 Combined Period consisted primarily of other deposits and payments of franchise application fees of $1.8 million.

Financing activities
      Financing activities provided cash of $19.8 million in 2004 and used cash of $11.8 million in 2003. We received $370.0 million of proceeds related to the Refinancing Debt in 2004 and $80.0 million in the Lehman Financing in 2003. We raised $175.9 million in the common stock offering on June 25, 2004, of which $114.0 million was used to redeem the preferred stock. Principal payments on long term debt were $406.5 million in 2004, including the repayment of the Exit Financing debt replaced by the Refinancing Debt on June 25, 2004 as part of our common stock offering. The repayment of long-term obligations of $87.1 million in 2003 includes the repayment of the mortgage debt that was secured by the 18 hotels that emerged from Chapter 11 on May 22, 2003. This debt related to the Lehman Financing.
      On September 18, 2003, we drew down the full availability of $2.0 million under a revolving loan agreement with OCM Real Estate Opportunities Fund II, L.P. (“OCM Fund II”). Borrowings under the facility bore interest at a fixed rate of 10% per annum and was repaid in December 2003 out of the proceeds we received from the sale of the office building. This agreement expired in May 2004.
      The payments of deferred loan costs in 2004 were $5.4 million and relate to the Refinancing Debt and were $4.8 million in 2003 and relate to the Lehman Financing.
      Financing activities for the Combined Period provided cash of $33.6 million. Proceeds from the issuance of the Exit Financing were $309.1 million and principal payments of $267.8 million on long-term debt related to debt repaid from the Exit Financing. The deferred loan costs of $7.6 million relate to the costs of the Exit Financing.

Debt and contractual obligations
      The following table sets forth our debt and contractual obligations:

		Contractual Obligations Due by Year

	Total	2005	2006	2007	2008	2009	After 2009

	($ in thousands)
Continuing Operations
Refinancing debt(1)
Merrill Lynch Mortgage Lending, Inc. — Floating	$75,150	$923	$74,227	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	258,410	4,110	4,392	4,695	4,970	240,243	—

Merrill Lynch Mortgage Lending, Inc. — Total	333,560	5,033	78,619	4,695	4,970	240,243	—
Other financings
Computer Share Trust Company of Canada	7,843	258	279	7,306	—	—	—
Column Financial, Inc.	25,058	2,491	2,768	3,076	3,418	4,133	9,172
Lehman Brothers Holdings, Inc.	22,927	529	580	21,818	—	—	—
JP Morgan Chase Bank, Trustee	10,110	10,110	—	—	—	—	—
DDL Kinser	2,286	2,286	—	—	—	—	—
Column Financial, Inc.	8,545	437	480	528	580	693	5,827
Column Financial, Inc.	3,069	3,069	—	—	—	—	—

Total — other financing	79,838	19,180	4,107	32,728	3,998	4,826	14,999

		Contractual Obligations Due by Year

	Total	2005	2006	2007	2008	2009	After 2009

	($ in thousands)
Total Mortgage Debt	413,398	24,213	82,726	37,423	8,968	245,069	14,999
Long-term debt — other(2)	5,035	1,077	968	1,364	858	151	617

Total long-term debt	418,433	25,290	83,694	38,787	9,826	245,220	15,616
Interest Expense(3)	107,254	28,184	25,442	20,888	18,883	11,545	2,312
Ground and parking lease obligations	116,615	2,887	2,890	2,935	3,008	3,043	101,852
Purchase obligations(4)	2,184	84	84	84	84	84	1,764

Total obligations related to continuing operations	644,486	56,445	112,110	62,694	31,801	259,892	121,544
Discontinued operations
Refinancing debt
Merrill Lynch Mortgage Lending, Inc. — Floating	27,467	338	27,129	—	—	—	—
Long-term debt — other(2)	132	25	25	25	25	25	7
Interest Expense(3)	2,540	1,608	932	—	—	—	—
Ground and parking lease obligations	2,438	294	302	290	252	252	1,048

Total obligations related to discontinued operations	32,577	2,265	28,388	315	277	277	1,055

(1)	Discussed in “Note 11, Long-Term Obligations” in the notes to our consolidated condensed financial statements.

(2)	Comprised of unsecured notes payable of $3.3 million for pre-bankruptcy related tax obligations and $1.9 million of other obligations.

(3)	The computation of interest expense related to our variable rate debt assumes a LIBOR of 2.4% for all periods and for the fixed rate debt we assume the respective contractual rates.

(4)	Purchase obligation is for a management fee agreement expiring December 2030.
     We did not include the following information in the table above:

•	Franchise fees — Substantially all of our franchise fees vary with revenues. Franchise fees expense for 2004 relating to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures;”

•	Equipment rentals and costs relating to our maintenance contracts — These items are of a short-term nature and are cancelable by us. For 2004, costs relating to equipment rentals were approximately $1.5 million for continuing operations and $0.2 million for discontinued operations and costs relating to maintenance contracts were approximately $2.9 million for continuing operations and $0.5 million for discontinued operations; and

•	Other purchase obligations — As of December 31, 2004, other than purchase obligations included in note 4 above, we had no material purchase obligations.
Mortgage Debt
      On June 25, 2004, we closed on the $370 million Refinancing Debt secured by 64 of our hotels, of which, as of March 1, 2005, five have since been sold. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our Lehman Financing outstanding mortgage debt which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which we own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million.
      Prepayment penalties totaling $2.7 million were paid on the Merrill Lynch Exit Financing (as well as $0.2 million allocated to discontinued operations). Deferred loan costs related to the Merrill Lynch Exit Financing, Lehman Financing, and Macon debt that were written off and charged to other interest expense were $3.4 million, $3.3 million and nil, respectively (plus the write-off of $0.3 million and $0.4 million of deferred loan costs for Merrill Lynch and Lehman, respectively, that were allocated to discontinued operations). We purchased a swaption contract to hedge against rising interest rates until the interest rate on the fixed rate Refinancing Debt was determined. The swaption net cost of $1.9 million was expensed to other interest expense and the $1.1 million of loan origination fees incurred on the Floating Rate Debt was expensed to other interest expense, of which $0.8 million was allocated to continuing operations and $0.3 million was allocated to discontinued operations.
      Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), which as of March 1, 2005 was secured by 24 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 35 of our hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans. Prior to any securitization of the four fixed rate loans, those loans are subject to cross-collateralization provisions. Two of the four fixed rate loans have been securitized as of March 1, 2005.
      Each of the four fixed rate loans (“Fixed Rate Loan”) comprising the Fixed Rate Debt is a five-year loan and bears a fixed rate of interest of 6.58%. Except for certain defeasance provisions, we may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of 48 months after the closing of any Fixed Rate Loan or the second anniversary of the securitization of any Fixed Rate Loan, defease such Fixed Rate Loan, in whole or in part.
      The Floating Rate Debt is a two-year loan with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or subject to not more than 30% of the loan amount, individually or in aggregate, with all releases of properties other than the sale properties as of June 25, 2004, subject to a prepayment penalty in the amount of 3% of the amount prepaid during the first year of the loan and 1% of the amount prepaid during the second year of the loan. Repayments of debt related to assets held for sale at June 25, 2004 are exempt from the prepayment penalty.
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
      As of December 31, 2004, our debt yield ratios were above the minimum requirement for the four Fixed Rate Loans; however, we did not meet the required debt yield ratio with regard to the Floating Rate Loan. As a result, all excess cash generated by the assets that secure this floating rate loan may, at the option of the lender, be placed into a restricted cash account and these restricted funds can be used for prepayment of the loan, capital expenditures, or scheduled principal and interest payments up to $0.9 million as designated above. Funds will no longer be retained in the restricted cash account when the debt yield ratio is sustained above the minimum requirement for three consecutive months and there are no defaults. As of December 31, 2004, no cash was being retained in the restricted cash account.
      Each loan comprising the Refinancing Debt is non-recourse; however, we have agreed to indemnify Merrill Lynch Mortgage in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan comprising the Refinancing Debt will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian. During the term of the Refinancing Debt, we are required to fund, on a monthly basis, a reserve for furniture, fixtures and equipment equal to 4% of the previous month’s gross revenues from the hotels securing each of the respective loans comprising the Refinancing Debt.
      As of December 31, 2004, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) is not currently affiliated with a national brand and is undergoing a major renovation. We have entered into a franchise agreement with Radisson Hotels International, Inc. to rebrand this property as a Radisson hotel and expect to complete the renovation and open the hotel as a Radisson in May 2005. The total investment we are making on the renovation of this property and its rebranding is $4.7 million. In addition, we will be completing capital expenditures of approximately $7.6 million on two other hotels in this loan pool in 2005. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. The lender may apply excess proceeds after payment of expenses to additional principal payments. However, as of December 31, 2004, the lender has not elected to require revenue for these properties to be deposited into its account.
      Additionally, as of September 31, 2004, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of our hotels in Phoenix, Arizona. The primary reason why the debt service coverage ratio is below the required threshold is due to the property undergoing an extensive renovation in 2004 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, we were notified by the lender that we were in default of the debt service coverage ratio and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and impounds (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments
      Third party paid loan costs, incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and will be amortized using the effective yield method over five years for the Fixed Rate Debt and three years for the Floating Rate Debt.

Other Financings
      On November 25, 2002, loans approximating $83.5 million, secured by 20 hotels, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one other loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate and a new maturity date.
      Through our wholly-owned subsidiaries, we owe approximately $10.1 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, we notified the trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. The Holiday Inn franchise agreements for both of these hotels expire on August 28, 2005, and each of these properties has a substantial amount of deferred capital expenditures. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. The Company will attempt to restructure the debt on these hotels, but no assurance can be given that we will be successful in doing so. The trustee of the bonds may give notice of default, at which time we could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.5 million. In the event a default is declared and not cured, the two hotels could be subject to foreclosure and we could be obligated pursuant to a partial guaranty of approximately $1.4 million. In addition, we could be obliged to pay our franchisor liquidated damages in the amount of $0.2 million. We have reclassified this debt to current liabilities because the debt became callable on March 2, 2005, when we did not make the March 1, 2005 debt service payment.

Mortgaged Properties
      Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property, plant and equipment which collateralize the long-term debt:

		December 31, 2004

	Number	Property, plant and	Debt
	of Hotels	equipment, net(1)	obligations(1)	Interest rates

		($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	26	$114,925	$102,617	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	315,317	258,410	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	61	430,242	361,027
Computershare Trust Company of Canada	1	15,907	7,843	7.88%
Other financing
Column Financial, Inc.	9	65,704	25,058	10.59%
Lehman Brothers Holdings, Inc.	5	37,131	22,927	$16,154 at 9.40%; $6,773 at 8.90%
JP Morgan Chase Bank, Trustee	2	7,884	10,110	8.00%
DDL Kinser	1	3,123	2,286	8.25%
Column Financial, Inc.	1	11,544	8,545	9.45%
Column Financial, Inc.	1	5,984	3,069	10.74%

Total — other financing	19	131,370	71,995

	81	577,519	440,865	6.91%(2)
Long-term debt — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,302
Other	—	—	1,865

	—	—	5,167
Property, plant and equipment — unencumbered	4	20,059	—

	85	597,578	446,032
Held for sale(2)	(7)	(28,207)	(27,599)

Total December 31, 2004(3)	78	$569,371	$418,433

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.91% in the table above represents our annual weighted average cost of debt at December 31, 2004, using a LIBOR of 2.4% as of December 31, 2004.

(3)	Debt obligations at December 31, 2004 include the current portion.

      In the table above, approximately 76.7% of our mortgage debt (including current portion) at December 31, 2004, bears interest at fixed rates and 23.3% bears interest at a floating rate.

Preferred Stock
      On November 25, 2002, the Company issued 5,000,000 shares of Preferred Stock with a par value $0.01 at $25.00 per share. On June 25, 2004, immediately upon the effective date of the equity offering, the Company exchanged 3,941,115 shares of its common stock for 1,483,558 shares of Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC (“Oaktree”), (2) BRE/ HY, and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, BRE/ HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of the Company’s common stock, respectively. As part of the Preferred Share Exchange, the Company incurred a charge of $1.6 million for 4% prepayment premium for early redemption of the Preferred Stock.
      Additionally, on July 26, 2004, the Company redeemed 4,048,183 shares of outstanding Preferred Stock totaling approximately $114.0 million from the proceeds of the public equity offering at the liquidation value of $25 per share, plus 4% prepayment premium as provided by the terms of the Preferred Stock agreement. The 79,278 shares of Preferred Stock that were part of the disputed claims reserve were replaced with approximately $2.2 million of cash, and accordingly, we recorded a liability of $2.2 million on our consolidated balance sheet. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when it was redeemed on July 26, 2004. As of December 31, 2004, the Company had no outstanding Preferred Stock shares. As of December 31, 2003, there were 5,611,760 Preferred Stock shares outstanding.
      Each share of Preferred Stock had a liquidation preference over the Company’s common stock. The dividend was cumulative, compounded annually and was payable at the rate of 12.25% per annum on November 21 of each year. As provided by the terms of the Preferred Stock, the first dividend was paid on November 21, 2003 by means of the issuance of additional shares of Preferred Stock, with fractional shares paid in cash. The Company thus issued 594,299 shares of Preferred Stock as dividends and paid cash dividends of approximately $18,500 for fractional shares. The Preferred Stock was subject to redemption at any time, at the Company’s option and to mandatory redemption on November 21, 2012. See Note 4.
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
      To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 4.2%, reservation system fees range from 1.0% to 2.6% and club and restaurant fees from 0% to 4.5%. In the aggregate, royalty fees, advertis-

ing/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.1% to 11% of gross room revenues.
      These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Condensed Consolidated Statement of Operations) for the year ended December 31, 2004, December 31, 2003, and the 2002 Combined Period were as follows:

			2002
			Combined
	2004	2003	Period

	($ in thousands)
Continuing operations	$21,951	$20,569	$20,996
Discontinued operations	2,410	3,816	5,303

	$24,361	$24,385	$26,299

      During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of 13, eight and seven of our franchise agreements are scheduled to expire in 2005, 2006, and 2007, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues.
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
      As of March 1, 2005, we had been notified that we were not in compliance with some of the terms of 12 of our franchise agreements and have received default and termination notices from franchisors with respect to an additional nine hotels summarized as follows:

•	Five of these hotels are held for sale;

•	Seven of the remaining hotels either just completed a major renovation, are undergoing a major renovation or a major renovation is planned, and the total cost of the renovations is projected to be $22.8 million of which $7.6 million has been spent;

•	One of the remaining hotels has a franchise agreement that expires in 2005 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

•	Four of the remaining hotels are expected to be in full compliance with their franchise agreements during the next testing period;

•	Two of the remaining hotels are above the required franchise thresholds and must remain above those levels until February 2006 to receive a “clean slate” letter;

•	One of the remaining hotels has implemented plans to improve service levels to return to compliance levels; and

•	One hotel, which is 60% owned by the company, will undergo a major renovation after we complete the buyout of our minority partner in the second quarter of 2005. The renovation is expected to be completed in the first quarter of 2006 and is estimated to cost $3.1 million.
      We have met all the requirements to cure six of the continuing operations hotels by the due date and received on March 14, 2005 cure letters for two of these hotels. However, we cannot be certain that we will be able to complete our action plans, which in aggregate are estimated to cost approximately $9.7 million, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. We believe we are in compliance with our other franchise agreements in all material aspects. While we can give no assurance that the steps taken to date, and planned to be taken during 2005, will return these properties to full compliance, we believe that we will make significant progress and we intend to continue to give franchise agreement compliance a high level of attention. The 21 hotels that are either in default or non-compliance under the respective franchise agreements secure $390.4 million of mortgage debt at March 1, 2005 due to cross-collateralization provisions.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2005, we have not completed the required capital expenditures for 20 hotels in accordance with the stipulations and estimate that completing those improvements will cost $11.7 million of which $5.3 million is reserved with our lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 17 of these hotels aggregating $6.9 million of the $11.7 million. In addition, six of these hotels are held for sale and represent $1.9 million of the $11.7 million.
      We expect to receive addendums to our franchise agreements for the Holiday Inn Monroeville, PA, the Holiday Inn Washington-Meadowlands, PA and the Holiday Inn Select in Strongsville, OH hotels. These addendums are being prepared by IHG as a result of the property improvement plan (PIP) renovation defaults issued on October 19, 2004 and our failure to cure these PIP defaults by getting these required renovations significantly underway by December 20, 2004. IHG is granting us additional time to complete this renovation work subject to milestone renovation dates as mutually agreed upon by us and IHG. The capital expenditures related to these three hotels total $9.8 million, $3.9 million of which is reserved at our lenders. The agreed upon completion date for these three hotels is October 31, 2005 and we are subject to monetary penalties if we do not comply with the agreed upon milestone and completion dates. In addition, IHG may elect to terminate the franchise agreements for these three hotels if the PIP has not been completed, and in the event of a termination, we may be subject to liquidated damages. We anticipate that we will be able to meet these milestone and completion deadlines.
      During 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets. In connection with our agreement, Marriott may review the capital improvements we have made at our Marriott franchised hotels during 2004, and may, in its reasonable business judgment, require us to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.
      To comply with the requirements of our franchisors, to improve our competitive position in individual markets, and repair hurricane damaged hotels, we plan to spend $84.8 million on our hotels in 2005, which includes committed hurricane repair capital expenditures of approximately $48 million, much of which we anticipate will be covered by insurance proceeds. This will substantially complete all of our deferred renovations. We spent $35.2 million on capital expenditures during 2004 on our continuing operations hotels.

Off Balance Sheet Arrangements
      We have no off balance sheet arrangements.
New Accounting Pronouncements
      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. These instruments were previously presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 was effective as of the beginning of the first interim period which commenced after June 15, 2003 (July 1, 2003 for the Company). The Company adopted SFAS No. 150 on July 1, 2003. The adoption impacted the treatment of its Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), previously presented between total liabilities and stockholders’ equity. As a result of the adoption of SFAS No. 150, the Preferred Stock has been included as part of long-term debt in the accompanying Consolidated Financial Statements and the Preferred Stock dividends for the period July 1, 2003 to December 31, 2003 has been included in interest expense. The preferred stock dividends for the period January 1, 2003 to June 30, 2003 of $7.6 million continue to be shown as a deduction from retained earnings.
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
      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised standard increases existing disclosures by requiring more details about plan assets, benefit obligations, cash flows, benefit costs and related information. The revised standard also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements for the quarters beginning after December 15, 2003. The adoption of this revised statement did not materially impact the Company’s current disclosures.
      In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application.
      The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (see Note 1 and

Note 2 to the consolidated financial statements). The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company’s net income by the fair value of the options in future years, beginning in 2005. We are not in a position to know the effects of the adoption of the new standard at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate risks on our variable rate debt. At December 31, 2004 and December 31, 2003, we had outstanding variable rate debt of approximately $102.6 million and $382.8 million, respectively.
      On May 22, 2003, we finalized the $80 million Lehman Financing, which was repaid on June 25, 2004. The Lehman Financing was a two-year term loan with an optional one-year extension and bore interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into a two-year interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively capped the interest rate at LIBOR of 5.00% plus 5.25%. If LIBOR exceeded 5.00%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincided with the dates on which interest was payable on the underlying debt. When LIBOR was below 5.00%, there was no settlement from the interest rate cap. We were exposed to interest rate risks on the Lehman Financing for LIBOR of between 2.00% and 5.00%. The notional principal amount of the interest rate cap outstanding was $80.0 million at December 31, 2004.
      On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and the Lehman Financing. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into a two-year interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at December 31, 2004.
      The fair value of the interest rate cap related to the Refinancing Debt as of December 31, 2004 was approximately $31,000. The fair value of the interest rate cap related to the Lehman Financing as of December 31, 2004 and December 31, 2003 was approximately nil and $15,000, respectively. We also had two interest rate caps that expired in November 2004 that related to our exit financing, which had a nominal value of nil at December 31, 2003. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
      As a result of having our four interest rate caps, we believe that our interest rate risk at December 31, 2004 and December 31, 2003 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of December 31, 2004 would be a reduction in net income of approximately $29,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.
      At December 31, 2004, approximately $102.6 million of debt instruments outstanding were subject to changes in LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million. The fair value of the fixed rate debt (book value $338.2 million) at December 31, 2004 is estimated at $347.3 million.
      The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2004 and December 31, 2003 would be approximately $12.1 million in each year.

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
      Evaluation of Disclosure, Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(c) promulgated under the Sarbanes-Oxley Act of 2002. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
      Changes in Internal Control. There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting. The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) promulgated under the Sarbanes-Oxley Act of 2002. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or dispositions, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment as of March 16, 2005, management believes that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lodgian, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2005

Item 9B.	Other Information
      On March 18, 2005, Daniel G. Owens, the Company’s Vice President and Chief Accounting Officer, gave notice of his resignation effective immediately.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
      Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
      Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
      Information about principal accounting fees and services is incorporated by reference from the discussion in our proxy statement for the 2005 Annual Meeting of Shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Our Consolidated Financial Statements are filed as a separate section of this report commencing on page F-1:

(2) Financial Statement Schedule:

All Schedules are omitted because they are not applicable or required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

The information called for by this paragraph is contained in the Exhibits Index of this report, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2005.

LODGIAN, INC.

By:	/s/ W. Thomas Parrington

W. Thomas Parrington
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 22, 2005.

Signature	Title

/s/ W. Thomas Parrington W. Thomas Parrington	President, Chief Executive Officer and Director

/s/ Linda Borchert Philp Linda Borchert Philp	Executive Vice President and Chief Financial Officer

/s/ Russel S. Bernard Russel S. Bernard	Chairman of the Board of Directors

/s/ Sean F. Armstrong Sean F. Armstrong	Director

/s/ Stewart Brown Stewart Brown	Director

/s/ Stephen P. Grathwohl Stephen P. Grathwohl	Director

/s/ Kenneth A. Caplan Kenneth A. Caplan	Director

/s/ Kevin C. McTavish Kevin C. McTavish	Director

/s/ Dr. Sheryl E. Kimes Dr. Sheryl E. Kimes	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-3
Consolidated Statements of Operations for the Successor years ended December 31, 2004 and December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, and the Predecessor period January 1, 2002 to November 22, 2002
F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Successor years ended December 31, 2004 and December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, and the Predecessor period January 1, 2002 to November 22, 2002
F-5
Consolidated Statements of Cash Flows for the Successor years ended December 31, 2004 and December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, and the Predecessor period January 1, 2002 to November 22, 2002
F-6
Notes to the Consolidated Financial Statements	F-7
      All schedules are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Lodgian Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004, and 2003 and the periods from November 23, 2002 to December 31, 2002 (Successor Company operations), and from January 1, 2002 to November 22, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 4 to the consolidated financial statements, on November 5, 2002, the bankruptcy court entered an order confirming the plan of reorganization, which became effective after the close of business on November 25, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.
      In our opinion, such Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and the period from November 23, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above, present fairly, in all material respects, the Predecessor Company’s results of operations and its cash flows for the period January 1, 2002 to November 22, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 11 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Successor Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2005

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,234	$10,897
Cash, restricted	9,840	7,084
Accounts receivable (net of allowances: 2004 — $684; 2003 — $689)	7,967	8,169
Insurance receivable	3,280	—
Inventories	6,293	5,609
Prepaid expenses and other current assets	17,232	17,068
Assets held for sale	30,528	68,567

Total current assets	111,374	117,394
Property and equipment, net	569,371	563,818
Deposits for capital expenditures	34,787	15,782
Other assets	7,775	12,180

	$723,307	$709,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,957	$7,131
Other accrued liabilities	33,475	31,432
Advance deposits	1,638	1,882
Current portion of long-term liabilities	25,290	16,563
Liabilities related to assets held for sale	30,541	57,948

Total current liabilities	101,901	114,956
Long-term liabilities:
12.25% Cumulative preferred shares subject to mandatory redemption	—	142,177
Other long-term liabilities	393,143	409,115

Total long-term liabilities	393,143	551,292

Total liabilities	495,044	666,248
Minority interests	1,629	2,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,579,255 and 2,333,591 issued at December 31, 2004 and December 31, 2003, respectively	246	23
Additional paid-in capital	306,943	89,874
Unearned stock compensation	(315)	(508)
Accumulated deficit	(81,941)	(50,107)
Accumulated other comprehensive income	1,777	1,324
Treasury stock, at cost, 7,211 and nil shares at December 31, 2004 and December 31, 2003, respectively	(76)	—

Total stockholders’ equity	226,634	40,606

	$723,307	$709,174

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

	($ in thousands, except per share data)
Revenues:
Rooms	$238,946	$229,519	$16,902	$220,898
Food and beverage	72,429	70,791	7,415	66,709
Other	10,734	11,104	989	11,660

	322,109	311,414	25,306	299,267

Operating expenses:
Direct:
Rooms	68,054	65,814	6,246	59,378
Food and beverage	51,067	48,686	5,447	46,822
Other	8,029	7,970	880	7,836

	127,150	122,470	12,573	114,036

	194,959	188,944	12,733	185,231
Other operating expenses:
Other hotel operating costs	97,261	91,982	8,883	82,375
Property and other taxes, insurance and leases	21,884	25,014	3,298	20,162
Corporate and other	17,263	20,892	1,801	15,675
Casualty losses	2,313	—	—	—
Depreciation and amortization	27,376	29,761	3,113	40,523
Impairment of long-lived assets	7,416	12,667	—	—

Other operating expenses	173,513	180,316	17,095	158,735

	21,446	8,628	(4,362)	26,496
Other income (expenses):
Interest income and other	681	807	14	4,940
Gain on asset dispositions	—	445	—	—
Interest expense and other financing costs:
Preferred stock dividend	(9,383)	(8,092)	—	—
Interest expense	(42,990)	(28,581)	(2,512)	(25,761)
Loss on preferred stock redemption	(6,063)	—	—	—

(Loss) income before income taxes, reorganization items and minority interests	(36,309)	(26,793)	(6,860)	5,675
Reorganization items	—	(1,397)	—	11,038

(Loss) income before income taxes and minority interests	(36,309)	(28,190)	(6,860)	16,713
(Provision) benefit for income taxes — continuing operations	(228)	(178)	(32)	160
Minority interests (net of taxes, nil)	691	1,294	147	126

(Loss) income from continuing operations	(35,846)	(27,074)	(6,745)	16, 999

Discontinued operations:
(Loss) income from discontinued operations before income taxes	4,012	(4,603)	(2,581)	(5,833)
Income tax benefit	—	—	—	1,200

(Loss) income from discontinued operations	4,012	(4,603)	(2,581)	(4,633)

Net (loss) income	(31,834)	(31,677)	(9,326)	12,366
Preferred stock dividend	—	(7,594)	(1,510)	—

Net (loss) income attributable to common stock	$(31,834)	$(39,271)	$(10,836)	$12,366

Basic and diluted loss per common share:
Net (loss) income attributable to common stock	$(2.30)	$(16.83)	$(4.64)	$0.43

See notes to consolidated financial statements.

LODGIAN, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common Stock		Additional	Unearned		Other		Total
			Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Equity (Deficit)

	($ in thousands, except share data)
Predecessor Company:
Balance at December 31, 2001	28,479,837	$284	$263,320	$—	$(268,306)	$(1,979)	$—	$(6,681)
Net income through November 22, 2002	—	—	—	—	12,366	—	—	12,366
Currency translation adjustments, net of tax	—	—	—	—	—	101	—	101

Comprehensive income								12,467

Balance at November 22, 2002	28,479,837	284	263,320	—	(255,94)	(1,878)	—	5,786
Reorganization adjustments	(28,479,837)	(284)	—	255,940	1,878	—	(5,786)

Balance November 22, 2002	—	—	—	—	—	—	—	—

Successor Company:
Distribution of new common shares	2,333,333	23	81,233	—	—	—	—	81,256
Distribution of A warrants, 503,546	—	—	4,774	—	—	—	—	4,774
Distribution of B warrants, 343,122	—	—	3,263	—	—	—	—	3,263
December 31, 2002	—	—	—	—	(9,326)	—	—	(9,326)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	—

Comprehensive loss								(9,326)
Preferred dividends accrued (not declared)					(1,510)			(1,510)

Balance December 31, 2002	2,333,333	$23	$89,270	$—	$(10,836)	$—	$—	$78,457
Issuance of restricted stock	—	—	600	(600)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	92	—	—	—	92
Exercise of stock options	258	—	4	—	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	(31,677)	—	—	(31,677)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	1,324	—	1,324

Total comprehensive loss	—	—	—		—	—	—	(30,353)
Preferred dividends	—	—	—	—	(7,594)	—	—	(7,594)

Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	$—	$40,606
Fractional shares cancelled on reverse stock split	(971)	—	(5)	—	—	—	—	(5)
Issuance of restricted stock	—	—	25	(25)	—	—	—	—
Issuance of new common shares	18,285,714	183	175,704	—	—	—	—	175,887
Surrender of unexchanged shares	(2,657)	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	218	—	—	—	218
Exercise of stock options	241	—	4	—	—	—	—	4
Exchange of preferred shares for common shares	3,941,115	40	41,341	—	—	—	—	41,381
Vesting of restricted stock units	22,222	—	—	—	—	—	—	—
Treasury stock (7,211 shares)	—	—	—	—	—	—	(76)	(76)
Comprehensive loss:	—
Net loss	—	—	—	—	(31,834)	—	—	(31,834)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	453	—	453

Total comprehensive loss								(31,381)

Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	$(76)	$226,634

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).
Accumulated Other Comprehensive Income (Loss) represents currency translation adjustments.
See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Operating activities:
Net (loss) income	$(31,834)	$(31,677)	$(9,326)	$12,366
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,616	33,128	3,970	53,224
Impairment of long-lived assets	12,112	18,054	—	222,071
Gain on extinguishment of debt	—	—	—	(260,838)
Fresh start adjustments — other	—	—	—	(3,938)
Amortization of unearned stock compensation	218	92	—	—
Preferred stock dividends	9,383	8,092	—	—
Loss on redemption of preferred stock	6,063	—	—	—
Casualty losses	2,313	—	—	—
Minority interests	(691)	(1,296)	(147)	(126)
Gain on asset dispositions	(9,168)	(3,530)	—	—
Write-off and amortization of deferred financing costs	11,210	4,916	167	56
Other	(125)	(225)	(381)	213
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	958	1,262	3,821	(2,013)
Inventories	(496)	211	126	(100)
Prepaid expenses, other assets and restricted cash	(2,331)	9,311	14,795	(39,795)
Accounts payable	(181)	(4,824)	(1,797)	1,604
Other accrued liabilities	(1,386)	(6,745)	(11,025)	15,611
Advance deposits	(487)	486	(303)	318

Net cash provided by (used in) operating activities	23,174	27,255	(100)	(1,347)

Investing activities:
Capital improvements	(37,240)	(35,350)	(4,808)	(23,290)
Proceeds from sale of assets, net of related selling costs, and land condemnation	42,493	13,145	—	—
Acquisitions of property and equipment	(5,363)	—	—	—
(Deposits) withdrawals for capital expenditures	(18,990)	6,896	(7,656)	2,160
Insurance advances related to hurricanes	2,000	—	—	—
Other	(598)	(261)	(1,010)	(758)

Net cash used in investing activities	(17,698)	(15,570)	(13,474)	(21,888)

Financing activities:
Proceeds from issuance of long term debt	370,000	80,000	—	309,098
Proceeds from working capital revolver	—	2,000	—	—
Proceeds from exercise of stock options and issuance of common stock	175,890	114	—	—
Shares redeemed from reverse stock split	(5)	—	—	—
Preferred stock redemption payments	(114,043)	—	—	—
Purchase of Treasury stock	(76)	—	—	—
Principal payments on long-term debt	(406,515)	(87,059)	(1,221)	(266,601)
Principal payments on working capital revolver	—	(2,000)	—	—
Payments of deferred financing costs	(5,417)	(4,839)	—	(7,599)

Net cash provided by (used in) financing activities	19,834	(11,784)	(1,221)	34,898

Effect of exchange rate changes on cash	27	121	—	—

Net increase (decrease) in cash and cash equivalents	25,337	22	(14,795)	11,663
Cash and cash equivalents at beginning of year	10,897	10,875	25,670	14,007

Cash and cash equivalents at end of year	$36,234	$10,897	$10,875	$25,670

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$35,010	$28,660	$1,589	$31,132
Interest capitalized	800	1,181	149	365
Income taxes, net of refunds	483	237	—	(302)
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock on emergence from Chapter 11	—	—	—	125,000
Issuance of other securities on emergence from Chapter 11	—	—	—	89,293
Exchange of preferred shares for common shares	41,381	—	—	—
Net non-cash debt (decrease) increase	3,187	4,678	16	137
Equipment acquired through capital lease obligations	51	—	—	—
Operating cash receipts and payments resulting from Chapter 11 proceedings:
Professional fees paid	—	(455)	—	(11,184)
Loan extension fee	—	(1,500)	—	—
Other reorganization payments	$—	$(90)	$—	$(908)
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
December 31, 2004

1.	Summary of Significant Accounting Policies

Description of Business
      On December 11, 1998, Servico, Inc. (Servico) merged with Impac Hotel Group, LLC (Impac), pursuant to which Servico and Impac formed a new company, Lodgian, Inc. (“Lodgian” or the “Company”). This transaction (the “Merger”) was accounted for under the purchase method of accounting, whereby Servico was considered the acquiring company. On December 20, 2001, the Company and substantially all of its subsidiaries that owned hotel properties filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, the Company’s portfolio of hotels consisted of 106 hotel properties. The Company emerged from Chapter 11 with 97 hotels since eight of the hotels were conveyed to the lender in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease. Of the portfolio of 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged on May 22, 2003 and one hotel never filed under Chapter 11.
      In 2003, the Company developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. The Company implemented this strategy by:

•	renovating and repositioning certain of its existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring selected hotels that better fit this strategy.
      In accordance with this strategy and the Company’s efforts to reduce debt and interest costs, in 2003 the Company identified 19 hotels, its only office building and three land parcels for sale. One hotel and the Company’s only office building were sold in 2003. In 2004, the Company sold 11 of these hotels and two of the land parcels. The Company acquired one hotel, a Springhill Suites by Marriott in Pinehurst, North Carolina in December 2004. The Company has recorded a preliminary purchase price allocation with the assistance of an independent real estate appraiser and will adjust the values allocated to land, building and improvements, if necessary, when it receives a final appraisal. Additionally, in the first two months of 2005, the Company sold two hotels classified as assets held for sale at December 31, 2004. The Company has made significant progress in its renovation program, and it has spent $37.2 million in 2004 and $35.4 million in 2003 on capital expenditures.

Fresh Start Reporting
      Effective November 22, 2002, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The Consolidated Financial Statements after emergence from bankruptcy are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements prior to November 22, 2002 (the “Predecessor”). See Note 4.
      AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) calls for the use of fresh-start reporting for an entity emerging from Chapter 11 under circumstances where, as was the case with Lodgian, (1) the reorganization value of the assets is less than the total of all post-petition liabilities and allowed claims, and (2) the pre-emergence stockholders will receive less than 50% of the emerging entity’s voting shares.
      “The reorganization value in respect of the entities included in the Joint Plan of Reorganization was determined by the Company, the Official Committee of Unsecured Creditors and their respective financial

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advisers. The reorganization value reflects the midpoint of a range of values arrived at by applying various valuation techniques including, among others:

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
      In accordance with SOP 90-7, the effects or adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh start reporting and the effects of the forgiveness of debt are reflected in the Predecessor’s Statement of Operations. All fresh start reporting adjustments are included in reorganization items.”
      Under SOP 90-7, the reorganization value (calculated as discussed above and accepted by the Bankruptcy Court) of the entity is allocated to the assets of the entity. In the Lodgian Chapter 11 proceedings, there were 83 entities in bankruptcy, the vast majority of which were single-hotel entities. The asset values of each of the Company’s numerous entities were adjusted to reflect the reorganization value of each individual entity. The total write-down of assets for all subsidiaries in connection with fresh start aggregated approximately $222 million.

Principles of Consolidation
      The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and four joint ventures in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of the joint ventures when it manages and has control of the joint venture’s assets and operations. The four joint ventures in which the Company exercises control are as follows:

•	Melbourne Hospitality Associates, Limited Partnership (which owns the Holiday Inn Melbourne, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

•	New Orleans Airport Motel Associates, Ltd. (which owns the New Orleans Airport Plaza Hotel and Conference Center, Louisiana) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has an 82% voting interest.

•	Servico Centre Associates, Ltd. (which owns the Crowne Plaza West Palm Beach, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

•	Macon Hotel Associates, LLC (which owns the Crowne Plaza Macon, Georgia) — This joint venture is in the form of a limited liability company, in which a Lodgian subsidiary serves as the managing member and has a 60% voting interest.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Columbus Hospitality Associates LP, an unconsolidated entity owning one hotel, and in which the Company has a 30% non-controlling equity interest, is accounted for under the equity method. The Company’s share of this investment is included in “other assets” in the Consolidated Balance Sheet. Its share of the net income or loss is shown in “interest income and other” in the Consolidated Statements of Operations. The Company’s investment in this entity at December 31, 2004 and December 31, 2003 was $0.2 million and its share of the profit for 2004 was $30,000 and its share of the loss for 2003 was $20,000.
      All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories
      Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

Minority Interests
      Minority interests represent the minority stockholders’ proportionate share of equity of joint ventures that are consolidated by the Company and is shown as “minority interests” in the Consolidated Balance Sheet. The Company allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is recorded as a charge in the Consolidated Statement of Operations.

Property and Equipment
      Property and equipment is stated at depreciated cost, less adjustments for impairment, where applicable. Capital improvements are capitalized when they extend the useful life of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Effective November 22, 2002 on emergence from Chapter 11 bankruptcy, the Company restated the recorded values of all property and equipment to reflect their fair values. The Company capitalizes interest costs incurred during the renovation and construction of capital assets.
      Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying amount. In determining the undiscounted cash flows management considers the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operating expenses. Management estimates fair value based on broker opinions or appraisals. If the projected future cash flows exceed the carrying values, no adjustment is recorded. See Note 7 for further discussion of the Company’s charges for asset impairment.

Acquisition of Hotels and Goodwill
      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”, and records hotel acquisitions and goodwill arising from such acquisitions according to the provisions of these standards. The Company allocates the purchase price of the business among the asset classes, including intangible assets, such as goodwill allocated for a hotel brand, with finite lives, based on their estimated fair values determined in accordance with SFAS No. 141. Any excess consideration over the aggregate fair value of assets purchased is allocated to goodwill. The Company amortizes intangible assets with finite lives over the lower of their legal or contractual period and their estimated useful lives, but it does not amortize goodwill which is not identified

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with a particular asset. It periodically reviews all goodwill for impairment by comparisons of fair value to carrying value, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.

Assets Held for Sale and Discontinued Operations
      Management considers an asset held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” are met:

a) Management commits to a plan to sell the asset;

b) The asset is available for immediate sale in its present condition;

c) An active marketing plan to sell the asset has been initiated at a reasonable price;

d) The sale of the asset is probable within one year; and

e) It is unlikely that significant changes to the plan to sell the asset will be made.
      Upon designation of a property as an asset held for sale and in accordance with the provisions of SFAS No. 144, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and the Company ceases depreciation of the asset.
      All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 3 for details of assets and liabilities and operating results of the discontinued operations.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by the Company’s bankers and cash reserves pursuant to loan agreements.

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

Concentration of Credit Risk
      Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which management believes is sufficient to cover potential credit losses. At December 31, 2004 and 2003, allowances were $684,000 and $689,000, respectively.

Income Taxes
      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. See Note 13 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Comparative Information
      As detailed in Note 4, upon the Company’s emergence from reorganization proceedings, the Company, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities were recorded based on fair values on that date. The Company’s previous equity securities were cancelled and new equity securities were issued. Because the Company is assumed to be a new entity for financial reporting purposes subsequent to the application of fresh start reporting, prior periods have not been restated.
      The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).

Cash Flow Statement Method
      The Company has changed its method for preparing the cash flow statement to combine cash flows for continuing and discontinued operations. All prior periods were changed to reflect this change in presentation. Discontinued operations have not been segregated in the consolidated statements of cash flows.

Earnings per Common and Common Equivalent Share
      Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and includes common stock (if any) contributed by the Company to its employee 401(k) Plan. Dilutive earnings per common share includes the Company’s outstanding stock options, restricted stock, and warrants to acquire common stock, if dilutive. See Note 15 for a computation of basic and diluted earnings per share.
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
      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”).” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. The Company continues to account for stock issued to employees, using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25. The disclosures required by SFAS No. 148 are reflected in Note 2.
      The following table reconciles net income and basic and diluted earnings pre share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148:

	Successor			Predecessor

	Year Ended	Year Ended	November 23, 2002 to	January 1
	December 31, 2004	December 31, 2003	December 31, 2002	November 22, 2002

		($ in thousands, except share data)
Income (loss) from continuing operations:
As reported	(35,846)	$(27,074)	$(6,745)	$16,999
Add: Stock-based compensation expense included in net income, net of tax effects	218	92	—	$—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(1,155)	(705)	—	—

Pro forma	(36,783)	(27,687)	(6,745)	16,999
Income (loss) from discontinued operations:
As reported	4,012	(4,603)	(2,581)	(4,633)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—	—

Pro forma	4,012	(4,603)	(2,581)	(4,633)
Net income (loss):
As reported	(31,834)	(31,677)	(9,326)	12,366
Add: Stock-based compensation expense included in net income, net of tax effects	218	92	—	—
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(1,155)	(705)	—	—

Pro forma	(32,771)	(32,290)	(9,326)	12,366

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor

	Year Ended	Year Ended	November 23, 2002 to	January 1
	December 31, 2004	December 31, 2003	December 31, 2002	November 22, 2002

		($ in thousands, except share data)
Net income (loss) attributable to common stock:
As reported	(31,834)	(39,271)	(10,836)	12,366
Add: Stock-based compensation expense included in net income, net of tax effects	218	92	—	—
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(1,155)	(705)	—	—

Pro forma	(32,771)	(39,884)	(10,836)	12,366
Income (loss) from continuing operations attributable to common stock before discontinued operations:
As reported	(35,846)	(34,668)	(8,255)	16,999
Add: Stock-based compensation expense included in net income, net of tax effects	218	92	—	—
Deduct: Total pro forma stock based employee compensation expense, net of tax effects	(1,155)	(705)	—	—

Pro forma	(36,783)	(35,281)	(8,255)	16,999
Basic and diluted income (loss) per common share
Income (loss) from continuing operations:
As reported	$(2.59)	$(11.60)	$(2.89)	$0.60
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.04	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.08)	(0.30)	—	—

Pro forma	(2.66)	(11.86)	(2.89)	0.60
Income (loss) from discontinued operations:
As reported	0.29	(1.98)	(1.11)	(0.17)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—	—

Pro forma	0.29	(1.98)	(1.11)	(0.17)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor

	Year Ended	Year Ended	November 23, 2002 to	January 1
	December 31, 2004	December 31, 2003	December 31, 2002	November 22, 2002

		($ in thousands, except share data)
Net income (loss):
As reported	(2.30)	(13.58)	(4.00)	0.43
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.04	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.08)	(0.30)	—	—

Pro forma	(2.37)	(13.84)	(4.00)	0.43
Net income (loss) attributable to common stock:
As reported	(2.30)	(16.83)	(4.64)	0.43
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.04	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.08)	(0.30)	—	—

Pro forma	(2.37)	(17.09)	(4.64)	0.43
Income (loss) from continuing operations attributable to common stock before discontinued operations:
As reported	(2.59)	(14.86)	(3.54)	0.60
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.04	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.08)	(0.30)	—	—

Pro forma	(2.66)	(15.12)	(3.54)	0.60
      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.
     Revenue Recognition
      Revenues are recognized when the services are rendered. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering and meeting rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking services, in-room movie services, vending machine commissions, leasing of hotel space and other miscellaneous revenues.
     Foreign Currency Translation
      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year are reported in “accumulated other comprehensive income (loss)” in the Consolidated Statements of

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shareholders’ Equity (Deficit). The effects on the statements of operations of translation gains and losses are insignificant for all years presented.
     Operating Segments
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one operating segment. During 2004, the Company derived 98% of its revenue from hotels located within the United States and the balance from the Company’s one hotel located in Windsor, Canada.
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
     Self-insurance
      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and automobile liability. Liabilities for these self-insured obligations are established annually, based on actuarial valuations and the Company’s history of claims. As of December 31, 2004 and December 31, 2003, the Company had accrued $11.4 million and $10.0 million, respectively, for such liabilities.
     Reorganization Expenses
      The Company recorded all transactions incurred as a result of the Chapter 11 filing and the implementation of fresh start reporting as reorganization items and classified these separately in its Statement of Operations. Though the Company continues to incur expenses related to its reorganization proceedings only those incurred while entities were in Chapter 11 are classified as reorganization items. Reorganization items relating to the periods subsequent to emergence from Chapter 11 are included corporate and other expenses.
     New Accounting Pronouncements
      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which aims to eliminate diversity in practice by requiring that certain types of freestanding instruments be reported as liabilities by their issuers including mandatorily redeemable instruments issued in the form of shares which unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets. These instruments were previously presented in various ways, as part of liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as “mezzanine” reporting). The provisions of SFAS No. 150, which also include a number of new disclosure requirements, were effective for instruments entered into or modified after May 31, 2003. For pre-existing instruments, SFAS No. 150 was effective as of the beginning of the first interim period which commenced after June 15, 2003 (July 1, 2003 for the Company). The Company adopted SFAS No. 150 on July 1, 2003. The adoption impacted the treatment of its Mandatorily Redeemable 12.25% Cumulative Preferred Stock (“Preferred Stock”), previously presented between total liabilities and stockholders’ equity. As a result of the adoption of SFAS No. 150, the Preferred Stock has been included as part of long-term debt in the accompanying Consolidated Financial Statements and the Preferred Stock dividends for the period July 1, 2003 to December 31, 2003 has been included in interest expense. The preferred stock dividends for the period

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2003 to June 30, 2003 of $7.6 million continue to be shown as a deduction from retained earnings.
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
      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised standard increases existing disclosures by requiring more details about plan assets, benefit obligations, cash flows, benefit costs and related information. The revised standard also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements for the quarters beginning after December 15, 2003. The adoption of this revised statement did not materially impact the Company’s current disclosures.
      In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application.
      The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (see Note 1 and Note 2 to the consolidated financial statements). The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company’s net income by the fair value of the options in future years, beginning in 2005. We are not in a position to know the effects of adoption of the new standard at this time.

2.	Stock-Based Compensation
      On November 25, 2002, the Company adopted a new stock incentive plan (the “Stock Incentive Plan”) which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the effective date of the public offering, the Company was permitted to grant awards to acquire up to 353,333 shares of common stock to the company’s directors, officers, or other key employees or consultants as determined by a committee appointed by the Company’s Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. The Company cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Incentive Plan are determined by the Committee. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.
      At the Company’s 2004 annual meeting, stockholders approved an amendment and restatement of the Stock Incentive Plan and increased the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event the Company executed the public offering of its common stock, by an additional amount to be determined pursuant to a formula. With the effective date of the Company’s public offering of common stock on June 25, 2004, the total number of shares available for issuance under the Stock Incentive Plan increased to 2,950,832 shares.
      Pursuant to the Stock Incentive Plan, the committee made the following awards during the year ended December 31, 2004:

	Issued under			Available for issuance
	the Stock			under the Stock
	Incentive Plan		Type	Incentive Plan

Available under plan, less previously issued				2,726,380
Issued — April 9, 2004	1,382	(1)	restricted stock	2,724,998
Issued — June 25, 2004	383,500	(2)	stock option	2,341,498
Options forfeited in 2004	(14,378)			2,355,876

	370,504

(1)	On April 9, 2004, the Company issued to its CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vest on April 9, 2005 when they will be convertible into an equal number of shares of common stock.

(2)	On June 25, 2004, the Committee awarded stock options to acquire 383,500 shares of the Company’s common stock to certain of the Company’s employees and to members of the audit committee. Each of the three members of the audit committee received non-qualified options to acquire 5,000 shares of the Company’s common stock. The exercise price of the awards granted was $10.52, the average of the high and low market prices of the share on the day of the grant, and the shares vest in three equal annual installments beginning on June 25, 2005.
All options expire ten years from the date of grant.
      On July 15, 2004, 22,222 restricted stock units previously issued to Mr. Parrington vested. Pursuant to the terms of his restricted unit award agreement, Mr. Parrington elected to have the Company withhold an appropriate number of vested shares to satisfy the employment tax withholding requirements associated with the vesting of the restricted units. Accordingly, 7,211 shares were withheld and deemed repurchased by the Company, thereby resulting in the reporting of treasury stock in the Consolidated Statement of Stockholders’ Equity.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Presented below is a summary of the stock option plan and restricted stock shares activity for the years shown:

		Weighted Average
	Options	Exercise Price

Balance, December 31, 2002	—
Granted	157,785	$13.92
Exercised	(258)	15.21
Forfeited	—	—

Balance, December 31, 2003	157,527	13.92
Granted	383,500	10.52
Exercised	(239)	15.21
Forfeited	(14,378)	13.42

Balance, December 31, 2004	526,410	$11.46

	Restricted
	Stock

Balance, December 31, 2002	—
Granted	66,667
Shares converted to common stock	—
Forfeited	—

Balance, December 31, 2003	66,667	(1)
Granted	1,382
Shares converted to common stock	(22,222	)(2)
Forfeited	—

Balance, December 31, 2004	45,827

(1)	At December 31, 2003, none of the restricted stock had vested.

(2)	During the year ended December 31, 2004, 22,222 units of the restricted stock had vested.
      The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Range of prices	Number	(in Years)	Exercise Prices	Number	Exercise Prices

$ 9.00 to $10.50	33,333	8.5	$9.00	11,111	$9.00
$10.51 to $15.00	378,000	9.5	$10.52	—	$10.52
$15.01 to $15.50	107,911	8.7	$15.21	71,921	$15.21
$15.51 to $16.00	7,166	8.8	$15.66	4,778	$15.66

	526,410	9.2	$11.46	87,810	$14.45

      At December 31, 2003, options exercisable and the weighted average exercise price of the options were 123,726 and $5.08, respectively.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See Note 1 for the table showing the effect on the profit and earnings per share if the options were expensed by the Company.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Successor			Predecessor

	Year Ended	Year Ended	November 23, 2002 to	January 1 to
	December 31, 2004	December 31, 2003	December 31, 2002	November 22, 2002

		(1)	(1)
Expected life of option	10 years	10 years	—	—
Risk free interest rate	4.09%	4.09%	—	—
Expected volatility	55.74%	55.75%	—	—
Expected dividend yield	—	—	—	—

(1)	The Company filed for Chapter 11 on December 20, 2001. The fair value of the options was estimated to be nil while the Company was in Chapter 11. On its emergence from Chapter 11 on November 25, 2002 (November 22, 2002 for accounting) all stock options were cancelled. No options were granted between January 1, 2002 and December 31, 2002.
      The fair values of options granted (net of forfeitures) were as follows:

	Successor			Predecessor

	Year Ended	Year Ended	November 23, 2002 to	January 1 to
	December 31, 2004	December 31, 2003	December 31, 2002	November 22, 2002

Weighted average fair value of options granted	$7.97	$9.66	—	—
Total number of options granted	526,907	157,833	—	—
Total fair value of all options granted	$4,199,408	$1,524,367	—	—

3.	Discontinued Operations
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, seven hotels and one land parcel were held for sale. At December 31, 2003, 18 hotels and three land parcels were held for sale. Eleven hotels and two land parcels were sold in 2004 while one hotel and the Company’s only office building were sold in 2003. In the first two months of 2005, two of these hotels were sold with aggregate net proceeds of $6.5 million. The aggregate net proceeds from the sale of the 11 hotels and two land parcels sold in 2004 were approximately $40.9 million. The net proceeds from the sale of one hotel and the office building sold in 2003 were approximately $12.0 million. The Company realized gains of approximately $9.2 million in 2004 and approximately $3.1 million in 2003 from the sale of these assets. In accordance with SFAS No. 144, all applicable gains and losses from the sold assets during 2004 and 2003, including any related impairment charges, are included in “(loss) income from discontinued operations” in the Consolidated Statements of Operations. The assets and liabilities relating to properties held for sale at December 31, 2004 and December 31, 2003 are separately disclosed in the Consolidated Balance Sheets. Where the carrying values of the assets exceeded the estimated fair values, net of selling costs, the carrying values were reduced and impairment charges were recorded. Fair value is determined using quoted market prices, when available, or other accepted valuation techniques.
      The impairment charges recorded on assets held for sale, during the year ended December 31, 2004 were $4.7 million, representing the write-down of 9 hotels and two land parcels held for sale. Consistent with our accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of these assets from held for use to held for sale necessitated a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company determines the estimated selling prices in conjunction with its real estate brokers. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records impairment charges to write down hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2004, the Company recorded impairment losses as follows:

a) an additional $0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004;

b) an additional $0.5 million on the Downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

c) an additional $0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

d) an additional $0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional disposal costs upon sale of this hotel in December 2004;

e) an additional $1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors. This hotel remains for sale at March 1, 2005;

f) $1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel. This hotel remains for sale at March 1, 2005;

g) $0.4 million on the Holiday Inn Florence, KY primarily related to disposal costs incurred on sale of the hotel in December 2004; and

h) additional adjustments on four other assets aggregating to a reduction of impairment charges of $0.1 million.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impairment of long-lived assets of $5.4 million recorded in 2003 represents $5.2 million from the write-down of seven hotels and two land parcels held for sale and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced. The Company recorded impairment losses as follows:

a) $1.1 million on the Holiday Inn Express Pensacola, FL as this hotel was identified for sale in the second quarter 2003. The performance of this hotel was negatively impacted in 2003 by the opening of three new hotels in its market and the conversion of another fully renovated hotel to the Holiday Inn Express brand in April 2003;

b) $1.0 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Operating profits decreased more than forecast at this hotel following the loss of its franchise affiliation in May 2003;

c) $0.8 million on the Holiday Inn Morgantown, WV as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the fourth quarter of 2003 the expected selling price of this hotel was lowered as a result of the opening of a Radisson hotel in the market, which negatively impacted the operating results of this hotel;

d) $0.6 million on the Holiday Inn Fort Mitchell, KY as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined with the broker that the selling price needed to be lowered to find a willing buyer, resulting in an impairment charge;

e) $0.6 million on the land parcel in Mt. Laurel, NJ as this property was identified for sale in the second quarter of 2003. During the sales process the broker recommended a price reduction which resulted in $0.6 million of impairment charges;

f) $0.6 million on the Holiday Inn Market Center Dallas, TX as this hotel was identified for sale in the second quarter 2003 at which time $0.6 million of impairment was recorded. The reduction in value was primarily related to the franchisor’s decision to not transfer the franchise agreement on this hotel to a new buyer. This hotel was sold in January 2004 for net proceeds of $2.5 million compared to its adjusted net book value of $2.4 million;

g) $0.3 million on the Holiday Inn Memphis, TN as this hotel was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined by the broker that it was advisable that the selling price should be lowered because the franchise agreement was not going to be renewed;

h) $0.1 million on the Holiday Inn Austin (South), TX as this hotel was identified for sale in the second quarter of 2003 at which time impairment was recorded based on a listing broker’s evaluation of the hotel; and

i) $0.1 million on the land parcel in Fayetteville, NC as this property was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter 2003 the listing broker determined it was advisable to lower the asking price which resulted in an impairment charge.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the other criteria specified by SFAS No. 144, management classifies an asset as held for sale if it expects to sell it within one year. See Note 1 for further discussion of assets classified as held for sale. In accordance with SFAS No. 144, the results of operations of all assets identified as held for sale (including the related impairment charges) are reported in “(Loss) income from discontinued operations” in the Consolidated Statement of Operations. The assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003. See Note 19.
      The following table summarizes the combined assets and liabilities relating to the properties identified as held for sale as of December 31, 2004 and December 31, 2003:

	December 31, 2004	December 31, 2003

	($ in thousands)
ASSETS
Accounts receivable, net of allowances	$510	$1,252
Inventories	660	1,377
Prepaid expenses and other current assets	483	1,039
Property and equipment, net	28,207	61,624
Other assets	668	3,275

Total assets held for sale	$30,528	$68,567

LIABILITIES
Accounts payable	$1,328	$1,234
Other accrued liabilities	1,467	3,120
Advance deposits	147	390
Current portion of long-term liabilities	363	771
Long-term liabilities	27,236	52,433

Total liabilities related to assets held for sale	$30,541	$57,948

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The combined condensed results of operations included in Discontinued Operations for the Successor years ended December 31, 2004 and December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, and the Predecessor period January 1, to November 22, 2002 were as follows:

				Predecessor
	Successor
				January 1, 2002 to
			November 23, 2002 to	November 22,
	2004	2003	December 31, 2002	2002

		($ in thousands)
Revenues:
Rooms	$28,917	$46,451	$4,311	$59,549
Food and beverage	8,002	11,264	1,596	15,113
Other	1,280	3,422	534	4,095

	38,199	61,137	6,441	78,757

Operating expenses:
Direct:
Rooms	9,269	14,439	1,822	18,960
Food and beverage	6,375	8,905	1,409	12,107
Other	1,022	2,483	280	2,795

	16,666	25,827	3,511	33,862

	21,533	35,310	2,930	44,895
Other operating expenses:
Other hotel operating costs	14,663	22,525	3,140	28,327
Property and other taxes, insurance and leases	2,401	7,118	1,331	7,680
Depreciation and amortization	240	3,367	857	12,701
Impairment of long-lived assets	4,696	5,387	—	—

Other operating expenses	22,000	38,397	5,328	48,708

	(467)	(3,087)	(2,398)	(3,813)
Interest income	50	—
Interest expense and other financing costs	(4,739)	(3,953)	(183)	(3,672)
Gain on asset dispositions	9,168	3,085	—	—

Income (loss) before income taxes and reorganization items	4,012	(3,955)	(2,581)	(7,485)
Reorganization items	—	(648)	—	1,652

Income (loss) before income taxes	4,012	(4,603)	(2,581)	(5,833)
Benefit (Provision) for income taxes	—	—	—	1,200

Net income (loss)	$4,012	$(4,603)	$(2,581)	$(4,633)

      Discontinued operations have not been segregated in the consolidated statements of cash flows.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Of the Company’s 97 hotel portfolio, 18 hotels, previously owned by two subsidiaries (Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C.), were not part of the Joint Plan of Reorganization. On April 24, 2003, the Bankruptcy Court confirmed the plan of reorganization relating to these 18 hotels (the “Impac Plan of Reorganization”). These 18 hotels remained in Chapter 11 until May 22, 2003, the date on which the Company, through 18 newly-formed subsidiaries (one for each hotel), finalized an $80.0 million financing with Lehman Brothers Holdings, Inc. (the “Lehman Financing”). The Lehman Financing was primarily used to settle the remaining amount due to the secured lender of these hotels (See Note 10 of the accompanying financial statements). The Impac Plan of Reorganization also provided for a pool of funds of approximately $0.3 million to be paid to the general unsecured creditors of the 18 hotels.
      Pursuant to the Joint Plan of Reorganization, the following significant events took effect in November 2002:

•	5,000,000 shares of Preferred Stock, par value $0.01, initial liquidation value $25 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	7,000,000 shares of common stock, par value $0.01 per share, were issued or reserved for issuance in satisfaction of outstanding debt and other obligations;

•	Class A warrants to purchase an aggregate of 1,510,638 shares of common stock at $18.29 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Class B warrants to purchase an aggregate of 1,029,366 shares of common stock at $25.44 per share were made available for issuance in satisfaction of outstanding debt and other obligations;

•	Previous equity, consisting of an aggregate of 28,479,837 shares, was cancelled, and in exchange the stockholders received their pro rata share of 207,900 shares of common stock, plus class A warrants to purchase an aggregate of 251,823 shares of common stock and class B warrants to purchase an aggregate of 778,304 shares of common stock;

•	The CRESTS were cancelled and the holders of the CRESTS received their pro rata share of 868,000 shares of the common stock, plus class A warrants to purchase 1,258,815 shares of common stock and class B warrants to purchase 251,062 shares of common stock;

•	The 12.25% Senior Subordinated Notes were cancelled and the holders of the notes received their pro rata share of 4,690,600 shares of Preferred Stock and 5,557,511 shares of common stock;

•	The holders of allowed general unsecured claims became entitled to 309,400 shares of Preferred Stock and 366,589 shares of common stock, referred to as the “disputed claims reserve.” Until distributed, these shares form part of the disputed claims reserve for the pre-bankruptcy petition general unsecured creditors. These shares are periodically distributed as the disputed claims are resolved;

•	The Company closed on $302.7 million of exit financing arrangements with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) which was used to repay previous debt obligations, fund

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments of certain allowed claims and fund portions of certain required cash escrows. This financing was secured by 56 of its hotels;

•	The Company closed on a $6.3 million exit financing arrangement with Computershare Trust Company of Canada, secured by one of its hotels;

•	Loans from lenders approximating $86.0 million, secured by 21 of the Company’s hotels, were reinstated on their previous terms, except for the extension of certain maturities; and in the case of certain loans, a new interest rate; and

•	In accordance with SOP 90-7, the Company implemented fresh start reporting effective November 22, 2002 (the date on which the exit financing agreement was signed). As a result, assets and liabilities were recorded based on fair values with no retained earnings or accumulated losses carried forward as of November 22, 2002. The Consolidated Financial Statements subsequent to the Company’s emergence from Chapter 11 are those of a new reporting entity (the “Successor”) and are not comparable with the financial statements of the Company prior to the effective date of the Joint Plan of Reorganization (the “Predecessor”).
      As discussed above, in November 2002, the general unsecured creditors became entitled to receive 309,400 shares of Preferred Stock and 366,589 shares of common stock. These shares are being distributed as claims are resolved. At December, 2004, 27,582 shares of common stock (56,330 shares at December 31, 2003) were held in the disputed claims reserve for unresolved bankruptcy claims. During 2004, the Company redeemed all its Preferred Stock, accordingly, the preferred shares held in the disputed claims reserve were converted into a $2.2 million reserve in other accrued liabilities for settlement of pre-petition claims.
      All common shares are considered issued and outstanding for accounting purposes. As claims of creditors are resolved, the Company will continue to make periodic distributions of common stock to these creditors.
      The effects of the reorganization plan were recorded in accordance with SOP 90-7. Fresh start reporting was applicable because the previous stockholders received less than 50% of the new voting shares and the reorganization value of the Predecessor Company was less than the sum of the pre-petition liabilities allowed and post-petition liabilities.
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Successor
	Predecessor
						Fresh Start &		Reorganized
	Before Fresh Start	Extinguishment		Exchange of		Exit		Balance Sheet
	November 22, 2002	of Debt		Stock		Financing		November 22, 2002

Deferred income taxes Liabilities subject to compromise	926,387	(562,276	)(a)	—		(269,695	)(d)	94,416
Minority interests	5,290	—		—		(1,527	)(d)	3,763
Commitments and contingencies
Mandatory redeemable 12.25% cumulative preferred stock				125,000	(e)			125,000
Stockholders’ deficit:
Common stock (new)	—	—		70	(e)	—		70
Additional paid-in capital (new)	—	206,801	(b)	(119,284	)(e)	1,706	(d)	89,223
Common stock (old)	284	—		(284	)(e)	—		—
Additional paid-in capital (old)	263,320	—		(263,320	)(e)	—		—
Accumulated deficit	(290,567)	256,430	(c)	255,940	(e)	(221,803	)(d)	—
Accumulated other comprehensive loss	(1,878)	—		1,878	(e)	—		—

Total stockholders’ equity (deficit)	(28,841)	463,231		(125,000)		(220,097)		89,293

	$967,131	$(541)		$—		$(181,564)		$785,026

(a) The reduction of pre-petition liabilities was achieved through:

(In thousands)
Settlement in shares	$206,801
Cancellation of debt	256,430
Reinstated debt	86,038
Allowed claims accrued	12,466
Claims paid in cash	541

$562,276

(b)	Issuance of new shares to the Senior Subordinated Note Holders, the CREST holders and the general unsecured creditors.

(c)	Gain on cancellation of debt, calculated as follows:

(In thousands)
Liabilities subject to compromise (pre-emergence)	$926,987
Liabilities settled and to be settled in cash and shares	(490,103)
Reinstated debt	(86,038)
Remaining liabilities subject to compromise (for subsidiaries in Chapter 11 at December 31, 2002)	(94,416)

$256,430

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Represents the recording of the exit financing of $309 million (used to repay previous obligations, fund certain allowed claims and portions of certain required cash escrows) and fair value adjustments (primarily net write-down of fixed assets of $222.1 million).

(e)	Elimination of old equity
      The approximate allocation of the Company’s reorganization value as of November 22, 2002 is shown below:

(In thousands)
Long-term debt	$388,000
Liabilities subject to compromise	94,400
Post-petition liabilities including current portion of long-term debt	84,500
Mandatorily redeemable 12.25% cumulative preferred stock	125,000
New equity including minority interest	93,100

$785,000

5.	Accounts Receivable
      At December 31, 2004 and December 31, 2003, accounts receivable, net of allowances consisted of the following:

	December 31, 2004	December 31, 2003

	($ in thousands)
Trade accounts receivable	$7,664	$8,287
Allowance for doubtful accounts	(684)	(689)
Other receivables	987	571

	$7,967	$8,169

6.	Prepaid Expenses and Other Current Assets
      At December 31, 2004 and December 31, 2003, prepaid expenses and other current assets consisted of the following:

	December 31, 2004	December 31, 2003

	($ in thousands)
Deposit for property taxes	$5,745	$4,862
Prepaid insurance	3,730	5,718
Lender-required insurance deposits	3,560	2,774
Deposits and other prepaid expenses	4,197	3,714

	$17,232	$17,068

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment
      At December 31, 2004 and December 31, 2003, property and equipment consisted of the following:

	Useful
	Lives	December 31,	December 31,
	(Years)	2004	2003

		($ in thousands)
Land	—	$77,554	$76,624
Buildings and improvements	10-40	449,081	437,418
Furnishings and equipment	3-10	81,359	58,817

		607,994	572,859
Less accumulated depreciation		(56,667)	(31,860)
Construction in progress		18,044	22,819

		$569,371	$563,818

      On December 27, 2004, the Company acquired the Springhill Suites by Marriott hotel, located in Pinehurst, NC, for an aggregate purchase price of $5.4 million including closing costs. Based on a discounted cash flow valuation prepared with the assistance of an independent real estate appraiser, the Company has recorded a preliminary purchase price allocation of $0.9 million to land, $3.7 million to building and improvements and $0.5 million to furniture and equipment. The value assigned to furniture and equipment took into account the Company’s intention to replace certain items shortly in its planned property renovation. The remaining purchase price consideration of $0.3 million was recorded as goodwill. On receipt of the final appraisal, the Company, if warranted, will adjust the values assigned to the various asset categories.
      In 2004, the Company sold 11 hotels and two land parcels for net sales proceeds of approximately $40.9 million and realized gains from the sales of approximately $9.2 million. See Note 3 for details of hotels sold and hotels classified as Discontinued Operations.
      The impairment of long-lived assets held for sale of $4.7 million recorded in 2004 represents the write-down of nine hotels and two land parcels held for sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company determined the estimated selling prices in conjunction with its real estate brokers. The estimated selling costs are based on our experience with similar asset sales. The Company records impairment charges and write-down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2004, the Company recorded impairment losses as follows:

a) an additional $0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004;

b) an additional $0.5 million on the downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

c) an additional $0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

d) an additional $0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional disposal costs upon sale of this hotel in December 2004;

e) an additional $1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors. This hotel remains for sale at March 1, 2005;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f) $1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel. This hotel remains for sale at March 1, 2005;

g) $0.4 million on the Holiday Inn Florence, KY primarily related to disposal costs incurred on sale of the hotel in December 2004; and

h) additional adjustments on four other assets aggregating to a reduction of impairment charges of $0.1 million.
      The impairment of long-lived assets held for sale of $5.4 million recorded in 2003 represents $5.2 million in the write-down of seven hotels and two land parcels held for sale and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, the reclassification of these assets from held for use to held for sale necessitated a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company determined the estimated selling prices in conjunction with its real estate brokers. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records impairment charges and writes down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2003, the Company recorded impairment losses as follows:

a) $1.1 million on the Holiday Inn Express Pensacola, FL as this hotel was identified for sale in the second quarter 2003. The performance of this hotel was negatively impacted in 2003 by the opening of three new hotels in its market and the conversion of another fully renovated hotel to the Holiday Inn Express brand in April 2003;

b) $1.0 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Operating profits decreased more than forecast at this hotel following the loss of its franchise affiliation in May 2003;

c) $0.8 million on the Holiday Inn Morgantown, WV as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the fourth quarter of 2003 the expected selling price of this hotel was lowered as a result of the opening of a Radisson hotel in the market, which negatively impacted the operating results of this hotel;

d) $0.6 million on the Holiday Inn Fort Mitchell, KY as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined with the broker that the selling price needed to be lowered to find a willing buyer, resulting in an impairment charge;

e) $0.6 million on the land parcel in Mt. Laurel, NJ as this property was identified for sale in the second quarter of 2003. During the sales process the broker recommended a price reduction which resulted in $0.6 million of impairment charges;

f) $0.6 million on the Holiday Inn Market Center Dallas, TX as this hotel was identified for sale in the second quarter 2003 at which time $0.6 million of impairment was recorded. The reduction in value was primarily related to the franchisor’s decision to not transfer the franchise agreement on this hotel to a new buyer. This hotel was sold in January 2004 for net proceeds of $2.5 million compared to its adjusted net book value of $2.4 million;

g) $0.3 million on the Holiday Inn Memphis, TN as this hotel was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined by the broker that it was advisable that the selling price should be lowered because the franchise agreement was not going to be renewed;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h) $0.1 million on the Holiday Inn Austin (South), TX as this hotel was identified for sale in the second quarter of 2003 at which time impairment was recorded based on a listing broker’s evaluation of the hotel; and

i) $0.1 million on the land parcel in Fayetteville, NC as this property was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter 2003 the listing broker determined it was advisable to lower the asking price which resulted in an impairment charge.
      In 2003, the Company conveyed eight wholly-owned hotels to the lender in January 2003 in satisfaction of outstanding debt obligations and one wholly-owned hotel was returned to the lessor of a capital lease. In addition, at December 31, 2003, 18 hotels, an office building and three land parcels were held for sale. In 2003, one hotel and the office building were sold for approximately $12.0 million in net sales proceeds and recorded gains of approximately $3.1 million on these sales.
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
      The Company considers its hotels to be components as defined by SFAS No. 144 for determining impairment charges and reporting discontinued operations. Accordingly, in 2004, the Company recorded impairment charges of $7.4 million on five assets held for use to bring them in line with their estimated fair values, and $0.5 million for furniture, fixtures and equipment net book value write-offs for items replaced in 2004. As a result of these evaluations, we recorded impairment charges in 2004 as follows:

a)	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price of the hotel was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it will not renew the agreement;

b)	$3.7 million on the Holiday Inn Brunswick, GA as this hotel lost the business of a significant military group and the hotel is undergoing a required franchise conversion which is expected to result in reduced operating profits;

c)	$0.6 million on the Quality Inn Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to bring the asset’s carrying value in line with the fair value;

d)	$0.9 million on the Holiday Inn St. Louis, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value; and

e)	$0.6 million on the Holiday Inn Lawrence, KS as the financial performance of this hotel continues to decline as it is in need of a major renovation which is not economically justifiable as management has been notified the franchise agreement will not be renewed.
      In 2003, the Company recorded impairment of long-lived assets of $12.7 million representing $11.6 million in adjustments made to the carrying values of five hotels held for use, to reduce them to their estimated fair values, and $1.1 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2003. The Company reported impairment charges in 2003 as follows:

a)	$4.5 million on the Crown Plaza Macon, GA as the expected holding period for this hotel was reduced to six months because the Company was unable to locate a lender to refinance the maturing mortgage on this hotel as a single asset loan;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b)	$2.5 million on the Holiday Inn St. Louis North, MO because the nearby airport renovations drastically changed the ingress and egress of this hotel thereby significantly lowering the financial performance of this hotel;

c)	$1.8 million on the Quality Hotel & Conference Center Metairie, LA because of a significant decline in this hotel’s group room business because this hotel is in need of a major renovation, which the company had previously planned but subsequently discarded due to an inadequate expected return on investment. Transient business has also declined, resulting in reduced operating profits which led to the recording of impairment;

d)	$1.5 million on the Crowne Plaza Cedar Rapids, IA as the primary revenue source at this hotel has historically been group room revenues which have declined considerably in the past two years due to the poor condition of a city-owned ballroom attached to this hotel; and

e)	$1.3 million on the Holiday Inn Winter Haven, FL as this hotel had been identified for sale in the second quarter of 2003 and the estimated sales price, less costs to sell, was below the hotel’s carrying value. The estimated sales price of the hotel was negatively impacted by the unanticipated closure of a nearby tourist attraction and the unexpected announcement that a major baseball team was going to relocate their spring training facilities away from this property. In the fourth quarter of 2003, the Company ceased its selling efforts with respect to this hotel because the allocated loan amount on this hotel significantly exceeded the fair value of the hotel.
      No depreciation is recorded on assets that are held for sale.

8.	Other Assets
      At December 31, 2004 and December 31, 2003, other assets consisted of the following:

	December 31, 2004	December 31, 2003

	($ in thousands)
Deferred financing costs	$4,250	$9,207
Deferred franchise fees	2,469	2,358
Utility and other deposits	1,056	615

	$7,775	$12,180

      Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.
      Based on the balances at December 31, 2004, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2005	2006	2007	2008	2009	After 2009

	($ in thousands)
Deferred financing costs	$4,250	$1,009	$1,066	$946	$813	$416	$—
Deferred franchise fees	2,469	449	362	287	193	163	1,015

	$6,719	$1,458	$1,428	$1,233	$1,006	$579	$1,015

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Accrued Liabilities
      At December 31, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

	December 31, 2004	December 31, 2003

	($ in thousands)
Salaries and related costs	$17,111	$16,211
Property and sales taxes	7,089	9,427
Professional fees	1,056	570
Accrued state income taxes	207	2,361
Franchise fee accrual	1,050	1,115
Accrued interest	2,035	526
Advances received against insurance claims	2,000	—
Accrual for allowed claims	2,152	186
Other	775	1,036

	$33,475	$31,432

10.	Long-Term Liabilities
      At December 31, 2004 and December 31, 2003, long-term liabilities consisted of the following:

	December 31,	December 31,
	2004	2003

	($ in thousands)
Exit financing:
Merrill Lynch Mortgage Lending, Inc. — Floating	$—	$299,333
Lehman financing:
Lehman Brothers Holdings, Inc.	—	76,449
Refinancing Debt:
Merrill Lynch Mortgage Lending, Inc. — Floating	102,617	—
Merrill Lynch Mortgage Lending, Inc. — Fixed	258,410	—

Merrill Lynch Mortgage Lending, Inc. — Total	361,027	—
Computer Share Trust Company of Canada	7,843	7,521
Other Financings:
Column Financial, Inc.	25,058	27,300
Lehman Brothers Holdings, Inc.	22,927	23,409
JP Morgan Chase Bank, Trustee	10,110	10,644
DDL Kinser	2,286	2,385
First Union Bank	—	3,359
Column Financial, Inc.	8,545	8,943
Column Financial, Inc.	3,069	3,206
Robb Evans, Trustee	—	6,982
Tax notes issued pursuant to Lodgian’s Joint Plan of Reorganization	3,302	1,957

Total — Other Financings	75,297	88,185

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2004	2003

	($ in thousands)
Long-term liabilities — other:
Deferred interest — long-term	—	4,337
Deferred rent on a long-term ground lease	—	2,506
Other long-term liabilities	1,865	551

	1,865	7,394

	446,032	478,882
Long-term liabilities related to assets held for sale	(27,599)	(53,204)

	$418,433	$425,678

Less: Current portion of long-term liabilities	(25,290)	(16,563)

Total long-term liabilities — continuing operations	$393,143	$409,115

     Exit Financing
      On emergence from Chapter 11 on November 25, 2002, the Company received from Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) exit financing (“Merrill Lynch Exit Financing”) of $309.0 million comprised of three separate components as follows:

•	Senior debt of $224.0 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 2.24%, secured by, among other things, first mortgage liens on the fee simple or leasehold interests in 55 of the Company’s hotels;

•	Mezzanine debt of $78.7 million from Merrill Lynch Mortgage, accruing interest at the rate of LIBOR plus 9.00%, secured by the equity interest in the subsidiaries owning 56 hotels (the 55 which secure the senior debt and one additional hotel); and

•	Debt provided through Computershare Trust Company of Canada, a Canadian lender, of $10.0 million Canadian dollars (equated to approximately $6.3 million U.S. dollars at inception) maturing in December 2007, accruing interest at the rate of 7.88% secured by a mortgage on the property located in Windsor, Canada.
      In March 2003, as permitted by the terms of the senior and mezzanine debt agreements, Merrill Lynch Mortgage exercised the right to “resize” (as defined) the senior and mezzanine debt amounts, prior to the securitization of the mortgage loan. As a result, the principal amount of the senior debt was decreased from $223.7 million (initially $224.0 less $0.3 million of principal payments) to $218.1 million, and the principal amount of the mezzanine debt was increased from $78.6 (initially $78.7 million less $0.1 million of principal payments) to $84.1 million. Though the blended interest rate on the Merrill Lynch debt remained at LIBOR plus 4.00% at the date of the resizing, the interest rate on the senior debt was modified to LIBOR plus 2.36% and the interest rate on the mezzanine debt was modified to LIBOR plus 8.25%.
      On June 25, 2004, the outstanding balance on the debt of $290.9 million was repaid from the proceeds of the refinancing debt (“Refinancing Debt”) arranged by Merrill Lynch Mortgage. Additionally, prepayment penalties totaling $2.7 million were paid on the Merrill Lynch Exit Financing debt (not including $0.2 million allocated to discontinued operations). Deferred loan costs related to the Merrill Lynch Exit Financing debt, Lehman debt, and Macon debt that were written off and charged to other interest expense were $3.4 million, $3.3 million and nil, respectively (not including the write-off of $0.3 million and $0.4 million of deferred loan

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs for Merrill Lynch Exit Financing and Lehman, respectively, that were allocated to discontinued operations).
     Lehman Financing
      On May 22, 2003, the Company completed an $80.0 million financing underwritten by Lehman Brothers Holdings, Inc. (“Lehman”) which was primarily utilized to settle debts secured by the 18 hotels previously owned by Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. (both Lodgian subsidiaries).
      The Lehman Financing, provided to 18 newly-formed subsidiaries (one for each hotel), was a two-year term loan with an optional one-year extension and interest rate at the higher of 7.25% or LIBOR plus 5.25%. The one-year extension was only available if, at the time of electing to extend and at the initial maturity date, there are no events of default. If the Company opted for the one-year extension, an extension fee of $3.0 million was payable. Pursuant to the terms of the agreement, additional interest of $4.4 million was also paid upon the maturity date.
      On June 25, 2004, the outstanding balance on the debt of $56.1 million was repaid from the proceeds of the Refinancing Debt arranged with Merrill Lynch Mortgage.
     Refinancing Debt
      On June 25, 2004, the senior and mezzanine debt which was due to mature on November 24, 2004 and which had three one-year options to renew was replaced by a $370 million Refinancing Debt from Merrill Lynch Mortgage. The Refinancing Debt was secured by 64 of the Company’s hotels, of which four were subsequently sold. The Company refinanced:
      a) the outstanding Merrill Lynch Exit Financing which, as of June 25, 2004, had a balance of $290.9 million,
      b) the outstanding Lehman Financing which, as of June 25, 2004, had a balance of $56.1 million, and
      c) the outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which the Company own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million.
      The Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), presently secured by 24 of the Company’s hotels (29 hotels at the loan’s inception), and four loans totaling $260 million in aggregate bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 35 of the Company’s hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans. Prior to any securitization of the four fixed rate loans, those loans are subject to cross-collateralization provisions. The Company incurred loan costs of approximately $5.4 million for the Refinancing Debt. These costs are amortized over the life of the loans (five years for the Fixed Rate Debt and three years for the Floating Rate Debt), using the effective yield method.
      The Company purchased a swaption contract to hedge against rising interest rates until the interest rate on the fixed rate Refinancing Debt was determined. The swaption net cost of $1.9 million was expensed to other interest expense and the $1.1 million of loan origination fees incurred on the Floating Rate Debt was expensed to other interest expense of which $0.8 million was allocated to continuing operations and $0.3 million was allocated to discontinued operations.
      Except for certain defeasance provisions, the Company may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. The Company may, after the earlier of 48 months after the closing of any Fixed Rate Debt or the second anniversary of the securitization of any Fixed Rate Debt, defease such Fixed Rate Debt, in whole or in part.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Floating Rate Debt is a two-year loan with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available only if no defaults exist and the Company has entered into the requisite interest rate cap agreement. The second and third extension options will be available only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if the Company opts to exercise each of the second and third extensions. The Company may prepay the Floating Rate Debt in whole or subject to not more than 30% of the loan amount, individually or in aggregate, with all releases of properties other than the sale properties as of June 25, 2004, subject to a prepayment penalty in the amount of 3% of the amount prepaid during the first year of the loan and 1% of the amount prepaid during the second year of the loan. Repayments of debt related to assets held for sale at June 25, 2004, are exempt from the prepayment penalty.
      The Refinancing Debt provides that when either (i) the debt yield ratio for the hotels securing the Floating Rate Debt or any fixed rate loan (“Fixed Rate Loan”) for the trailing 12-month period is below 9% during the first year, 10% during the second year and 11%, 12% and 13% during each of the next three years (in the case of the Floating Rate Debt to the extent extended), or (ii) in the case of the Floating Rate Debt (to the extent extended), the debt service coverage ratio is less than 1.30x in the fourth year or 1.35x in the fifth year, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender with respect to the hotels securing the applicable loan, and scheduled principal and interest payments due on the Floating Rate Debt of up to $0.9 million or any Fixed Rate Loan of up to $525,000, as applicable. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio are sustained above the minimum requirements for three consecutive months and there are no defaults. As of December 31, 2004, the debt yield ratios were above the minimum requirement for the four Fixed Rate Loans; however, the Company did not meet the required debt yield ratio with regard to the Floating Rate Loan. As a result, all excess cash generated by the assets that secure this floating rate loan may, at the option of the lender, be placed into a restricted cash account and these restricted funds can be used for prepayment of the loan, capital expenditures, or scheduled principal and interest payments up to $0.9 million as designated above. Funds will no longer be retained in the restricted cash account when the debt yield ratio is sustained above the minimum requirement for three consecutive months. As of December 31, 2004, no amounts were being retained in the restricted cash account.
      If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements and which could materially and adversely affect us. If a franchise agreement is terminated, the Company will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	with regards to the Merrill Lynch Mortgage floating rate refinancing debt (“Floating Rate Debt”), either the termination of franchise agreements for more than two properties or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the floating rate debt, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements;

•	with regards to the Merrill Lynch Mortgage fixed rate refinancing debt (“Fixed Rate Debt”), either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.
      A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity.
      The Refinancing Debt contains covenants that place restrictions on the Company and certain of its subsidiaries’ activities, including acquisitions, mergers and consolidations, the sale of assets, and the incurrence of liens. Failure to comply with the covenants would constitute an event of default that would permit Merrill Lynch Mortgage to demand repayment acceleration.
      Each loan comprising the Refinancing Debt is non-recourse; however, the Company has agreed to indemnify Merrill Lynch Mortgage in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan comprising the Refinancing Debt will become full recourse debt in certain limited cases such as bankruptcy of a borrower or Lodgian. During the term of the Refinancing Debt, the Company will be required to fund, on a monthly basis, a reserve for furniture, fixtures and equipment equal to 4% of the previous month’s gross revenues from the hotels securing each of the respective loans.
     Other Financings
      Additionally, as of September 31, 2004, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of its hotels in Phoenix, Arizona. The primary reason why the debt service coverage ratio is below the required threshold is due to the property undergoing an extensive renovation in 2004 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, the Company was notified by the lender that it was in default of the debt service coverage ratio and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and impounds (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments.
      As of December 31, 2004, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) is not currently affiliated with a national brand and is undergoing a major renovation. The Company has entered into a franchise agreement with Radisson Hotels International, Inc. to rebrand this property as a Radisson hotel and expect to complete

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the renovation and open the hotel as a Radisson in May 2005. The total investment the Company is making on the renovation of this property and its rebranding is $4.7 million. In addition, the Company will be completing capital expenditures of approximately $7.6 million on two other hotels in this loan pool in 2005. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. The lender may apply excess proceeds after payment of expenses to additional principal payments. However, as of December 31, 2004, the lender has not elected to require revenue for these properties to be deposited into its account.
      On November 25, 2002, the effective date of the Joint Plan of Reorganization, loans approximating $83.5 million, secured by 20 hotels, were substantially reinstated on their original terms, except for the extension of certain maturities. The terms of one other loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate and a new maturity date. As at December 31, 2004, the outstanding balance for these loans is approximately $72 million.
      Through its wholly-owned subsidiaries, the Company owes approximately $10.1 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, the Company notified the trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that the Company would not continue to make debt service payments. The Holiday Inn franchise agreements for both of these hotels expire on August 28, 2005, and each of these properties has a substantial amount of deferred capital expenditures. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. The Company will attempt to restructure the debt on these hotels, but no assurance can be given that it will be successful in doing so. The trustee of the bonds may give notice of default, at which time the Company could remedy the default by depositing with the trustee an amount currently estimated at approximately $0.5 million. In the event a default is declared and not cured, the two hotels could be subject to foreclosure and the Company would be obligated pursuant to a partial guaranty of approximately $1.4 million. In addition, the Company could be obliged to pay its franchisor liquidated damages in the amount of $0.2 million. The Company has reclassified this debt to current liabilities because the debt became callable on March 2, 2005 when the Company did not make the March 1, 2005 debt service payment.
     Working Capital/ Related Party Loan
      On September 18, 2003, the Company drew down the full availability of $2.0 million under a revolving loan agreement with OCM Real Estate Opportunities Fund II, L.P. (the “OCM Fund II”). Borrowings under the facility bear interest at the fixed rate of 10% per annum and were repaid in full in December 2003 out of the proceeds received from sale of an office building. During 2003, the Company paid interest to the OCM Fund II of approximately $42,000. The facility was secured by two land parcels located in California and New Jersey and expired on May 1, 2004.
      Oaktree Capital Management, LLC (“Oaktree”) may be deemed to be the beneficial owner of shares of the Company’s common stock, including shares owned by the OCM Fund II. Oaktree is the general partner of the OCM Fund II; accordingly, Oaktree may be deemed to beneficially own the shares owned by the OCM Fund II. Oaktree disclaims any such beneficial ownership.
      Russel S. Bernard, a Principal of Oaktree, and Sean F. Armstrong, a Managing Director of Oaktree, are also directors of Lodgian.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Loan/ Franchise Agreements
      The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor or operate the property independent of any franchisor (see Note 16).
      As of March 1, 2005, the Company had been notified that it was not in compliance with some of the terms of 12 of our franchise agreements and have received default and termination notices from franchisors with respect to an additional nine hotels summarized as follows:

•	Five of these hotels are held for sale;

•	Seven of the remaining hotels either just completed a major renovation, are undergoing a major renovation or a major renovation is planned, and the total cost of the renovations is projected to be $22.8 million of which $7.6 million has been spent;

•	One of the remaining hotels has a franchise agreement that expires in 2005 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

•	Four of the remaining hotels are expected to be in full compliance with their franchise agreements during the next testing period;

•	Two of the remaining hotels are above the required franchise thresholds and must remain above those levels until February 2006 to receive a “clean slate” letter;

•	One of the remaining hotels has implemented plans to improve service levels to return to compliance levels; and

•	One hotel, which is 60% owned by the company, will undergo a major renovation after we complete the buyout of our minority partner in the second quarter of 2005. The renovation is expected to be completed in the first quarter of 2006 and is estimated to cost $4.3 million.
      While the Company can give no assurance that the steps taken to date, and planned to be taken during 2005, will return these properties to full compliance, management believes that the Company will make significant progress and it intends to continue to give franchise agreement compliance a high level of attention. The 21 hotels that are either in default or non-compliance under the respective franchise agreements secure $390.4 million of mortgage debt at March 1, 2005.
     Interest Rate Cap Agreements
      At December 31, 2004, the Company had two interest rate cap agreements with aggregate notional values of $190 million. An agreement with a notional value of $110 million was entered into in June 2004 to manage the Company’s exposure to fluctuations in the interest rate on its variable rate debt with Merrill Lynch Mortgage. The cap agreement allows the Company to obtain the loan at floating rate and effectively limits the LIBOR portion of the rate at 5%. The maturity date of the agreement is June 24, 2006, which coincides with the expiration of the initial two-year term of the loan. Another agreement, with an expiration date of June 1, 2005, was to manage a floating loan of $80 million from Lehman financing. This loan was repaid on June 25, 2004, from the proceeds of the refinancing loan received from Merrill Lynch Mortgage, and the rate cap agreement related to the loan had nil fair value at December 31, 2004.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging requirements of SFAS No. 133.
      The aggregate fair value of the two interest rate caps as of December 31, 2004 and the three interest rate caps at December 31, 2003 were approximately $31,000 and $15,000, respectively. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
      The notional amounts of the two interest rate caps and their termination dates match the original principal amounts and maturities of the outstanding amounts on these loans.
     Collateral for Loans
      Eighty-one of the Company’s consolidated hotels are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment or yield maintenance penalty if the Company repays them prior to their maturity. At December 31, 2004, approximately 77% of the long-term debt bears interest at fixed rates and approximately 23% of the debt is subject to a floating rate of interest. At December 31, 2003, approximately 20% of the long term debt bore interest at fixed rates and approximately 80% of the debt was subject to floating rates of interest. Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize the long-term debt:

		December 31, 2004

	Number	Property, Plant and	Debt
	of Hotels	Equipment, Net(1)	Obligations(1)	Interest Rates

	($ in thousands)
Refinancing debt
Merrill Lynch Mortgage Lending, Inc. — Floating	26	$114,925	$102,617	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	315,317	258,410	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	61	430,242	361,027
Computershare Trust Company of Canada	1	15,907	7,843	7.88%
Other financing
Column Financial, Inc.	9	65,704	25,058	10.59%
Lehman Brothers Holdings, Inc.	5	37,131	22,927	$16,154 at 9.40%; $6,773 at 8.90%
JP Morgan Chase Bank, Trustee	2	7,884	10,110	8.00%
DDL Kinser	1	3,123	2,286	8.25%
Column Financial, Inc.	1	11,544	8,545	9.45%
Column Financial, Inc.	1	5,984	3,069	10.74%

Total — other financing	19	131,370	71,995

	81	577,519	440,865	6.91%(2)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2004

	Number	Property, Plant and	Debt
	of Hotels	Equipment, Net(1)	Obligations(1)	Interest Rates

	($ in thousands)
Long-term debt — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,302
Other	—	—	1,865

	—	—	5,167
Property, plant and equipment — unencumbered	4	20,059	—

	85	597,578	446,032
Held for sale(2)	(7)	(28,207)	(27,599)

Total December 31, 2004(3)	78	$569,371	$418,433

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 6.91% in the table above represents our annual weighted average cost of debt at December 31, 2004, using a LIBOR of 2.4% as of December 31, 2004.

(3)	Debt obligations at December 31, 2004 include the current portion.
      The fair value of the fixed rate mortgage debt (book value $338.2 million) at December 31, 2004 is estimated at $347.3 million.
     Future Loan Repayment Projections
      Future scheduled principal payments on these long-term liabilities as of December 31, 2004 are as follows:

		Maturities

	Debt Obligations						After
	December 31, 2004	2005	2006	2007	2008	2009	2009

	($ in thousands)
Refinancing debt:
Merrill Lynch Mortgage Lending, Inc. — Floating	$102,617	$1,261	$101,356	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	258,410	4,110	4,392	4,695	4,970	240,243	—

Merrill Lynch Mortgage Lending, Inc. — Total	361,027	5,371	105,748	4,695	4,970	240,243	—
Computer Share Trust Company of Canada	7,843	258	279	7,306	—	—	—

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Maturities

	Debt Obligations						After
	December 31, 2004	2005	2006	2007	2008	2009	2009

	($ in thousands)
Other financings:
Column Financial, Inc.	25,058	2,491	2,768	3,076	3,418	4,133	9,172
Lehman Brothers Holdings, Inc.	22,927	529	580	21,818	—	—	—
JP Morgan Chase Bank, Trustee	10,110	10,110	—	—	—	—	—
DDL Kinser	2,286	2,286	—	—	—	—	—
Column Financial, Inc.	8,545	437	480	528	580	693	5,827
Column Financial, Inc.	3,069	3,069	—	—	—	—	—

Total — Other Financings	71,995	18,922	3,828	25,422	3,998	4,826	14,999
Other long-term liabilities:
Tax notes issued pursuant to our Joint Plan of Reorganization	3,302	858	834	849	730	31	—
Other long-term liabilities	1,865	244	159	540	153	145	624

Total debt obligations	446,032	25,653	110,848	38,812	9,851	245,245	15,623

Less: Debt obligations — discontinued	(27,599)	(363)

Total Debt obligations — continued	$418,433	25,290

11.     12.25% Cumulative Preferred Shares Subject to Mandatory Redemption
      On November 25, 2002, the Company issued 5,000,000 shares of Preferred Stock with a par value $0.01 at $25.00 per share. On June 25, 2004, immediately upon the effective date of the equity offering, the Company exchanged 3,941,115 shares of its common stock for 1,483,558 shares of Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investments accounts managed by, Oaktree Capital Management, LLC (“Oaktree”), (2) BRE/ HY Funding LLC (“BRE/ HY”), and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, BRE/ HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of the Company’s common stock, respectively. As part of the Preferred Share Exchange, the Company incurred a charge of $1.6 million for a 4% prepayment premium for early redemption of the Preferred Stock.
      Additionally, on July 26, 2004, the Company redeemed 4,048,183 shares of Preferred Stock totaling approximately $114.0 million from the proceeds of the public equity offering at the liquidation value of $25 per share, plus 4% prepayment premium as provided by the terms of the Preferred Stock agreement. A liability of $2.2 million replaced the 79,278 shares of Preferred Stock that were part of the disputed claims reserve. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when it was redeemed on July 26, 2004. As at December 31, 2004, the Company had no preferred stock shares outstanding. As of December 31, 2003, the Company had 5,611,760 shares of preferred stock shares outstanding.
      Each share of Preferred Stock had a liquidation preference over the Company’s common stock. The dividend was cumulative, compounded annually and was payable at the rate of 12.25% per annum on November 21 of each year. As provided by the terms of the Preferred Stock, the first dividend was paid on November 21, 2003 by means of the issuance of additional shares of Preferred Stock, with fractional shares paid in cash. The Company thus issued 594,299 shares of Preferred Stock as dividends and paid cash dividends of approximately $18,500 for fractional shares. The Preferred Stock was subject to redemption at any time, at the Company’s option and to mandatory redemption on November 21, 2012. See Note 4.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 1, 2003, in accordance with SFAS No. 150, the Company reclassified the Preferred Stock to the liability section of its consolidated balance sheet and began presenting the related dividends in interest expense which totaled $8.1 million for the period July 1, 2003 to December 31, 2003. Prior to the adoption of SFAS No. 150, the Company presented the Preferred Stock between liabilities and equity in its consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on its results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified. See Note 12 related to the redemption of the Preferred Stock in 2004.

12.	Stockholders’ Equity
     2002 Joint Plan of Reorganization
      Pursuant to the Joint Plan of Reorganization confirmed by the Bankruptcy Court in November 2002, in addition to the Preferred Stock, the following securities became available for issuance:

•	Common stock, 2,333,333 shares (adjusted for the 1:3 reverse stock split), par value $0.01.

•	Class A and B warrants.
      The common stock is subject to dilution by the Class A & Class B warrants, any incentive shares and any future shares (See Note 4).
      The Class A warrants initially provide for the purchase of an aggregate of 503,546 shares of the common stock at an exercise price of $54.87 per share and expire on November 25, 2007.
      The Class B warrants initially provide for the purchase of an aggregate of 343,122 shares of the common stock at an exercise price of $76.32 per share and expire on November 25, 2009. See Note 2 for stock based compensation awards made.
     2004 Reverse Stock Split
      On April 27, 2004, the Company’s Board of Directors authorized a reverse stock split of the Company’s common stock in a ratio of one-for-three (1:3) with resulting fractional shares paid in cash. The reverse split affected all of the Company’s issued and outstanding common shares, warrants, stock options, and restricted stock. The record date for the reverse split was April 29, 2004 and the Company’s new common stock began trading under the split adjustment on April 30, 2004.
      All amounts for common stock, warrants, stock options, and restricted stock, and all earnings per share computations have been retroactively adjusted to reflect the change in the Company’s capital structure.
     2004 Public Equity Offering
      On June 25, 2004, the Company completed a public equity offering of 18,285,714 shares of its common stock, par value $0.01 per share, at a price of $10.50 per share. Net proceeds from this equity offering, after deducting the underwriting discount, advisory fee and other offering expenses, amounted to approximately $175.9 million.
      Additionally, immediately upon the effective date of the equity offering, the Company executed the Preferred Share Exchange. In the Preferred Share Exchange, Oaktree, BRE/ HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of the Company’s common stock, respectively. As part of the Preferred Share Exchange, the Company incurred a charge of $1.6 million for 4% prepayment premium for early redemption of the Preferred Stock.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From the proceeds of the public equity offering, on July 26, 2004, the Company redeemed 4,048,183 shares of Preferred Stock totaling approximately $114.0 million. A liability of $2.2 million replaced the 79,278 shares of Preferred Stock that were part of the disputed claims reserve. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when the remaining outstanding shares were redeemed on July 26, 2004.
     Treasury Stock
      On July 15, 2004, 22,222 restricted stock units previously issued to the Company’s CEO, Thomas Parrington vested. Mr. Parrington, pursuant to the restricted unit award agreement between the Company and him, elected to have the Company withhold 7,211 shares to satisfy the employment tax withholding requirements associated with the vested shares. Accordingly, 7,211 shares were withheld and deemed repurchased by the Company, thereby resulting in the reporting of treasury stock in the accompanying financial statements.

13.	Income Taxes
      Provision (benefit) for income taxes for the Company is as follows:

	Successor

	2004			2003

	Current	Deferred	Total	Current	Deferred	Total

	($ in thousands)
Federal	$—	$—	$—	$—	$—	$—
State and local	62	—	62	178	—	178
Foreign	166		166

	228	—	228	178	—	178
Less: Discontinued operations	—	—	—	—	—	—

	$228	$—	$228	$178	$—	$178

	Successor			Predecessor

	November 23, 2002 to December 31, 2002			January 1, 2002 to November 22, 2002

	Current	Deferred	Total	Current	Deferred	Total

				($ in thousands)
Federal	$—	$—	$—	$(430)	$—	$(430)
State and local	32	32	32	(930)	—	(930)
Foreign				—		—

	32	—	32	(1,360)	—	(1,360)
Less: Discontinued operations	—	—	—	1,200	—	1,200

	$32	$—	$32	$(160)	$—	$(160)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the cumulative effect of temporary differences in the deferred income tax (liability) and asset balances at December 31, 2004 and December 31, 2003 are as follows:

	2004			2003

	Total	Current	Non-current	Total	Current	Non-current

	($ in thousands)
Property and equipment	$4,951	$—	$4,951	$21,807	$—	$21,807
Net operating loss carry forwards	127,547		127,547	104,911		104,911
Loan costs	782		782	1,224		1,224
Legal and workers’ compensation reserves	3,609	3,609	—	2,896	2,896
AMT and FICA credit carry forwards	2,341		2,341	2,342		2,342
Other operating accruals	937	937	—	1,506	1,506	—
Other	4,988		4,988	5,316		5,316

Total	145,155	4,546	140,609	140,002	4,402	135,600
Less valuation allowance	(145,155)	(4,546)	(140,609)	(140,002)	(4,402)	(135,600)

	$—	$—	$—	$—	$—	$—

      The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	Successor			Predecessor

			November 23 to	January 1 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Federal income tax (benefit) charge at statutory federal rate	$(10,746)	$(13,292)	$(3,160)	$3,742
State income tax, net	(1,517)	(1,876)	(732)	(12,929)
Effect of cancellation of debt	—	—	—	(40,848)
Non-deductible items	7,338	2,968	(74)	(1,932)
Change in valuation allowance	5,153	12,378	3,998	50,607

	228	178	32	(1,360)
Less discontinued operations	—	—	—	1,200

Provision (benefit) for income taxes	$228	$178	$32	$(160)

      At December 31, 2004, the Company had established a valuation allowance of $145.2 million to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $145.2 million, $5.2 million and $12.4 million were generated in 2004 and 2003, respectively.
      In addition to the current period loss of $75 million, at December 31, 2004, the Company had available net operating loss carry forwards (“NOLs”) of approximately $239 million for federal income tax purposes, which will expire in 2005 through 2023. NOLs totaling $15 million expired unused at December 31, 2004. In 2005, approximately $21 million of NOLs will expire unused. Under the Joint Plan of Reorganization and the Impac Plan of Reorganization, substantial amounts of net operating loss carryforwards were utilized to offset income from debt cancellations in 2002. Also, the Company’s reorganization under Chapter 11 resulted in an ownership change, as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. Due to these and other limitations, a portion or all of these net operating loss carryforwards could expire unused.

14.	Related Party Transactions
     Preferred Share Exchange
      On June 25, 2004, Oaktree and BRE/ HY, representatives of which serve as certain of the Company’s directors, and/or affiliates received 2,262,661 shares and 1,049,034 shares of common stock that were exchanged as part of the Preferred Share Exchange. Approximately $26.3 million and $11.1 million of the net proceeds from the equity offering were used to redeem the remaining shares of Preferred Stock held by Oaktree and BRE/ HY, respectively. Including the common shares they received as part of the Preferred Share Exchange, Oaktree and BRE/ HY are currently the beneficial owners of shares of the Company’s common stock.
     Refinancing Debt
      On June 25, 2004, the public equity offering was completed along with the funding of the $370 million of Refinancing Debt with Merrill Lynch Mortgage. Lodgian paid Merrill Lynch an advisory fee of $1.4 million, a 1% origination fee on the Floating Rate Debt of $1.1 million and prepayment penalties on the exit financing debt of $2.9 million.
     Consultancy
      Richard Cartoon, the Company’s Executive Vice President and Chief Financial Officer between October 4, 2001 and October 13, 2003, is a principal in a business that the Company retained in October 2001 to provide Richard Cartoon’s services as Chief Financial Officer and consultant for other restructuring support and services. In addition to amounts paid for Richard Cartoon’s services as Executive Vice President and Chief Financial Officer, his Company has provided Sarbanes-Oxley related and other services and support. The fees paid to his company for the services rendered during the last three years were $0.3 million for the year ended December 31, 2004, $0.2 million for the year ended December 31 2003, and $0.4 million for the 2002 Combined Period.
      Richard Cartoon, LLC continues to provide restructuring support and consultation relating to the implementation of Section 404 of Sarbanes-Oxley Act to the Company.
     Related Party Receivable
      Amounts due from Columbus Hospitality Associates LP, in which the Company has a 30% non-controlling equity interest, of $899,898 and $610,935 at December 31, 2004 and December 31, 2003, respectively, are included in other receivables.
     Revolving Loan
      The Company had a revolving loan agreement which expired on May 1, 2004 with OCM Fund II, secured by two land parcels. Oaktree is a greater than 10% stockholder (an affiliate of Oaktree Capital Management, LLC). Russel S. Bernard, a principal of Oaktree and Sean F. Armstrong, a managing director of Oaktree, are directors of Lodgian. The agreement allowed the Company to borrow up to $2 million; however, all of the Company’s borrowings under that agreement were repaid in full in December 2003. The interest rate on the loan was 10% per annum, and in 2003 the Company paid $42,222 in interest to OCM Fund II.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		(In thousands, except per share
		data)
Basic and diluted loss per share:
Numerator:
Income (loss) from continuing operations	$(35,846)	$(27,074)	$(6,745)	$16,999
Income (loss) from discontinued operations	4,012	(4,603)	(2,581)	(4,633)

Net (loss) income	(31,834)	(31,677)	(9,326)	12,366
Preferred stock dividend	—	(7,594)	(1,510)	—

Net loss (income) attributable to common stock	(31,834)	(39,271)	(10,836)	12,366

Income (loss) from continuing operations	(35,846)	(27,074)	(6,745)	16,999
Preferred stock dividend	—	(7,594)	(1,510)	—

Income (loss) from continuing operations attributable to common stock before discontinued operations	$(35,846)	$(34,668)	$(8,255)	$16,999

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	13,817	2,333	2,333	28,480

Basic and diluted loss per common share:
(Loss) income from continuing operations	$(2.59)	$(11.60)	$(2.89)	$0.60
Income (loss) from discontinued operations	0.29	(1.98)	(1.11)	(0.17)

Net (loss) income	(2.30)	(13.58)	(4.00)	0.43

Net (loss) income attributable to common stock	(2.30)	(16.83)	(4.64)	0.43

(Loss) income from continuing operations attributable to common stock before discontinued operations	$(2.59)	$(14.86)	$(3.54)	$0.60

      The computation of diluted loss per share for the Successor year ended December 31, 2004, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares) or stock options (options to acquire 526,410 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
      The computation of diluted loss per share for the Successor year ended December 31, 2003, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(66,666 shares), stock options (options to acquire 157,575 shares of common stock), and Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
      The computation of diluted loss per share for the Successor period November 23, 2002 to December 31, 2002, as calculated above, did not include the shares associated with the assumed conversion of the Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
      The computation of diluted loss per share for the Predecessor periods January 1, 2002 to November 22, 2002, as calculated above, did not include shares associated with the assumed conversion of the CRESTS (8,169,935 shares) or stock options because their inclusion would also have been antidilutive.

16.	Commitments and Contingencies
     Franchise Agreements and Capital Expenditure
      The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of between 5 and 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. In connection with the renewal of a franchise, the franchisor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements for the year ended December 31, 2004 and the comparative periods were:

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Continuing operations	$21,951	$20,569	$1,598	$19,398
Discontinued operations	2,410	3,816	377	4,926

	$24,361	$24,385	$1,975	$24,324

      As of March 1, 2005, the Company had been notified that it was not in compliance with some of the terms of 12 of its franchise agreements and have received default and termination notices from franchisors with respect to an additional nine hotels summarized as follows:

•	Five of these hotels are held for sale;

•	Seven of the remaining hotels either just completed a major renovation, are undergoing a major renovation or a major renovation is planned, and the total cost of the renovations is projected to be $22.8 million of which $7.6 million has been spent;

•	One of the remaining hotels has a franchise agreement that expires in 2005 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

•	Four of the remaining hotels are expected to be in full compliance with their franchise agreements during the next testing period;

•	Two of the remaining hotels are above the required franchise thresholds and must remain above those levels until February 2006 to receive a “clean slate” letter;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	One of the remaining hotels has implemented plans to improve service levels to return to compliance levels; and

•	One hotel, which is 60% owned by the Company, will undergo a major renovation after the Company completes the buyout of its minority partner in the second quarter of 2005. The renovation is expected to be completed in the first quarter of 2006 and is estimated to cost $4.3 million.
      The Company has met all the requirements to cure six of the continuing operations hotels by the due date and received on March 14, 2005 cure letters for two of these hotels. However, the Company cannot be certain that it will be able to complete its action plans, which in aggregate are estimated to cost approximately $9.7 million, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. The Company believes it is in compliance with its other franchise agreements in all material aspects. While the Company can give no assurance that the steps taken to date, and planned to be taken during 2005, will return these properties to full compliance, the Company believes that it will make significant progress and intends to continue to give franchise agreement compliance a high level of attention. The 21 hotels that are either in default or non-compliance under the respective franchise agreements secure $390.4 million of mortgage debt at March 1, 2005 due to cross-collateralization provisions.
      In addition, as part of its bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of its hotels. However, as of March 1, 2005, the Company has not completed the required capital expenditures for 20 hotels in accordance with the stipulations and estimate that completing those improvements will cost $11.7 million of which $5.3 million is reserved with its lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. The Company has scheduled or has begun renovations on 17 of these hotels aggregating $6.9 million of the $11.7 million. In addition, six of these hotels are held for sale and represent $1.9 million of the $11.7 million.
      If a franchise agreement is terminated, the Company will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	with regards to the Merrill Lynch Mortgage floating rate refinancing debt (“Floating Rate Debt”), either the termination of franchise agreements for more than two properties or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the floating rate debt, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements;

•	with regards to the Merrill Lynch Mortgage fixed rate refinancing debt (“Fixed Rate Debt”), either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.
      A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity.
      The Company is expecting to receive addendums to its franchise agreements for the Holiday Inn Monroeville, PA, the Holiday Inn Washington-Meadowlands, PA and the Holiday Inn Select in Strongsville, OH hotels. These addendums are being prepared by IHG as a result of the property improvement plan (PIP) renovation defaults issued on October 19, 2004 and the Company’s failure to cure these PIP defaults by getting these required renovations significantly underway by December 20, 2004. IHG is granting the Company additional time to complete this renovation work subject to milestone renovation dates as mutually agreed upon by the Company and IHG. The capital expenditures related to these three hotels total $9.8 million, $3.9 million of which is reserved at the Company’s lenders. The agreed upon completion date for these three hotels is October 31, 2005 and the Company is subject to monetary penalties if it does not comply with the agreed upon milestone and completion dates. In addition, IHG may elect to terminate the franchise agreement for each of these three hotels if the PIP has not been completed, and in the event of termination, the Company may be subject to liquidated damages. The Company anticipates that it will be able to meet these milestone and completion deadlines to return these three hotels to excellent standing in the IHG system.
      During 2004, the Company entered into new franchise agreements for all 15 of its Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets. In connection with its agreement, Marriott may review the capital improvements the Company has made at its Marriott franchised hotels during 2004, and may, in its reasonable business judgment, require the Company to make additional property improvements and to place amounts into a reserve account for the purpose of funding those property improvements.
      To comply with the requirements of its franchisors, to improve its competitive position in individual markets, and repair hurricane damaged hotels, the Company plans to spend $84.8 million on its hotels in 2005, much of which we anticipate will be covered by insurance proceeds. The Company spent $35.2 million on capital expenditures during 2004 on its continuing operations hotels.
      The franchise agreements are subject to termination in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specification of the licensors. The Company believes that the loss of a franchise for any individual hotel would not have a material adverse effect on its financial condition and results of operations.
     Letters of Credit
      As of December 31, 2004, the Company had one irrevocable letter of credit for $3.4 million outstanding, fully collateralized by cash (classified as restricted cash in the accompanying Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company for self-insured losses. This letter of credit will expire in November 2005 but may be renewed beyond that date.
     Self-insurance
      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could cause a negative impact on its future financial condition and results of operations. As of December 31, 2004 and December 31, 2003, the Company had accrued $11.4 million and $10.0 million, respectively, for these liabilities.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are other types of losses for which the Company cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds the Company’s insurance limits were to occur, the Company could lose both the revenues generated from the affected hotel and the capital that it has invested. The Company also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect our financial condition and results of operations.
     Casualty Losses
      During August and September 2004, eight of the Company’s hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) remain closed and are not expected to reopen until the third quarter of 2005. All properties in our portfolio are covered by property casualty insurance.
      With regard to physical property damage, the Company is recording expenses related to hurricane damage as expenses are incurred. In 2004, the Company incurred $5.6 million in costs on these eight properties with $1.9 million for hurricane repair expenses and approximately $3.7 million for net book value write-offs for destroyed assets, offset by expected insurance proceeds of $3.3 million. As of December 31, 2004, $2.0 million had been released from the Company’s insurance carrier as advances for repairs on our Crowne Plaza West Palm Beach and Holiday Inn Melbourne hotels. All advances are forwarded to the Company’s lenders and the Company receives reimbursements from the lender held escrows as the Company incurs operating and capital expenditures. At December 31, 2004, the Company had received $1.4 million in reimbursements from its lenders.
      The timing of the reimbursements for these property damage and business interruption claims is unknown and could place substantial cash flow pressure on the Company. Additionally, the Company may incur capital expenditures that will not be reimbursed by insurance proceeds because it is practicable to do so while the property is under renovation. Failure to be reimbursed on a timely basis for insurable expenditures by the Company’s insurance carriers could adversely affect its liquidity.
     Litigation
      From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, management believes that all currently pending matters will be resolved without a material adverse effect on the Company’s results of operations or financial condition. Claims relating to the period before it filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the disputed claims reserves provided for by the Bankruptcy Court. On July 26, 2004, all remaining shares of Preferred Stock were redeemed and a liability of $2.2 million replaced the Preferred Stock shares that were previously held in the disputed claims reserve for the Joint Plan of Reorganization. As of December 31, 2004, the Company has $2.2 million reserved on its balance sheet and 27,582 shares of common stock in the disputed claims reserve for claims relating to the Joint Plan of Reorganization, and in the case of the Impac Plan of Reorganization, no claims remain outstanding and, therefore, no reserve is recorded on the Company’s books for this Plan.
     Operating Leases
      Fourteen of the Company’s continuing operations hotels are subject to long-term ground leases, parking and other leases expiring from 2005 through 2075 which provide for minimum payments as well as incentive

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rent payments. In addition, most of the Company’s hotels have non-cancelable operating leases, mainly for operating equipment. Lease expense for the non-cancelable ground, parking and other leases were as follows:

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Continuing operations	$2,347	$4,002	$378	$3,079
Discontinued operations	294	696	124	618

	$2,641	$4,698	$502	$3,697

      At December 31, 2004, the future minimum commitments for non-cancelable ground and parking leases were as follows (amounts in thousands):

2005	$3,181
2006	3,192
2007	3,225
2008	3,260
2009	3,295
Thereafter	102,901

$119,054

17.	Employee Retirement Plans
      The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of pension contributions were:

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Continuing operations	$203	$260	$27	$185
Discontinued operations	—	—	—	—

	$203	$260	$27	$185

      The Company adopted a 401(k) plan for the benefit of its non-union employees and two groups of union employees under which participating employees may elect to contribute up to 10% (increased to 15% as of January 1, 2003) of their compensation. The Company matches an employee’s elective contributions to the

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(K) plan made by the Company were:

	Successor			Predecessor

			November 23, 2002 to	January 1, 2002 to
	2004	2003	December 31, 2002	November 22, 2002

		($ in thousands)
Continuing operations	$689	$601	$45	$330
Discontinued operations	47	76	—	—

	$736	$677	$45	$330

18.	Subsequent Events
     Sale of Two Hotels
      Between January 1, 2005 and March 1, 2005, the Company sold the Four Points Sheraton in Niagara Falls, New York and the Holiday Inn in Morgantown, West Virginia. The aggregate net proceeds of these two hotels were $6.5 million, all of which were used to pay down debt.
     Additions to Held for Sale Hotels
      In January 2005 the Company identified three additional hotels for sale. The three hotels identified for sale are the Holiday Inn North in St. Louis, Missouri, the Quality Hotel in Metairie, Louisiana and the Holiday Inn Express in Gadsden, Alabama.
     Manhattan and Lawrence Debt
      On March 2, 2005, we notified the trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. The Holiday Inn franchise agreements expire on both of these hotels on August 28, 2005, and each of these properties has a substantial amount of deferred capital expenditures. Non-payment of debt service is a default under the bond indenture and also a default under the ground leases for these properties. The Company will attempt to restructure the debt on these hotels, but no assurance can be given that we will be successful in doing so. Ultimately, we could be required to return these hotels to the trustee if we are not successful in restructuring the debt and could be obligated pursuant to a partial guaranty of $1.4 million. We have reclassified this debt to current liabilities because the debt became callable on March 2, 2005 when we did not make the March 1, 2005 debt service payment.
19.     Selected Quarterly Financial Data, Unaudited
      The following table presents certain quarterly operating data for the year ended December 31, 2004 and December 31, 2003. The data have been derived from the Company’s unaudited condensed consolidated financial statements for the periods indicated. The unaudited consolidated financial statements have been prepared on substantially the same basis as the Company’s audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments consider necessary to present fairly this information when read in conjunction with the consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on the Company’s Forms 10-Q filed for prior quarters due to the reclassification of certain assets as held for sale and discontinued operations during the course of the fiscal year ended December 31, 2003. The allocation of results of operations between the continuing operations and discontinued operations, at the time of the quarterly filings, was based on the

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 78 hotels classified in continuing operations at December 31, 2004.

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Revenues:
Rooms	$52,253	$64,805	$64,325	$57,563	$52,089	$62,506	$61,010	$53,914
Food and beverage	19,555	16,950	19,436	16,488	18,800	16,407	18,977	16,607
Other	2,358	2,806	2,816	2,754	2,567	2,841	2,838	2,858

	74,166	84,561	86,577	76,805	73,456	81,754	82,825	73,379

Operating expenses:
Direct:
Rooms	16,355	18,722	16,960	16,018	16,023	17,697	16,730	15,363
Food and beverage	14,225	12,595	12,713	11,534	12,557	12,030	12,365	11,734
Other	1,885	2,095	2,077	1,972	2,178	2,013	1,842	1,938

	32,465	33,412	31,750	29,524	30,758	31,740	30,937	29,036

	41,701	51,149	54,827	47,281	42,698	50,014	51,888	44,343

Other operating expenses:
Other hotel operating costs	23,790	25,577	23,822	24,072	22,546	24,164	22,797	22,475
Property and other taxes, insurance and leases	5,160	5,597	5,376	5,751	5,343	6,087	6,923	6,661
Corporate and other	3,548	4,519	4,782	4,413	4,612	4,235	6,075	5,970
Casualty gains and losses	295	2,019	—	—	—	—	—	—
Depreciation and amortization	6,635	7,066	6,870	6,805	7,194	7,572	7,573	7,422
Impairment of long-lived assets	6,809	607	—	—	11,286	2	1,378	—

Other operating expenses	46,237	45,385	40,850	41,041	50,981	42,060	44,746	42,528

	(4,534)	5,764	13,977	6,240	(8,283)	7,954	7,142	1,815
Other income (expenses):		—	—	—	—	—	—	—
Interest income and other	360	212	66	43	486	114	124	83
Gain on asset dispositions	—	—	—	—	445	—	—	—
Interest expense and other financing costs:	—	—	—	—	—	—	—	—
Preferred stock dividend	—	(865)	(4,233)	(4,285)	(4,065)	(4,027)	—
Other interest expense	(7,561)	(7,350)	(19,920)	(8,159)	(7,718)	(7,665)	(6,919)	(6,279)
Loss on preferred stock redemption	—	(4,471)	(1,592)	—	—	—	—	—

(Loss) income before income taxes, reorganization items and minority interests	(11,735)	(6,710)	(11,702)	(6,161)	(19,135)	(3,624)	347	(4,381)
Reorganization items	—	—	—	—	647	—	(808)	(1,237)

Loss before income taxes and minority interest	(11,735)	(6,710)	(11,702)	(6,161)	(18,488)	(3,624)	(461)	(5,618)
(Provision) benefit for income taxes — continuing operations	259	(337)	(75)	(76)	48	(75)	(75)	(76)
Minority interests (net of taxes, nil)	406	503	(71)	(147)	1,412	99	(69)	(149)

Loss from continuing operations	(11,070)	(6,544)	(11,848)	(6,384)	(17,028)	(3,600)	(605)	(5,842)

Discontinued operations:		—	—	—
(Loss) income from discontinued operations before income taxes	(2,694)	2,807	4,601	(702)	522	(46)	(1,836)	(3,243)
Income tax benefit (provision)	—	—	—	—	—	—	—	—

(Loss) income from discontinued operations	(2,694)	2,807	4,601	(702)	522	(46)	(1,836)	(3,243)

Net loss	(13,764)	(3,737)	(7,247)	(7,086)	(16,506)	(3,646)	(2,441)	(9,085)
Preferred stock dividend	—	—	—	—	—	—	(3,818)	(3,776)

Net loss attributable to common stock	$(13,764)	$(3,737)	$(7,247)	$(7,086)	$(16,506)	$(3,646)	$(6,259)	$(12,861)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
10.1.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.1.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc., in favor of Column Financial, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.2	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.3	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.4	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Court for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.5	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.6	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.7	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.8	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

Exhibit
Number	Description

10.9	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.10	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.11	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.1	Lease Agreement, dated April 7, 1997, by and between CSB-Georgia Limited Partnership and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.2	First Amendment to Lease Agreement, dated as of May 8, 1998, by and between Cousins LORET Venture, L.L.C. and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.3	Second Amendment to Lease Agreement, dated as of June 7, 2000, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.4	Third Amendment to Lease Agreement, dated as of April 1, 2002, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.5	Fourth Amendment to Lease Agreement, dated as of April 28, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.12.6	Fifth Amendment to Lease Agreement, dated as of December 23, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.13.1	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.2	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.3	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.4	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.4 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.13.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.5 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Floating, LLC and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.9	Collateral Assignment of Interest Rate Protection Agreement, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.10	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp. (Incorporated by reference to Exhibit 10.1.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13.11	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.11 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.1	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.2	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.4 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.5 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.14.6	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.7	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.8	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp. (Incorporated by reference to Exhibit 10.2.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14.9	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.1	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.2	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.4 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.5 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.15.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp. (Incorporated by reference to Exhibit 10.3.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.15.11	Loan Modification Agreement (Fixed Rate #2), dated October 1, 2004, between the parties identified as Borrowers listed on the signature pages thereto and Merrill Lynch Mortgage Lending, Inc.
10.15.12	Amended and Restated Promissory Note (Fixed Rate #2), dated October 1, 2004, between the parties identified as Borrowers listed on the signature pages thereto and Merrill Lynch Mortgage Lending, Inc.
10.16.1	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.2	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.4 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp. (Incorporated by reference to Exhibit 10.4.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.16.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.1	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.2	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.3	Guaranty of Recourse Obligations, dated as of June 25, 2004, by Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.4	Cross-Guaranty, dated as of June 25, 2004, from the parties listed as Guarantors on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.4 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.5	Conditional Assignment of Hotel Management Agreement, dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.5 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.6	Conditional Assignment of Hotel Management Agreement (Beverage), dated as of June 25, 2004, made by Lodgian Management Corp. and the Lodgian Entities listed on the signature pages thereto, to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.7	Assignment of Agreements, Licenses, Permits and Contracts, dated as of June 25, 2004, made by the Lodgian Entities listed on the signature pages thereto to Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.8	Cooperation Agreement, dated as of June 25, 2004, by and between the Mortgage Borrowers listed on the signature pages thereto, Lodgian Mezzanine Fixed, LLC and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.9	Cash Management Agreement, dated as of June 25, 2004, among the Lodgian Entities listed on the signature pages thereto, Merrill Lynch Mortgage Lending, Inc., Wachovia Bank, National Association and Lodgian Management Corp. (Incorporated by reference to Exhibit 10.5.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.10	Environmental Indemnity, dated as of June 25, 2004, by the Lodgian Entities listed on the signature pages thereto and Lodgian, Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.17.11	Loan Modification Agreement (Fixed Rate #4), dated October 1, 2004, between the parties identified as Borrowers listed on the signature pages thereto and Merrill Lynch Mortgage Lending, Inc.
10.17.12	Amended and Restated Promissory Note (Fixed Rate #4), dated October 1, 2004, between the parties identified as Borrowers listed on the signature pages thereto and Merrill Lynch Mortgage Lending, Inc.

Exhibit
Number	Description

10.18	General Form of Mortgage, Assignment of Leases and Rents and Security Agreement by [Property Owner Name](Mortgagor) to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.19	General Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement (Credit Line Deed of Trust) by [Property Owner Name](Mortgagor) to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.20	General Form of Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by Property Owner Name](Mortgagor) to and for the benefit of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.21	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.22	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.23	Employment Agreement with W. Thomas Parrington, dated December 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.24	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.15.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on April 23, 2004).
10.25	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.26	Letter Agreement, dated February 4, 2005, between W. Thomas Parrington and Lodgian, Inc. related to Mr. Parrington’s waiver of his 2004 Annual Performance Bonus.
10.27	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.28	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.29	Release Agreement, dated January 31, 2005, between Lodgian, Inc. and Manuel E. Artime.
10.30	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.31	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004.).
10.32	Executive Employment Agreement between Lodgian, Inc. and Linda B. Philp, dated February 7, 2005.
10.33	Stock Option Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc.
10.34	Incentive Stock Option Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc.
10.35	Incentive Stock Option Agreement, dated February 28, 2005, between Daniel G. Owens and Lodgian, Inc.

Exhibit
Number	Description

10.36	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).
10.37	Form of Incentive Stock Option Agreement.
10.38	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 10.20.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
10.39	Amendment No. 1 to the Lodgian, Inc. 401(k) Plan (As Amended and Restated Effective as of September 1, 2003) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed on May 14, 2004).
21.1	Subsidiaries of Lodgian, Inc.
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.
32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.