Form 10-K/A
period 2003-12-31
LODGIAN INC
filed 2005-03-24
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

LODGIAN, INC.
Form 10-K/A
For the Year Ended December 31, 2003
EXPLANATORY NOTE
      Lodgian, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its annual report on Form 10-K for the year ended December 31, 2003 to revise (1) Part II, Item 7 to (i) include a more detailed discussion regarding impairment of long-lived assets under the headings “Results of Operations-Continuing Operations-Year Ended December 31, 2003 Compared to the 2002 Combined Period — Other operating expenses-Continuing Operations” and “Results of Operations-Discontinued Operations-Year Ended December 31, 2003 Compared to the 2002 Combined Period”; (ii) revise the information presented under the heading “EBITDA” to delete impairment charges, gain on asset dispositions, and other income from the EBITDA calculation and (iii) to revise the information presented under the heading “Liquidity and Capital Resources — Cash Flow” to reflect the revised presentation of information in the Company’s Consolidated Statements of Cash Flows; and (2) Part II, Item 8 to (i) revise the presentation of information in Consolidated Statements of Cash Flows by combining cash flows for continuing and discontinued operations in the operating, investing and financing sections of our cash flow statements with all prior periods adjusted; and (ii) revise the information presented in Note 1 — Summary of Significant Accounting Policies to add accounting policies for assets held for sale and to note the presentation changes in our cash flow statement, all in response to certain comments received from the staff of the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-3 filed April 2, 2003 and amendments thereto.
      This Form 10-K/A makes no changes, other than as noted above, except to include updated officer certifications as Exhibits 31.1, 31.2 and 32. This Amendment does not modify or update the disclosures contained in the Form 10-K in any other respect. This Amendment continues to speak as of the date of the original Form 10-K, and has not been updated to reflect any events that occurred at a date subsequent to the filing of the original Form 10-K (including disclosures relating to risks, uncertainties and other factors that may affect future performance).

PART II

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
      The impairment of long-lived assets of $12.7 million recorded during 2003 represents $11.6 million in adjustments made to the carrying values of five hotels held for use, to reduce them to their estimated fair values, and $1.1 million for furniture, fixtures and equipment net book value write-offs for items that were recorded in the fourth quarter of 2003. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment, the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values and the assets’ carrying values are in excess of their estimated fair values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with our real estate brokers. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key valuation approach, or a room revenue multiplier approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2003 as follows:

•	$4.5 million on the Crowne Plaza Macon, GA as the expected holding period for this hotel was reduced to six months because the Company was unable to locate a lender to refinance the maturing mortgage on this hotel as a single asset loan;

•	$2.5 million on the Holiday Inn St. Louis North, MO because the nearby airport renovations drastically changed the ingress and egress of this hotel thereby significantly lowering the financial performance of this hotel;

•	$1.8 million on the Quality Hotel & Conference Center Metairie, LA because of a significant decline in this hotel’s group room business because this hotel is in need of a major renovation, which the company had previously planned but subsequently discarded due to an inadequate expected return on investment. Transient business has also declined, resulting in reduced operating profits which led to the recording of impairment;

•	$1.5 million on the Crowne Plaza Cedar Rapids, IA as the primary revenue source at this hotel has historically been group room revenues which have declined considerably in the past two years due to the poor condition of a city-owned ballroom attached to this hotel; and

•	$1.3 million on the Holiday Inn Winter Haven, FL as this hotel had been identified for sale in the second quarter of 2003 and the estimated sales price, less costs to sell, was below the hotel’s carrying value. The estimated sales price of the hotel was negatively impacted by the unanticipated closure of a nearby tourist attraction and the unexpected announcement that a major baseball team was going to relocate their spring training facilities away from this property. In the fourth quarter of 2003, the Company ceased its selling efforts with respect to this hotel because the allocated loan amount on this hotel significantly exceeded the fair value of the hotel.

Non-operating income (expenses) — Continuing Operations

		2002
		Combined
	2003	Period	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$807	$4,954	$(4,147)	(83.7)%
Interest expense:
Preferred Stock dividend	(8,092)	—	8,092	n/m
Other interest expense	(28,581)	(28,273)	308	1.1%
Gain on asset dispositions	445	—	445	n/m
Reorganization items	(1,397)	11,038	(12,435)	(112.7)%
Minority interests	1,294	273	1,021	374.0%
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
     The 2002 Combined Period Compared to the Year Ended December 31, 2001
     Revenues — Continuing Operations

	2002
	Combined
	Period	2001	Increase (decrease)

Revenues ($ in thousands)*:
Rooms	$237,800	$257,100	$(19,300)	(7.5)%
Food and beverage	74,124	79,554	(5,430)	(6.8)%
Other	12,649	14,418	(1,769)	(12.3)%

Total revenues	$324,573	$351,072	$(26,499)	(7.5)%

Occupancy	61.5%	63.0%		(2.4)%
ADR	$75.02	$77.60	$(2.58)	(3.3)%
RevPAR	$46.16	$48.91	$(2.75)	(5.6)%

*	Revenues for 2001 in the table above include the revenues of six hotels sold in 2001, while occupancy, ADR and RevPAR in the table exclude the six hotels sold in 2001. Revenues in 2001 for these six hotels were:

($ in thousands)
Rooms	$5,041
Food and beverage	1,520
Other	465

Total revenues	$7,026

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
      The impairment of long-lived assets of $5.4 million recorded in 2003 represents $5.2 million in the write-down of seven hotels and two land parcels held for sale and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, the reclassification of these assets from held for use to held for sale necessitated a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2003, we recorded impairment losses as follows:

•	$1.1 million on the Holiday Inn Express Pensacola, FL as this hotel was identified for sale in the second quarter 2003. The performance of this hotel was negatively impacted in 2003 by the opening of three new hotels in its market and the conversion of another fully renovated hotel to the Holiday Inn Express brand in April 2003;

•	$1.0 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Operating profits decreased more than forecast at this hotel following the loss of its franchise affiliation in May 2003;

•	$0.8 million on the Holiday Inn Morgantown, WV as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the fourth quarter of 2003 the expected selling price of this hotel was lowered as a result of the opening of a Radisson hotel in the market, which negatively impacted the operating results of this hotel;

•	$0.6 million on the Holiday Inn Fort Mitchell, KY as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined with the broker that the selling price needed to be lowered to find a willing buyer, resulting in an impairment charge;

•	$0.6 million on the land parcel in Mt. Laurel, NJ as this property was identified for sale in the second quarter of 2003. During the sales process the broker recommended a price reduction which resulted in $0.6 million of impairment charges;

•	$0.6 million on the Holiday Inn Market Center Dallas, TX as this hotel was identified for sale in the second quarter 2003 at which time $0.6 million of impairment was recorded. The reduction in value was primarily related to the franchisor’s decision to not transfer the franchise agreement on this hotel to a new buyer. This hotel was sold in January 2004 for net proceeds of $2.5 million compared to its adjusted net book value of $2.4 million;

•	$0.3 million on the Holiday Inn Memphis, TN as this hotel was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined by the broker that it was advisable that the selling price should be lowered because the franchise agreement was not going to be renewed;

•	$0.1 million on the Holiday Inn Austin (South), TX as this hotel was identified for sale in the second quarter of 2003 at which time impairment was recorded based on a listing broker’s evaluation of the hotel; and

•	$0.1 million on the land parcel in Fayetteville, NC as this property was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter 2003 the listing broker determined it was advisable to lower the asking price which resulted in an impairment charge.
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

      The following table presents EBITDA, a non-GAAP measure, for 2003, the 2002 Combined Period and 2001 and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

		2002
	2003	Combined period	2001

	($ in thousands)
Continuing operations:
(Loss) income from continuing operations	$(27,074)	$10,254	$(87,537)
Depreciation and amortization	29,761	43,636	46,065
Fresh start adjustments	—	(33,318)	—
Interest income	(486)	(639)	(709)
Interest expense	28,581	28,273	71,817
Preferred stock dividends	8,092	—	—
Interest on the Preferred redeemable securities (CRESTS)	—	—	12,869
(Provision) benefit for income taxes — continuing operations	178	(128)	2,829

EBITDA	$39,052	$48,078	$45,334

      Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items:

Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	4,752	800	—
Reorganization items	1,397	22,278	21,672
Impairment of long-lived assets	12,667	—	20,503
Gain on asset disposition	(445)	—	(23,975)
Adjustments to bankruptcy claim reserves	(218)	—	—
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

Operating activities
      During 2003, operating activities generated $27.3 million in cash, while cash flows used in operating activities for the 2002 Combined Period was $1.5 million. The increase in cash provided by operating activities is partially attributable to the availability in 2003 of cash which was previously restricted and also to the reduction in Chapter 11 expenses.

Investing activities
      Investing activities accounted for an outlay of approximately $15.6 million for 2003 compared with $35.4 million for the 2002 Combined Period. Due primarily to large scale renovations performed at some of our hotels during 2003, capital expenditures totaled $35.4 million, $7.3 million higher than the $28.1 million spent in the 2002 Combined Period. Capital expenditures in 2003 were partially funded by withdrawals of $6.9 million from lender-controlled capital expenditure escrows, while in the 2002 Combined Period, these escrow balances were increased by $5.5 million. We also received proceeds of $0.8 million in 2003 as compensation for the condemnation of land. Net proceeds from the sale of a hotel and an office building totaled $12.3 million. Other investing activities consisted primarily of other deposits and payments of franchise application fees net of refunds.

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

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2005.

LODGIAN, INC.

By:	/s/ Linda Borchert Philp

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
See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

		November 23, 2002 to	January 1, 2002 to
	2003	December 31, 2002	November 22, 2002	2001

	(In thousands)
Operating activities:
Net (loss) income	$(31,677)	$(9,326)	$12,366	$(142,764)
Adjustments to reconcile (loss) income to net cash provided by (used in ) operating activities:
Depreciation and amortization	33,128	3,970	53,224	62,545
Impairment of long-lived assets	18,054	—	222,071	67,340
Gain on extinguishment of debt	—	—	(260,838)	—
Fresh start adjustments — other	—	—	(3,938)	—
Amortization of unearned stock compensation	92	—	—	—
Preferred stock dividends	8,092	—	—	—
Minority interests	(1,296)	(147)	(126)	12,831
Gain on asset dispositions	(3,530)	—	—	(23,975)
Write-off and amortization of deferred financing costs	4,916	167	56	26,273
Other	(225)	(381)	213	563
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	1,262	3,821	(2,013)	8,135
Inventories	211	126	(100)	582
Prepaid expenses, other assets and restricted cash	9,311	14,795	(39,795)	(1,607)
Accounts payable	(4,824)	(1,797)	1,604	2,277
Other accrued liabilities	(6,745)	(11,025)	15,611	(2,818)
Advance deposits	486	(303)	318	(83)

Net cash provided by (used in) operating activities	27,255	(100)	(1,347)	9,299
Investing activities:
Capital improvements	(35,350)	(4,808)	(23,290)	(28,844)
Proceeds from sale of assets, net of related selling costs, and land condemnations	13,145	—	—	67,910
Withdrawals (deposits) for capital expenditures	6,896	(7,656)	2,160	(1,808)
Other	(261)	(1,010)	(758)	—

Net cash (used in) provided by investing activities	(15,570)	(13,474)	(21,888)	37,258
Financing activities:
Proceeds from issuance of long-term debt	80,000	—	309,098	—
Proceeds from working capital revolver	2,000	—	—	21,000
Proceeds from issuance of common stock	114	—	—	—
Principal payments on long-term debt	(87,059)	(1,221)	(266,601)	(58,954)
Principal payments on working capital revolver	(2,000)			(15,000)
Payments of deferred loan costs	(4,839)	—	(7,599)	(598)

Net cash (used in) provided by financing activities	(11,784)	(1,221)	34,898	(53,552)
Effect of exchange rate changes on cash	121	—	—	—
Net (decrease) increase in cash and cash equivalents	22	(14,795)	11,663	(6,995)
Cash and cash equivalents at beginning of period	10,875	25,670	14,007	21,002

Cash and cash equivalents at end of period	$10,897	$10,875	$25,670	$14,007

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$28,660	$1,589	$31,132	$73,131
Interest capitalized	1,181	149	365	861
Income taxes, net of refunds	237		(302)	120
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock on emergence from Chapter 11	—	—	125,000	—
Issuance of other securities on emergence from Chapter 11	—	—	89,293	—
Net non-cash debt increase	4,678	16	137
Operating cash receipts and payments resulting from Chapter 11 proceedings:
Professional fees paid	(455)	—	(11,184)	(3,772)
Loan extension fee	(1,500)	—	—	—
Other reorganization payments	$(90)	$—	$(908)	$(24)
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
      Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying amounts. In determining the undiscounted cash flows we consider the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operating expenses. We obtain fair values through broker valuations or appraisals. These broker valuations of fair value normally use the cap rate approach of estimated cash flows, a per key valuation approach, or a room revenue multiplier approach for determining fair value. If the projected future cash flow exceeds the asset’s carrying values, no adjustment is recorded. Impairment loss for an asset held for sale is recognized when the asset’s carrying value is greater than the fair value less estimated selling costs. See Note 8 for further discussion of the Company’s charges for asset impairment. We consider an asset held for sale when the following criteria per Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” are met:

1.	Management commits to a plan to sell the asset;

2.	The asset is available for immediate sale in its present condition;

3.	An active marketing plan to sell the asset has been initiated at a reasonable price;

4.	The sale of the asset is probable within one year; and

5.	It is unlikely that significant changes to the plan to sell the asset will be made.
      Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value (which is determined after consultation with our brokers), less estimated selling costs, and we cease depreciation of the asset.

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also, had the compensation cost of the Stock Option Plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro forma net income (loss) and net earnings (loss) per share would have been as follows:

	Successor		Predecessor

	Year ended	November 23, 2002 to	January 1 to	Year ended
	December 31, 2003	December 31, 2002	November 22, 2002	December 31, 2001

Loss — continuing operations:
As reported	$(27,074)	$(6,745)	$16,999	$(87,537)
Pro forma	(27,687)	(6,745)	16,999	(87,537)
Loss from discontinued operations, net of taxes:
As reported	(4,603)	(2,581)	(4,633)	(55,227)
Pro forma	(4,603)	(2,581)	(4,633)	(55,227)
Net loss:
As reported	(31,677)	(9,326)	12,366	(142,764)
Pro forma	(32,290)	(9,326)	12,366	(142,764)
Net loss attributable to common stock:
As reported	(39,271)	(10,836)	12,366	(142,764)
Pro forma	(39,884)	(10,836)	12,366	(142,764)
(Loss) income from continuing operations attributable to common stock before discontinued operations:
As reported	(34,668)	(8,255)	16,999	(87,537)
Pro forma	(35,281)	(8,255)	16,999	(87,537)
Basic and diluted earnings (loss) per common share:
(Loss) income continuing operations:
As reported	$(3.87)	$(0.96)	$0.60	$(3.09)
Pro forma	(3.96)	(0.96)	0.60	(3.09)
Loss from discontinued operations, net of taxes:
As reported	(0.66)	(0.37)	(0.17)	(1.95)
Pro forma	(0.66)	(0.37)	(0.17)	(1.95)
Net (loss) income:
As reported	(4.53)	(1.33)	0.43	(5.04)
Pro forma	(4.62)	(1.33)	0.43	(5.04)
Net (loss) income attributable to common stock:
As reported	(5.61)	(1.55)	0.43	(5.04)
Pro forma	(5.70)	(1.55)	0.43	(5.04)
(Loss) income from continuing operations attributable to common stock before discontinued operations:
As reported	(4.95)	(1.18)	0.60	(3.09)
Pro forma	(5.04)	(1.18)	0.60	(3.09)

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed combined results of operations included in Discontinued Operations for the Successor year ended December 31, 2003, the Successor period November 23, 2002 to December 31, 2002, the Predecessor period January 1, 2002 to November 22, 2002 and the Predecessor year ended December 31, 2001 were as follows:

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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