Form 10-Q/A
period 2004-09-30
LODGIAN INC
filed 2005-04-21
CIK 1066138

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

EXPLANATORY NOTE

     Lodgian, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend its quarterly report on Form 10-Q for the quarter ended September 30, 2004 to revise Part I, Item 4 to provide additional information regarding deficiencies in the Company’s internal controls over financial reporting, in response to certain comments received from the staff of the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-3 filed April 2, 2003 and amendments thereto.

     This Form 10-Q/A makes no changes, other than as noted above, except to include updated officer certifications as Exhibits 31.1, 31.2 and 32. This Amendment does not modify or update the disclosures contained in the Form 10-Q in any other respect. This Amendment continues to speak as of the date of the original Form 10-Q, and has not been updated to reflect any events that occurred at a date subsequent to the filing of the original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect future performance).

LODGIAN, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

		Page

Item 4.	Controls and Procedures	2
	PART II. OTHER INFORMATION
Item 6.	Exhibits	2
Signatures		3
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

1

PART I — FINANCIAL INFORMATION

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

     In the course of its process of reviewing and documenting its internal control over financial reporting as part of its Sarbanes-Oxley Section 404 compliance, the Company identified deficiencies in (1) its payroll process; (2) its fixed asset procedures; and (3) its accounting review of certain contracts, as discussed above.

     With respect to payroll, there were numerous deficiencies that, when aggregated together, constituted a significant deficiency as defined by PCAOB Auditing Standard No. 2 As a result of management’s testing of its controls, the Company identified controls which, while satisfactory, were not in all instances being consistently adhered to at all properties based on the Company’s established procedures. Payroll process deficiencies included the approval of new hire forms, documented review of payroll registers, and the timely removal of employees from the payroll system. Management reinforced these controls with additional training and focus during the third and fourth quarters of 2004.

     With regard to fixed asset procedures, management had not been reviewing asset additions and deletions on a monthly basis, and the fixed asset registers had not been validated with a physical inventory since fresh start accounting was applied, both of which were deficiencies as defined by PCAOB Auditing Standard No. 2. In October 2004, management developed a monthly report of all asset additions and dispositions, which is approved each month, and will begin the process of performing physical inventories of all property, plant and equipment assets at the hotels in 2005.

PART II — OTHER INFORMATION

Item 6. Exhibits

     (a) A list of the exhibits required to be filed as part of this Report on Form 10-Q/A, is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.

Date: April 21, 2005	By: /s/ Linda Borchert Philp Linda Borchert Philp Executive Vice President and Chief Financial Officer

3

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1	-	Sarbanes — Oxley Section 302 certification by the CEO
31.2	-	Sarbanes — Oxley Section 302 certification by the CFO
32	-	Sarbanes — Oxley Section 906 certification by the CEO and CFO

4