Form 10-Q
period 2005-03-31
LODGIAN INC
filed 2005-05-10
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined by section 12-b-2 of the Act. Yes ☑ No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2005

Common	24,545,844

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,537	$36,234
Cash, restricted	12,315	9,840
Accounts receivable (net of allowances: 2005 - $713; 2004 - $684)	10,613	7,967
Insurance receivable	3,225	3,280
Inventories	6,344	6,293
Prepaid expenses and other current assets	19,246	17,232
Assets held for sale	31,514	30,528

Total current assets	104,794	111,374

Property and equipment, net	571,441	569,371
Deposits for capital expenditures	39,522	34,787
Other assets	7,251	7,775

	$723,008	$723,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,765	$10,957
Other accrued liabilities	34,621	31,475
Advance deposits	2,968	1,638
Insurance advances	17,834	2,000
Current portion of long-term liabilities	22,766	25,290
Liabilities related to assets held for sale	28,029	30,541

Total current liabilities	117,983	101,901

Long-term liabilities	383,935	393,143

Total liabilities	501,918	495,044

Minority interests	1,484	1,629
Commitments and contingencies Stockholders’ equity:
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,579,255 issued at M arch 31, 2005 and December 31, 2004	246	246
Additional paid-in capital	306,906	306,943
Unearned stock compensation	(258)	(315)
Accumulated deficit	(89,026)	(81,941)
Accumulated other comprehensive income	1,814	1,777
Treasury stock, at cost, 7,211 shares at M arch 31, 2005 and December 31, 2004	(76)	(76)

Total stockholders’ equity	219,606	226,634

	$723,008	$723,307

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$54,461	$56,050
Food and beverage	14,901	16,227
Other	2,492	2,701

	71,854	74,978

Operating expenses:
Direct:
Rooms	15,494	15,457
Food and beverage	10,982	11,289
Other	1,930	1,931

	28,406	28,677

	43,448	46,301

Other operating expenses:
Other hotel operating costs	23,900	23,194
Property and other taxes, insurance, and leases	5,690	5,561
Corporate and other	4,658	4,335
Casualty losses	104	—
Depreciation and amortization	6,658	6,671
Impairment of long-lived assets	1,655	—

Other operating expenses	42,665	39,761

	783	6,540
Other income (expenses):
Interest income and other	171	43
Interest expense and other financing costs:
Preferred stock dividend	—	(4,285)
Interest expense	(6,983)	(8,024)

Loss before income taxes and minority interests	(6,029)	(5,726)
Provision for income taxes — continuing operations	(67)	(76)
Minority interests	145	(147)

Loss from continuing operations	(5,951)	(5,949)

Discontinued operations:
Loss from discontinued operations before income taxes	(1,134)	(1,137)
Income tax benefit	—	—

Loss from discontinued operations	(1,134)	(1,137)

Net loss attributable to common stock	$(7,085)	$(7,086)

Basic and diluted loss per common share:
Net loss attributable to common stock	$(0.29)	$(3.04)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other		Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity (Deficit)
				(Unaudited in thousands, except share data)
Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	$(76)	$226,634
Amortization of unearned stock compensation				57				57
Cost relating to issuance of new common stock in 2004			(37)					(37)
Comprehensive loss:								—
Net loss					(7,085)			(7,085)
Currency translation adjustments (related taxes estimated at nil)						37		37

Total comprehensive loss								(7,048)

Balance March 31, 2005	24,579,255	$246	$306,906	$(258)	$(89,026)	$1,814	$(76)	$219,606

The comprehensive loss for the three months ended March 31, 2004 was $7.1 million.

Accumulated Other Comprehensive Income represents currency translation adjustments.

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited in thousands)
Operating activities:
Net loss	$(7,085)	$(7,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,770	6,938
Impairment of long-lived assets	3,545	2,153
Amortization of unearned stock compensation	57	50
Preferred stock dividends	—	4,285
Casualty losses	104	—
Minority interests	(145)	147
Gain on asset dispositions	(2,002)	(3,007)
Write-off and amortization of deferred financing costs	367	1,818
Other	(389)	(128)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,772)	(3,128)
Insurance receivable	55	—
Inventories	(192)	244
Prepaid expenses, other assets and restricted cash	(4,454)	(659)
Accounts payable	479	560
Other accrued liabilities	3,891	2,494
Advance deposits	1,429	1,432

Net cash (used by) provided by operating activities	(342)	6,113

Investing activities:
Capital improvements	(19,649)	(5,001)
Proceeds from sale of assets, net of related selling costs	9,024	13,983
(Deposits) withdrawals for capital expenditures	(4,735)	2,205
Insurance advances related to hurricanes	15,834	—
Other	(11)	(42)

Net cash provided by investing activities	463	11,145

Financing activities:
Proceeds from exercise of stock options and issuance of common stock	—	4
Principal payments on long-term debt	(14,698)	(14,936)
Payments of deferred financing costs	(111)	(561)

Net cash used in financing activities	(14,809)	(15,493)

Effect of exchange rate changes on cash	(9)	—

Net increase (decrease) in cash and cash equivalents	(14,697)	1,765
Cash and cash equivalents at beginning of period	36,234	10,897

Cash and cash equivalents at end of period	$21,537	$12,662

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$6,878	$7,561
Interest capitalized	481	75
Income taxes, net of refunds	88	234
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt (decrease) increase	(32)	44
Issuance of promissory notes as consideration for taxation liabilities	—	2,369

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Throughout this Form 10-Q, we will use the terms “Lodgian,” “we,” “our,” and “us,” to refer to Lodgian, Inc. and unless the context otherwise requires or expressly states, our subsidiaries).

1. Business Summary

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of May 1, 2005, we operated 83 hotels with an aggregate of 15,681 rooms, located in 31 states and Canada. Of the 83 hotels, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations, while seven hotels, with an aggregate of 1,963 rooms, are held for sale. Three of the seven hotels with an aggregate of 736 rooms were identified for sale in January 2005. Our current portfolio of 83 hotels consists of:

•	78 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control (see subsequent events for discussion on buyout of joint venture partner at one of these hotels); and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a non-controlling equity interest and which we account for under the equity method.

     Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of May 1, 2005, we operated all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 55 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 16 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott brands. We operate another 9 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

2. General

     Our condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures in which Lodgian, Inc. has a controlling financial interest (owns a 50% or greater voting equity interest and exercises control). See subsequent events for discussion on buyout of joint venture partner at one of these hotels. We believe we have control of the joint ventures when we manage and have control of the joint ventures’ assets and operations. We report the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest. We include in other assets our investment in the hotel in which we hold a minority interest and which we account for under the equity method. We report our share of the income or loss of this minority-owned hotel as part of interest income and other. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting policies which we follow for quarterly financial reporting are the same as those which we disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2004.

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we classified an additional three hotels as held for sale. Between November 1, 2003 and March 31, 2005, we sold the office building, 15 of the 22 hotels and two of the three land parcels. As of March 31, 2005, our hotel portfolio consisted of 83 hotels, 76 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate). We believe that our held for sale assets as of March 31, 2005 remain properly classified in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2005, the results of our operations for the three months ended March 31, 2005 and March 31, 2004 and our cash flows for the three months ended March 31, 2005 and March 31, 2004. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock-based Compensation

     As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, on November 25, 2002, we adopted a new Stock Incentive Plan which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the completion of our public offering of common stock on June 25, 2004, we were permitted to grant awards to acquire up to 353,333 shares of common stock to our directors, officers, or other key employees or consultants as determined by a committee appointed by our Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. We cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the Committee. At our 2004 annual meeting, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event we consummated a firm commitment, underwritten public offering of our common stock, by an additional amount to be determined pursuant to a formula. With the completion of our public offering of common stock on June 25, 2004, the total number of shares available for issuance under our Stock Incentive Plan increased to 3,301,058 shares.

     On April 9, 2004, the Company issued to our CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vested on April 9, 2005 and were converted into an equal number of shares of common stock. On July 15, 2004, 22,222 restricted stock units previously issued to Mr. Parrington vested. Pursuant to the terms of his restricted unit award agreement, Mr. Parrington elected to have the Company withhold an appropriate number of vested shares to satisfy the employment tax withholding requirements associated with the vesting of the restricted units. Accordingly, 7,211 shares were withheld and deemed repurchased by the Company, thereby resulting in the reporting of treasury stock in our Condensed Consolidated Statement of Stockholders’ Equity.

     On January 31, 2005, we signed an employment contract with our newly promoted Chief Financial Officer, and pursuant to the agreement issued options to purchase 25,000 shares of our common stock with an exercise price of $11.72 per share, the average of the opening and closing prices of our shares on the date of the grant.

     We present below a summary of our stock option plan and the restricted stock units activity under the plan for the three months ended March 31, 2005:

		Weighted Average
	Options	Exercise Price
Balance, December 31, 2004	526,410	$11.46
Granted	32,500	11.78
Exercised	—	—
Forfeited	(7,971)	11.53

Balance, March 31, 2005	550,939	$11.47

Restricted
stock
Balance, December 31, 2004	45,827
Granted	—
Shares converted to common stock	—
Forfeited	—

Balance, March 31, 2005	45,827

     In the following table, we summarize information for options outstanding and exercisable at March 31, 2005:

	Options outstanding			Options exercisable
		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices
$9.00 to $10.50	33,333	8.3	$ 9.00	11,111	$ 9.00
$10.51 to $15.00	404,250	9.3	$10.62	—	$11.19
$15.01 to $15.50	106,190	8.4	$15.21	71,033	$15.21
$15.51 to $16.00	7,166	8.5	$15.66	4,778	$15.66

	550,939	9.1	$11.47	86,922	$14.44

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

     Had the compensation cost of our stock option plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	Three Months ended
	March 31, 2005	March 31, 2004
	($ in thousands, except share data)
Loss from continuing operations:
As reported	$(5,951)	$(5,949)
Add: Stock-based compensation expense included in net income	57	50
Deduct: Total pro forma stock-based employee compensation expense	(508)	(175)

Pro forma	(6,402)	(6,074)
Loss from discontinued operations:
As reported	(1,134)	(1,137)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	(1,134)	(1,137)
Net Loss attributable to common stock:
As reported	(7,085)	(7,086)
Add: Stock-based compensation expense included in net income	57	50
Deduct: Total pro forma stock based employee compensation expense	(508)	(175)

Pro forma	$(7,536)	$(7,211)

Basic and diluted loss per common share

Loss from continuing operations:
As reported	$(0.24)	$(2.55)
Add: Stock-based compensation expense included in net income	—	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.08)

Pro forma	(0.26)	(2.61)
Loss from discontinued operations:
As reported	(0.05)	(0.49)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	(0.05)	(0.49)
Net Loss attributable to common stock:
As reported	(0.29)	(3.04)
Add: Stock-based compensation expense included in net income	—	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.08)

Pro forma	$(0.31)	$(3.10)

3. Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. In January 2005, we identified three additional hotels as held for sale. Between January 1, 2005 and March 31, 2005, we sold three hotels for an aggregate sales price of $9.5 million. From the sale of these assets, we paid down debt of approximately $9.1 million.

     At December 31, 2004, seven hotels and one land parcel were held for sale. In January 2005, we identified three additional hotels as held for sale. Between January 1, 2005 and March 31, 2005, we sold three of the hotels that were held for sale. Accordingly, at March 31, 2005, seven hotels and one land parcel were held for sale.

     Management considers an asset held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are met:

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

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at March 31, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at March 31, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets.

     The fair value of assets held for sale are based on the estimated selling prices less estimated costs to sell. We determined the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. During the three months ended March 31, 2005 and March 31, 2004, we recorded impairment charges of $1.9 million and $2.2 million, respectively, on assets held for sale as follows:

     Consistent with our accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale necessitates a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determined the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. The impairment of long-lived assets held for sale of $1.9 million recorded in the first quarter 2005 represents the write-down of four hotels and one land parcel held for sale, the written-off net book value of assets held for sale that were replaced in the first quarter 2005 and adjustments to recapture previously recorded impairment on two hotels as outlined below:

a)	an additional $0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs of this sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

b)	an additional $1.0 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered estimated selling price of the hotel;

c)	an additional $0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005; and

d)	an additional $0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling of the land parcel.

     The impairment of long-lived assets held for sale of $2.2 million recorded in first quarter 2004 represents the write-down of five hotels held for sale. As a result of these evaluations, during the first quarter of 2004 we recorded impairment losses as follows:

a)	$0.1 million on the Holiday Inn Express Pensacola, FL to record the loss on sale as this hotel was sold in March 2004;

b)	$0.3 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Impairment was recorded to adjust for the further reduction in the estimated selling price of this hotel; and

c)	$1.7 million on the Holiday Inn Rolling Meadows, IL as this hotel was identified for sale in the second quarter 2003. Impairment was recorded to adjust for the further reduction in the estimated selling price of the hotel.

     We have changed the method for preparing the cash flow statement to combine cash flows for continuing and discontinued operations. All prior periods were changed to reflect this change in presentation. Discontinued operations have not been segregated in the consolidated statement of cash flows.

     Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of mortgage notes payable. The following is a summary of the balance sheet information for discontinued operations:

	March 31, 2005	December 31, 2004
	(Unaudited in thousands)
Total assets	$31,514	$30,528

Total liabilities	$28,029	$30,541

     The following is a summary of consolidated statements of operations information for discontinued operations:

	March 31, 2005	March 31, 2004
	(Unaudited in thousands)
Total Revenues	$6,207	$12,567
Total Expenses	9,343	16,712
Gain on asset dispositions	2,002	3,008

Loss from discontinued operations	$(1,134)	$(1,137)

4. Cash, Restricted

     At March 31, 2005, our $12.3 million of restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by our bankers, and cash reserved pursuant to certain loan agreements.

5. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share data)
Basic and diluted loss per share:
Numerator:
Loss from continuing operations	$(5,951)	$(5,949)
Loss from discontinued operations	(1,134)	(1,137)

Net loss attributable to common stock	$(7,085)	$(7,086)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	24,572	2,333

Basic and diluted loss per common share:
Loss from continuing operations	$(0.24)	$(2.55)
Loss from discontinued operations	(0.05)	(0.49)

Net loss attributable to common stock	$(0.29)	$(3.04)

     We did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares) or the exercise of stock options (options to acquire 550,939 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three months ended March 31, 2005 because their inclusion would have been antidilutive. We did not include the shares associated with the assumed conversion of the restricted stock units (66,666 shares) or the exercise of stock options (options to acquire 154,124 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three months ended March 31, 2004 because their inclusion would have been antidilutive.

6. Debt

     At March 31, 2005 and December 31, 2004, long-term liabilities consisted of the following:

	March 31,	December 31,
	2005	2004
	($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	$93,212	$102,617
Merrill Lynch Mortgage Lending, Inc. — Fixed	257,350	258,410

Merrill Lynch Mortgage Lending, Inc. — Total	350,562	361,027

Computer Share Trust Company of Canada	7,703	7,843

Other Financings
Column Financial, Inc.	24,460	25,058
Lehman Brothers Holdings, Inc.	22,799	22,927
JP Morgan Chase Bank, Trustee	10,064	10,110
DDL Kinser	2,260	2,286
Column Financial, Inc.	8,475	8,545
Column Financial, Inc.	—	3,069
Tax notes issued pursuant to Lodgian’s Joint Plan of Reorganization	3,097	3,302

Total — Other Financings	71,155	75,297

Long-term liabilities — other
Other long-term liabilities	1,829	1,865

	1,829	1,865

	431,249	446,032
Long-term liabilities related to assets held for sale	(24,548)	(27,599)

	$406,701	$418,433

Less: Current portion of long-term liabilities	(22,766)	(25,290)

Total long-term liabilities — continuing operations	$383,935	$393,143

     Substantially all of our property and equipment are pledged as collateral for long-term obligations with the exception of five hotels and one land parcel, of which three of these five hotels and the land parcel are classified as held for sale. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at March 31, 2005 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

		March 31, 2005
	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net (1)	obligations (1)	rates
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. - Floating	23	$111,995	$93,212	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. - Fixed	35	319,764	257,350	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	58	431,759	350,562

Computershare Trust Company of Canada	1	16,772	7,703	7.88%

Other Financings
Column Financial, Inc.	9	69,317	24,460	10.59%
Lehman Brothers Holdings, Inc.	5	39,636	22,799	$16,063 at 9.40%; $6,736 at 8.90%
JP Morgan Chase Bank	2	6,217	10,064	8.00%
DDL Kinser	1	3,105	2,260	8.25%
Column Financial, Inc.	1	11,883	8,475	9.45%

Total — other financing	18	130,158	68,058

	77	578,689	426,323	7.01%(2)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	3,097
Other	—	—	1,829

	—	—	4,926

Property, plant and equipment — other	5	22,900	—

	82	601,589	431,249
Held for sale	(7)	(29,311)	(24,548)

Total March 31, 2005 (3)	75	$572,278	$406,701

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 7.01% in the table above represents our annual weighted average cost of debt at March 31, 2005, using a LIBOR of 2.87%.

(3)	Debt obligations at March 31, 2005 include the current portion.

Mortgage Debt

     On June 25, 2004, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 of our hotels, of which, as of May 1, 2005, six hotels have since been sold. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which we own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million.

     Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), presently secured by 23 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million, each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 35 of our hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans.

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

     As a result of a modification in the terms of the Floating Rate Loan as outlined in the subsequent events note (see Subsequent Events), the Floating Rate Debt has an initial maturity of January 2007. The Floating Rate Debt is a two-year loan with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 3% of the amount prepaid during the first year of the loan and 1% of the amount prepaid during the second year of the loan. Repayments of debt related to assets held for sale at June 25, 2004, are exempt from the prepayment penalty.

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

          If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of its loan agreements and which could materially and adversely affect the Company. If a franchise agreement is terminated, the Company will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:

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

     As of March 31, 2005, our debt yield ratios were above the minimum requirement for the four Fixed Rate Loans; however, we did not meet the required debt yield ratio with regard to the Floating Rate Loan. As a result, all excess cash generated by the assets that secure this floating rate loan may be placed into a restricted cash account, at the option of the lender, and these restricted funds can be used for prepayment of the loan, capital expenditures, or scheduled principal and interest payments up to $0.9 million as designated above. Funds will no longer be retained in the restricted cash account when the debt yield ratio is sustained above the minimum requirement for three consecutive months. As of March 31, 2005, the lender had not elected to invoke the cash trap provision. Accordingly, as of March 31, 2005, no funds were in the restricted cash account for this purpose.

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

     Other loan costs incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and are being amortized using the effective yield method over five years for the Fixed Rate Debt and three years for the Floating Rate Debt.

     As of March 31, 2005, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) is not currently affiliated with a national brand and is undergoing a major renovation. We have entered into a franchise agreement with Radisson Hotels International, Inc. to rebrand this property as a Radisson hotel and expect to complete the renovation and open the hotel as a Radisson during the second quarter of 2005. The total investment we are making on the renovation of this property and its rebranding is $5.5 million. In addition, we will be completing capital expenditures of approximately $8.9 million on three other hotels in this loan pool in 2005 and $0.5 million in 2006 to complete the renovation of one of these hotels.

     Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. The lender may apply excess proceeds after payment of expenses to additional principal payments. However, as of May 1, 2005, the lender has not elected to require revenue for these properties to be deposited into its account.

     Additionally, as of March 31, 2005, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of its hotels in Phoenix, Arizona. The primary reason why the debt service coverage ratio is below the required threshold is due to the property undergoing an extensive renovation in 2004 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, the Company was notified by the lender that it was not in compliance with the debt service coverage ratio requirement and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments.

     Through our wholly-owned subsidiaries, we owe approximately $10.1 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, we notified the trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. The Holiday Inn franchise agreements for both of these hotels expire on August 28, 2005, and each of these properties has a substantial amount of deferred capital expenditures. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. The Company may attempt to restructure the debt on these hotels, but no assurance can be given that a restructuring will be successful. The failure to make the bond payments subjects these hotels to foreclosure and we could be obligated pursuant to a partial guaranty of approximately $1.4 million. In addition, we could be obliged to pay our franchisor liquidated damages in the amount of $0.2 million. We have classified this debt to current liabilities because the debt became callable on March 2, 2005, when we did not make the March 1, 2005 debt service payment.

     Loan approximating $83.5 million, secured by 20 hotels, were substantially reinstated on their original terms, except for the extension of certain maturities when the Company emerged from Chapter 11 in November 2002. The terms of one other loan, in the amount of $2.5 million and secured by one hotel, were amended to provide for a new interest rate and a new maturity date.

     At March 31, 2005, approximately 82.9% of our continuing operations mortgage debt (including current portion) bears interest at fixed rates and 17.1% bears interest at a floating rate.

7. Commitments and Contingencies

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

     To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate a hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.2% of gross room revenues, reservation system fees generally range from 1.0% to 2.6% of gross room revenues and club and restaurant fees range from 0% to 4.5%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.1% to 11.0% of gross room revenues.

     These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Condensed Consolidated Statement of Operations) for the three months ended March 31, 2005 and March 31, 2004 were as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Continuing operation	$4,933	$5,107
Discontinued operations	424	732

	$5,357	$5,839

     During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of 13, six and seven of our franchise agreements are scheduled to expire in 2005, 2006, and 2007, respectively. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.

     If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements, and which could materially and adversely affect us. Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-

compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures. Our loan agreements generally prohibit a hotel from operating without a franchise.

     As of May 1, 2005, we have been notified that we were not in compliance with some of the terms of seven of our franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels summarized as follows:

a)	Two of these hotels are held for sale;

b)	Seven of the remaining hotels either just completed a major renovation, are undergoing a major renovation or a major renovation is planned. The total cost of the renovations is projected to be $22.3 million of which $10.6 million has been spent;

c)	One of the remaining hotels has a franchise agreement that expires in 2005 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

d)	One of the remaining hotels is now in full compliance and is awaiting its cure letter; and

e)	Three of the remaining hotels are currently above the required franchise thresholds. Two of these hotels must remain above those levels until February 2006 to receive a “clean slate” letter, and the other hotel must remain above those levels until July 2005 to receive a “clean slate” letter.

          We cannot be certain that we will be able to complete our action plans, which in aggregate are estimated to cost approximately $8.0 million, of which $1.3 million is reserved with our lenders, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. We believe we are in compliance with our other franchise agreements in all material aspects. While we can give no assurance that the steps taken to date, and planned to be taken the balance of 2005, will return the properties to full compliance, we believe that we will make significant progress and we intend to continue to give franchise agreement compliance a high level of attention. The 14 hotels that are either in default or non-compliance under the respective franchise agreement are part of the collateral security for $337.9 million of mortgage debt at May 1, 2005, due to cross-collateralization provisions.

     In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of May 1, 2005, we have not completed the required capital expenditures for 18 hotels in accordance with the stipulations and estimate that completing those improvements will cost $9.4 million of which $5.2 million is reserved with our lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 15 of these hotels aggregating $8.3 million of the $9.4 million. In addition, one of these hotels is held for sale and represents $0.3 million of the $9.4 million.

     In March 2005, we entered into letter agreements with IHG for our Holiday Inns in Strongsville, OH, Monroeville, PA and Washington-Meadowlands, PA which extend the deadline for us to complete renovations on these hotels. The letter agreements require us to complete various phases of the renovations by agreed upon milestone dates. The capital expenditures related to these three hotels total $10.7 million, $3.5 million of which is reserved with our lenders. The agreed upon completion date for these three hotels is October 31, 2005, and we are subject to monetary penalties if we do not comply with the agreed upon milestone and completion dates. In addition, IHG may elect to terminate the franchise agreements for these three hotels if the renovations have not been completed, and in the event of a termination, we may be subject to liquidated damages. We anticipate that we will be able to meet these milestone and completion deadlines .

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

          To comply with the requirements of our franchisors, to improve our competitive position in individual markets, and repair hurricane damaged hotels, we plan to spend $88.9 million on our hotels in 2005, which includes committed hurricane repair capital expenditures of approximately $43.7 million, much of which we anticipate will be covered by insurance proceeds. This will substantially complete all of our deferred renovations. We spent $35.2 million on capital expenditures during 2004 on our continuing operations hotels.

Letters of Credit

     As of March 31, 2005, we had one irrevocable letter of credit totaling $3.4 million outstanding, fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company. This letter of credit will expire in November 2005 but may require renewal beyond that date.

Self-insurance

     We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, workers’ compensation, auto liability and other forms of insurance. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively affected. As of March 31, 2005, and December 31, 2004, we had approximately $11.6 million and $11.4 million accrued for these liabilities, respectively.

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

Casualty losses

     During August and September 2004, eight of our hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) remain closed. The Crowne Plaza West Palm Beach and the Holiday Inn Melbourne hotels are expected to reopen in the 2005 third and fourth quarters, respectively. All properties in our portfolio are covered by property casualty and business interruption insurance.

     With regard to physical property damage, we are recognizing repair expenses related to hurricane damage as we incur them. We have also written off the net book value (NBV) of the assets that were destroyed by the hurricane. As the combined repair expenses and NBV write-offs exceed the relevant insurance deductibles, we have recorded a receivable from the insurance carriers. For the three months ended March 31, 2005, we incurred $0.1 million in hurricane repair charges as we determined we will be subject to another $0.1 million in deductible costs. Hurricane costs incurred to date (including costs incurred September 2004 to December 2004) total $1.9 million for hurricane repair costs, $3.7 million written off in NBV of destroyed assets, and we have recorded a $3.2 million receivable due from the insurance company for amounts that exceed the deductibles, which results in a cumulative $2.4 million casualty loss as a result of the hurricanes. In the first quarter 2005, $15.8 million was released from our insurance carrier ($17.8 million in total) as advances for repairs on our Crowne Plaza West Palm Beach, Holiday Inn Melbourne, Holiday Inn Winter Haven, Holiday Inn Express Pensacola and Holiday Inn Pensacola University Mall hotels. All advances are forwarded to our lenders from which we receive reimbursements as we incur hurricane-repair and capital expenditures. For the three months ended March 31, 2005, we received $5.2 million from our lenders for hurricane related reimbursements. Cumulatively, since September 2004 when the first hurricane losses occurred through March 31, 2005, we have received $6.6 million from our lenders for hurricane-related reimbursements.

     We have filed business interruption claims for both hotels for the September through December 2004 period and for the January 2005 through March 2005 period. Business interruption claims submitted for the 2004 period totaled $2.1 million and for the first three months of 2005 totaled $3.2 million. None of these amounts have been included in our financial statements, because consistent with GAAP, these amounts cannot be recognized until settled or received.

Litigation

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of a reserve for allowed claims as recorded on our balance sheet. On July 26, 2004, the Preferred Stock was redeemed and cash of $2.2 million replaced the Preferred Stock shares held in the disputed claims reserve. Accordingly, as of March 31, 2005, a $2.2 million accrual is recorded in other accrued liabilities for these claims. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

8. New Accounting Pronouncements

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.

9. Related Party Transactions

     Oaktree and Blackstone, representatives of which serve on our board of directors, and/or affiliates received 2,262,661 shares and 1,049,034 shares of common stock that were exchanged as part of the Preferred Share Exchange in June 2004. Approximately $26.3 million and $11.1 million of the net proceeds from the common stock offering were used to redeem the remaining shares of Preferred Stock held by Oaktree and Blackstone, respectively. Including the Preferred Share Exchange shares, Oaktree and Blackstone are currently the beneficial owners of 2,817,577 and 1,326,909 shares of our common stock, respectively.

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

10. Subsequent Events

Joint Venture Buyout

     On April 18, 2005, we acquired our joint venture partner’s 40% interest in the Crowne Plaza hotel located in Macon, Georgia. The acquisition price was $0.7 million and was paid in cash at closing. We now have a 100% ownership interest in this property.

Amendment to Merrill Lynch Floating Rate Loan

     On April 29, 2005, we entered into an amendment with Merrill Lynch to modify certain of the provisions of the Floating Rate Loan. Under the terms of the amendment, Merrill Lynch agreed to allow the release of the Holiday Inn St. Louis, Missouri as collateral under the loan in exchange for payment of $4.8 million for debt pay down. Approximately $2.6 million of the release price was paid through the release of certain reserves held on other properties which were recently sold or are expected to be sold in the near future. We paid the balance of the release price, approximately $2.2 million, from our cash balances. In addition to the release of the St. Louis property from the collateral pool, the amendment provided for the following:

•	Extension of the initial maturity from June 30, 2006 to January 11, 2007. We still maintain the option, subject to certain conditions, to extend the loan for up to three years from the new initial maturity date in January 2007;

•	Once the Holiday Inn Select in Niagara Falls, New York is sold, three additional properties in the floating rate pool will be classified as “sale properties.” Once classified as “sale properties,” these hotels will be able to be released from the collateral pool by payment of the greater of (a) 100% of the aggregate allocated loan amount (lowered from 125%) and (b) the net sales proceeds of the property;

•	The prepayment penalty, which is currently 3% and will drop to 1% in July 2005, has been further reduced for the three additional sale properties after July 2005 to 0.5%;

•	If we sell the Holiday Inn Select in Niagara Falls, New York by June 30, 2005, Merrill Lynch will be required to purchase an interest rate cap agreement with a LIBOR strike price of 6% which would be effective from the initial maturity date of June 30, 2006 to January 11, 2007. We will be required to purchase an interest rate cap agreement should we elect to extend the maturity of the loan past January 2007 with a LIBOR strike price of 6%, which is an increase of 100 basis points from the requirement in the original loan agreement; and

•	Certain required capital and environmental repairs under the original Floating Rate Loan have been determined not to be necessary and have been removed as requirements under the loan.

     Had this amendment been in effect as of March 31, 2005, we would have been in compliance with the debt yield covenant under the Floating Rate Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2004.

Executive Overview

     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of May 1, 2005, we operated 83 hotels with an aggregate of 15,681 rooms, located in 31 states and Canada. Of the 83 hotels, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations, while seven hotels, with an aggregate of 1,963 rooms are held for sale and classified in discontinued operations. Three of the seven hotels with an aggregate 736 rooms were identified for sale in January 2005. Our current portfolio of 83 hotels consists of:

•	78 hotels that we wholly own and operate through subsidiaries;

•	four hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control (see subsequent events for discussion of the buyout of the joint venture partner at one of these hotels); and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.

     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a minority interest and which we account for under the equity method.

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we identified three additional hotels as held for sale. Between November 1, 2003 and March 31, 2005, we sold the office building, 15 of the 22 hotels and two of the three land parcels. As of May 1, 2005, our portfolio consisted of 83 hotels, 76 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).

Overview of Continuing Operations

     Below is an overview of our results of operations, which are presented in more detail in “Results of Operations — Continuing Operations:”

•	Revenues decreased primarily due to displacement at the two hotels closed for hurricane renovations, three other hotels damaged by the hurricanes and eight hotels under renovation during the quarter. We saw improvements in ADR and RevPAR as compared to the same period in 2004 with negative growth in occupancy as a result of our on-going renovation program.

•	Operating expenses, including direct hotel and other operating expenses, increased $0.4 million in the first quarter 2005 as compared to the first quarter 2004 primarily as a result of an increase in vacation costs as we revised our process to give us better information to track vacation time for our associates. Corporate overhead expenses increased due to higher costs for professional fees and severance costs. We recorded additional expenses related to the hurricanes as we will be subject to another $0.1 million deductible.

•	Interest expense was lower as we capitalized more interest due to our renovation program and deferred loan cost amortizations were lower due to the loan refinance in June 2004.

•	Net loss attributable to common stock was $7.1 million for the first quarter 2005 compared with $7.1 million for the first quarter 2004.

Overview of Discontinued Operations

     As discussed above, during 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. In January 2005 we identified three additional hotels as held for sale. Between November 1, 2003 and May 1, 2005, we sold fifteen of the nineteen hotels, the office building, and two of the three land parcels. Summarized below is certain financial data related to the fifteen hotels, the office building, and two land parcels sold between November 1, 2003 and May 1, 2005:

(Unaudited in thousands)
Aggregate sales price	$66,785
Debt pay down (principal only)	$51,486

     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at March 31, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at March 31, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine fair values using quoted market prices, when available, or other accepted valuation techniques. During the three months ended March 31, 2005, we recorded impairment charges of $1.9 million on assets held for sale. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year.

     While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2005 remain properly classified in accordance with SFAS No. 144.

     The results of operations of the other 75 hotels that we consolidate in our financial statements are reported in continuing operations. Our continuing operations reflect the results of operations of those hotels which we plan to retain in our portfolio for the foreseeable future.

Critical Accounting Policies and Estimates

     Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Also, our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, and we believe no changes have occurred.

Income Statement Overview

     The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the 75 consolidated hotels which we plan to retain in our portfolio for the foreseeable future, for the three months ended March 31, 2005 and March 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a general description of the categorization of our revenues and expenses.

Three Months Ended March 31, 2005 (“First Quarter 2005”) Compared to the Three Months Ended March 31, 2004 (“First Quarter 2004”)

Results of Operations — Continuing Operations

First Quarter 2005 Compared to First Quarter 2004

Revenues – Continuing Operations

	Three months ended
	March 31, 2005	March 31, 2004	Increase (decrease)
Revenues ($ in thousands):
Rooms	$54,461	$56,050	$(1,589)	(2.8)%
Food and beverage	14,901	16,227	(1,326)	(8.2)%
Other	2,492	2,701	(209)	(7.7)%

Total revenues	$71,854	$74,978	$(3,124)	(4.2)%

Occupancy	58.5%	60.2%		(2.8)%
ADR	$79.73	$76.56	$3.17	4.1%
RevPAR	$46.68	$46.06	$0.62	1.3%

     First quarter 2005 revenues decreased 4.2% primarily due to the continued closure of two hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne), displacement related to renovations at three other hurricane damaged hotels and displacement at eight other hotels undergoing renovation during the quarter. Displacement refers to lost revenue and profit due to rooms out of order resulting from renovation or hurricane repairs. First quarter 2004 room revenues for the Crowne Plaza West Palm Beach and Holiday Inn Melbourne were $3.6 million, food and beverage revenues were $1.0 million and other revenues were $0.1 million, for a total of $4.8 million decrease in revenues year over year. First quarter 2005 total revenue displacement, primarily consisting of room revenue displacement, for the three other hurricane-damaged hotels was $0.1 million. The eight hotels under renovation resulted in $0.8 million of displaced room revenues and $1.1 million in total revenues. Accordingly, for the three months ended March 31, 2005, room revenue displacement for the hurricane-damaged or closed hotels and hotels under renovation was $4.6 million and total revenue displacement was $6.0 million.

     Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels. To illustrate the impact of the two hotels closed due to hurricane damage, the impact of renovations underway and completed, and the impact of branding, we have adjusted this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperform our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater then the average increase for all of our continuing operations hotels.

Hotel	Room		Three Months Ended
Count	Count		March 31, 2005	March 31, 2004	Increase (decrease)

75	13,478	All Continuing Operations

		Occupancy	58.5%	60.2%		(2.7)%
		ADR	$79.73	$76.56	$3.17	4.1%
		RevPAR	$46.68	$46.06	$0.62	1.3%

73	12,964	Continuing Operations less two hotels closed due to hurricane damage
		Occupancy	58.5%	59.3%		(1.3)%
		ADR	$79.74	$75.32	$4.42	5.9%
		RevPAR	$46.68	$44.67	$2.01	4.5%
		RevPAR index	100.4%	101.8%	(1.4)	(1.4)%

65	11,148	Continuing Operations less two hotels closed due to hurricane damage and hotels under renovations in the first quarters of 2004 and 2005
		Occupancy	58.0%	58.1%		(0.2)%
		ADR	$77.59	$73.58	$4.02	5.5%
		RevPAR	$44.99	$42.72	$2.26	5.3%
		RevPAR index	102.6%	103.2%	(0.6)	(0.6)%

21	3,013	Hotels completing major renovations in 2003 and 2004
		Occupancy	69.2%	68.2%		1.5%
		ADR	$89.97	$83.66	$6.31	7.5%
		RevPAR	$62.24	$57.04	$5.20	9.1%
		RevPAR index	113.9%	109.8%	4.1	3.7%

16	1,845	Marriott Hotels
		Occupancy	67.0%	65.0%		3.0%
		ADR	$85.80	$81.09	$4.71	5.8%
		RevPAR	$57.48	$52.74	$4.74	9.0%
		RevPAR index	124.5%	122.1%	2.4	2.0%

4	777	Hilton Hotels
		Occupancy	61.0%	58.5%		4.3%
		ADR	$94.45	$88.12	$6.33	7.2%
		RevPAR	$57.63	$51.57	$6.07	11.8%
		RevPAR index	99.5%	91.8%	7.7	8.4%

46	8,956	IHG Hotels less two hotels closed due to hurricane damage
		Occupancy	59.5%	60.3%		(1.3)%
		ADR	$78.44	$74.69	$3.75	5.0%
		RevPAR	$46.67	$45.04	$1.63	3.6%
		RevPAR index	99.5%	101.8%	(2.3)	(2.3)%

7	1,386	Other Brands and Independent Hotels
		Occupancy	39.8%	45.7%		(13.1)%
		ADR	$66.02	$60.59	$5.43	9.0%
		RevPAR	$26.25	$27.72	($1.47)	(5.3)%
		RevPAR index	74.5%	79.1%	(4.6)	(5.8)%

Direct operating expenses – Continuing Operations

	Three months ended
	March 31, 2005	March 31, 2004	Increase (decrease)
		($ in thousands)
Direct operating expenses:
Rooms	$15,494	$15,457	$37	0.2%
Food and beverage	10,982	11,289	(307)	(2.7)%
Other	1,930	1,931	(1)	(0.1)%

Total direct operating expenses	$28,406	$28,677	$(271)	(0.9)%

% of total revenues	39.5%	38.3%

     Direct operating expenses were 0.9% lower than in 2004 but as a percentage of revenues increased to 39.5% from 38.2%. Room expenses on a cost per occupied room (POR) basis was $22.68 in the first quarter 2005 as compared to $21.11 in the first quarter 2004. Room payroll and related benefits, on an actual POR basis, were $14.16 in the first quarter 2005 as compared to $13.46 in 2004. Other rooms expenses, on an actual POR basis, were $8.52 in the first quarter 2005 as compared to $7.65 in 2004, partially due to increased costs in linen expense resulting from upgraded linen packages mandated by certain brands. Guest and operating supplies along with guest loyalty expenses also increased. Food and beverage expenses decreased $0.3 million or 2.7% as a result of decreased revenues.

Other operating expenses – Continuing Operations

	Three months ended
	March 31, 2005	March 31, 2004	Increase (decrease)
		($ in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$5,650	$5,195	$455	8.8%
Advertising and promotion	4,054	3,886	168	4.3%
Franchise fees	4,933	5,107	(174)	(3.4)%
Repairs and maintenance	4,192	4,241	(49)	(1.2)%
Utilities	4,976	4,786	190	4.0%
Other expenses	95	(21)	116	(552.4)%

Total other hotel operating costs	$23,900	$23,194	$706	3.0%

Property and other taxes, insurance and leases	$5,690	$5,561	$129	2.3%
Corporate and other	4,658	4,335	323	7.5%
Casualty losses	104	—	104	n/m
Depreciation and amortization	6,658	6,671	(13)	(0.2)%
Impairment of long-lived assets	1,655	—	1,655	n/m

Total other operating expenses	$42,665	$39,761	$2,904	7.3%

% of total revenues	59.4%	53.0%

     Other hotel operating costs increased $0.7 million or 3.0% in the first quarter 2005 as compared to the same period in 2004 due to the following:

•	Hotel administration costs increased $0.5 million or 8.8% primarily as a result of an increase in vacation pay accruals; and

•	Utilities increased $0.2 million or 4.0% as a result of the increases in usage and rates.

     Corporate and other costs increased $0.3 million or 7.5% primarily due to severance costs and other professional fees.

     Impairment of long-lived assets charges of $1.7 million represents the $0.1 million write-off of the net book value of assets that were replaced in the first quarter 2005 and a $1.6 million impairment charge on the Holiday Inn Lawrence hotel due to a reduced fair value appraisal on this hotel.

Non-operating income (expenses) – Continuing Operations

	Three months ended
	March 31, 2005	March 31, 2004	Increase (decrease)
		($ in thousands)
Non-operating income (expenses):
Interest income and other	$171	$43	$128	297.7%
Interest expense and other financing costs:
Preferred Stock dividend	—	(4,285)	4,285	(100.0)%
Interest expense	(6,983)	(8,024)	1,041	(13.0)%
Minority interests	(145)	147	(292)	(198.6)%

     The Preferred Stock dividend relates to the 12.25% dividend on the Preferred Stock issued on November 25, 2002. Preferred Stock dividend expense is zero in the first quarter 2005 as the Preferred Stock was redeemed in its entirety on July 26, 2004.

     Interest expense decreased $1.0 million for the first quarter 2005 as compared to the same period in 2004 because $0.4 million more of interest was capitalized in the first quarter 2005 as compared to the first quarter of 2004. Additionally, loan fee amortization, which is recorded as interest expense, decreased $0.4 million in the first quarter of 2005 as compared to 2004 as a result of the mortgage refinance that was closed in June 2004.

     Minority interests represent the third party owners’ share of the net income or loss of the four joint ventures in which we have a controlling equity interest. The $0.3 million decrease in minority interest adjustment was primarily the result of one of our joint venture hotels being closed for hurricane repair in the first quarter of 2005.

Results of Operations — Discontinued Operations

     During the first quarter 2005, we sold three hotels for a gross sales price of $9.5 million and used the net proceeds for debt pay down of $9.1 million. In 2004, we sold 11 hotels, comprising an aggregate 2,076 rooms, and two land parcels. The aggregate net proceeds from the sales were approximately $40.9 million of which $37.4 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain from the sale of these assets was $9.2 million.

     Impairment was recorded on assets held for sale in the first quarter 2005 and the first quarter 2004.

     The $1.9 million impairment of long-lived assets held for sale recorded in the first quarter 2005 represents the write-down of four hotels and one land parcel held for sale, the net book value of assets held for sale that were replaced in the first quarter 2005 and adjustments to recapture previously recorded impairment on two hotels. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during the first quarter of 2005, we recorded impairment losses as follows:

a)	an additional $0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs of this sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

b)	an additional $1.0 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered estimated selling price of the hotel;

c)	an additional $0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005; and

d)	an additional $0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling of the land parcel.

     The impairment of long-lived assets held for sale of $2.2 million recorded in first quarter 2004 represents the write-down of five hotels held for sale. As a result of these evaluations, during the first quarter of 2004 we recorded impairment losses as follows:

a)	$0.1 million on the Holiday Inn Express Pensacola, FL to record the loss on sale as this hotel was sold in March 2004;

b)	$0.3 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Impairment was recorded to adjust for the further reduction in the estimated selling price of this hotel; and

c)	$1.7 million on the Holiday Inn Rolling Meadows, IL as this hotel was identified for sale in the second quarter 2003. Impairment was recorded to adjust for the further reduction in the estimated selling price of the hotel.

Income taxes

     At December 31, 2004, we had available net operating loss carryforwards of approximately $314 million for federal income tax purposes, including an estimated current year tax loss of $75 million, which will expire in 2005 through 2024. The recently concluded equity offering resulted in an Internal Revenue Code (IRC) Section 382 change, limiting the Company’s ability to utilize these losses. As a result of the application of IRC Section 382, our ability to use these net operating loss carryforwards is subject to an annual limitation of approximately $8.3 million. Due to these and other limitations, a portion or all of the net operating loss carryforwards could expire unused. At December 31, 2004, we established a valuation allowance of $145.2 million to fully offset our net deferred tax asset.

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

     The following table presents EBITDA from continuing operations, a non-GAAP measure, for the three months ended March 31, 2005 and March 31, 2004, and provides a reconciliation with the loss from continuing operations, a GAAP measure:

	Three Months Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Continuing operations:
Loss from continuing operations	$(5,951)	$(5,949)
Depreciation and amortization	6,658	6,671
Interest income	(220)	(48)
Interest expense	6,983	8,024
Preferred stock dividends	—	4,285
Provision for income taxes — continuing operations	67	76

EBITDA from continuing operations	$7,537	$13,059

Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items:

	Three Months Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	$110	$195
Impairment loss	1,655	—
Casualty losses - 2004 hurricane damage	104	—

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations

     The following table presents certain quarterly data for our continuing operations for the eight quarters ended March 31, 2005. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 75 hotels classified in continuing operations at March 31, 2005:

			Three Months Ended
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
	($ in thousands)
Revenues:
Rooms	$54,461	$50,672	$62,660	$62,522	$56,050	$50,726	$60,424	$59,072
Food and beverage	14,901	19,258	16,656	19,167	16,227	18,513	16,092	18,706
Other	2,492	2,294	2,752	2,760	2,701	2,510	2,771	2,783

	71,854	72,224	82,068	84,449	74,978	71,749	79,287	80,561

Operating expenses:
Direct:
Rooms	15,494	15,648	17,895	16,357	15,457	15,441	16,945	16,058
Food and beverage	10,982	13,936	12,328	12,477	11,289	12,307	11,773	12,125
Other	1,930	1,842	2,052	2,038	1,931	2,132	1,968	1,800

	28,406	31,426	32,275	30,872	28,677	29,880	30,686	29,983

	43,448	40,798	49,793	53,577	46,301	41,869	48,601	50,578

Other operating expenses:
Other hotel operating costs	23,900	22,763	24,457	22,916	23,194	21,677	23,206	21,962
Property and other taxes, insurance and leases	5,690	5,037	5,416	5,187	5,561	5,118	5,929	6,713
Corporate and other	4,658	3,451	4,412	4,691	4,335	4,537	4,127	5,980
Casualty gains and losses	104	295	2,019	—	—	—	—	—
Depreciation and amortization	6,658	6,523	6,955	6,797	6,671	6,982	7,308	7,311
Impairment of long-lived assets	1,655	4,878	—	—	—	7,062	2	1,377

Other operating expenses	42,665	42,947	43,259	39,591	39,761	45,376	40,572	43,343

	783	(2,149)	6,534	13,986	6,540	(3,507)	8,029	7,235

Other income (expenses):
Interest income and other	171	360	212	66	43	486	114	124
Interest expense and other financing costs:
Preferred stock dividend	—	—	(866)	(4,233)	(4,285)	(4,065)	(4,027)	—
Other interest expense	(6,983)	(7,456)	(7,264)	(19,507)	(8,024)	(7,583)	(7,523)	(6,764)
Gain on asset dispositions	—	—	—	—	—	444	—	—
Loss on preferred stock redemption	—	—	(4,471)	(1,592)	—		—	—

(Loss) income before income taxes, reorganization items and minority interests	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(14,225)	(3,407)	595
Reorganization items						647		(808)

Loss before income taxes and minority interest	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(13,578)	(3,407)	(213)
Minority interests	145	407	503	(71)	(147)	1,412	99	(69)

Loss before income taxes — continuing operations	(5,884)	(8,838)	(5,352)	(11,351)	(5,873)	(12,166)	(3,308)	(282)
(Provision) benefit for income taxes - continuing operations	(67)	259	(337)	(76)	(76)	48	(76)	(76)

Loss from continuing operations	(5,951)	(8,579)	(5,689)	(11,427)	(5,949)	(12,118)	(3,384)	(358)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)	(262)	(2,083)
Income tax benefit (provision)

(Loss) income from discontinued operations	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)	(262)	(2,083)

Net loss	(7,085)	(13,764)	(3,737)	(7,247)	(7,085)	(16,506)	(3,646)	(2,441)
Preferred stock dividend								(3,818)

Net loss attributable to common stock	$(7,085)	$(13,764)	$(3,737)	$(7,247)	$(7,085)	$(16,506)	$(3,646)	$(6,259)

EBITDA Reconciliation of Continuing Operations

     The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past 8 quarters for the hotels classified as continuing operations as of March 31, 2005, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
	($ in thousands)
Continuing operations:
Loss from continuing operations	$(5,951)	$(8,579)	$(5,689)	$(11,427)	$(5,949)	$(12,118)	$(3,384)	$(358)
Depreciation and amortization	6,658	6,523	6,955	6,797	6,671	6,982	7,308	7,311
Fresh start adjustments
Interest income	(220)	(346)	(176)	(80)	(48)	(196)	(72)	(104)
Interest expense	6,983	7,456	7,264	19,507	8,024	7,583	7,523	6,764
Preferred stock dividends	—	—	866	4,233	4,285	4,065	4,027	—
Loss on preferred stock redemption	—	—	4,471	1,592	—	—	—	—
Provision (benefit) for income taxes — continuing operations	67	(259)	337	76	76	(48)	76	76
EBITDA from continuing operations	$7,537	$4,795	$14,028	$20,698	$13,059	$6,268	$15,478	$13,689

Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items:

	Three Months Ended
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
	($ in thousands)
Adjustments to EBITDA:
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$110	$61	$67	$135	$195	$1,289	$320	$1,000
Reorganization expenses						(647)	—	808
Impairment loss	1,655	4,878	—	—	—	7,062	2	1,377
Gain on asset dispositions	—	—	—	—	—	(444)	—	—
Casualty losses - 2004 hurricane damage	104	294	2,019	—	—	—	—	—
Adjustments to bankruptcy claims reserves	—	(38)	—	—	—	(302)	—	90

  Hotel data by market segment and region

     Hotel data by market segment

     The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the quarters ended March 31, 2005 and March 31, 2004 , by market segment and the capital expenditures for the three months ended March 31, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:

•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) is excluded since we do not have comparative figures for the first quarter 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.

Combined Continuing and Discontinued Operations — 80 hotels

	Capital expenditures
	Three Months Ended
	March 31, 2005	Three Months Ended
	($ in thousands)	March 31, 2005	March 31, 2004
Upper Upscale
Number of properties	$83	4	4
Number of rooms		825	825
Occupancy		67.0%	64.0%
Average daily rate		$100.25	$94.24
RevPAR		$67.17	$60.31

Upscale
Number of properties	1,648	16	16
Number of rooms		2,783	2,783
Occupancy		65.2%	66.6%
Average daily rate		$92.50	$86.03
RevPAR		$60.29	$57.26

Midscale with Food & Beverage
Number of properties	8,140	48	47
Number of rooms		9,853	9,460
Occupancy		53.2%	55.2%
Average daily rate		$72.78	$70.02
RevPAR		$38.69	$38.64

Midscale without Food & Beverage
Number of properties	1,115	9	7
Number of rooms		1,067	833
Occupancy		60.2%	53.9%
Average daily rate		$64.43	$62.78
RevPAR		$38.82	$33.84

Independent Hotels
Number of properties	2,225	3	6
Number of rooms		535	1,162
Occupancy		29.8%	41.2%
Average daily rate		$59.09	$58.75
RevPAR		$17.62	$24.22

All Hotels
Number of properties	13,211	80	80
Number of rooms		15,063	15,063
Occupancy		55.8%	56.6%
Average daily rate		$77.94	$73.98
RevPAR		$43.50	$41.89

Continuing Operations — 73 hotels

	Capital expenditures	Three Months Ended
	Three Months Ended	March 31, 2005	March 31, 2004
	March 31, 2005
	($ in thousands)
Upper Upscale
Number of properties	$83	4	4
Number of rooms		825	825
Occupancy		67.0%	64.0%
Average daily rate		$100.25	$94.24
RevPAR		$67.17	$60.31

Upscale
Number of properties	1,648	16	16
Number of rooms		2,783	2,783
Occupancy		65.2%	66.6%
Average daily rate		$92.50	$86.03
RevPAR		$60.29	$57.26

Midscale with Food & Beverage
Number of properties	8,069	42	41
Number of rooms		8,031	7,638
Occupancy		56.0%	58.8%
Average daily rate		$74.81	$71.29
RevPAR		$41.93	$41.90

Midscale without Food & Beverage
Number of properties	836	8	6
Number of rooms		926	692
Occupancy		65.2%	58.2%
Average daily rate		$65.34	$64.33
RevPAR		$42.63	$37.44

Independent Hotels
Number of properties	2,225	3	6
Number of rooms		535	1,162
Occupancy		29.8%	41.2%
Average daily rate		$59.09	$58.75
RevPAR		$17.62	$24.22

All Hotels
Number of properties	12,861	73	73
Number of rooms		13,100	13,100
Occupancy		58.3%	59.2%
Average daily rate		$79.77	$75.24
RevPAR		$46.47	$44.52

The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Four Points, Holiday Inn, Holiday Inn Select, Holiday Inn SunSpree Resort and Quality Inn

•	Midscale without Food & Beverage Fairfield Inn by Marriott and Holiday Inn Express

                 Hotel data by region

          The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the quarters ended March 31, 2005 and March 31, 2004, by region and the capital expenditures for the three months ended March 31, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:

•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) is excluded since we do not have comparative figures for the first quarter 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.

Combined Continuing and Discontinued Operations — 80 hotels

	Capital expenditures	Three Months Ended
	Three Months Ended	March 31, 2005	March 31, 2004
	March 31, 2005
	($ in thousands)
Northeast Region
Number of properties	$4,745	29	29
Number of rooms		5,552	5,552
Occupancy		54.4%	57.3%
Average daily rate		$84.45	$80.10
RevPAR		$45.97	$45.86

Southeast Region
Number of properties	6,379	26	26
Number of rooms		4,297	4,297
Occupancy		55.1%	55.1%
Average daily rate		$67.32	$63.00
RevPAR		$37.08	$34.70

Midwest Region
Number of properties	530	18	18
Number of rooms		3,895	3,895
Occupancy		51.4%	51.5%
Average daily rate		$72.45	$70.57
RevPAR		$37.22	$36.32

West Region
Number of properties	1,557	7	7
Number of rooms		1,319	1,319
Occupancy		77.1%	74.2%
Average daily rate		$94.15	$87.64
RevPAR		$72.57	$65.03

All Hotels
Number of properties	13,211	80	80
Number of rooms		15,063	15,063
Occupancy		55.8%	56.6%
Average daily rate		$77.94	$73.98
RevPAR		$43.50	$41.89

Continuing Operations — 73 hotels

	Capital expenditures	Three Months Ended
	Three Months Ended	March 31, 2005	March 31, 2004
	March 31, 2005
	($ in thousands)
Northeast Region
Number of properties	$4,738	28	28
Number of rooms		5,155	5,155
Occupancy		56.3%	58.9%
Average daily rate		$84.98	$80.60
RevPAR		$47.88	$47.45

Southeast Region
Number of properties	6,061	23	23
Number of rooms		3,753	3,753
Occupancy		56.8%	57.1%
Average daily rate		$68.54	$63.64
RevPAR		$38.94	$36.31

Midwest Region
Number of properties	505	15	15
Number of rooms		2,873	2,873
Occupancy		54.9%	55.6%
Average daily rate		$76.13	$72.98
RevPAR		$41.82	$40.56

West Region
Number of properties	1,557	7	7
Number of rooms		1,319	1,319
Occupancy		77.1%	74.2%
Average daily rate		$94.15	$87.64
RevPAR		$72.57	$65.03

All Hotels
Number of properties	12,861	73	73
Number of rooms		13,100	13,100
Occupancy		58.3%	59.2%
Average daily rate		$79.77	$75.24
RevPAR		$46.47	$44.52

     The regions in the tables above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Liquidity and Capital Resources

Working Capital

     We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. A further downturn in the airline industry could also affect revenues by decreasing the aggregate levels of demand for our hotels by airline industry employees. At March 31, 2005, airline receivables represented approximately 14.0% of our accounts receivable net of allowances.

     Between November 1, 2003 and May 1, 2005, we sold fifteen hotels, one office building, and two land parcels and have another seven hotels and one land parcel classified as assets held for sale. The aggregate sales price from the sale of the fifteen hotels, the office building and two land parcels sold between November 1, 2003 and May 1, 2005, was $66.8 million, $51.5 million of which was used to pay down debt and $11.0 million of which was used for general corporate purposes, including capital expenditures.

     Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, including the successful implementation of our business strategy and, to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     At March 31, 2005, we had a working capital deficit (current assets less current liabilities) of $13.2 million compared to a working capital surplus of $9.5 million at December 31, 2004. The decrease in working capital was primarily due to a decrease in current assets as we used cash for our renovation program and an increase in current liabilities related to insurance advances received from our insurance carrier for property damage claims. In 2004 with the completion of our common stock offering, we received net proceeds that approximated $175.9 million, of which approximately $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage pursuant to requirements in our June 2004 Refinancing Debt agreements. A reserve of $22.7 million was funded for capital expenditures and a reserve of $3.0 million was funded for requirements related to a hotel ground lease that was ultimately resolved at approximately $1.8 million. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Series A Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve.

     During the first quarter 2005 we spent approximately $19.6 million on capital expenditures. We expect to spend an additional $69.3 million during the remainder of 2005, which includes committed hurricane repair capital expenditures of $43.7 million, much of which we anticipate will be covered by insurance proceeds, thereby completing substantially all of our deferred renovations.

     We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and the proceeds of asset sales will be sufficient to meet our liquidity needs for the next 24 months.

     Our ability to meet our long-term cash needs is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improvement in our operating results, the successful implementation of our portfolio improvement strategy and our ability to obtain third party sources of capital on favorable terms as and when needed. In the short term, we continue to diligently monitor our costs. Our future liquidity needs and sources of working capital are subject to uncertainty and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could lead to defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Operating Activities

     Net cash used by operating activities was $0.3 million in the first quarter 2005 as compared to net cash provided by operating activities of $6.1 million in the first quarter of 2004. The decrease in cash generated by operations is attributable to the continued closure of two hotels due to hurricane damage and to fewer hotels in our portfolio due to the sale of hotels.

Investing Activities

     Investing activities provided a net cash inflow of $0.5 million for the three months ended March 31, 2005 and a net cash inflow of $11.1 million for the first three months of 2004. The $10.7 million decrease in the net cash used in investing activities in the three months ended March 31, 2005 as compared to the first three months of 2004 is a result of a $14.6 million increase in capital improvements related to our hurricane damaged hotels and hotel renovation program, a $5.0 million decrease in net proceeds from asset sales, $4.7 million of deposits into capital expenditure reserves in the first three months of 2005 as compared to $2.2 million in withdrawals in 2004, and the receipt of $15.8 million in insurance advance proceeds for the hurricane damaged hotels in the first quarter 2005.

Financing activities

     We used $14.8 million of net cash in financing activities in the three months ended March 31, 2005 for principal payments on our indebtedness and payments of deferred financing costs as compared to $15.5 million used for these purposes in the first three months of 2004.

Debt and Contractual Obligations

     See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2004 and Note 10 in this 10-Q filing.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.

Market Risk

     We are exposed to interest rate risks on our variable rate debt. At March 31, 2005 and December 31, 2004, we had outstanding variable rate debt of approximately $93.2 million and $102.7 million, respectively.

     On May 22, 2003, we finalized the $80 million Lehman Financing which was repaid on June 25, 2004. The Lehman Financing was a two-year term loan with an optional one-year extension and bore interest at the higher of 7.25% or LIBOR plus 5.25%. In order to manage our exposure to fluctuations in interest rates with the Lehman Financing, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a partial floating rate and effectively capped the interest rate at LIBOR of 5.00% plus 5.25%. When LIBOR exceeded 5.00%, the contracts would have required settlement of net interest receivable at specified intervals, which generally coincided with the dates on which interest was payable on the underlying debt. If LIBOR would have fallen below 5.00%, there would have been no settlement from the interest rate cap. We were exposed to interest rate risks on the Lehman Financing for LIBOR of between 2.00% and 5.00%. The notional principal amount of the interest rate cap outstanding was $80.0 million at March 31, 2005.

     On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and Lehman Financing. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at March 31, 2005.

     The fair value of the interest rate cap related to Refinanced Debt as of March 31, 2005 was approximately $42,000. The fair value of the one cap related to the Lehman Financing as of March 31, 2005 and December 31, 2004 were nil. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

     As a result of having two interest rate caps, we believe that our interest rate risk at March 31, 2005 and December 31, 2004 is minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of March 31, 2005 would be a reduction in net income of approximately $40,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

     At March 31, 2005, approximately $93.2 million of debt instruments outstanding were subject to changes in the LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million. The fair value of the fixed rate mortgage debt (book value $333.1 million) at March 31, 2005 is estimated at $342.5 million.

     The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of March 31, 2005 and December 31, 2004 would be approximately $8.1 million and $12.1 million, respectively.

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

•	The effects of regional, national and international economic conditions, including the magnitude and duration of the economic recovery in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effects of unpredictable weather such as hurricanes;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the Securities and Exchange Commission and the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed;

•	The risks identified under “Risks Related to Our Business” and “Risks Relating to Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2003; and

•	Our ability to collect insurance proceeds for both property damage and business interruption claims related to damage caused by hurricanes to certain hotels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4. Controls and Procedures

     a) Based on an evaluation of our disclosure controls and procedures carried out as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     b) During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and are payable out of the reserve for allowed claims established on our balance sheet, which as of March 31, 2005 has a balance of $2.2 million. We have reserved for all claims approved by the Bankruptcy Court which have not yet been paid.

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

LODGIAN, INC.

By: /s/ W. THOMAS PARRINGTON

Date: May 10, 2005	W. Thomas Parrington
President and Chief Executive Officer

By: /s/ LINDA BORCHERT PHILP

Date: May 10, 2005	Linda Borchert Philp
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

Exhibit
Number	Description

4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc., in favor of Column Financial, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.3	Lease Agreement, dated April 7, 1997, by and between CSB-Georgia Limited Partnership and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.4	First Amendment to Lease Agreement, dated as of May 8, 1998, by and between Cousins LORET Venture, L.L.C. and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.5	Second Amendment to Lease Agreement, dated as of June 7, 2000, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.6	Third Amendment to Lease Agreement, dated as of April 1, 2002, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.7	Fourth Amendment to Lease Agreement, dated as of April 28, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.8	Fifth Amendment to Lease Agreement, dated as of December 23, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.9	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.10	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.11	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.12	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.13	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.14	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.15	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.16	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.17	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.18	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.19	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.20	Employment Agreement with W. Thomas Parrington, dated December 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.21	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.22	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.23	Letter Agreement, dated January 21, 2005, between Thomas W. Parrington and Lodgian, Inc. related to Mr. Parrington’s waiver of his 2004 Annual performance bonus. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

Exhibit
Number	Description

10.24	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.25	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.26	Release Agreement, dated January 31, 2004, between Manuel E. Artime and Lodgian, Inc. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.27	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.28	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004.).

10.29	Executive Employment Agreement between Lodgian, Inc. and Linda B. Philp, dated February 7, 2005. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.30	Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.31	Incentive Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.32	Incentive Stock Option Award Agreement, dated February 28, 2005, between Daniel G. Owens and Lodgian, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.33	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.34	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005.

10.35	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.36	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.37	Amendment No. 1 to the Lodgian, Inc. 401(k) Plan (As Amended and Restated Effective September 1, 2003) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.38	Amendment No. 2 to the Lodgian, Inc. 401(K) Plan dated March 24, 2005 (As Amended and Restated Effective as of September 1, 2003).**

10.39	Amendment No. 3 to the Lodgian, Inc. 401(K) Plan dated April 28, 2005 (As Amended and Restated Effective as of September 1, 2003).**

10.40	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005.**

Exhibit
Number	Description

31.1	Sarbanes-Oxley Section 302 Certification by the CEO**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

** Filed herewith.