Form 10-Q
period 2005-06-30
LODGIAN INC
filed 2005-08-09
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2005

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
(Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined by section 12b-2 of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2005

Common	24,646,454

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited in thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$18,234	$36,234
Cash, restricted	13,597	9,840
Accounts receivable (net of allowances: 2005 - $1,651; 2004 - $684)	9,726	7,967
Insurance receivable	3,333	3,280
Inventories	6,600	6,293
Prepaid expenses and other current assets	19,588	17,232
Assets held for sale	26,113	30,528

Total current assets	97,191	111,374

Property and equipment, net	586,833	569,371
Deposits for capital expenditures	26,059	34,787
Other assets	7,011	7,775

	$717,094	$723,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,106	$10,957
Other accrued liabilities	33,091	31,475
Advance deposits	2,398	1,638
Insurance advances	17,834	2,000
Current portion of long-term liabilities	22,442	25,290
Liabilities related to assets held for sale	19,425	30,541

Total current liabilities	108,296	101,901

Long-term liabilities	384,462	393,143

Total liabilities	492,758	495,044

Minority interests	1,604	1,629
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,563,961 and 24,579,255 issued at June 30, 2005 and December 31, 2004, respectively	246	246
Additional paid-in capital	308,198	306,943
Unearned stock compensation	(208)	(315)
Accumulated deficit	(87,151)	(81,941)
Accumulated other comprehensive income	1,723	1,777
Treasury stock, at cost, 7,211 shares at June 30, 2005 and December 31, 2004	(76)	(76)

Total stockholders’ equity	222,732	226,634

	$717,094	$723,307

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$64,497	$62,522	$118,958	$118,572
Food and beverage	18,817	19,167	33,718	35,394
Other	2,671	2,760	5,163	5,460

	85,985	84,449	157,839	159,426

Operating expenses:
Direct:
Rooms	17,632	16,357	33,127	31,814
Food and beverage	13,062	12,477	24,044	23,768
Other	2,098	2,038	4,029	3,968

	32,792	30,872	61,200	59,550

	53,193	53,577	96,639	99,876

Other operating expenses:
Other hotel operating costs	24,693	22,916	48,592	46,112
Property and other taxes, insurance, and leases	5,810	5,187	11,499	10,747
Corporate and other	5,870	4,691	10,528	9,025
Casualty losses	28	—	132	—
Depreciation and amortization	6,867	6,797	13,524	13,468
Impairment of long-lived assets	954	—	2,609	—

Other operating expenses	44,222	39,591	86,884	79,352

	8,971	13,986	9,755	20,524

Other income (expenses):
Business interruption insurance proceeds	1,729	—	1,729	—
Interest income and other	54	66	225	109
Interest expense and other financing costs:
Preferred stock dividend	—	(4,233)	—	(8,518)
Interest expense	(6,912)	(19,507)	(13,894)	(27,531)
Loss on preferred stock redemption	—	(1,592)	—	(1,592)

Income (loss) before income taxes and minority interests	3,842	(11,280)	(2,185)	(17,008)
Provision for income taxes — continuing operations	(67)	(76)	(135)	(151)
Minority interests	(120)	(71)	25	(218)

Income (loss) from continuing operations	3,655	(11,427)	(2,295)	(17,377)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,781)	4,180	(2,915)	3,044
Income tax benefit	—	—	—	—

Income (loss) from discontinued operations	(1,781)	4,180	(2,915)	3,044

Net income (loss) attributable to common stock	$1,874	$(7,247)	$(5,210)	$(14,333)

Basic and diluted income (loss) per common share:
Net income (loss) attributable to common stock	$0.08	$(2.04)	$(0.21)	$(4.87)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other		Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity (Deficit)
	(Unaudited in thousands, except share data)
Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	$(76)	$226,634
Amortization of unearned stock compensation				107				107
Vesting of restricted stock units	1,382
Release of surplus accrual on final settlement of bankruptcy claims			$1,292					1,292
Retirement of disputed claims shares	(16,676)							—
Other			(37)					(37)
Comprehensive loss:								—
Net loss					(5,210)			(5,210)
Currency translation adjustments (related taxes estimated at nil)						(54)		(54)

Total comprehensive loss								(5,264)

Balance June 30, 2005	24,563,961	$246	$308,198	$(208)	$(87,151)	$1,723	$(76)	$222,732

The comprehensive income for the three months ended June 30, 2005 was $1.8 million.
The comprehensive loss for the three months and six months ended June 30, 2004 was $7.9 million and $14.6 million, respectively.
Accumulated Other Comprehensive Income represents currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited in thousands)
Operating activities:
Net loss	$(5,210)	$(14,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,650	13,826
Impairment of long-lived assets	6,327	2,604
Amortization of unearned stock compensation	107	100
Preferred stock dividends	—	8,518
Loss on redemption of preferred stock	—	1,592
Minority interests	(25)	218
Gain on asset dispositions	(2,003)	(7,249)
Write-off and amortization of deferred financing costs	682	10,309
Other	(667)	(151)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,124)	(3,134)
Insurance receivable	(53)	—
Inventories	(462)	(219)
Prepaid expenses and other assets	(2,261)	(2,808)
Accounts payable	465	3,296
Other accrued liabilities	4,492	1,409
Advance deposits	811	720

Net cash provided by operating activities	13,729	14,698

Investing activities:
Capital improvements	(41,945)	(14,000)
Proceeds from sale of assets, net of related selling costs	12,908	33,890
(Deposits) withdrawals for capital expenditures	8,728	(20,452)
Insurance advances related to hurricanes	15,834	—
Net increase in restricted cash	(3,757)	(2,528)
Other	(106)	(60)

Net cash used in investing activities	(8,338)	(3,150)

Financing activities:
Proceeds from issuance of long term debt	3,200	370,000
Proceeds from exercise of stock options and issuance of common stock	—	176,183
Principal payments on long-term debt	(26,409)	(393,071)
Shares redeemed from reverse stock split	—	(5)
Payments of deferred financing costs	(174)	(5,354)

Net cash (used in) provided by financing activities	(23,383)	147,753

Effect of exchange rate changes on cash	(8)	—

Net (decrease) increase in cash and cash equivalents	(18,000)	159,301
Cash and cash equivalents at beginning of period	36,234	10,897

Cash and cash equivalents at end of period	$18,234	$170,198

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$13,784	$22,018
Interest capitalized	1,047	190
Income taxes, net of refunds	162	586
Supplemental disclosure of non-cash activities:
Net non-cash debt decrease	(572)	(228)
Issuance of promissory notes as consideration for taxation liabilities	—	2,369
Release of surplus accrual on final settlement of bankruptcy claims	(1,292)	—
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Throughout this Form 10-Q, we will use the terms “Lodgian,” “we,” “our,” and “us,” to refer to Lodgian, Inc. and, unless the context otherwise requires or expressly states, our subsidiaries.
1. Business Summary
     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of August 1, 2005, we operated 80 hotels with an aggregate of 14,684 rooms, located in 30 states and Canada. Of the 80 hotels, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations, while four hotels, with an aggregate of 966 rooms, are held for sale and classified in discontinued operations. Our current portfolio of 80 hotels consists of:
•	76 hotels that we wholly own and operate through subsidiaries;

•	three hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control (see Note 2 for discussion on buyout of joint venture partner at one of our hotels); and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a non-controlling equity interest and which we account for under the equity method.
     Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of August 1, 2005, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 51 of our hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 16 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. We operate another 11 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
2. General
     Our condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and three joint ventures in which Lodgian, Inc. has a controlling financial interest (owns a 50% or greater voting equity interest and exercises control). On April 18, 2005, we acquired for $0.7 million our joint venture partner’s 40% interest in the Crowne Plaza hotel located in Macon, Georgia, which is now consolidated as a wholly-owned subsidiary. We believe we have control of the joint ventures when we manage and have control of the joint ventures’ assets and operations. We report the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest. We include in other assets our investment in the hotel in which we hold a minority interest and which we account for under the equity method. We report our share of the income or loss of this minority-owned hotel as part of interest income and other. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accounting policies which we follow for quarterly financial reporting are the same as those which we disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we classified three additional hotels as held for sale. Between November 1, 2003 and June 30, 2005, we sold the office building, 16 of the 22 hotels and two of the three land parcels. As of June 30, 2005, our hotel portfolio consisted of 82 hotels, 76 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate). We believe that our held for sale assets as of June 30, 2005 remain properly classified in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2005, the results of our operations for the three and six months ended June 30, 2005 and June 30, 2004 and our cash flows for the six months ended June 30, 2005 and June 30, 2004. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Form 10-K.
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
Stock-based Compensation
     On November 25, 2002, we adopted a Stock Incentive Plan which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the completion of our public offering of common stock on June 25, 2004, we were permitted to grant awards to acquire up to 353,333 shares of common stock to our directors, officers, or other key employees or consultants as determined by a committee appointed by our Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. We cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the Committee. At our annual meeting held on March 19, 2004, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event we consummated a public offering of our common stock, by an additional amount to be determined pursuant to a formula. With the completion of our public offering of common stock on June 25, 2004, the total number of shares available for issuance under our Stock Incentive Plan increased to 3,301,058 shares.
     On April 9, 2004, the Company issued to our CEO, Thomas Parrington, 1,382 restricted stock units in accordance with his employment agreement. The restricted stock units vested on April 9, 2005 and were converted into an equal number of shares of common stock.
     On May 9, 2005, the Company awarded stock options to acquire 392,500 shares of the Company’s common stock to certain of the Company’s employees and to independent members of the board of directors. Each of the four independent members of the board of directors received non-qualified options to acquire 5,000 shares of the Company’s common stock. The exercise price of the awards granted was $9.05, the average of the high and low market prices of our common stock on the day of the grant, and the shares vest in three equal annual installments beginning on May 9, 2006. All options expire ten years from the date of grant.
     We present below a summary of our stock option plan and the restricted stock activity under the plan for the six months ended June 30, 2005:

		Weighted Average
	Options	Exercise Prices
Balance, December 31, 2004	526,410	$11.46
Granted	427,500	9.26
Exercised	—	—
Forfeited	(56,329)	11.69

Balance, June 30, 2005	897,581	$10.40

Restricted
Stock Units
Balance, December 31, 2004	45,827
Granted	—
Shares converted to common stock	(1,382)
Forfeited	—

Balance, June 30, 2005	44,445

     In the following table, we summarize information for options outstanding and exercisable at June 30, 2005:

	Options outstanding			Options exercisable
		Weighted average	Weighted average		Weighted average
Range of prices	Number	remaining life (in years)	exercise prices	Number	exercise prices
$9.00 to $10.50	428,333	9.7	$9.05	11,111	$9.00
$10.51 to $15.00	367,500	9.0	$10.63	111,632	$10.52
$15.01 to $15.50	101,748	8.2	$15.21	68,145	$15.21

	897,581	9.3	$10.40	190,888	$12.11

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
     Had the compensation cost of our stock option plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months ended		Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		($ in thousands, except share data)
Income (Loss) from continuing operations:
As reported	$3,655	$(11,427)	$(2,295)	$(17,377)
Add: Stock-based compensation expense included in net income	50	50	107	100
Deduct: Total pro forma stock-based employee compensation expense	(468)	(174)	(933)	(349)

Pro forma	3,237	(11,551)	(3,121)	(17,626)
(Loss) income from discontinued operations:
As reported	(1,781)	4,180	(2,915)	3,044
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—	—	—

Pro forma	(1,781)	4,180	(2,915)	3,044
Net Income (Loss) attributable to common stock:
As reported	1,874	(7,247)	(5,210)	(14,333)
Add: Stock-based compensation expense included in net income	50	50	107	100
Deduct: Total pro forma stock based employee compensation expense	(468)	(174)	(933)	(349)

Pro forma	$1,456	$(7,371)	$(6,036)	$(14,582)

Basic and diluted loss per common share

Income (Loss) from continuing operations:
As reported	$0.15	$(3.22)	$(0.09)	$(5.90)
Add: Stock-based compensation expense included in net income	—	0.01	—	0.03
Deduct: Total pro forma stock-based employee compensation expense	(0.01)	(0.05)	(0.03)	(0.12)

Pro forma	0.14	(3.26)	(0.12)	(5.99)
(Loss) income from discontinued operations:
As reported	(0.07)	1.18	(0.12)	1.03
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—	—	—

Pro forma	(0.07)	1.18	(0.12)	1.03
Net Income (Loss) attributable to common stock:
As reported	0.08	(2.04)	(0.21)	(4.87)
Add: Stock-based compensation expense included in net income	—	0.01	—	0.03
Deduct: Total pro forma stock-based employee compensation expense	(0.01)	(0.05)	(0.03)	(0.12)

Pro forma	$0.07	$(2.08)	$(0.24)	(4.96)
3. Discontinued Operations
     During 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. At December 31, 2004, seven hotels and one land parcel were held for sale. In January 2005, we identified three additional hotels as held for sale. Between January 1, 2005 and June 30, 2005, we sold four hotels for an aggregate sales price of $13.5 million, all of which was used to pay down debt. Accordingly, at June 30, 2005, six hotels and one land parcel were held for sale.
     Management considers an asset held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are met:
a)	Management commits to a plan to sell the asset;

b)	The asset is available for immediate sale in its present condition;

c)	An active marketing plan to sell the asset at a reasonable price has been initiated;

d)	The sale of the asset is probable within one year; and

e)	It is unlikely that significant changes to the plan to sell the asset will be made.
     Upon designation of a property as an asset held for sale and in accordance with the provisions of SFAS No. 144, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs, and the Company ceases depreciation of the asset.

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
     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at June 30, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at June 30, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets.
     Consistent with our accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale necessitates a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determined the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. During the three months ended June 30, 2005 and June 30, 2004, we recorded impairment charges of $1.8 million and $0.5 million, respectively, on assets held for sale. For the six months ended June 30, 2005 and June 30, 2004, we recorded impairment charges of $3.7 million and $2.6 million, respectively, on assets held for sale. The impairment of long-lived assets held for sale of $1.8 million recorded in the three months ended June 30, 2005 represents the write-down of two hotels held for sale and a recapture of impairment of $0.1 million on two hotels that were previously impaired as outlined below:
a)	an additional $0.6 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered estimated selling price of the hotel; and

b)	an additional $1.3 million on the Holiday Inn St. Louis North, MO to reflect the reduced selling price on this hotel.
          The impairment of long-lived assets held for sale of $0.5 million recorded in the three months ended June 30, 2004 represents the write-down of two hotels held for sale. As a result of these evaluations, during the second quarter of 2004 we recorded impairment losses as follows:
a)	$0.2 million on the Downtown Plaza Hotel Cincinnati, OH hotel to adjust for the further reduction in the estimated selling price of this hotel; and

b)	$0.3 million on the Holiday Inn Morgantown, WV to adjust for the further reduction in the estimated selling price of this hotel.
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

     Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of mortgage notes payable. The following is a summary of the balance sheet information for discontinued operations:

	June 30, 2005	December 31, 2004
	(Unaudited in thousands)
Property and equipment, net	23,836	28,207
Other assets	2,277	2,321

Total assets	$26,113	$30,528

Other liabilities	4,395	3,305
Long-term debt	15,030	27,236

Total liabilities	$19,425	$30,541

     The following are summary consolidated statements of operations information for discontinued operations:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited in thousands)
Total revenues	$7,696	$13,416	$13,903	$25,982
Total expenses	7,651	13,026	15,103	27,583
Impairment of long-lived assets	1,827	451	3,718	2,604
Gain on asset dispositions	1	4,241	2,003	7,249

Gain(loss) from discontinued operations	$(1,781)	$4,180	$(2,915)	$3,044

4. Cash, Restricted
     At June 30, 2005, our $13.6 million of restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by our bankers, and cash reserved pursuant to certain loan agreements.
     In our Consolidated Statement of Cash Flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity. The Consolidated Statements of Cash Flows for the six months ended June 30, 2004, were changed to reflect this change which resulted in a $2.5 million decrease in investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.
5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited in thousands, except per share data)
Basic and diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$3,655	$(11,427)	$(2,295)	$(17,377)
(Loss) income from discontinued operations	(1,781)	4,180	(2,915)	3,044

Net income (loss) attributable to common stock	$1,874	$(7,247)	$(5,210)	$(14,333)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	24,573	3,554	24,573	2,944

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.15	$(3.22)	$(0.09)	$(5.90)
(Loss) income from discontinued operations	(0.07)	1.18	(0.12)	1.03

Net income (loss) attributable to common stock	$0.08	$(2.04)	$(0.21)	$(4.87)

     We did not include the shares associated with the assumed conversion of the restricted stock units (44,445 shares) or the exercise of stock options (options to acquire 897,581 shares of common stock) and Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share for the three and six months ended June 30, 2005 because their inclusion would have been antidilutive. We did not include the shares associated with the assumed conversion of the restricted stock units (68,048 shares) or the exercise of stock options (options to acquire 536,017 shares) and Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares, respectively) in the computation of diluted loss per share for the three and six months ended June 30, 2004 because their inclusion would have been antidilutive.
6. Debt
     At June 30, 2005 and December 31, 2004, long-term liabilities consisted of the following:

	June 30,	December 31,
	2005	2004
	($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	$83,669	$102,617
Merrill Lynch Mortgage Lending, Inc. — Fixed	$256,392	258,410

Merrill Lynch Mortgage Lending, Inc. — Total	340,061	361,027

Computer Share Trust Company of Canada	7,567	7,843

Other Financings
Column Financial, Inc.	23,846	25,058
Lehman Brothers Holdings, Inc.	22,668	22,927
JP Morgan Chase Bank, Trustee	10,064	10,110
DDL Kinser	2,225	2,286
Wachovia	3,196	—
Column Financial, Inc.	8,368	8,545
Column Financial, Inc.	—	3,069
Tax notes issued pursuant to Lodgian’s Joint Plan of Reorganization	2,837	3,302

Total — Other Financings	73,204	75,297

Long-term liabilities — other
Other long-term liabilities	1,303	1,865

	1,303	1,865

	422,135	446,032
Long-term liabilities related to assets held for sale	(15,231)	(27,599)

	$406,904	$418,433

Less: Current portion of long-term liabilities	(22,442)	(25,290)

Total long-term liabilities — continuing operations	$384,462	$393,143

     Substantially all of our property and equipment is pledged as collateral for long-term obligations with the exception of five hotels and one land parcel, of which three hotels and the land parcel are classified as held for sale. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at June 30, 2005 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

		June 30, 2005
	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net (1)	obligations (1)	rates
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	21	$104,703	$83,669	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	326,523	256,392	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	56	431,226	340,061

Computer Share Trust Company of Canada	1	15,652	7,567	7.88%

Other Financings
Column Financial, Inc.	9	71,941	23,846	10.59%
Lehman Brothers Holdings, Inc.	5	45,233	22,668	$15,970 at 9.40%; $6,698 at 8.90%
JP Morgan Chase Bank	2	6,124	10,064	8.00%
DDL Kinser	1	3,082	2,225	8.25%
Wachovia	1	5,014	3,196	5.78%
Column Financial, Inc.	1	11,804	8,368	9.45%

Total — other financing	19	143,198	70,367

	76	590,076	417,995	7.10%(2)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2,837
Other	—	—	1,303

	—	—	4,140

Property, plant and equipment — other	5	20,593	—

	81	610,669	422,135
Held for sale	(6)	(23,836)	(15,231)

Total June 30, 2005 (3)	75	$586,833	$406,904

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 7.10% in the table above represents our annual weighted average cost of debt at June 30, 2005, using a LIBOR of 3.34% as of June 30, 2005.

(3)	Debt obligations at June 30, 2005 include the current portion.
Mortgage Debt
     On June 25, 2004, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 of our hotels at the time of closing. As of August 1, 2005, nine hotels have since been sold. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia which, as of June 25, 2004, had a balance of $6.9 million.
     Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”). At June 30, 2005, 21 hotels secured this loan. When the loan was closed, 29 hotels secured this loan. Four loans totaling $260 million, each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”), are secured by 35 of our hotels. Merrill Lynch Mortgage also has the right to further divide the Refinancing Debt into first priority mortgage loans and mezzanine loans. Three of the four loans had been securitized at June 30, 2005.
     Except for certain defeasance provisions, we cannot prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of June 25,2008 or the second anniversary of the securitization of any Fixed Rate Debt, defease such Fixed Rate Debt, in whole, or in part.
     On April 29, 2005, we entered into an amendment with Merrill Lynch to modify certain of the provisions of the Floating Rate Loan. Under the terms of the amendment, Merrill Lynch agreed to allow the release of the Holiday Inn St. Louis, Missouri as collateral under the loan in exchange for debt pay down of $4.8 million. Approximately $2.6 million of this amount was paid through the release of certain reserves held on other properties which were sold or were expected to be sold in the near future. We paid the balance of the release price, approximately $2.2 million, from our cash balances. In addition to the release of the St. Louis property from the collateral pool, the amendment provided for the following:

•	Extension of the initial maturity from June 30, 2006 to January 11, 2007. We still maintain the option, subject to certain conditions, to extend the loan for up to three years from the new initial maturity date in January 2007;

•	Once the Holiday Inn Select in Niagara Falls, New York is sold, three additional properties in the floating rate pool will be classified as “sale properties.” Once classified as “sale properties,” these hotels will be able to be released from the collateral pool by payment of the greater of (a) 100% of the aggregate allocated loan amount (lowered from 125%) and (b) the net sales proceeds of the property;

•	The prepayment penalty, which is currently 3% and dropped to 1% in July 2005, has been further reduced for the three additional sale properties after July 2005 to 0.5%; and

•	Certain required capital and environmental repairs under the original Floating Rate Loan have been determined not to be necessary and have been removed as requirements under the loan.
     As a result of these modifications in the terms of the Floating Rate Loan, the Floating Rate Debt has an initial maturity of January 2007. The Floating Rate Debt is a 2 1/2 year loan (including the six month extension) with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 1% of the amount prepaid. Repayments of debt related to assets held for sale at June 25, 2004, are exempt from the prepayment penalty except as noted above.
     The Refinancing Debt provides that when either (i) the debt yield ratio for the hotels securing the Floating Rate Debt or any Fixed Rate Loan for the trailing 12-month period is below 9% during the first year, 10% during the next 18 months and 11%, 12% and 13% during each of the next three years (in the case of the Floating Rate Debt to the extent extended), or (ii) in the case of the Floating Rate Debt (to the extent extended), the debt service coverage ratio is less than 1.30x in the fourth year or 1.35x in the fifth year, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender with respect to the hotels securing the applicable loan, and scheduled principal and interest payments due on the Floating Rate Debt of up to $0.9 million or any Fixed Rate Loan of up to $525,000, as applicable. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio are sustained above the minimum requirements for three consecutive months and there are no defaults.
     As of June 30, 2005, our debt yield ratios were above the minimum requirements for the four Fixed Rate Loans and the Floating Rate Loan.
     If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of its loan agreements and which could materially and adversely affect the Company. If a franchise agreement is terminated, the Company will either select an alternative franchisor or operate the hotel independent of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:
•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	with regard to the Floating Rate Debt, either the termination of franchise agreements for more than two properties or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the floating rate debt, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements;

•	with regard to the Fixed Rate Debt, either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.
     A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity.
     Each loan comprising the Refinancing Debt is non-recourse; however, we have agreed to indemnify Merrill Lynch Mortgage in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan comprising the Refinancing Debt will become a full recourse loan in certain limited cases such as bankruptcy of a borrower or Lodgian. During the term of the Refinancing Debt, we are required to fund, on a monthly basis, a reserve for furniture, fixtures and equipment equal to 4% of the previous month’s gross revenues from the hotels securing each of the respective loans comprising the Refinancing Debt.
     Other loan costs incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and are being amortized using the effective yield method over five years for the Fixed Rate Debt and 3 1/2 years (including the six month extension) for the Floating Rate Debt.
     We incurred an additional $0.2 million in expenses in the three months ended June 30, 2005 related to the modifications on the Refinancing Debt. This amount is included in corporate and other expenses in the Company’s Consolidated Statement of Operations.
     As of June 30, 2005, we were not in compliance with the debt service coverage ratio (“DSCR”) requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) was not, until recently, affiliated with a national brand and recently underwent a major renovation. The renovation is now complete and the hotel was reopened as a Radisson during May 2005. The total investment we made on renovating and rebranding this property was $5.7 million. In addition, we will be completing capital expenditures of approximately $8.8 million on three other hotels in this loan pool in 2005 and $0.5 million in 2006 to complete the renovation of one of these hotels.
     Under the terms of the Column Financial loan agreement, until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. In June 2005, the Company was notified by the lender that it was not in compliance with the debt service coverage requirement and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. As of June 30, 2005, the restricted cash account had not been established. This loan can be repaid in full without penalty on the first day of the month following a 30 day written notice.
     Additionally, as of June 30, 2005, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one hotel in Phoenix, Arizona. The primary reason why the debt service coverage ratio was below the required threshold is that the property underwent an extensive renovation in 2004 and the first quarter of 2005 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, the Company was notified by the lender that it was not in compliance with the debt service coverage ratio requirement and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. As of June 30, 2005, $0.7 million was retained in the restricted cash account for this hotel. This loan can be repaid in full without penalty on the first day of the month following a 30 day written notice.
     Through wholly-owned subsidiaries, we owe approximately $10.1 million under industrial revenue bonds (“IRBs”) secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, we notified the Trustee of the IRBs that we would not continue to make debt service payments. The Holiday Inn franchise agreements for both of these hotels expire on August 28, 2005, and each of these hotels will require substantial capital expenditures for renewal or rebranding. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. The failure to make the bond payments subjects these hotels to foreclosure and a potential obligation pursuant to a partial guaranty of approximately $1.4 million. On July 26, 2005, we reached a tentative settlement with the Trustee and an ad hoc committee of the IRB holders. Under the terms of the proposed settlement, we will convey our rights and interests in the hotels to the Trustee or its nominee by deed-in-lieu of foreclosure or a “consensual” foreclosure and pay to the Trustee for the benefit of the bondholders the sum of $500,000 in exchange for a full release of all claims, including any claims related to the partial guaranty. Lodgian will also agree to immediately list the hotels for sale and cooperate with the Trustee in the sale process. It is anticipated that Lodgian will continue to manage the hotels until the closing of the sale of the hotels to a third party buyer. Further, the Trustee has agreed to cause a purchaser of the properties to assume or satisfy certain promissory notes executed by Lodgian for unpaid real estate taxes from 2001 in both taxing jurisdictions. As of June 30, 2005, the aggregate outstanding principal and interest on these promissory notes was $319,000. Except for the partial guaranty discussed above, the IRB’s are non-recourse debt and the proceeds from the sale of the hotels will be paid to the Trustee in full satisfaction of the outstanding debt.
     On July 25, 2005, we received a Notice of Event of Default and Acceleration from the Trustee relating to the IRBs. We have been advised by the Trustee’s counsel that the declaration of event of default and acceleration of the IRBs was a prerequisite for enabling the Trustee to enter into a compromise settlement on behalf of the bondholders with the proper authority. Thus, we believe that this declaration of event of default and acceleration will have no adverse effect on the tentative settlement agreement reached with the Trustee and the Committee. However, in the event Lodgian is unable to enter into definitive settlement agreements with the Trustee, the Trustee would be able to proceed with a judicial foreclosure sale of the properties pursuant to the requirements of Kansas law.
     Consistent with the tentative settlement agreement discussed above, on August 1, 2005, we did not make the scheduled tax note payments on these two hotels. This non-payment represents an event of default. Accordingly, as of June 30, 2005, the outstanding IRB obligation of $10.1 million and the outstanding tax note obligations of $0.3 million were listed as current liabilities on our consolidated balance sheet.
     The tentative settlement agreement reached on July 26, 2005 is subject to formal documentation. We cannot guarantee that a final settlement agreement will be reached, or that if reached, it will be on substantially the same terms as described above.
     At June 30, 2005, approximately 83% of our continuing operations mortgage debt (including current portion) bears interest at fixed rates and approximately 17% bears interest at a floating rate.
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
     To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate a hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.2% of gross room revenues, reservation system fees generally range from 1.0% to 2.6% of gross room revenues and club and restaurant fees range from 0% to 4.5%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.1% to 11.0% of gross room revenues. Total franchise fees through June 30, 2005 averaged 9.1% of gross room revenues for our continuing operations hotels.
     These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Condensed Consolidated Statement of Operations) for the three and six months ended June 30, 2005 and June 30, 2004 were as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited in thousands)
Continuing operation	$5,848	$5,703	$10,781	$10,810
Discontinued operations	536	863	960	1,595

	$6,384	$6,566	$11,741	$12,405

     During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, 5, 12 and 7 of our franchise agreements are scheduled to expire in 2005, 2006, and 2007, respectively. For 2005, three of the five scheduled expirations (Holiday Inn Lawrence, Holiday Inn Manhattan and Holiday Inn Columbus) relate to hotels which we expect to sell or surrender to the lenders. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
     If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements, and which could materially and adversely affect us. Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will either select an alternative franchisor or operate the hotel without a franchise affiliation. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures. Our loan agreements generally prohibit us from operating a hotel without a franchise.
     As of August 1, 2005, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional ten hotels summarized as follows:
a)	Three of these hotels are held for sale;

b)	Eight of the remaining hotels either recently completed a major renovation, are undergoing a major renovation or a major renovation is planned. The total cost of the renovations is projected to be $25.6 million of which $8.9 million has been spent;

c)	One of the remaining hotels has a franchise agreement that expires in 2006 and is expected to be renovated upon selection of a new franchise. The total cost of the renovation will not be known until the franchisor inspects the property;

d)	Two of the remaining hotels are currently above the required franchise thresholds. One of these hotels must remain above those levels until February 2006 to receive a “clean slate” letter, and the other hotel must remain above those levels until September 2005 to receive a cure letter;

e)	One of the remaining hotels is expected to be surrendered to the lender;

f)	One of the remaining hotels is being evaluated to determine if we will complete the renovation to retain the existing franchise or refranchise it under an alternate brand; and

g)	The remaining two hotels must operate above required thresholds through August 2008 to receive “clean slate” letters.
     We cannot be certain that we will be able to complete our action plans, which in aggregate are estimated to cost approximately $12.5 million, of which $6.2 million is reserved with our lenders, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. We believe we are in compliance with our other franchise agreements in all material respects. While we can give no assurance that the steps taken to date, and planned to be taken during the balance of 2005, will return the properties to full compliance, we believe that we will make significant progress and we intend to continue to give franchise agreement compliance a high level of attention. The 18 hotels that are either in default or non-compliance under the respective franchise agreement are part of the collateral security for $396.6 million of mortgage debt at August 1, 2005, due to cross-collateralization provisions.
     In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of August 1, 2005, we have not completed the required capital expenditures for 13 hotels in accordance with the stipulations and estimate that completing those improvements will cost $4.8 million, of which $3.7 million is reserved with our lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 9 of these hotels aggregating $3.3 million of the $4.8 million.
     In March 2005, we entered into letter agreements with IHG for our Holiday Inns in Strongsville, OH, Monroeville, PA and Washington-Meadowlands, PA which extends the deadline for us to complete renovations on these hotels. The letter agreements require us to complete various phases of the renovations by agreed-upon milestone dates. The capital expenditures related to these three hotels total $10.9 million, $3.5 million of which is reserved with our lenders. The agreed upon completion date for these three hotels is October 31, 2005, and we are subject to monetary penalties if we do not comply with the agreed upon milestone and completion dates. In addition, IHG may elect to terminate the franchise agreements for these three hotels if the renovations have not been completed, and in the event of a termination, we may be subject to liquidated damages. We anticipate that we will be able to meet these milestone and completion deadlines.
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
     To comply with the requirements of our franchisors, to improve our competitive position in individual markets, and repair hurricane damaged hotels, we plan to spend $85.4 million on our hotels in 2005. This includes committed hurricane repair capital expenditures of approximately $44.0 million, much of which we anticipate will be covered by insurance proceeds. This will substantially complete all of our deferred renovations. We spent $35.2 million on capital expenditures during 2004 on our continuing operations hotels.

  Letters of Credit
     As of June 30, 2005, we had one irrevocable letter of credit for $3.4 million outstanding, fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company. This letter of credit will expire in November 2005. We may be required to renew the letter of credit beyond that date at the same or a higher amount.
   Self-insurance
     We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, workers’ compensation, auto liability and other forms of insurance. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively affected. As of June 30, 2005, and December 31, 2004, we had approximately $12.2 million and $11.4 million accrued for these liabilities, respectively.
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
  Casualty losses
     During August and September 2004, eight of our hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) remain closed. The Crowne Plaza West Palm Beach hotel is expected to reopen in the 2005 fourth quarter and the Holiday Inn Melbourne hotel is expected to reopen in 2006 first quarter, respectively. All properties in our portfolio are covered by property casualty and business interruption insurance.
     With regard to physical property damage, we are recognizing repair expenses related to hurricane damage as we incur them. We have also written off the net book value (“NBV”) of the assets that were destroyed by the hurricane. As the combined repair expenses and NBV write-offs exceed the relevant insurance deductibles, we have recorded a receivable from the insurance carriers. For the three months ended June 30, 2005, we incurred approximately $28,000 in hurricane repair charges. For the six months ended June 30, 2005, we incurred $0.1 million in hurricane repair charges mainly representing $0.1 million in additional deductible costs. Hurricane costs incurred to date (including costs incurred September 2004 to December 2004) total $2.1 million for hurricane repair costs, $3.7 million written off in NBV of destroyed assets, and we have recorded a $3.3 million receivable due from the insurance company for amounts that exceed the deductibles, which results in a cumulative $2.5 million casualty loss as a result of the hurricanes. For the first six months of 2005, $15.8 million was released from our insurance carrier ($17.8 million in total) as advances for repairs on our Crowne Plaza West Palm Beach, Holiday Inn Melbourne, Holiday Inn Winter Haven, Holiday Inn Express Pensacola and Holiday Inn Pensacola University Mall hotels. All advances are forwarded to our lenders from which we receive reimbursements as we incur hurricane-related repair and capital expenditures. For the three months ended June 30, 2005, we received $7.6 million from our lenders for hurricane-related reimbursements. For the six months ended June 30, 2005, we received $12.7 million from our lenders for hurricane-related reimbursements. Cumulatively, since September 2004 when the first hurricane losses occurred through June 30, 2005, we have received $14.2 million from our lenders for hurricane-related reimbursements.
     We have filed business interruption claims for both hotels for the September through December 2004 period and for the January through June 2005 period. Through June 30, 2005, we have received and recorded as other income $1.7 million in business interruption proceeds which relate to business losses for 2004.
  Litigation

     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection were limited to the amounts approved by the Bankruptcy Court for settlement of such claims and were payable out of a reserve for allowed claims that was recorded on our balance sheet. On July 26, 2004, the Preferred Stock was redeemed and cash of $2.2 million replaced the Preferred Stock shares held in the disputed claims reserve. Accordingly, when this liability was established it reduced Additional Paid-in Capital and did not flow through our Consolidated Statement of Operations. On June 30, 2005, we completed the final distribution for our bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to Additional Paid-in Capital in our Consolidated Statement of Stockholders’ Equity.
8. New Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on June 15, 2005 did not have a material effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123(R) was originally effective for periods beginning after June 15, 2005, however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company does not expect the adoption to have a material impact on its results of operations or financial position.
9. Subsequent Events
Appointment of President
     On July 15, 2005, Lodgian appointed Edward J. Rohling as president and W. Thomas Parrington resigned as president while remaining a member of the board of directors and the Company’s chief executive officer. Mr. Parrington will remain as chief executive officer through a transition period, after which the Company expects Mr. Rohling to assume Mr. Parrington’s duties as chief executive officer.
     Mr. Rohling and the Company entered into an employment agreement on July 12, 2005. The employment agreement term commences July 15, 2005 and continues through 2008. It provides for a base salary of $550,000 plus increases of not less than 5% per year, as well as minimum bonuses of $110,000 for 2005 and $220,000 for each of 2006, 2007 and 2008. The agreement further provides for a signing bonus of $594,000 in cash and 75,000 shares of restricted stock issued under the Company’s Amended and Restated 2002 Stock Incentive Plan. Half of the shares will vest on July 15, 2006 and the balance on July 15, 2007. The employment agreement also provides for additional cash and equity bonuses during the life of the contract, depending upon the achievement of certain goals and objectives, and for additional compensation in the event of a change in control of the Company for a price at a specified premium in excess of stated price thresholds. The employment agreement provides that Mr. Rohling will be promoted to be chief executive officer of the Company on or before July 1, 2006.
     Under the employment agreement, Mr. Rohling will be paid or reimbursed up to $100,000 in expenses associated with his relocation to Atlanta. The employment agreement contains severance benefits in the event of a termination without cause or a resignation for good reason (each as defined in the employment agreement), including the continuance of base salary for the lesser of two years or the balance of the term of the employment agreement, the acceleration of vesting of any unvested shares of restricted stock, and, if certain targets are achieved, a performance bonus and/or an equity award. In the event of nonrenewal of the employment agreement after December 31, 2008, Mr. Rohling’s unvested shares of restricted stock will vest, and he will be eligible to receive his final performance-based equity award and cash bonus, contingent upon the achievement of certain targets and goals.
     Under the employment agreement, Mr. Rohling has agreed to nondisclosure covenants and to a covenant not to compete with the Company within a limited geographic area, during the term of the employment agreement and for six months thereafter.

Amendment to Employment Agreement
     On August 3, 2005, W. Thomas Parrington, our chief executive officer, and the Company entered into an amendment of Mr. Parrington’s employment agreement. The amendment changes the expiration date of the agreement from July 15, 2006 to December 31, 2005. The amendment further gives the Company the option to terminate Mr. Parrington’s employment and\or ask him to resign as a member of the board of directors prior to the new expiration date of the employment agreement. In exchange, the Company has agreed to continue Mr. Parrington’s base salary through December 31, 2005, regardless of whether his employment terminates sooner. In addition, all of Mr. Parrington’s unvested restricted stock units and options will become immediately vested on December 31, 2005. Mr. Parrington’s unvested restricted stock units (which total 22,222 as of August 1, 2005) will be immediately convertible into an equal number of shares of common stock, and his unvested stock options (which total 11,111 as of August 1, 2005) will be exercisable for 30 days, at which time they will expire. The Company has also agreed to pay Mr. Parrington’s COBRA premiums under its major medical group health plan through July 2006.
Sale of Two Hotels
     Between July 1, 2005 and August 1, 2005, the Company sold two hotels included in discontinued operations: the Holiday Inn in St. Louis, Missouri and the Holiday Inn Select in Niagara Falls, New York. The aggregate net proceeds of these two hotels were $16.7 million, of which $14.3 million was used to pay down debt.
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
Executive Overview
     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of August 1, 2005, we operated 80 hotels with an aggregate of 14,684 rooms, located in 30 states and Canada. Of the 80 hotels, 76 hotels, with an aggregate of 13,718 rooms, are part of our continuing operations including two hotels that we intend to sell or surrender to the lender, while four hotels, with an aggregate of 966 rooms are held for sale and classified in discontinued operations. Our current portfolio of 83 hotels consists of:
•	76 hotels that we wholly own and operate through subsidiaries;

•	three hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a minority interest and which we account for under the equity method.
     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we identified three additional hotels as held for sale. Between November 1, 2003 and June 30, 2005, we sold the office building, 16 of the 22 hotels and two of the three land parcels. Subsequent to June 30, 2005, we sold two additional hotels. As of August 1, 2005, our portfolio consisted of 80 hotels, 76 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).
Overview of Continuing Operations
     Below is an overview of our results of operations for the three months ended June 30, 2005, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues for the three months ended June 30, 2005 increased from the prior year despite the continued closure of two hotels for hurricane renovations and eight hotels under renovation during the quarter. We saw improvements in the three and six months ended June 30, 2005 ADR and RevPAR as compared to the same period in 2004 with positive growth in occupancy for the three months ended June 30, 2005. RevPAR for our continuing operations hotels, less the two hotels closed for hurricane damage, was up 7.1% with 70% of the growth coming from a 5% increase in ADR.

•	Operating expenses increased in the second quarter 2005 as compared to the second quarter 2004 as a result of higher revenues, an increase in workers’ compensation and group medical insurance claims, and brand-mandated upgrades in linen packages and property management systems. Corporate overhead expenses increased primarily due to the write-off of our investment and accounts receivable related to our 30%-owned Columbus hotel that we plan to surrender to the lender.

•	Interest expense was lower for 2005 as a significant portion of the costs incurred in the second quarter 2004 were related to our refinance completed in June 2004.

•	We recorded $1.0 million of impairment charges in the quarter primarily related to the write-down of the Holiday Inn, Hamburg, New York hotel to its estimated fair value based on a broker opinion.

•	Net income attributable to common stock was $1.9 million for the second quarter 2005 compared with a net loss of $7.2 million for the second quarter 2004. For the six months ended June 30, 2005, the net loss attributable to common stock was $5.2 million as compared to a net loss of $14.3 million for 2004.
Overview of Discontinued Operations
     Between November 1, 2003 and August 1, 2005, we sold 18 hotels, an office building, and two land parcels. Summarized below is certain financial data related to these sales:

($ in thousands)
Aggregate Sales Price	$88,610
Debt pay down (principal only)	$70,236
     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at June 30, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at June 30, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling prices are based on our experience with similar asset sales. During the three and six months ended June 30, 2005, we recorded impairment charges of $1.8 million and $3.7 million on assets held for sale, respectively. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, an active marketing plan to sell the asset at a reasonable price has been initiated and it is unlikely that significant changes to the plan to sell the asset will be made.
     While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2005 remain properly classified in accordance with SFAS No. 144.
     The results of operations of the other 75 hotels that we consolidate in our financial statements are reported in continuing operations. Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future with the exception of our two hotels in Kansas which will be sold or surrendered to the lender.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Also, our critical accounting policies and estimates are discussed in our Form 10-K, and we believe no changes have occurred.
Income Statement Overview
     The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the 75 consolidated hotels which we plan to retain in our portfolio for the foreseeable future with the exception of our two hotels in Kansas which will be sold or surrendered to the lender, for the three and six months ended June 30, 2005 and June 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended June 30, 2005 and June 30 2004.
Revenues – Continuing Operations

	Three months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
Revenues (unaudited $ in thousands):
Rooms	$64,497	$62,522	$1,975	3.2%
Food and beverage	18,817	19,167	(350)	(1.8)%
Other	2,671	2,760	(89)	(3.2)%

Total revenues	$85,985	$84,449	$1,536	1.8%

Occupancy	66.2%	65.1%		1.6%
ADR	$82.64	$78.94	$3.70	4.7%
RevPAR	$54.67	$51.38	$3.29	6.4%
     Second quarter 2005 revenues increased 1.8% despite the continued closure of two hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) for hurricane repairs and displacement at eight other hotels undergoing renovation during the quarter. Displacement refers to lost revenue and profit due to rooms out of order resulting from renovation or hurricane repairs. Second quarter 2004 room revenues for the Crowne Plaza West Palm Beach and Holiday Inn Melbourne were $2.8 million, food and beverage revenues were $1.0 million and other revenues were $0.1 million, for a total of $3.9 million decrease in revenues year over year. Displacement refers to lost revenue and profit due to rooms out of order resulting from renovation or hurricane repairs. The displaced revenue figures cited are only for the “hard” displacement that is documented when a hotel has sold all available rooms and denies additional reservations due to rooms out of order. The Company feels this method is conservative, as it does not account for the “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. The eight hotels under renovation resulted in $1.2 million in displaced room revenues and $1.4 million in total revenue displacement. Accordingly, for the three months ended June 30, 2005, total room revenue displacement was $4.0 million and total revenue displacement was $5.3 million.
     Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended June 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage on our continuing operations, the impact of renovations underway and completed, and the impact of branding, we have adjusted this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater then the average increase for all of our continuing operations hotels.

Hotel	Room		Three Months Ended
Count	Count		June 30, 2005	June 30, 2004	Change % Change
75	13,478	All Continuing Operations

		Occupancy	66.2%	65.1%		1.6%
		ADR	$82.64	$78.94	$3.70	4.7%
		RevPAR	$54.67	$51.38	$3.29	6.4%

73	12,964	Continuing Operations less two hotels closed due to hurricane damage

		Occupancy	66.2%	64.9%		2.0%
		ADR	$82.64	$78.68	$3.96	5.0%
		RevPAR	$54.67	$51.04	$3.63	7.1%
		RevPAR Index	97.5%	98.6%		(1.1)%

55	9,717	Continuing Operations less two hotels closed due to hurricane damage and hotels under renovation in the first & second quarters 2004 and 2005

		Occupancy	66.2%	64.0%		3.3%
		ADR	$80.57	$76.76	$3.81	5.0%
		RevPAR	$53.32	$49.16	$4.15	8.4%
		RevPAR Index	100.0%	100.5%		(0.5)%

21	3,013	Hotels completing major renovations in 2003 and 2004

		Occupancy	73.0%	68.0%		7.5%
		ADR	$87.36	$81.77	$5.59	6.8%
		RevPAR	$63.80	$55.57	$8.23	14.8%
		RevPAR Index	107.7%	104.1%		3.4%

16	1,845	Marriott Hotels

		Occupancy	74.8%	70.7%		5.8%
		ADR	$88.67	$82.78	$5.89	7.1%
		RevPAR	$66.34	$58.53	$7.80	13.3%
		RevPAR Index	118.4%	114.9%		3.1%

4	777	Hilton Hotels

		Occupancy	71.3%	70.2%		1.5%
		ADR	$96.77	$91.53	$5.24	5.7%
		RevPAR	$68.99	$64.29	$4.70	7.3%
		RevPAR Index	94.2%	94.8%		(0.7)%

45	8,830	IHG Hotels less two hotels closed due to hurricane damage

		Occupancy	66.5%	66.1%		0.6%
		ADR	$82.01	$77.96	$4.06	5.2%
		RevPAR	$54.52	$51.53	$2.99	5.8%
		RevPAR Index	94.3%	96.8%		(2.6)%

8	1,512	Other Brands and Independent Hotels

		Occupancy	51.1%	48.3%		5.8%
		ADR	$66.46	$67.98	($1.52)	(2.2)%
		RevPAR	$33.99	$32.86	$1.13	3.4%
		RevPAR Index	88.6%	86.7%		2.2%

     Lodgian’s competitive set RevPAR growth as compared to the industry has been trending positive over the past five quarters which, we believe, is a result of the improving condition of our hotel assets in the markets in which we operate. As shown in the following chart, in the first quarter 2004 the markets in which Lodgian operates grew RevPAR at only 58.4% of the U.S. industry average. By the second quarter 2005 the markets in which Lodgian operates grew RevPAR at 97.6% of the U.S. industry average Although our properties, due to renovation disruption, are not growing RevPAR as quickly as the markets in which we operate, we are encouraged that our markets are now behaving consistently with national averages as we complete our renovations and are poised to improve our RevPAR indices.

LGN Hotel		Lodgian
Count	Quarter	Comp Sets	Industry	Ratio
71	1st Qtr ’04	4.5%	7.7%	58.4%
71	2nd Qtr ’04	5.6%	8.6%	65.1%
71	3rd Qtr ’04	5.2%	6.4%	81.3%
71	4th Qtr ’04	7.6%	8.4%	90.5%
71	1st Qtr ’05	6.3%	7.2%	87.5%
71	2nd Qtr ’05	8.1%	8.3%	97.6%
Source: Smith Travel Research
Direct operating expenses – Continuing Operations

	Three months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Direct operating expenses:
Rooms	$17,632	$16,357	$1,275	7.8%
Food and beverage	13,062	12,477	585	4.7%
Other	2,098	2,038	60	2.9%

Total direct operating expenses	$32,792	$30,872	$1,920	6.2%

% of total revenues	38.1%	36.6%
     Direct operating expenses were 6.2% higher in the second quarter 2005 than in the second quarter 2004 and 38.1% of revenues as compared to 36.6% of revenues in 2004. Room expenses on a cost per occupied room (POR) basis were $22.59 in the second quarter 2005 as compared to $20.65 in the second quarter 2004. Room payroll and related benefits, on an actual POR basis, were $13.90 in the second quarter 2005 as compared to $13.03 in 2004, primarily due to increases in group medical and workers’ compensation costs as a result of higher claims experience. Other rooms expenses, on an actual POR basis, were $8.69 in the second quarter 2005 as compared to $7.62 in 2004. Increased costs for guest and operating supplies, guest loyalty programs, credit card commissions, reservation equipment and linen costs resulting from upgraded linen packages mandated by certain brands all contributed to the increase in other rooms costs.
Other operating expenses – Continuing Operations

	Three months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$5,403	$4,949	$454	9.2%
Advertising and promotion	4,163	3,678	485	13.2%
Franchise fees	5,849	5,703	146	2.6%
Repairs and maintenance	4,762	4,304	458	10.6%
Utilities	4,434	4,274	160	3.7%
Other expenses	82	8	74	925.0%

Total other hotel operating costs	$24,693	$22,916	$1,777	7.8%

Property and other taxes, insurance and leases	$5,810	$5,187	$623	12.0%
Corporate and other	5,870	4,691	1,179	25.1%
Casualty losses	28	—	28	n/m
Depreciation and amortization	6,867	6,797	70	1.0%
Impairment of long-lived assets	954	—	954	n/m

Total other operating expenses	$44,222	$39,591	$4,631	11.7%

% of total revenues	51.4%	46.9%
     Other hotel operating costs increased $1.8 million or 7.8% in the second quarter 2005 as compared to the same period in 2004 due to the following:
•	Hotel general and administrative costs increased $0.5 million or 9.2% primarily as a result of increased costs related to our property management system conversions, an increase in group medical insurance claims, and additional payroll costs;

•	Advertising and promotion costs increased $0.5 million or 13.2% primarily due to the addition of sales personnel and sales programs to promote our newly renovated properties and costs related to increased group medical insurance claims; and

•	Repairs and maintenance costs increased $0.5 million or 10.6% primarily due to higher costs related to our on-going renovation program and an increase in workers’ compensation and group medical insurance claims.
     Property and other taxes, insurance and leases increased $0.6 million or 12.0% as the 2004 expense was reduced by $0.7 million for the settlement of a deferred ground rent obligation.
     Corporate and other costs increased $1.2 million or 25.1% primarily due to the $0.9 million write-off of the accounts receivable related to our 30%-owned Columbus hotel which we intend to surrender to the lender. We do not consolidate this asset in our financial statements, and as a result, there was a receivable from the Columbus hotel on our consolidated financial statements for which we have fully reserved as of June 30, 2005.
     Charges for the impairment of long-lived assets of $1.0 million represent a $0.9 million on the Holiday Inn Hamburg, New York hotel due to its undiscounted cash flows being less than its carrying value and the resulting broker opinion of value requiring a write-down of the asset to its estimated fair value and a $0.1 million write-off of the net book value of assets that were replaced in the second quarter 2005.

Non-operating income (expenses) – Continuing Operations

	Three months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$1,729	$—	$1,729	n/m
Interest income and other	54	66	(12)	(18.2)%
Interest expense and other financing costs:
Preferred Stock dividend	—	(4,233)	(4,233)	(100.0)%
Interest expense	(6,912)	(19,507)	(12,595)	(64.6)%
Loss on preferred stock redemption	—	(1,592)	(1,592)	(100.0)%
Minority interests	120	71	49	69.0%
     Business interruption proceeds of $1.7 million in the second quarter 2005 represents the amounts received by us on business interruption claims that relate to the September 2004 through December 2004 time period for the two hotels closed for hurricane renovations.
     The Preferred Stock dividend costs in 2004 relate to the 12.25% annual dividend on the Preferred Stock issued on November 25, 2002. Preferred Stock dividend expense is zero in the second quarter 2005 as the Preferred Stock was redeemed in its entirety on July 26, 2004.
     Interest expense decreased $12.6 million for the second quarter 2005 as compared to the same period in 2004 as 2004 expenses include $1.9 million net cost of a swaption contract, prepayment penalties of $2.7 million paid to Merrill Lynch, $6.7 million write-off in deferred loan costs, and $0.8 million in loan origination costs on the new debt refinanced in the second quarter of 2004.
     Loss on preferred stock redemption costs of $1.6 million in 2004 represent the 4% prepayment premium on the Preferred Stock that was exchanged for common stock immediately following the consummation of our equity offering on June 25, 2004.
The analysis below compares the results of operations for the six months ended June 30, 2005 and June 30, 2004.
Revenues – Continuing Operations

	Six months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
Revenues (unaudited, $ in thousands ):
Rooms	$118,958	$118,572	$386	0.3%
Food and beverage	33,718	35,394	(1,676)	(4.7)%
Other	5,163	5,460	(297)	(5.4)%

Total revenues	$157,839	$159,426	$(1,587)	(1.0)%

Occupancy	62.4%	62.6%		(0.4)%
ADR	$81.28	$77.80	$3.48	4.5%
RevPAR	$50.70	$48.72	$1.98	4.1%
     Revenues for the first six months of 2005 decreased 1% primarily due to the continued closure of two hurricane damaged hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne), displacement related to renovations at three other hurricane damaged hotels and displacement at ten hotels undergoing renovation during this period. Room revenues for the Crowne Plaza West Palm Beach and Holiday Inn Melbourne for the six months ended June 30, 2004, were $6.4 million, food and beverage revenues were $2.1 million and other revenues were $0.2 million, for a total decrease in revenues of $8.7 million from 2004. Total revenue displacement, primarily consisting of room revenue displacement, for the three other hurricane-damaged hotels was $0.1 million. The hotels under renovation during this period resulted in $2.1 million of displaced room revenues and $2.5 million in total revenues. Accordingly, for the six months ended June 30, 2005, total room revenue displacement for the hurricane-damaged or closed hotels and hotels under renovation was $8.6 million and total revenue displacement was $11.3 million.

     Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the six months ended June 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage on our continuing operations, the impact of renovations underway and completed, and the impact of branding, we have adjusted this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater then the average increase for all of our continuing operations hotels.

Hotel	Room		Six Months Ended
Count	Count		June 30, 2005	June 30, 2004	Change % Change
75	13,478	All Continuing Operations

		Occupancy	62.4%	62.6%		(0.4)%
		ADR	$81.28	$77.80	$3.49	4.5%
		RevPAR	$50.70	$48.72	$1.98	4.1%

73	12,964	Continuing Operations less two hotels closed due to hurricane damage

		Occupancy	62.4%	62.2%		0.3%
		ADR	$81.28	$77.08	$4.21	5.5%
		RevPAR	$50.70	$47.92	$2.78	5.8%
		RevPAR Index	99.0%	100.1%		(1.1)%

55	9,717	Continuing Operations less two hotels closed due to hurricane damage and hotels under renovation in the first & second quarters 2004 and 2005

		Occupancy	62.0%	60.9%		1.9%
		ADR	$79.28	$75.55	$3.73	4.9%
		RevPAR	$49.16	$45.97	$3.19	6.9%
		RevPAR Index	100.9%	101.3%		(0.4)%

21	3,013	Hotels completing major renovations in 2003 and 2004

		Occupancy	71.1%	68.1%		4.5%
		ADR	$88.62	$82.72	$5.90	7.1%
		RevPAR	$63.03	$56.31	$6.72	11.9%
		RevPAR Index	110.6%	106.9%		3.5%

16	1,845	Marriott Hotels

		Occupancy	70.9%	68.6%		3.4%
		ADR	$87.33	$82.10	$5.23	6.4%
		RevPAR	$61.93	$56.32	$5.61	10.0%
		RevPAR Index	121.2%	117.8%		2.9%

4	777	Hilton Hotels
		Occupancy	66.2%	64.4%		2.8%
		ADR	$95.71	$89.98	$5.73	6.4%
		RevPAR	$63.34	$57.93	$5.41	9.3%
		RevPAR Index	96.5%	93.4%		3.3%

45	8,830	IHG Hotels less two hotels closed due to hurricane damage

		Occupancy	63.0%	63.1%		(0.2)%
		ADR	$80.40	$76.49	$3.91	5.1%
		RevPAR	$50.61	$48.27	$2.34	4.8%
		RevPAR Index	96.6%	99.0%		(2.4)%

8	1,512	Other Brands and Independent Hotels

		Occupancy	46.6%	48.2%		(3.3)%
		ADR	$66.53	$64.51	$2.02	3.1%
		RevPAR	$30.99	$31.08	($0.09)	(0.3)%
		RevPAR Index	81.7%	84.7%		(3.6)%

Direct operating expenses – Continuing Operations

	Six months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Direct operating expenses:
Rooms	$33,127	$31,814	$1,313	4.1%
Food and beverage	24,044	23,768	276	1.2%
Other	4,029	3,968	61	1.5%

Total direct operating expenses	$61,200	$59,550	$1,650	2.8%

% of total revenues	38.8%	37.4%
     Direct operating expenses increased $1.7 million or 2.8% in the first six months of 2005 and as a percentage of revenues increased to 38.8% from 37.4% for the same period in 2004. Room expenses on a cost per occupied room (POR) basis were $22.63 in the first six months of 2005 as compared to $20.87 in the same period in 2004. Rooms payroll and related benefits, on an actual POR basis, were $14.02 in the first six months of 2005 as compared to $13.24 in 2004. Other rooms expenses, on an actual POR basis, were $8.61 in the first six months of 2005 as compared to $7.63 in 2004, primarily due to increased costs in linen expense resulting from upgraded linen packages mandated by certain brands, increased guest and operating supplies, and increased guest loyalty program expenses.
Other operating expenses – Continuing Operations

	Six months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$11,052	$10,144	$908	9.0%
Advertising and promotion	8,217	7,564	653	8.6%
Franchise fees	10,781	10,810	(29)	(0.3)%
Repairs and maintenance	8,955	8,545	410	4.8%
Utilities	9,410	9,060	350	3.9%
Other expenses	177	(11)	188	n/m

Total other hotel operating costs	$48,592	$46,112	$2,480	5.4%

Property and other taxes, insurance and leases	$11,499	$10,747	$752	7.0%
Corporate and other	10,528	9,025	1,503	16.7%
Casualty losses	132	—	132	n/m
Depreciation and amortization	13,524	13,468	56	0.4%
Impairment of long-lived assets	2,609	—	2,609	n/m

Total other operating expenses	$86,884	$79,352	$7,532	9.5%

% of total revenues	55.0%	49.8%
     Other hotel operating costs increased $2.5 million or 5.4% in the six months ended June 30, 2005 as compared to the same period in 2004 due to the following:
•	Hotel general and administrative costs increased $0.9 million or 9.0% primarily as a result of increased costs related to our property management system conversions, an increase in group medical insurance claims, additional payroll costs and an increase in vacation pay accruals; and

•	Advertising and promotion costs increased $0.7 million or 8.6% primarily due to the addition of sales personnel and sales programs to promote our newly renovated properties and added costs related to increased group medical insurance claims.
     Property and other taxes, insurance and leases costs increased $0.8 million or 7.0% for the first six months of 2005 primarily as the 2004 expense was reduced by $0.7 million for the settlement of a deferred ground rent obligation.

      Corporate and other costs increased $1.5 million or 16.7% primarily due to $0.3 million of severance costs and succession planning professional fees and the $0.9 million write-off of the receivable from the 30% minority owned Holiday Inn City Center Columbus, Ohio hotel, which we do not consolidate on our financial statements as it is accounted for under the equity method of accounting.
      Charges for the impairment of long-lived assets of $2.6 million represent a $0.2 million write-off of the net book value of assets that were replaced in the first six months of 2005, a $1.6 million impairment charge on the Holiday Inn Lawrence hotel due to a reduced fair value appraisal on this hotel, and a $0.9 million on the Holiday Inn Hamburg, New York hotel due to its undiscounted cash flows being less than its carrying value and the resulting broker opinion of value requiring a write-down of the asset to its estimated fair value.
Non-operating income (expenses) – Continuing Operations

	Six months ended
	June 30, 2005	June 30, 2004	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$1,729	$—	$1,729	n/m
Interest income and other	225	109	116	106.4%
Interest expense and other financing costs:
Preferred Stock dividend	—	(8,518)	(8,518)	(100.0)%
Interest expense	(13,894)	(27,531)	(13,637)	(49.5)%
Loss on preferred stock redemption	—	1,592	(1,592)	(100.0)%
Minority interests	(25)	218	(243)	(111.5)%
     Business interruption proceeds of $1.7 million represents the amount received for business interruption claims from September 2004 to December 2004 on the two hotels that are closed for hurricane renovations.
     The Preferred Stock dividend relates to the 12.25% annual dividend on the Preferred Stock issued on November 25, 2002. Preferred Stock dividend expense is zero in the first six months of 2005 as the Preferred Stock was redeemed in its entirety on July 26, 2004.
     Interest expense decreased $13.6 million for the first six months of 2005 as compared to the same period in 2004 because the 2004 expenses reflect the costs associated with the debt refinance we completed on June 25, 2004 and the resultant write-off of the previously capitalized deferred loan costs.
     Loss on preferred stock redemption costs of $1.6 million in 2004 represent the 4% prepayment premium on the Preferred Stock that was exchanged for common stock immediately following the consummation of our equity offering on June 25, 2004.
Results of Operations — Discontinued Operations

     During second quarter 2005, we sold one hotel for a gross sales price of $4.0 million and applied the net proceeds to pay down debt. For the six months ended June 30, 2005, we sold four hotels for a gross sales price of $13.5 million, and applied the net proceeds to pay down debt. The aggregate gain from the sale of the assets in 2005 was $2.0 million.
     Impairment was recorded on assets held for sale in the three and six months ended June 30, 2005 and June 30, 2004. The $1.8 million impairment of long-lived assets held for sale recorded in the second quarter 2005 represents the write-down of two hotels held for sale, the net book value of assets held for sale that were replaced in the first quarter 2005 and adjustments to recapture previously recorded impairment on two hotels. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during the second quarter of 2005, we recorded impairment losses as follows:
a)	an additional $0.6 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered estimated selling price of the hotel; and

b)	an additional $1.3 million on the Holiday Inn St. Louis North, MO to reflect the reduced selling price on this hotel.
     The impairment of long-lived assets held for sale of $0.5 million recorded in second quarter 2004 represents the write-down of two hotels held for sale. As a result of these evaluations, during the first quarter of 2004 we recorded impairment losses as follows:
a)	$0.2 million on the Downtown Plaza Hotel Cincinnati, OH hotel to adjust for the further reduction in the estimated selling price of this hotel; and

b)	$0.3 million on the Holiday Inn Morgantown, WV to adjust for the further reduction in the estimated selling price of this hotel.
Income taxes
     At December 31, 2004, we had available net operating loss carryforwards of approximately $314 million for federal income tax purposes, including an estimated current year tax loss of $75 million, which will expire in 2005 through 2024. The recently concluded equity offering resulted in an Internal Revenue Code (IRC) Section 382 change of ownership, limiting the Company’s ability to utilize these losses. As a result of the application of IRC Section 382, our ability to use these net operating loss carryforwards is subject to an annual limitation of approximately $8.3 million. Due to these and other limitations, a portion or all of the net operating loss carryforwards will likely expire unused. At December 31, 2004, we established a valuation allowance of $145.2 million to fully offset our net deferred tax asset.
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

     The following table presents EBITDA from continuing operations, a non-GAAP measure, for the three and six months ended June 30, 2005 and June 30, 2004, and provides a reconciliation with the income (loss) from continuing operations, a GAAP measure:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited in thousands)
Continuing operations:
Income (loss) from continuing operations	$3,655	$(11,427)	$(2,295)	$(17,377)
Depreciation and amortization	6,867	6,797	13,524	13,468
Interest income	(205)	(80)	(425)	(128)
Interest expense	6,912	19,507	13,894	27,531
Preferred stock dividends	—	4,233	—	8,518
Loss on preferred stock redemption	—	1,592	—	1,592
Provision for income taxes — continuing operations	67	76	135	151

EBITDA from continuing operations	$17,296	$20,698	$24,833	$33,755

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statement of operations	$52	$135	$162	$330
Impairment loss	954	—	2,609	—
Casualty losses - 2004 hurricane damage	28	—	132	—
Write-off of receivable from non-consolidated hotel	946	—	946	—
Write-off of investment in joint venture for non-consolidated hotel	170	—	170	—
Guaranty payments on Kansas properties	500	—	500	—
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
     The following table presents certain quarterly data for our continuing operations for the eight quarters ended June 30, 2005. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 75 hotels classified in continuing operations at June 30, 2005:

	Three months ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	($ in thousands)
Revenues:
Rooms	$64,497	$54,461	$50,672	$62,660	$62,522	$56,050	$50,726	$60,424
Food and beverage	18,817	14,901	19,258	16,656	19,167	16,227	18,513	16,092
Other	2,671	2,492	2,294	2,752	2,760	2,701	2,510	2,771

	85,985	71,854	72,224	82,068	84,449	74,978	71,749	79,287

Operating expenses:
Direct:
Rooms	17,632	15,494	15,648	17,895	16,357	15,457	15,441	16,945
Food and beverage	13,062	10,982	13,936	12,328	12,477	11,289	12,307	11,773
Other	2,098	1,930	1,842	2,052	2,038	1,931	2,132	1,968

	32,792	28,406	31,426	32,275	30,872	28,677	29,880	30,686

	53,193	43,448	40,798	49,793	53,577	46,301	41,869	48,601
Other operating expenses:
Other hotel operating costs	24,693	23,900	22,763	24,457	22,916	23,194	21,677	23,206
Property and other taxes, insurance and leases	5,810	5,690	5,037	5,416	5,187	5,561	5,118	5,929
Corporate and other	5,870	4,658	3,451	4,412	4,691	4,335	4,537	4,127
Casualty gains and losses	28	104	295	2,019	—	—	—	—
Depreciation and amortization	6,867	6,658	6,523	6,955	6,797	6,671	6,982	7,308
Impairment of long-lived assets	954	1,655	4,878	—	—	—	7,062	2

Other operating expenses	44,222	42,665	42,947	43,259	39,591	39,761	45,376	40,572

	8,971	783	(2,149)	6,534	13,986	6,540	(3,507)	8,029
Other income (expenses):
Business interruption insurance proceeds	1,729	—	—	—	—	—	—	—
Interest income and other	54	171	360	212	66	43	486	114
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	(866)	(4,233)	(4,285)	(4,065)	(4,027)
Other interest expense	(6,912)	(6,983)	(7,456)	(7,264)	(19,507)	(8,024)	(7,583)	(7,523)
Gain on asset dispositions	—	—	—	—	—	—	444	—
Loss on preferred stock redemption	—	—	—	(4,471)	(1,592)	—	—	—

Income (loss) before income taxes, reorganization items and minority interests	3,842	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(14,225)	(3,407)
Reorganization items	—	—	—	—	—	—	647	—

Income (loss) before income taxes and minority interest	3,842	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(13,578)	(3,407)
Minority interests	(120)	145	407	503	(71)	(147)	1,412	99

Income (loss) before income taxes — continuing operations	3,722	(5,884)	(8,838)	(5,352)	(11,351)	(5,873)	(12,166)	(3,308)
(Provision) benefit for income taxes — continuing operations	(67)	(67)	259	(337)	(76)	(76)	48	(76)

Income (loss) from continuing operations	3,655	(5,951)	(8,579)	(5,689)	(11,427)	(5,949)	(12,118)	(3,384)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,781)	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)	(262)
Income tax benefit (provision)	—	—	—	—	—	—	—	—

(Loss) income from discontinued operations	(1,781)	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)	(262)

Net income (loss)	1,874	(7,085)	(13,764)	(3,737)	(7,247)	(7,085)	(16,506)	(3,646)
Preferred stock dividend	—	—	—	—	—	—	—	—

Net income (loss) attributable to common stock	$1,874	$(7,085)	$(13,764)	$(3,737)	$(7,247)	$(7,085)	$(16,506)	$(3,646)

EBITDA Reconciliation of Continuing Operations
     The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified as continuing operations as of June 30, 2005, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three months ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	($ in thousands)
Continuing operations:
Income (loss) from continuing operations	$3,655	$(5,951)	$(8,579)	$(5,689)	$(11,427)	$(5,949)	$(12,118)	$(3,384)
Depreciation and amortization	6,867	6,658	6,523	6,955	6,797	6,670	6,982	7,308
Interest income	(205)	(220)	(346)	(176)	(80)	(48)	(196)	(72)
Interest expense	6,912	6,982	7,456	7,264	19,507	8,025	7,583	7,523
Preferred stock dividends	—	—	—	866	4,233	4,285	4,065	4,027
Loss on preferred stock redemption	—	—	—	4,471	1,592	—	—	—
Provision (benefit) for income taxes — continuing operations	67	68	(259)	337	76	76	(48)	76
EBITDA from continuing operations	$17,295	$7,537	$4,795	$14,028	$20,698	$13,059	$6,268	$15,478

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three Months Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$52	$110	$61	$67	$135	$195	$1,289	$320
Reorganization expenses	—	—	—	—	—	—	(647)	—
Impairment loss	954	1,655	4,878	—	—	—	7,062	2
Gain on asset dispositions	—	—	—	—	—	—	(444)	—
Casualty losses - 2004 hurricane damage	28	104	294	2,019	—	—	—	—
Adjustments to bankruptcy claims reserves	—	—	(38)	—	—	—	(302)	—
Write-off of receivable from non-consolidated hotel	946	—	—	—	—	—	—	—
Write-off of investment in subsidiary for non-consolidated hotel	170	—	—	—	—	—	—	—
Guaranty payments on Kansas properties	500	—	—	—	—	—	—	—
Hotel data by market segment and region
     Hotel data by market segment
     The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the three and six months ended June 30, 2005 and June 30, 2004, by market segment and the capital expenditures for the six months ended June 30, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) is excluded since we do not have comparative figures for the three months ended June 30, 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.

Combined Continuing and Discontinued Operations — 77 hotels (excludes Pinehurst, West Palm Beach and Melbourne hotels)

	Capital expenditures	Three months ended		Six months ended
	Six Months Ended	June 30, 2005	June 30, 2004	June 20, 2005	June 30, 2004
	June 30, 2005
	(in thousands $)
Upper Upscale
Number of properties	$252	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.4%	72.0%	69.7%	68.0%
Average daily rate		$100.82	$95.43	$100.55	$94.87
RevPAR		$73.02	$68.74	$70.11	$64.53

Upscale
Number of properties	6,912	18	16	18	16
Number of rooms		3,322	2,779	3,322	2,779
Occupancy		70.2%	67.7%	67.3%	67.1%
Average daily rate		$87.31	$85.14	$88.52	$85.58
RevPAR		$61.31	$57.67	$59.57	$57.46

Midscale with Food & Beverage
Number of properties	16,498	43	45	43	45
Number of rooms		8,432	8,857	8,432	8,857
Occupancy		63.0%	63.2%	58.3%	59.4%
Average daily rate		$78.83	$75.95	$76.38	$73.49
RevPAR		$49.69	$48.02	$44.50	$43.69

Midscale without Food & Beverage
Number of properties	1,434	9	9	9	9
Number of rooms		1,067	1,067	1,067	1,067
Occupancy		67.6%	63.5%	63.9%	60.3%
Average daily rate		$65.92	$60.99	$65.22	$61.13
RevPAR		$44.57	$38.76	$41.71	$36.85

Economy
Number of properties	617	1	0	1	0
Number of rooms		126	0	126	0
Occupancy		54.5%	0.0%	60.3%	0.0%
Average daily rate		$61.33	$0.00	$66.37	$0.00
RevPAR		$33.43	$0.00	$40.04	$0.00

Independent Hotels
Number of properties	14	2	3	2	3
Number of rooms		291	535	291	535
Occupancy		41.5%	43.4%	35.7%	39.1%
Average daily rate		$68.87	$67.19	$66.98	$63.18
RevPAR		$28.61	$29.14	$23.93	$24.71

All Hotels
Number of properties	25,727	77	77	77	77
Number of rooms		14,063	14,063	14,063	14,063
Occupancy		65.1%	63.9%	61.0%	60.8%
Average daily rate		$81.14	$77.81	$80.07	$76.35
RevPAR		$52.83	$49.72	$48.88	$46.40
Continuing Operations — 73 hotels (excludes Pinehurst, West Palm Beach, Melbourne and held for sale hotels)

	Capital expenditures	Three months ended		Six months ended
	Six Months Ended	June 30, 2005	June 30, 2004	June 20, 2005	June 30, 2004
	June 30, 2005
	(in thousands $)
Upper Upscale
Number of properties	$252	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		72.4%	72.0%	69.7%	68.0%
Average daily rate		$100.82	$95.43	$100.55	$94.87
RevPAR		$73.02	$68.74	$70.11	$64.53

Upscale
Number of properties	6,912	18	16	18	16
Number of rooms		3,322	2,779	3,322	2,779
Occupancy		70.2%	67.7%	67.3%	67.1%
Average daily rate		$87.31	$85.14	$88.52	$85.58
RevPAR		$61.31	$57.67	$59.57	$57.46

Midscale with Food & Beverage
Number of properties	16,363	40	41	40	41
Number of rooms		7,607	7,639	7,607	7,639
Occupancy		63.7%	65.5%	59.3%	62.2%
Average daily rate		$80.54	$76.64	$77.76	$74.11
RevPAR		$51.33	$50.23	$46.09	$46.07

Midscale without Food & Beverage
Number of properties	1,172	8	6	8	6
Number of rooms		926	692	926	692
Occupancy		70.2%	63.3%	67.8%	60.8%
Average daily rate		$67.16	$63.51	$66.29	$63.90
RevPAR		$47.17	$40.20	$44.91	$38.82

Economy
Number of properties	617	1	0	1	0
Number of rooms		126	0	126	0
Occupancy		54.5%	0.0%	60.3%	0.0%
Average daily rate		$61.33	$0.00	$66.37	$0.00
RevPAR		$33.43	$0.00	$40.04	$0.00

Independent Hotels
Number of properties	14	2	6	2	6
Number of rooms		291	1,162	291	1,162
Occupancy		41.5%	45.1%	35.7%	43.1%
Average daily rate		$68.87	$66.50	$66.98	$62.79
RevPAR		$28.61	$29.97	$23.93	$27.10

All Hotels
Number of properties	25,330	73	73	73	73
Number of rooms		13,097	13,097	13,097	13,097
Occupancy		65.8%	64.5%	62.0%	61.8%
Average daily rate		$82.45	$78.55	$81.20	$76.96
RevPAR		$54.26	$50.65	$50.39	$47.59
     The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Holiday Inn, Holiday Inn Select, and Quality Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn

          Hotel data by region
     The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the three and six months ended June 30, 2005 and June 30, 2004, by region and the capital expenditures for the six months ended June 30, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) is excluded since we do not have comparative figures for the six months ended June 30, 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.
     Combined Continuing and Discontinued Operations — 77 hotels (excludes Pinehurst, West Palm Beach and Melbourne hotels)

	Capital expenditures	Three months ended		Six months ended
	Six Months Ended	June 30, 2005	June 30, 2004	June 20, 2005	June 30, 2004
	June 30, 2005
	(in thousands $)
Northeast Region
Number of properties	$11,577	28	28	28	28
Number of rooms		5,155	5,155	5,155	5,155
Occupancy		68.5%	69.2%	62.4%	64.0%
Average daily rate		$90.31	$85.60	$87.92	$83.30
RevPAR		$61.82	$59.23	$54.89	$53.34

Southeast Region
Number of properties	10,699	26	26	26	26
Number of rooms		4,297	4,297	4,297	4,297
Occupancy		62.4%	60.4%	58.8%	57.7%
Average daily rate		$73.90	$71.68	$70.84	$67.54
RevPAR		$46.12	$43.29	$41.63	$38.99

Midwest Region
Number of properties	962	16	16	16	16
Number of rooms		3,295	3,295	3,295	3,295
Occupancy		63.3%	62.1%	57.8%	57.2%
Average daily rate		$73.98	$71.54	$74.56	$72.30
RevPAR		$46.81	$44.43	$43.09	$41.38

West Region
Number of properties	2,488	7	7	7	7
Number of rooms		1,316	1,316	1,316	1,316
Occupancy		65.4%	59.2%	71.2%	66.7%
Average daily rate		$83.49	$79.03	$89.23	$83.82
RevPAR		$54.61	$46.77	$63.54	$55.90

All Hotels
Number of properties	25,727	77	77	77	77
Number of rooms		14,063	14,063	14,063	14,063
Occupancy		65.1%	63.9%	61.0%	60.8%
Average daily rate		$81.14	$77.81	$80.07	$76.35
RevPAR		$52.83	$49.72	$48.88	$46.40
Continuing Operations — 73 hotels (excludes Pinehurst, West Palm Beach, Melbourne and held for sale hotels)

	Capital expenditures
	Six Months Ended
	June 30, 2005	Three months ended		Six months ended
	(in thousands $)	June 30, 2005	June 30, 2004	June 20, 2005	June 30, 2004
Northeast Region
Number of properties	$11,577	28	28	28	28
Number of rooms		5,155	5,155	5,155	5,155
Occupancy		68.5%	69.2%	62.4%	64.0%
Average daily rate		$90.31	$85.60	$87.92	$83.30
RevPAR		$61.82	$59.23	$54.89	$53.34

Southeast Region
Number of properties	10,319	23	23	23	23
Number of rooms		3,753	3,753	3,753	3,753
Occupancy		63.4%	60.7%	60.1%	58.9%
Average daily rate		$75.29	$72.51	$72.11	$68.21
RevPAR		$47.74	$43.99	$43.36	$40.15

Midwest Region
Number of properties	945	15	15	15	15
Number of rooms		2,873	2,873	2,873	2,873
Occupancy		64.4%	63.4%	59.7%	59.5%
Average daily rate		$76.20	$72.09	$76.17	$72.50
RevPAR		$49.05	$45.74	$45.45	$43.15

West Region
Number of properties	2,488	7	7	7	7
Number of rooms		1,316	1,316	1,316	1,316
Occupancy		65.4%	59.2%	71.2%	66.7%
Average daily rate		$83.49	$79.03	$89.23	$83.82
RevPAR		$54.61	$46.77	$63.54	$55.90

All Hotels
Number of properties	25,330	73	73	73	73
Number of rooms		13,097	13,097	13,097	13,097
Occupancy		65.8%	64.5%	62.0%	61.8%
Average daily rate		$82.45	$78.55	$81.20	$76.96
RevPAR		$54.26	$50.65	$50.39	$47.59
     The regions in the tables above are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
Liquidity and Capital Resources
  Working Capital
     We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, and existing cash balances. Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry or the failure of an individual carrier that does business with us also could materially and adversely affect the ability to collect on accounts receivable, and hence our liquidity. A further downturn in the airline industry or the failure of an individual carrier that does business with us could also affect revenues by decreasing the aggregate levels of demand for our hotels by airline industry employees. At June 30, 2005, airline receivables represented approximately 14.8% of our accounts receivable net of allowances.
     Between November 1, 2003 and August 1, 2005, we sold 18 hotels, one office building, and two land parcels and have another four hotels and one land parcel classified as assets held for sale. The aggregate sales price from the sale of the 18 hotels, the office building and two land parcels sold between November 1, 2003 and August 1, 2005, was $88.6 million and of the net proceeds $70.2 million was used to pay down debt and $11.9 million was used for general corporate purposes, including capital expenditures.
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
     On June 30, 2005 we completed the final distribution of shares and cash to general unsecured creditors in connection with the conclusion of our bankruptcy claim distribution process. Because our final distribution was less than the liability established at the time of the stock offering to pay such claims, we have relieved the excess liability and retired the stock issued to settle the claims. We do not anticipate any additional material charges related to our Chapter 11 bankruptcy filing.
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
     At June 30, 2005, we had a working capital deficit (current assets less current liabilities) of $11.1 million compared to a working capital surplus of $9.5 million at December 31, 2004. The decrease in working capital was primarily due to a decrease in current assets as we used cash for our renovation program and an increase in current liabilities of $15.8 million related to insurance advances received from our insurance carrier for property damage claims. In 2004 with the completion of our common stock offering, we received net proceeds that approximated $175.9 million, of which approximately $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage pursuant to requirements in our June 2004 Refinancing Debt agreements. A reserve of $22.7 million was funded for capital expenditures and a reserve of $3.0 million was funded for requirements related to a hotel ground lease that was ultimately resolved at approximately $1.8 million. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Series A Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve. As of June 30, 2005, we completed our final distribution related to our bankruptcy filing and relieved the excess liability related to our bankruptcy claims and credited Additional Paid in Capital.

     During the three and six months ended June 30, 2005 we spent approximately $22.3 million and $41.9 million, respectively, on capital expenditures. For the remainder of 2005 we expect to spend an additional $47.2 million on our continuing operations hotels, of which $23.5 million represents committed hurricane repair capital expenditures, much of which we anticipate will be covered by insurance proceeds, thereby completing substantially all of our deferred renovations.
     We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and the proceeds of asset sales will be sufficient to meet our liquidity needs for the next 24 months. Our ability to meet our short and long-term cash needs over the next 24 months is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improvement in our operating results, the successful implementation of our portfolio improvement strategy, including the sale of unencumbered non-core assets, and our ability to obtain third party sources of capital on favorable terms as and when needed. In the short term, we continue to diligently monitor our expenses and focus on the completion of our asset divesture program. Our future liquidity needs and sources of working capital are subject to uncertainty and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could lead to defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
Cash Flow
   Operating Activities
     Net cash provided by operating activities was $13.7 million for the first six months of 2005 as compared to net cash provided by operating activities of $14.7 million for the first six months of 2004.
  Investing Activities
     Net cash used in investing activities was $8.4 million for the first six months of 2005 as compared to net cash used in investing activities of $3.2 million in 2004. Capital improvements increased $27.9 million, proceeds from our dispositions program decreased by $21.0 million, withdrawals from capital expenditure escrows increased by $29.1 million as compared to the same period last year, and we received $15.8 million in insurance advances since January 1, 2005 to cover property damage to our hotels.
  Financing activities
     Net cash used in financing activities in the first six months of 2005 was $23.4 million, as compared to $147.8 million net cash provided by financing activities in 2004. Principal payments on long term debt were $26.4 million, $3.2 million of proceeds received with the financing of our Pinehurst, NC hotel, and $0.2 million for payments of deferred loan costs on this financing. Net cash provided by financing activities in 2004 is primarily the result of the equity offering and loan refinancing completed in June 2004.
Debt and Contractual Obligations
     See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2004 and Notes 6 and 7 to our Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.

Market Risk
     We are exposed to interest rate risks on our variable rate debt. At June 30, 2005 and December 31, 2004, we had outstanding variable rate debt of approximately $83.7 million and $102.7 million, respectively.
     On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and Lehman Financing. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at June 30, 2005.
     The fair value of the interest rate cap related to Refinanced Debt as of June 30, 2005 and December 31, 2004, was $1,500 and $31,000, respectively. The fair value of the interest rate cap was recognized on the balance sheet in other assets. Adjustments to the carrying value of the interest rate cap are reflected in interest expense.
     As a result of having the interest rate cap, we believe that our interest rate risk at June 30, 2005 and December 31, 2004 is minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate cap as of June 30, 2005 would be a reduction in net income of approximately $1,500. This derivative financial instrument is viewed as a risk management tool. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.
     At June 30, 2005, approximately $83.7 million of debt instruments outstanding were subject to changes in the LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million. The fair value of the fixed rate mortgage debt (book value $338.5. million) at June 30, 2005 is estimated at $340.3 million.
     The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of June 30, 2005 and December 31, 2004 would be approximately $10.4 million and $12.1 million, respectively.
Forward-looking Statements
     We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” and “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects are subject to many risks and uncertainties including the following:
•	The effects of regional, national and international economic conditions, including the magnitude and duration of the economic recovery in the United States;

•	Competitive conditions in the lodging industry and increases in room capacity;

•	The effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Our ability to complete capital improvement projects on budget and on time;

•	Seasonality of the hotel business;

•	The financial condition of the airline industry and its impact on air travel;

•	The effects of unpredictable weather such as hurricanes;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the Securities and Exchange Commission and the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	The short time that the public market for our new securities has existed;

•	The risks identified under “Risks Related to Our Business” and “Risks Relating to Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2004; and

•	Our ability to collect insurance proceeds for both property damage and business interruption claims related to damage caused by hurricanes to certain hotels.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
     a) Based on an evaluation of our disclosure controls and procedures carried out as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     b) During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. We completed our final bankruptcy distribution on June 30, 2005 and any excess amounts that remained in the reserve for allowed claims were credited to Additional Paid-in Capital. We do not anticipate any material charges related to the bankruptcy filing in the future.
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

LODGIAN, INC.

Date: August 9, 2005	By:	/s/ W. THOMAS PARRINGTON

W. Thomas Parrington
Chief Executive Officer

Date: August 9, 2005	By:	/s/ LINDA BORCHERT PHILP

Linda Borchert Philp
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

Exhibit
Number	Description
4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc., in favor of Column Financial, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.3	Lease Agreement, dated April 7, 1997, by and between CSB-Georgia Limited Partnership and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.4	First Amendment to Lease Agreement, dated as of May 8, 1998, by and between Cousins LORET Venture, L.L.C. and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.5	Second Amendment to Lease Agreement, dated as of June 7, 2000, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.6	Third Amendment to Lease Agreement, dated as of April 1, 2002, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.7	Fourth Amendment to Lease Agreement, dated as of April 28, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.8	Fifth Amendment to Lease Agreement, dated as of December 23, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.9	Sixth Amendment to Lease Agreement, dated as of July 11, 2005, by and between ND Properties, Inc. and Lodgian, Inc.**

10.10	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.11	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the

Exhibit
Number	Description
Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.12	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.13	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.14	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.15	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.16	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.17	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.18	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.19	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.20	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.21	Employment Agreement with W. Thomas Parrington, dated December 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.22	Amendment to Employment Agreement between, Lodgian, Inc. and W. Thomas Parrington, dated August 3, 2005.**

10.23	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.24	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended

Exhibit
Number	Description
March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.25	Letter Agreement, dated January 21, 2005, between Thomas W. Parrington and Lodgian, Inc. related to Mr. Parrington’s waiver of his 2004 annual performance bonus. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.26	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.27	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.28	Release Agreement, dated January 31, 2005, between Manuel E. Artime and Lodgian, Inc. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.29	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.30	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).

10.31	Executive Employment Agreement between Lodgian, Inc. and Linda B. Philp, dated February 7, 2005. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.32	Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.33	Incentive Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.34	Incentive Stock Option Award Agreement, dated February 28, 2005, between Daniel G. Owens and Lodgian, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.35	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005. **

10.36	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005.**

10.37	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.38	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.39	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.40	Form of Restricted Stock Award Agreement.**

Exhibit
Number	Description
10.41	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.42	Amendment No. 1 to the Lodgian, Inc. 401(k) Plan (As Amended and Restated Effective September 1, 2003) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.43	Amendment No. 2 to the Lodgian, Inc. 401(K) Plan dated March 24, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.44	Amendment No. 3 to the Lodgian, Inc. 401(K) Plan dated April 28, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.45	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**     Filed herewith.