Form 10-Q
period 2005-09-30
LODGIAN INC
filed 2005-11-09
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period ended September 30, 2005
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
     (Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑       No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2005
Common	24,586,465

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,737	$36,234
Cash, restricted	14,627	9,840
Accounts receivable (net of allowances: 2005 - $1,374; 2004 - $684)	11,070	7,967
Insurance receivable	6,005	3,280
Inventories	6,777	6,293
Prepaid expenses and other current assets	19,788	17,232
Assets held for sale	6,516	30,528

Total current assets	74,520	111,374

Property and equipment, net	603,469	569,371
Deposits for capital expenditures	21,340	34,787
Other assets	6,595	7,775

	$705,924	$723,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,637	$10,957
Other accrued liabilities	34,438	31,475
Advance deposits	2,137	1,638
Insurance advances	17,834	2,000
Current portion of long-term liabilities	20,633	25,290
Liabilities related to assets held for sale	912	30,541

Total current liabilities	88,591	101,901

Long-term liabilities	381,513	393,143

Total liabilities	470,104	495,044

Minority interests	2,731	1,629
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,608,405 and 24,579,255 issued at September 30, 2005 and December 31, 2004, respectively	246	246
Additional paid-in capital	308,980	306,943
Unearned stock compensation	(701)	(315)
Accumulated deficit	(77,442)	(81,941)
Accumulated other comprehensive income	2,232	1,777
Treasury stock, at cost, 21,633 and 7,211 shares at September 30, 2005 and December 31, 2004, respectively	(226)	(76)

Total stockholders’ equity	233,089	226,634

	$705,924	$723,307

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$65,946	$62,660	$184,904	$181,232
Food and beverage	16,706	16,656	50,424	52,050
Other	2,598	2,752	7,761	8,212

	85,250	82,068	243,089	241,494

Operating expenses:
Direct:
Rooms	17,959	17,895	51,086	49,709
Food and beverage	12,034	12,328	36,078	36,097
Other	2,030	2,052	6,059	6,020

	32,023	32,275	93,223	91,826

	53,227	49,793	149,866	149,668

Other operating expenses:
Other hotel operating costs	26,736	24,457	75,327	70,570
Property and other taxes, insurance, and leases	5,900	5,416	17,399	16,163
Corporate and other	6,039	4,412	16,567	13,437
Casualty losses	190	2,019	322	2,019
Depreciation and amortization	7,173	6,955	20,698	20,422
Impairment of long-lived assets	611	—	3,220	—

Other operating expenses	46,649	43,259	133,533	122,611

	6,578	6,534	16,333	27,057

Other income (expenses):
Business interruption insurance proceeds	6,094	—	7,823	—
Interest income and other	348	212	573	321
Interest expense and other financing costs:
Preferred stock dividend	—	(866)	—	(9,383)
Interest expense	(6,855)	(7,264)	(20,749)	(34,795)
Loss on preferred stock redemption	—	(4,471)	—	(6,063)

Income (loss) before income taxes and minority interests	6,165	(5,855)	3,980	(22,863)

Provision for income taxes — continuing operations	(13)	(337)	(148)	(488)
Minority interests	(1,127)	503	(1,102)	285

Income (loss) from continuing operations	5,025	(5,689)	2,730	(23,066)

Discontinued operations:
Income from discontinued operations before income taxes	4,684	1,952	1,769	4,996
Income tax benefit	—	—	—	—

Income from discontinued operations	4,684	1,952	1,769	4,996

Net income (loss) attributable to common stock	$9,709	$(3,737)	$4,499	$(18,070)

Net earnings per share attributable to common stock:
Basic	$0.40	$(0.15)	$0.18	$(1.77)

Diluted	$0.39	$(0.15)	$0.18	$(1.77)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other		Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity (Deficit)
	(Unaudited in thousands, except share data)
Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	$(76)	$226,634
Amortization of unearned stock compensation				397				397
Issuance of restricted shares			783	(783)				—
Vesting of restricted stock units	45,826							—
Release of surplus accrual on final settlement of bankruptcy claims			1,292					1,292
Retirement of disputed claims shares	(16,676)
Treasury stock (14,422 shares)							(150)	(150)
Other			(38)					(38)
Comprehensive income:
Net income					4,499			4,499
Currency translation adjustments (related taxes estimated at nil)						455		455

Total comprehensive income								4,954

Balance September 30, 2005	24,608,405	$246	$308,980	$(701)	$(77,442)	$2,232	$(226)	$233,089

The comprehensive income for the three months ended September 30, 2005 was $10.2 million.
The comprehensive loss for the three months and nine months ended September 30, 2004 was $3.7 million and $18.3 million, respectively.
Accumulated Other Comprehensive Income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited in thousands)
Operating activities:
Net income (loss)	$4,499	$(18,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,970	20,957
Impairment of long-lived assets	7,161	3,579
Amortization of unearned stock compensation	397	137
Preferred stock dividends	—	9,383
Loss on redemption of preferred stock	—	6,063
Casualty losses	227	2,019
Minority interests	1,102	(285)
Gain on asset dispositions	(6,850)	(9,204)
Write-off and amortization of deferred financing costs	922	10,595
Other	(242)	860
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,916)	(2,908)
Insurance receivable	(2,725)	(46)
Inventories	(543)	(331)
Prepaid expenses and other assets	(2,476)	(1,052)
Accounts payable	(2,697)	1,959
Other accrued liabilities	2,609	4,456
Advance deposits	388	106

Net cash provided by operating activities	19,826	28,218

Investing activities:
Capital improvements	(63,197)	(22,391)
Proceeds from sale of assets, net of related selling costs	36,338	38,919
(Deposits) withdrawals for capital expenditures	13,447	(21,046)
Insurance advances related to hurricanes	15,834	—
Net increase in restricted cash	(4,787)	(2,879)
Other	(118)	(493)

Net cash used in investing activities	(2,483)	(7,890)

Financing activities:
Proceeds from issuance of long term debt	3,202	370,000
Proceeds from exercise of stock options and issuance of common stock	—	175,904
Principal payments on long-term debt	(46,669)	(400,234)
Shares redeemed from reverse stock split	—	(5)
Preferred stock redemption	—	(114,043)
Purchase of treasury stock	(150)	(76)
Payments of deferred financing costs	(294)	(5,409)

Net cash (used in) provided by financing activities	(43,911)	26,137

Effect of exchange rate changes on cash	71	(18)

Net (decrease) increase in cash and cash equivalents	(26,497)	46,447
Cash and cash equivalents at beginning of period	36,234	10,897

Cash and cash equivalents at end of period	$9,737	$57,344

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$20,305	$27,705
Interest capitalized	1,662	469
Income taxes, net of refunds	233	753
Supplemental disclosure of non-cash activities:
Net non-cash debt decrease	(490)	(208)
Issuance of promissory notes as consideration for taxation liabilities	—	2,466
Release of surplus accrual on final settlement of bankruptcy claims	(1,292)	—
Change in accounts payable related to the purchase of property and equipment	3,597	79
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Throughout this Form 10-Q, we will use the terms “Lodgian,” “we,” “our,” and “us,” to refer to Lodgian, Inc. and, unless the context otherwise requires or expressly states, our subsidiaries.
1. Business Summary
     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of November 1, 2005, we operated 78 hotels with an aggregate of 14,120 rooms, located in 29 states and Canada. Of the 78 hotels, 75 hotels, with an aggregate of 13,571 rooms, are part of our continuing operations, while three hotels, with an aggregate of 549 rooms, are held for sale and classified in discontinued operations. Our current portfolio of 78 hotels consists of:
•	74 hotels that we wholly own and operate through subsidiaries;

•	three hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control (see Note 2 for discussion on buyout of joint venture partner at one of our hotels); and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a non-controlling equity interest and which we account for under the equity method.
     Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of November 1, 2005, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 49 of our hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 16 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. We operate another 11 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
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
     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we classified three additional hotels as held for sale. Between November 1, 2003 and September 30, 2005, we sold the office building, 20 of the 22 hotels and two of the three land parcels. As of September 30, 2005, our hotel portfolio consisted of 78 hotels, 76 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest which we do not consolidate). We believe that our held for sale assets as of September 30, 2005 remain properly classified in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In October 2005, we added one additional hotel to our assets held for sale.
     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and September 30, 2004 and our cash flows for the nine months ended September 30, 2005 and September 30, 2004. Our results for interim periods are not necessarily indicative of our results for the entire year. You should read these financial statements in conjunction with our consolidated financial statements and related notes included in our Form 10-K.
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

     On May 9, 2005, the Company awarded stock options to acquire 392,500 shares of the Company’s common stock to certain of the Company’s employees and to independent members of the board of directors. Each of the four independent members of the board of directors received non-qualified options to acquire 5,000 shares of the Company’s common stock. The exercise price of the awards granted was $9.05, the average of the high and low market prices of our common stock on the day of the grant, and the awards vest in three equal annual installments beginning on May 9, 2006. All stock options expire ten years from the date of grant.
     On July 15, 2005, the Company issued 75,000 restricted stock shares to Mr. Rohling. The shares will vest in equal installments on July 15, 2006 and July 15, 2007. The restricted stock shares were valued at $10.44 per share, the closing stock price on the day of the grant.
     On September 8, 2005, Thomas Parrington resigned as CEO as part of a transition plan and Edward Rohling was elected CEO by the Company’s Board of Directors. Accordingly, Mr. Parrington’s previously awarded restricted stock units immediately vested. Mr. Parrington was originally awarded 66,666 units, of which 22,222 units were unvested at the time of Mr. Parrington’s resignation. In total, 14,422 shares were withheld to satisfy tax obligations related to Mr. Parrington’s restricted stock units in 2005. The withheld shares were deemed repurchased by the Company and thus were added to treasury stock.
     We present below a summary of our stock option and the restricted stock activity under the plan for the nine months ended September 30, 2005:

	Stock	Weighted Average
	Options	Exercise Prices
Balance, December 31, 2004	526,410	$11.46
Granted	435,000	9.28
Exercised	—	—
Forfeited	(97,940)	11.05

Balance, September 30, 2005	863,470	$10.41

	Restricted	Restricted
	Stock Units	Stock Shares
Balance, December 31, 2004	45,827	—
Granted	—	75,000
Shares converted to common stock	(45,826)	—
Unit lost due to 1:3 reverse stock split	(1)
Forfeited	—	—

Balance, September 30, 2005	—	75,000

     In the following table, we summarize information for options outstanding and exercisable at September 30, 2005:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
		remaining life	Average		average
Range of prices	Number	(in years)	exercise price	Number	exercise price
$ 7.83 to $ 9.40	404,083	8.5	$9.05	73,333	$9.03
$ 9.41 to $10.96	328,915	7.6	$10.51	137,383	$10.52
$10.97 to $12.53	32,500	9.4	$11.78	—	$—
$12.54 to $15.66	97,972	6.5	$15.21	97,972	$15.21

	863,470	8.0	$10.40	308,688	$11.65

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
     Had the compensation cost of our stock option plan been recognized under SFAS No. 123, based on the fair market value at the grant dates, our pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	($ in thousands, except share data)
Income (Loss) from continuing operations:
As reported	$5,025	$(5,689)	$2,730	$(23,066)
Add: Stock-based compensation expense included in net income	290	62	397	162
Deduct: Total pro forma stock-based employee compensation expense	(1,040)	(423)	(1,973)	(778)

Pro forma	4,275	(6,050)	1,154	(23,682)
Income from discontinued operations:
As reported	4,684	1,952	1,769	4,996
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—	—	—

Pro forma	4,684	1,952	1,769	4,996
Net Income (Loss) attributable to common stock:
As reported	9,709	(3,737)	4,499	(18,070)
Add: Stock-based compensation expense included in net income	290	62	397	162
Deduct: Total pro forma stock based employee compensation expense	(1,040)	(423)	(1,973)	(778)

Pro forma	$8,959	$(4,098)	$2,923	$(18,686)

Basic earnings per common share

Income (Loss) from continuing operations:
As reported	$0.20	$(0.23)	$0.11	$(2.26)
Add: Stock-based compensation expense included in net income	0.01	—	0.02	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.01)	(0.08)	(0.08)

Pro forma	0.17	(0.24)	0.05	(2.32)
Income from discontinued operations:
As reported	0.19	0.08	0.07	0.49
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—	—	—

Pro forma	0.19	0.08	0.07	0.49
Net Income (Loss) attributable to common stock:
As reported	0.40	(0.15)	0.18	(1.77)
Add: Stock-based compensation expense included in net income	0.01	—	0.02	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.01)	(0.08)	(0.08)

Pro forma	$0.37	$(0.16)	$0.12	(1.84)

Diluted earnings per common share

Income (Loss) from continuing operations:
As reported	$0.20	$(0.23)	$0.11	$(2.26)
Add: Stock-based compensation expense included in net income	0.01	—	0.02	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.01)	(0.08)	(0.08)

Pro forma	0.17	(0.24)	0.05	(2.32)
Income from discontinued operations:
As reported	0.19	0.08	0.07	0.49
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—	—	—

Pro forma	0.19	0.08	0.07	0.49
Net Income (Loss) attributable to common stock:
As reported	0.39	(0.15)	0.18	(1.77)
Add: Stock-based compensation expense included in net income	0.01	—	0.02	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.01)	(0.08)	(0.08)

Pro forma	$0.36	$(0.16)	$0.12	$(1.84)
3. Discontinued Operations
     During 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. At December 31, 2004, seven hotels and one land parcel were held for sale. In January 2005, we identified three additional hotels as held for sale. Between January 1, 2005 and September 30, 2005, we sold eight hotels for an aggregate sales price of $37.7 million, $29.2 million of which was used to pay down debt. Accordingly, at September 30, 2005, two hotels and one land parcel were held for sale. In October 2005, we added one additional hotel as held for sale.
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
     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at September 30, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statements of Operations. The assets held for sale at September 30, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
     Consistent with our accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale necessitates a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. During the three months ended September 30, 2005 and September 30, 2004, we recorded impairment charges of $0.2 million and $1.0 million, respectively, on assets held for sale. The impairment charges recorded in the three months ended September 30, 2005 primarily represent impairment charges of $0.1 million for the Holiday Inn Rolling Meadows, IL and $0.1 million for the Holiday Inn Gadsden, AL hotels sold during the quarter. For the nine months ended September 30, 2005 and September 30, 2004, we recorded impairment charges of $3.9 million and $3.6 million, respectively, on assets held for sale.
     The impairment of long-lived assets held for sale of $1.0 million recorded in the three months ended September 30, 2004 is outlined below:
a)	$0.6 million on the Quality Hotel Metairie, LA to write-down the carrying value of the hotel to the estimated fair value;

b)	$0.2 million on the Holiday Inn Austin, TX to adjust for the further reduction in the estimated selling price of this hotel;

c)	$0.1 million on the Holiday Inn Florence, KY to adjust for the further reduction in the estimated selling price of this hotel; and

d)	$0.1 million on the Holiday Inn Morgantown, WV to adjust for the further reduction in the estimated selling price of this hotel.
     We have changed the method for preparing the consolidated statement of cash flows to combine cash flows for continuing and discontinued operations. All prior periods were revised to reflect this change in presentation. As a result, discontinued operations have not been segregated in the consolidated statements of cash flows.

     Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. At September 30, 2005, liabilities related to discontinued operations consist primarily of accounts payable. At December 31, 2004, liabilities related to discontinued operations consist primarily of mortgage notes payable. Summary balance sheet information for discontinued operations is as follows:

	September 30, 2005	December 31, 2004
	(Unaudited in thousands)
Property and equipment, net	5,848	28,207
Other assets	668	2,321

Total assets	$6,516	$30,528

Other liabilities	876	3,305
Long-term debt	36	27,236

Total liabilities	$912	$30,541

     Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited in thousands)		(Unaudited in thousands)
Total Revenues	$3,568	$12,222	$17,471	$38,205
Total Expenses	3,793	11,300	18,897	38,884
Impairment of long-lived assets	223	975	3,941	3,579
Interest income and other	286	50	286	50
Gain on asset dispositions	4,846	1,955	6,850	9,204

Income from discontinued operations	$4,684	$1,952	$1,769	$4,996

     Interest income and other includes $0.3 million received from litigation related to the Holiday Inn St. Louis, MO hotel pertaining to a condemnation matter.
4. Cash, Restricted
     At September 30, 2005, $14.6 million of restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by our bankers, and cash reserves pursuant to certain loan agreements.
     In our second quarter 2005 Consolidated Statement of Cash Flows we revised the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity in our Consolidated Statement of Cash Flows. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, was changed to reflect this revised presentation which resulted in a $2.9 million increase in investing cash outflows and a corresponding increase in operating cash flows from the amounts previously reported.

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited in thousands, except per share data)
Basic and diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$5,025	$(5,689)	$2,730	$(23,066)
Income from discontinued operations	4,684	1,952	1,769	4,996

Net income (loss) attributable to common stock	$9,709	$(3,737)	$4,499	$(18,070)

Denominator:
Denominator for basic earnings per share -weighted average shares	24,573	24,571	24,573	10,205

Denominator for diluted earnings per share -weighted average shares	24,633	24,571	24,618	10,205

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.23)	$0.11	$(2.26)
Income from discontinued operations	0.20	0.08	0.07	0.49

Net income (loss) attributable to common stock	$0.40	$(0.15)	$0.18	$(1.77)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.23)	$0.11	$(2.26)
Income from discontinued operations	0.19	0.08	0.07	0.49

Net income (loss) attributable to common stock	$0.39	$(0.15)	$0.18	$(1.77)

     We included the shares associated with the assumed exercise of stock options (options to acquire 411,583 and 732,998 shares of common stock, respectively) and the assumed vest of 75,000 restricted stock awards in the computation of diluted income per share for the three and nine months ended September 30, 2005. We did not include the shares associated with the assumed exercise of stock options (options to acquire 451,887 and 130,472 shares of common stock, respectively) and Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share for the three and nine months ended September 30, 2005 because their inclusion would have been antidilutive. We did not include the shares associated with the assumed conversion of the 45,826 restricted stock units or the assumed exercise of stock options (options to acquire 531,797 shares) and Class A and Class B warrants (rights to acquire 503,546 and 343,122 shares, respectively) in the computation of diluted loss per share for the three and nine months ended September 30, 2004 because their inclusion would have been antidilutive.
6. Debt
     At September 30, 2005 and December 31, 2004, long-term liabilities consisted of the following:

	September 30,	December 31,
	2005	2004
	($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	$67,772	$102,617
Merrill Lynch Mortgage Lending, Inc. — Fixed	255,417	258,410

Merrill Lynch Mortgage Lending, Inc. — Total	323,189	361,027

Computer Share Trust Company of Canada	7,872	7,843

Other Financings
Column Financial, Inc.	23,215	25,058
Lehman Brothers Holdings, Inc.	22,534	22,927
JP Morgan Chase Bank, Trustee	10,064	10,110
DDL Kinser	—	2,286
Wachovia	3,187	—
Column Financial, Inc.	8,258	8,545
Column Financial, Inc.	—	3,069
Tax notes issued pursuant to Lodgian’s Joint Plan of Reorganization	2,688	3,302

Total — Other Financings	69,946	75,297

Long-term liabilities — other
Other long-term liabilities	1,183	1,865

	1,183	1,865

	402,190	446,032
Long-term liabilities related to assets held for sale	(44)	(27,599)

	$402,146	$418,433

Less: Current portion of long-term liabilities — continuing operations	(20,633)	(25,290)

Total long-term liabilities — continuing operations	$381,513	$393,143

     As of September 30, 2005, substantially all of our property and equipment is pledged as collateral for long-term obligations with the exception of four hotels and one land parcel, of which two hotels and the land parcel are classified as held for sale. Certain of our mortgage notes are subject to a prepayment or yield maintenance penalty if we repay them prior to their maturity. Set forth below, by debt pool, is a summary of our debt at September 30, 2005 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

		September 30, 2005
	Number	Property, plant	Long-term	Interest
	of Hotels	and equipment, net (1)	obligations (1)	rates
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	19	$96,196	$67,772	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	35	333,763	255,417	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	54	429,959	323,189

Computer Share Trust Company of Canada	1	16,293	7,872	7.88%

Other Financings
Column Financial, Inc.	9	72,623	23,215	10.59%
Lehman Brothers Holdings, Inc.	5	52,061	22,534	$15,874 at 9.40%; $6,660 at 8.90%
JP Morgan Chase Bank	2	6,037	10,064	8.00%
Wachovia	1	5,009	3,187	5.78%
Column Financial, Inc.	1	11,625	8,258	9.45%

Total — other financing	18	147,355	67,258

	73	593,607	398,319	7.19% (2)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2,688
Other	—	—	1,183

	—	—	3,871

Property, plant and equipment — other	4	15,710	—

	77	609,317	402,190
Held for sale	(2)	(5,848)	(44)

Total September 30, 2005 (3)	75	$603,469	$402,146

(1)	Debt obligations and property, plant and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table above.

(2)	The 7.19% in the table above represents our annual weighted average cost of debt at September 30, 2005, using a LIBOR of 3.8638% as of September 30, 2005.

(3)	Debt obligations at September 30, 2005 include the current portion.
Merrill Lynch Mortgage Lending, Inc. Debt
     On June 25, 2004, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 of our hotels at the time of closing. As of November 1, 2005, ten hotels have since been sold. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia which, as of June 25, 2004, had a balance of $6.9 million.
     Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”). At September 30, 2005, 19 hotels secured this loan. When the loan was closed, 29 hotels secured this loan. Four loans totaling $260 million, each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”), are secured by 35 of our hotels at September 30, 2005. Three of the four loans had been securitized at September 30, 2005.
     Except for certain defeasance provisions, we cannot prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of June 25, 2008 or the second anniversary of the securitization of any Fixed Rate Debt, defease such Fixed Rate Debt, in whole, or in part.
     On April 29, 2005, we entered into an amendment with Merrill Lynch to modify certain of the provisions of the Floating Rate Loan. Under the terms of the amendment, Merrill Lynch agreed to allow the release of the Holiday Inn St. Louis, Missouri as collateral under the loan in exchange for debt pay down of $4.8 million. Approximately $2.6 million of this amount was paid through the release of certain reserves held on other properties which were sold or were expected to be sold in the near future. We paid the balance of the release price, approximately $2.2 million, from our cash balances. In addition to the release of the St. Louis property from the collateral pool, the amendment provided for the following:
•	Extension of the initial maturity from June 30, 2006 to January 11, 2007. We still maintain the option, subject to certain conditions, to extend the loan for up to three years from the new initial maturity date in January 2007;

•	Three additional properties in the floating rate pool are now classified as “sale properties.” Once classified as “sale properties” a hotel will be able to be released from the collateral pool by payment of the greater of (a) 100% of the aggregate allocated loan amount (lowered from 125%) and (b) the net sales proceeds of the property;

•	The prepayment penalty dropped to 1% in July 2005 and has been further reduced for the three additional sale properties after July 2005 to 0.5%; and

•	Certain required capital and environmental repairs under the original Floating Rate Loan have been determined not to be necessary and have been removed as requirements under the loan.
     As a result of these modifications in the terms of the Floating Rate Loan, the Floating Rate Debt has an initial maturity of January 2007. The Floating Rate Debt is a 2 1/2 year loan (including the six month extension) with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to us only if no defaults exist and we have entered into the requisite interest rate cap agreement. The second and third extension options will be available to us only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 1% of the amount prepaid. However, after January 11, 2007, there is no prepayment penalty associated with the Floating Rate Loan.
     The Floating Rate Debt provides that when either (i) the debt yield ratio for the hotels for the trailing 12-month period is below 9% during the first year, 10% during the next 18 months and 11%, 12% and 13% during each of the next three extension periods, or (ii) to the extent extended, the debt service coverage ratio is less than 1.30x in the second extension period or 1.35x in the third extension period, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. For each Fixed Rate Loan, when the debt yield ratio for the hotels for the trailing 12-month period is below 9% during the first year, 10% during the next year and 11%, 12% and 13% during each of the next three years, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender with respect to the hotels securing the applicable loan, and scheduled principal and interest payments due on the Floating Rate Debt of up to $0.9 million or any Fixed Rate Loan of up to $525,000, as applicable. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio are sustained above the minimum requirements for three consecutive months and there are no defaults.
     As of September 30, 2005, our debt yield ratios were above the minimum requirements for the four Fixed Rate Loans and the Floating Rate Loan.
     If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements and which could materially and adversely affect the Company. If a franchise agreement is terminated, the Company will either select an alternative franchisor or operate the hotel independent of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:
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
     We incurred an additional $0.1 million in expenses in the three months ended September 30, 2005 related to the Refinancing Debt. This amount is being amortized using the effective yield method over the remaining life of the debt.
     Column Financial Debt
     As of September 30, 2005, we were not in compliance with the debt service coverage ratio (“DSCR”) requirement of the loan from Column Financial secured by nine of our hotels, primarily due to the fact that one of the hotels securing this loan (New Orleans Airport Plaza Hotel) was not, until recently, affiliated with a national brand and recently underwent a major renovation. The renovation is now complete and the hotel was reopened as a Radisson during May 2005. This hotel incurred damage from Hurricane Katrina during the third quarter 2005 but has remained open. The total investment we made on renovating and rebranding this property was $5.7 million. In addition, we will be completing capital expenditures of approximately $10.9 million on three other hotels in this loan pool of which $1.7 million will be spent in 2006 to complete the renovations of two of these hotels.
     Under the terms of the Column Financial loan agreement, until the required DSCR is met, the lender is permitted to require the borrowers to deposit all revenues from the mortgaged properties into an account controlled by the lender. The revenues are then disbursed to pay property expenses in accordance with the loan agreement. In June 2005, the Company was notified by the lender that it was not in compliance with the debt service coverage requirement and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. As of September 30, 2005, the restricted cash account had not been established. This loan can be repaid in full without penalty on the first day of the month following a 30 day written notice. We are currently in the process of refinancing this loan and we have given written notice to the lender that we intend to refinance this loan.

     Additionally, as of September 30, 2005, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one hotel in Phoenix, Arizona. The primary reason the debt service coverage ratio was below the required threshold is that the property underwent an extensive renovation in 2004 and the first quarter of 2005 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, the Company was notified by the lender that it was not in compliance with the debt service coverage ratio requirement and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. As of September 30, 2005, $0.6 million was retained in the restricted cash account for this hotel. This loan can be repaid in full without penalty on the first day of the month following a 30 day written notice. We are currently in the process of refinancing this loan and we have given written notice to the lender of our intention to refinance this loan.
     JP Morgan Chase Bank Debt
     Through wholly-owned subsidiaries, we owe approximately $10.1 million under industrial revenue bonds (“IRBs”) secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. The IRBs are non-recourse to Lodgian, except for certain limited guaranties (the “Limited Guaranties”) given by one of our other subsidiaries, Servico, Inc. (“Guarantor”), in the aggregate amount of approximately $1.4 million. The IRBs originally were issued to provide acquisition and development funding to the prior owners and the IRBs were assumed upon our acquisition of the projects. On March 2, 2005, we notified the trustee of the IRBs that we would not continue to make debt service payments. Additionally, we asserted that Guarantor had satisfied its payment obligations under the Limited Guaranties by virtue of having made payments to the trustee in prior years to cover debt service on the IRBs in excess of the liability limit under the Limited Guaranties.
     On August 31, 2005, we reached a settlement agreement with the trustee. Under the terms of the settlement, we will either sell the hotels to a third party or convey our rights and interests in the hotels to the Trustee or its nominee by deed-in-lieu of foreclosure or a “consensual” foreclosure and pay to the Trustee for the benefit of the bondholders the sum of $0.5 million in exchange for a full release of all claims, including any claims related to the Limited Guaranties. This $0.5 million guaranty was paid in September 2005. Lodgian has also agreed to list the hotels for sale and cooperate with the Trustee in the sale process. We will manage the properties until the earlier of a sale of the hotels or February 1, 2006. If either one or both hotels are not sold by February 1, 2006, the trustee will take title to the properties.
     Minority Owned Hotel
     Through a partnership, we have a 30% interest in a Holiday Inn hotel located in Columbus, Ohio. It is both our and our joint venture partner’s belief that the debt on the hotel exceeds its fair market value. We are currently in discussions with our joint venture partner and the hotel’s lender with regard to the future of the hotel. Although the partnership ceased making regular debt service payments to the lender in August 2005, it is making interest payments to the lender as cash flow is available to do so.
     The lender filed a foreclosure petition on September 7, 2005, and it is not the partnership’s intention at this time to contest the foreclosure action. The partnership expects to either voluntarily return the property to the lender or seek to restructure the debt. We do not believe the surrender of the hotel to the lender will have any material financial impact to our consolidated financial statements in future periods.
     At September 30, 2005, approximately 83% of our continuing operations mortgage debt (including current portion) bears interest at fixed rates and approximately 17% bears interest at a floating rate.

7. Executive Staff Changes
    Appointment of Chief Executive Officer
     On September 8, 2005, Mr. Rohling was appointed chief executive officer, and a member of the board of directors. Mr. Rohling had previously been appointed president. On September 8, 2005, Mr. Parrington resigned as chief executive officer and as a member of the board of directors.
   Termination of Chief Operating Officer
     Pursuant to a separation and release agreement entered between the Company and Michael W. Amaral, our chief operating officer, Mr. Amaral’s employment was terminated on September 27, 2005. In exchange, the Company has complied with the terms of Mr. Amaral’s employment contract and thus agreed to pay severance pay representing one year of his current annual base salary and earned and unused vacation totaling $0.3 million, and pay for Mr. Amaral’s premiums under its group health plans through September 27, 2006. In addition, all of Mr. Amaral’s 93,333 unvested stock options immediately vested, and the right to exercise them will terminate 60 days following the separation date.
Resignation of Chief Financial Officer
     On October 21, 2005, the chief financial officer, Linda Borchert Philp, announced that she intends to resign from the Company, effective December 16, 2005. She will remain with the Company as a consultant through as late as March 15, 2006 to assist with the transition.
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
     To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate a hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. Royalty fees generally range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees generally range from 1.0% to 4.2% of gross room revenues, reservation system fees generally range from 1.0% to 2.6% of gross room revenues and club and restaurant fees range from 0% to 4.5% of gross room revenues. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.1% to 11.0% of gross room revenues. Total franchise fees for the nine months ended September 30, 2005 averaged 9.1% of gross room revenues for our continuing operations hotels.
     These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Consolidated Statement of Operations) for the three and nine months ended September 30, 2005 and September 30, 2004 were as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited in thousands)
Continuing operations	$6,100	$5,754	$16,881	$16,564
Discontinued operations	275	910	1,236	2,504

	$6,375	$6,664	$18,117	$19,068

     During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, 1, 13 and 8 of our franchise agreements are scheduled to expire in 2005, 2006, and 2007, respectively. The only franchise agreement that expires in 2005 is on the Holiday Inn Columbus, OH hotel which we intend to surrender to the lender. As franchise agreements expire, we may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
     If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements, and which could materially and adversely affect us. Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will select an alternative franchisor, operate the hotel without a franchise affiliation or evaluate the hotel for potential sale. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures. Our loan agreements generally prohibit us from operating a hotel without a franchise.
     As of November 1, 2005, we have been notified that we were not in compliance with some of the terms of 15 of our franchise agreements and have received default and termination notices from franchisors with respect to 12 hotels summarized as follows:
a)	Two hotels are held for sale. One of these hotels is in default of its franchise agreement for failure to complete the Property Improvement Plan (“PIP”) and one hotel is in default of its franchise agreement for not maintaining required guest satisfaction scores. Both of these hotels are in need of significant capital investment for which we do not anticipate an acceptable return on our investment. One of the hotels is unencumbered and the other may be released from its loan upon payment to the lender of a specified amount. The franchisor with respect to one of the hotels that is in default has agreed to maintain the flag until the earlier of March 31, 2006 or until we sell the hotel, without requiring payment for liquidated damages.

b)	One hotel is held for sale but will be reclassified into continuing operations in the fourth quarter 2005. This hotel is in failure of its franchise agreement for not maintaining required guest satisfaction scores. We will be evaluating this hotel for reflagging and could be subject to liquidated damages. This property is unencumbered.

c)	Four hotels are currently undergoing renovations required by a PIP. One of these hotels is also in Overall Satisfaction Index (“OSI”) failure for receiving guest scores below required thresholds. We anticipate that the completion of this renovation will return the guest satisfaction scores to acceptable levels and cure this OSI failure. For the other three hotels, we anticipate the completion of their renovations will cure their PIP defaults.

d)	One hotel has received a 30 day extension to its default termination date. The franchisor has agreed to our planned renovations of two floors of guestrooms and guestroom corridors. We have issued purchase orders to begin this work. We will not complete this work by the 30 day extension, however, the franchisor will discuss further extensions to this date as work progresses.

e)	Four hotels are in default of their franchise agreement because of substandard guest satisfaction scores. If we do not achieve scores above the required thresholds by the designated date, each hotel’s franchise agreement is subject to termination. Our corporate and regional teams, as well each property’s general manager and associates, have focused their efforts to cure these defaults through enhanced service, increased cleanliness, and product improvements by the required termination date. If we fall below the required thresholds on the required termination dates, we could seek an extension of time from the franchisor in order to have additional time to improve our scores. Two of the four hotels can be considered for sale in 2006 without requiring the payment of liquidated damages.

f)	Nine hotels are in failure of their franchise agreements because of substandard guest satisfaction or quality scores. Our corporate and regional teams, as well as each property’s general manager and associates, have focused their efforts to cure these failures through enhanced service, increased cleanliness, and product improvements by the required cure date. If we do not achieve scores above required thresholds by the designated date, the hotel would be subject to default of its franchise agreement. Each hotel would receive another opportunity to improve their scores before the hotel would be at the risk of having its franchise agreement terminated.

g)	Two hotels have scored below the required guest satisfaction thresholds and we are at risk of receiving failure notices, however, we have not received these notices to date. We have entered into an agreement with the lender for one of these hotels providing for the sale or surrender of the hotel. Unless the hotel is sold prior to February 1, 2006, the lender will take title to the hotel on that date. We own a 30% interest in the other hotel and are in active negotiations with our joint venture partner and lender regarding the future ownership of the hotel. We will not be subject to the payment of liquidated damages with regard to either of these hotels.

h)	Three hotels are in default or failure of their franchise agreements because of substandard guest satisfaction scores. One of these hotels is in default and has a default termination date of January 16, 2006. That same hotel also has a franchise agreement which expires on February 23, 2006 and will not be renewed by the franchisor. This property is unencumbered. Two hotels (which may be released from their loans upon payment of a specified release price) are currently in failure status with their franchise agreements due to low guest satisfaction scores. All three of these hotels are under evaluation by the management to determine what course of action will be taken with these hotels. These actions could include renovation, reflagging, or a sale of the asset.
     We cannot be certain that we will be able to complete our action plans, which in aggregate are estimated to cost approximately $15.1 million, of which $1.9 million is reserved with our lenders, to cure the alleged defaults prior to the specified termination dates or any extended time granted to cure any defaults. We believe we are in compliance with our other franchise agreements in all material respects. While we can give no assurance that the steps taken to date, and planned to be taken during the balance of 2005, will return the properties to full compliance, we believe that we will make significant progress and we intend to continue to give franchise agreement compliance a high level of attention. Twenty-six hotels are either in default or non-compliance under their respective franchise agreements. After excluding two of these hotels, the Holiday Inn Columbus, OH and the Holiday Inn Lawrence, KS hotels that will be surrendered to the lender or sold, 24 hotels are part of the collateral security for $370.6 million of mortgage debt at November 1, 2005, due to cross-collateralization provisions.
     In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of November 1, 2005, we have not completed the required capital expenditures for 11 hotels in accordance with the stipulations and estimate that completing those improvements will cost $4.2 million, of which $3.4 million is reserved with our lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on 8 of these hotels aggregating $2.2 million of the $4.2 million.
     In March 2005, we entered into letter agreements with IHG for our Holiday Inns in Strongsville, OH, Monroeville, PA and Washington-Meadowlands, PA which extend the deadline for us to complete renovations on these hotels. The letter agreements require us to complete various phases of the renovations by agreed-upon milestone dates. The capital expenditures related to these three hotels total $14.8 million, $4.2 million of which remains to be paid out of a lender reserve of $0.7 million. The agreed upon completion date for these three hotels was October 31, 2005, and we are subject to monetary penalties if we do not comply with the agreed upon milestone and completion dates. We did not completely finish these renovations at these three hotels by October 31, 2005, and, accordingly, we could be assessed the monetary penalties if IHG decides to do so. Additionally, IHG could elect to terminate the franchise agreements for these three hotels since the renovations were not completed which could involve liquidated damages. However, given the substantial progress we have made on these three hotels we do not believe the franchise agreements will be terminated by IHG.
     During 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.

     To comply with the requirements of our franchisors, to improve our competitive position in individual markets, and repair hurricane damaged hotels, we plan to spend $89.0 million on our hotels in 2005. This includes committed hurricane repair capital expenditures of approximately $45 million, much of which we anticipate will be covered by insurance proceeds. This will substantially complete all of our deferred renovations. We spent $35.2 million on capital expenditures during 2004 on our continuing operations hotels.
  Letters of Credit
     As of September 30, 2005, we had one irrevocable letter of credit for $3.4 million outstanding, fully collateralized by our cash (classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company. This letter of credit will expire in November 2005. We may be required to renew the letter of credit beyond that date at the same or a higher amount.
  Self-insurance
     We are self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, workers’ compensation, auto liability and other forms of insurance. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. Should unanticipated events cause these claims to escalate beyond normal expectations, our financial condition and results of operations would be negatively affected. As of September 30, 2005, and December 31, 2004, we had approximately $13.1 million and $11.4 million accrued for these liabilities, respectively.
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
  Casualty losses
     On October 24, 2005, Hurricane Wilma made landfall in southern Florida and caused damage to our Crowne Plaza West Palm Beach, FL and Holiday Inn Melbourne, FL hotels. For the Crowne Plaza West Palm Beach, FL hotel, power was restored on October 28, 2005. We are, therefore, not expecting any substantial delays in the opening of these hotels as a result of Hurricane Wilma and both hotels are expected to open in the first quarter 2006.
     On August 29, 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. Two of our hotels in the New Orleans area (Quality Inn & Conference Center in Metairie, LA and the Radisson New Orleans Airport Hotel in Kenner, LA) were damaged. The Quality Inn & Conference Center in Metairie, LA is held for sale and is included in discontinued operations. The Radisson New Orleans Airport Hotel in Kenner, LA is included in our continuing operations. Both the Quality Inn & Conference Center hotel and the Radisson New Orleans Airport Hotel are currently open. All of our properties are covered by property casualty and business interruption insurance. We will incur capital expenditures and repair costs on these two hotels. The current estimate of repair damage and capital expenditures on the Radisson New Orleans Airport Hotel is $2.6 million and $3.7 million on the Quality Inn & Conference Center. The insurance deductible on the Radisson New Orleans Airport Hotel is $0.7 million and $0.5 million on the Quality Inn & Conference Center.
     During August and September 2004, eight of our hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) remain closed. The Crowne Plaza West Palm Beach hotel is expected to reopen early in the first quarter 2006 and the Holiday Inn Melbourne hotel is expected to reopen in the first quarter 2006.
     With regard to physical property damage, we are recognizing repair expenses related to hurricane damage as we incur them. We have written off the net book value (“NBV”) of the assets that were destroyed by the hurricanes.

As the combined repair expenses and NBV write-offs for each property exceed the relevant insurance deductibles, we have recorded or will record a receivable from the insurance carriers. For our continuing operations, for the three months ended September 30, 2005, we incurred approximately $0.2 million in hurricane repair charges and NBV write-offs of damaged assets. For the nine months ended September 30, 2005, we incurred $0.2 million in hurricane repair charges mainly representing $0.1 million in additional deductible costs. Hurricane costs incurred to date (including costs incurred September 2004 to December 2004) total $2.2 million for hurricane repair costs, $3.8 million written off in NBV of destroyed assets, and we have recorded a $3.4 million receivable due from the insurance company for amounts that exceed the deductibles, which results in a cumulative $2.6 million casualty loss as a result of the hurricanes. For the first nine months of 2005, $15.8 million was released from our insurance carrier ($17.8 million in total) as advances for repairs on our Crowne Plaza West Palm Beach, Holiday Inn Melbourne, Holiday Inn Winter Haven, Holiday Inn Express Pensacola and Holiday Inn Pensacola University Mall hotels.
     All advances are forwarded to our lenders from which we receive reimbursements as we incur hurricane-related repair and capital expenditures. For the three months ended September 30, 2005, we received $2.7 million from our lenders for hurricane-related reimbursements. For the nine months ended September 30, 2005, we received $15.5 million from our lenders for hurricane-related reimbursements. Cumulatively, since September 2004 when the first hurricane losses occurred through September 30, 2005, we have received $16.9 million from our lenders for hurricane-related reimbursements.
     Business interruption insurance proceeds are recorded when received or when we have reached agreement with our insurance carrier on amounts to be paid as evidenced by a signed proof of loss. We have filed business interruption insurance claims for the two Florida hotels for the September 2004 through September 2005 period. Through September 30, 2005, we have received $5.2 million and accrued $2.6 million for signed proofs of loss for a total of $7.8 million in business interruption insurance proceeds. Business interruption insurance proceeds recorded to date are for the period from September 2004 to July 2005. The receivable of $2.6 million for business interruption proceeds is recorded in insurance receivables on the balance sheet.
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
9. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on June 15, 2005 did not have a material effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123(R) was originally effective for periods beginning after June 15, 2005, however, in April 2005, the Securities and Exchange

Commission (“SEC”) changed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company has not yet determined the impact that this standard will have on the Company’s consolidated financial statements.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 generally requires entity to recognize a liability equal to the fair value of a conditional asset retirement obligation when incurred. Further, FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 153 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.
10. Subsequent Events
Additional Hotel Classified as Held for Sale
     In October 2005, the Company identified one additional hotel (Holiday Inn McKnight Pittsburgh, PA) as held for sale. As of November 1, 2005, we had three hotels and one land parcel classified as held for sale.
Jekyll Island Hotel
     The Holiday Inn Jekyll Island, GA hotel is currently listed for sale. Jekyll Island is owned by the state of Georgia and is managed by the Jekyll Island Authority. The Company operates the hotel under a ground lease from the state. On October 26, 2005, the Company learned that the prospective buyer of the hotel was not going to be able to secure an extension of the ground lease for the property with terms acceptable to the Jekyll Island Authority. The buyer required such an extension of the lease as a condition to purchasing the property. Based upon this recent development, management does not believe it is likely that the Company will be able to sell this hotel within one year. Accordingly, the hotel will be reclassified into continuing operations in the fourth quarter 2005.
Closure of Holiday Inn Clarksburg, WV Hotel
     In October 2005, a water main ruptured at the Holiday Inn Clarksburg, WV hotel. There was some structural damage to the building in two areas with the water damage being mostly cosmetic in nature. The hotel will remain closed during clean-up and repair efforts and is expected to reopen when water service is restored and the lobby is operational. The hotel is covered by property and business interruption insurance with a $0.1 million deductible.
Amendment of Merrill Lynch Mortgage
     On October 17, 2005, we entered into a loan modification agreement related to one of the Merrill Lynch fixed rate loans. Under the terms of the modification agreement, one of the assets in the collateral pool securing the loan, the Holiday Inn located in St. Paul, Minnesota, was released from the loan in exchange for a payment of $2,081,047 (the “Release Payment”). The source of the Release Payment came from funds previously held by Merrill Lynch in an escrow account established at the inception of the loan. Of the Release Payment, $2,000,000 went to pay down the principal balance of the note and the balance of the Release Payment was classified as a prepayment penalty.

Resignation of Chief Financial Officer
     On October 21, 2005, the chief financial officer, Linda Borchert Philp, announced that she intends to resign from the Company, effective December 16, 2005. She will remain with the Company as a consultant through as late as March 15, 2006 to assist with the transition.
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
Executive Overview
     We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms and gross annual revenues, as reported by Hotel Business in the 2005 Green Book issue published in December 2004. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott,” and “Hilton.” As of November 1, 2005, we operated 78 hotels with an aggregate of 14,120 rooms, located in 29 states and Canada. Of the 78 hotels, 75 hotels, with an aggregate of 13,571 rooms, are part of our continuing operations including two hotels that we intend to sell or surrender to the lender, while three hotels, with an aggregate of 549 rooms are held for sale and classified in discontinued operations. Our current portfolio of 78 hotels consists of:
•	74 hotels that we wholly own and operate through subsidiaries;

•	three hotels that we operate in joint ventures in which we have a 50% or greater voting equity interest and exercise control; and

•	one hotel that we operate in a joint venture in which we have a 30% non-controlling equity interest.
     We consolidate all of these hotels in our financial statements, other than the one hotel in which we hold a minority interest and which we account for under the equity method.
     During 2003, we developed a portfolio improvement strategy which was consistent with our goals of operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. In accordance with this strategy and our efforts to reduce debt and interest costs, we identified 19 hotels, one office building and three land parcels for sale. In January 2005, we identified three additional hotels as held for sale. Between November 1, 2003 and September 30, 2005, we sold the office building, 20 of the 22 hotels and two of the three land parcels. In October 2005, we added one additional hotel (Holiday Inn McKnight, Pittsburgh, PA) as held for sale. As of November 1, 2005, our portfolio consisted of 78 hotels, 75 of which represent our continuing operations portfolio (including one hotel in which we have a non-controlling equity interest and which we do not consolidate).

Overview of Continuing Operations
     Below is an overview of our results of operations for the three months ended September 30, 2005, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues for the three months ended September 30, 2005 increased from the prior year despite the continued closure of two hotels for hurricane renovations and six hotels under renovation during the quarter. We saw ADR and RevPAR improvements in the three and nine months ended September 30, 2005 as compared to the same period in 2004. We saw positive growth in occupancy for the three months ended September 30, 2005.

•	Operating expenses increased in the third quarter 2005 as compared to the third quarter 2004 as a result of higher revenues but as a percentage of total revenues direct and other hotel operating expenses were flat to last year. Bad debt expenses were higher due to the write-off of accounts receivable as a result of the Chapter 11 bankruptcy filings for Northwest Airlines and Delta Airlines. Corporate overhead expenses increased primarily due to the hiring costs of the Company’s new president and chief executive officer and the severance costs for the former chief executive officer and chief operating officer.

•	We recorded $0.6 million of impairment charges in the quarter which primarily relates to the write-down of the carrying costs of the Park Inn Brunswick, GA hotel to its estimated fair value based on a broker opinion.

•	Business interruption insurance proceeds were recorded for the January through July 2005 period for the two Florida hotels (Crowne Plaza West Palm Beach, FL and Holiday Inn Melbourne, FL) currently closed for repair from the hurricanes in the fall of 2004.

•	Net income attributable to common stock was $9.7 million for the third quarter 2005 compared with a net loss of $3.7 million for the third quarter 2004. For the nine months ended September 30, 2005, the net income attributable to common stock was $4.5 million as compared to a net loss of $18.1 million for 2004.
Overview of Discontinued Operations
     Between November 1, 2003 and November 1, 2005, we sold 20 hotels, an office building, and two land parcels. Summarized below is certain financial data related to these sales:

($ in thousands)
Aggregate Sales Price	$95,079
Debt pay down (principal only)	$71,659
     In accordance with SFAS No. 144, we have included the hotel assets sold during 2004 and 2005 as well as the hotel assets held for sale at September 30, 2005 (including any related impairment charges) in Discontinued Operations in the Consolidated Statement of Operations. The assets held for sale at September 30, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling prices are based on our experience with similar asset sales. During the three and nine months ended September 30, 2005, we recorded impairment charges of $0.2 million and $3.9 million on assets held for sale, respectively. Where the estimated selling prices, net of selling costs, of assets held for sale exceeded the carrying values, we did not increase the carrying values of the assets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.

     While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2005 remain properly classified in accordance with SFAS No. 144.
     The results of operations of the other 75 hotels that we consolidate in our financial statements are reported in continuing operations. Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future with the exception of our two hotels in Kansas which will be sold or surrendered to the lender, the Holiday Inn McKnight hotel in Pittsburgh, PA that was listed for sale in October 2005 and will be classified into discontinued operations, and the Holiday Inn, Jekyll Island, GA hotel, which will be reclassified into continuing operations in the 2005 fourth quarter (see subsequent event disclosure). Additionally, we periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives, and accordingly, from time to time, we could identify other assets for disposition.
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
Income Statement Overview
     The discussion below focuses on our 75 continuing operations hotels, for the three and nine months ended September 30, 2005 and September 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
     The analysis below compares the results of operations for the three months ended September 30, 2005 and September 30, 2004.
Revenues – Continuing Operations

	Three months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
Revenues (unaudited $ in thousands):
Rooms	$65,946	$62,660	$3,286	5.2%
Food and beverage	16,706	16,656	50	0.3%
Other	2,598	2,752	(154)	(5.6)%

Total revenues	$85,250	$82,068	$3,182	3.9%

Occupancy	66.0%	65.7%		0.5%
ADR	$83.82	$77.90	$5.92	7.6%
RevPAR	$55.29	$51.19	$4.10	8.0%
     Third quarter 2005 revenues increased $3.2 million or 3.9% despite the continued closure of two hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) for hurricane repairs and displacement at seven other hotels undergoing renovation during the quarter. Displacement refers to lost revenue and profit due to rooms being out of order as a result of renovation or hurricane repairs. Estimated third quarter 2005 room and total revenue displacement for the Crowne Plaza West Palm Beach and Holiday Inn Melbourne hotels, as calculated in the business interruption claims, are $2.7 million and $3.6 million. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of order. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. The seven hotels under renovation resulted in $1.3 million in room revenue displacement and $1.7 million in total revenue displacement. Accordingly, for the three months ended September 30, 2005, total room revenue displacement was $4.0 million and total revenue displacement was $5.3 million.
     Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended September 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage on our continuing operations, the impact of renovations underway and completed, and the impact of branding, we have adjusted this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.
     As the chart below indicates, our IHG branded hotels were outperformed by our other branded hotels in RevPAR and RevPAR Index growth in the three months ended September 30, 2005. During the third quarter 2005 we had seven hotels under renovation. Six of the seven hotels were IHG hotels. As a result, these six IHG hotels had 39,000 room nights out of service. This is an average of 424 rooms per day which represents approximately 35% of the available inventory at these six hotels. Capital expenditures for the three months ended September 30, 2005 for these six IHG hotels were $7.1 million. These renovations had a direct impact on the performance of these IHG hotels during the period.

Hotel	Room		Three Months Ended
Count	Count		September 30, 2005	September 30, 2004	Change/% Change
75	13,477	All Continuing Operations

		Occupancy	66.0%	65.7%		0.5%
		ADR	$83.82	$77.90	$5.92	7.6%
		RevPAR	$55.29	$51.19	$4.10	8.0%

73	12,963	Continuing Operations less two hotels closed due to hurricane damage

		Occupancy	66.0%	66.0%		0.0%
		ADR	$83.83	$77.71	$6.12	7.9%
		RevPAR	$55.29	$51.28	$4.01	7.8%
		RevPAR Index	96.9%	97.4%		(0.5%)

50	9,193	Continuing Operations less two hotels closed due to hurricane damage and hotels under renovation in the first, second & third quarters 2004 and 2005

		Occupancy	66.7%	66.3%		0.6%
		ADR	$80.96	$75.33	$5.63	7.5%
		RevPAR	$54.00	$49.91	$4.09	8.2%
		RevPAR Index	99.5%	97.8%		1.7%

21	3,013	Hotels completing major renovations in 2003 and 2004

		Occupancy	70.9%	64.3%		10.3%
		ADR	$86.73	$82.72	$4.01	4.8%
		RevPAR	$61.45	$53.22	$8.23	15.5%
		RevPAR Index	105.1%	97.9%		7.4%

16	1,845	Marriott Hotels

		Occupancy	73.2%	68.6%		6.7%
		ADR	$89.51	$85.19	$4.32	5.1%
		RevPAR	$65.54	$58.48	$7.06	12.1%
		RevPAR Index	115.0%	109.7%		4.8%

4	777	Hilton Hotels

		Occupancy	73.0%	69.5%		5.0%
		ADR	$97.28	$92.82	$4.46	4.8%
		RevPAR	$71.03	$64.54	$6.49	10.1%
		RevPAR Index	95.0%	90.0%		5.6%

45	8,829	IHG Hotels less two hotels closed due to hurricane damage

		Occupancy	66.5%	68.7%		(3.2%)
		ADR	$83.45	$76.82	$6.63	8.6%
		RevPAR	$55.46	$52.74	$2.72	5.2%
		RevPAR Index	94.3%	97.1%		(2.9%)

8	1,512	Other Brands and Independent Hotels

		Occupancy	50.6%	45.6%		11.0%
		ADR	$66.73	$60.77	$5.96	9.8%
		RevPAR	$33.74	$27.73	$6.01	21.7%
		RevPAR Index	87.8%	81.1%		8.3%

     Lodgian’s competitive set RevPAR growth as compared to the industry has been trending positive over the past seven quarters which, we believe, is a result of the improving conditions in the markets in which we operate. As shown below, in the first quarter 2004 the markets in which Lodgian operates grew RevPAR at only 58.4% of the U.S. industry average. By the third quarter 2005 the markets in which Lodgian operates grew RevPAR at 101.2% of the U.S. industry average. We are encouraged that our markets are now behaving consistently with national averages as we complete our renovations and, as a result, we are poised to improve our RevPAR indices.

Lodgian Hotel		Lodgian
Count (A)	Quarter	Comp Sets	Industry	Ratio
71	1st Qtr ’04	4.5%	7.7%	58.4%

71	2nd Qtr ’04	5.6%	8.6%	65.1%

71	3rd Qtr ’04	5.2%	6.4%	81.3%

71	4th Qtr ’04	7.6%	8.4%	90.5%

71	1st Qtr ’05	6.3%	7.2%	87.5%

71	2nd Qtr ’05	8.1%	8.3%	97.6%

71	3rd Qtr ’05	8.4%	8.3%	101.2%

(A)	The 71 hotels includes the 75 hotels in our continuing operations portfolio less the hotels in West Palm Beach, Melbourne, Windsor and Pinehurst.
Source: Smith Travel Research
Direct operating expenses – Continuing Operations

	Three months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Direct operating expenses:
Rooms	$17,959	$17,895	$64	0.4%
Food and beverage	12,034	12,328	(294)	(2.4)%
Other	2,030	2,052	(22)	(1.1)%

Total direct operating expenses	$32,023	$32,275	$(252)	(0.8)%

% of total revenues	37.6%	39.3%
     Direct operating expenses were $0.3 million or 0.8% lower in the third quarter 2005 than in the third quarter 2004 and 37.6% of revenues as compared to 39.3% of revenues in 2004. Room expenses on a cost per occupied room (POR) basis were $22.83 in the third quarter 2005 as compared to $22.25 in the third quarter 2004, an increase of 2.6%. Room payroll and related benefits, on an actual POR basis, were $14.01 in the third quarter 2005 as compared to $13.53 in the third quarter 2004, an increase of 3.5%, primarily due to increases in group medical costs and increases in labor costs associated with brand-mandated linen packages. Other rooms expenses, on an actual POR basis, were $8.82 in the third quarter 2005 as compared to $8.72 in the third quarter 2004, an increase of 1.1%. Increased costs for guest and operating supplies, guest loyalty programs, credit card commissions, reservation equipment and linen costs resulting from upgraded linen packages mandated by certain brands all contributed to the increase in other rooms costs.

Other operating expenses – Continuing Operations

	Three months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$6,275	$5,460	$815	14.9%
Advertising and promotion	4,266	3,696	570	15.4%
Franchise fees	6,100	5,754	346	6.0%
Repairs and maintenance	4,624	4,537	87	1.9%
Utilities	5,442	5,006	436	8.7%
Other expenses	29	4	25	625.0%

Total other hotel operating costs	$26,736	$24,457	$2,279	9.3%

Property and other taxes, insurance and leases	$5,900	$5,416	$484	8.9%
Corporate and other	6,039	4,412	1,627	36.9%
Casualty losses	190	2,019	(1,829)	(90.6)%
Depreciation and amortization	7,173	6,955	218	3.1%
Impairment of long-lived assets	611	—	611	n/m

Total other operating expenses	$46,649	$43,259	$3,390	7.8%

% of total revenues	54.7%	52.7%
     Other hotel operating costs increased $2.3 million or 9.3% in the third quarter 2005 as compared to the same period in 2004 due to the following:
•	Hotel general and administrative costs increased $0.8 million or 14.9% primarily as a result of training costs related to franchise mandated property management system upgrades, and the write off of Northwest and Delta airline receivables as a result of their respective Chapter 11 bankruptcy filings; and

•	Advertising and promotion costs increased $0.6 million or 15.4% primarily due to the addition of sales personnel and sales programs to promote our newly renovated properties and costs related to increased group medical insurance claims.
     Property and other taxes, insurance and leases increased $0.5 million or 8.9% primarily due to increases in insurance premiums as a result of higher costs incurred with the renewal of our insurance policies.
     Corporate and other costs increased $1.6 million or 36.9% primarily due to severance costs for our former chief operating officer and chief executive officer and costs related to the hiring of the Company’s new president and chief executive officer.
     Casualty losses decreased $1.8 million from 2004 as the damage incurred by the 2004 hurricanes to the two Florida hotels was significantly worse than the damage incurred by hurricane Katrina in 2005 on the Louisiana properties, with the Radisson Airport Hotel in Kenner, LA included in continuing operations and the Quality Inn & Conference Center in Metairie, LA included in discontinued operations.
     Charges for the impairment of long-lived assets of $0.6 million primarily represent a $0.5 million charge on the Park Inn in Brunswick, GA due to its undiscounted cash flows being less than its carrying value and the resulting broker opinion of value requiring a write-down to its fair value.

Non-operating income (expenses) – Continuing Operations

	Three months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$6,094	$—	$6,094	n/m
Interest income and other	348	212	136	64.2%
Interest expense and other financing costs:
Preferred Stock dividend	—	(866)	(866)	(100.0)%
Interest expense	(6,855)	(7,264)	(409)	(5.6)%
Loss on preferred stock redemption	—	(4,471)	(4,471)	(100.0)%
Minority interests	(1,127)	503	(1,630)	n/m
     Business interruption proceeds of $6.1 million in the third quarter 2005 represent the amounts already received by the Company or for which we had executed signed proofs of loss on business interruption claims. The business interruption proceeds recorded relate to the January to July 2005 time period for the two Florida hotels (Crowne Plaza in West Palm Beach, FL and Holiday Inn Melbourne, FL) closed for hurricane renovations.
     The Preferred Stock dividend costs in 2004 relate to the 12.25% annual dividend on the Preferred Stock issued on November 25, 2002. Preferred Stock dividend expense is zero in the third quarter 2005 as the Preferred Stock was redeemed in its entirety on July 26, 2004.
     Interest expense decreased $0.4 million for the third quarter 2005 as compared to the same period in 2004 as an additional $0.4 million of interest was capitalized in the third quarter 2005 as compared to the third quarter 2004 as a result of our renovation program.
     Loss on preferred stock redemption costs of $4.5 million in 2004 represent the 4% prepayment premium on the Preferred Stock that was redeemed on July 26, 2004.
     The analysis below compares the results of operations for the nine months ended September 30, 2005 and September 30, 2004.
Revenues – Continuing Operations

	Nine months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
Revenues (unaudited, $ in thousands):
Rooms	$184,904	$181,232	$3,672	2.0%
Food and beverage	50,424	52,050	(1,626)	(3.1)%
Other	7,761	8,212	(451)	(5.5)%

Total revenues	$243,089	$241,494	$1,595	0.7%

Occupancy	63.6%	63.7%		(0.2)%
ADR	$82.17	$77.83	$4.34	5.6%
RevPAR	$52.25	$49.55	$2.70	5.4%
     Revenues for the first nine months of 2005 increased $1.6 million or 0.7% despite the continued closure of two hurricane damaged hotels (Crowne Plaza West Palm Beach and Holiday Inn Melbourne) and displacement at ten hotels undergoing renovation during this period. Estimated room and total revenue displacement for the nine months ended September 30, 2004 for the Crowne Plaza West Palm Beach and the Holiday Inn Melbourne, as calculated in the business interruption claims, are $9.9 million and $13.2 million. Displacement for the ten hotels under renovation during this period resulted in $3.3 million of displaced room revenues and $4.2 million in total revenues. Accordingly, for the nine months ended September 30, 2005, total room revenue displacement for the hurricane-damaged closed hotels and hotels under renovation was $13.2 million and total revenue displacement was $17.4 million.

     Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the nine months ended September 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage on our continuing operations, the impact of renovations underway and completed, and the impact of branding, we have adjusted this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.
     As the chart below indicates, our IHG branded hotels were outperformed by our other branded hotels in RevPAR and RevPAR Index growth in the nine months ended September 30, 2005. IHG branded hotels had over 92,000 room nights out of service for the nine months ended September 30, 2005. Capital expenditures for the nine months ended September 30, 2005 for IHG hotels were $17.0 million. These renovations had a direct impact on the performance of these IHG hotels during the period.

Hotel	Room		Nine Months Ended
Count	Count		September 30, 2005	September 30, 2004	Change/% Change
75	13,477	All Continuing Operations

		Occupancy	63.6%	63.7%		(0.1%)
		ADR	$82.17	$77.83	$4.34	5.6%
		RevPAR	$52.25	$49.55	$2.70	5.4%

73	12,963	Continuing Operations less two hotels closed due to hurricane damage

		Occupancy	63.6%	63.5%		0.2%
		ADR	$82.17	$77.30	$4.87	6.3%
		RevPAR	$52.25	$49.05	$3.20	6.5%
		RevPAR Index	98.3%	99.2%		(0.9%)

50	9,193	Continuing Operations less two hotels closed due to hurricane damage and hotels under renovation in the first, second & third quarters 2004 and 2005

		Occupancy	63.3%	62.3%		1.6%
		ADR	$79.96	$75.50	$4.46	5.9%
		RevPAR	$50.57	$47.05	$3.52	7.5%
		RevPAR Index	100.3%	99.5%		0.8%

21	3,013	Hotels completing major renovations in 2003 and 2004

		Occupancy	71.0%	66.8%		6.3%
		ADR	$87.98	$82.72	$5.26	6.4%
		RevPAR	$62.49	$55.27	$7.22	13.1%
		RevPAR Index	108.8%	103.9%		4.7%

16	1,845	Marriott Hotels

		Occupancy	72.0%	68.6%		5.0%
		ADR	$88.08	$83.14	$4.94	5.9%
		RevPAR	$63.15	$57.05	$6.10	10.7%
		RevPAR Index	119.0%	114.8%		3.7%

4	777	Hilton Hotels

		Occupancy	68.5%	66.1%		3.6%
		ADR	$96.27	$90.99	$5.28	5.8%
		RevPAR	$65.93	$60.15	$5.78	9.6%
		RevPAR Index	96.0%	92.1%		4.2%

45	8,829	IHG Hotels less two hotels closed due to hurricane damage

		Occupancy	64.1%	65.0%		(1.4%)
		ADR	$81.46	$76.61	$4.85	6.3%
		RevPAR	$52.25	$49.77	$2.48	5.0%
		RevPAR Index	95.9%	98.4%		(2.5%)

8	1,512	Other Brands and Independent Hotels

		Occupancy	47.9%	47.3%		1.3%
		ADR	$66.60	$63.30	$3.30	5.2%
		RevPAR	$31.91	$29.95	$1.96	6.5%
		RevPAR Index	83.8%	83.5%		0.4%

Direct operating expenses – Continuing Operations

	Nine months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Direct operating expenses:
Rooms	$51,086	$49,709	$1,377	2.8%
Food and beverage	36,078	36,097	(19)	(0.1)%
Other	6,059	6,020	39	0.6%

Total direct operating expenses	$93,223	$91,826	$1,397	1.5%

% of total revenues	38.4%	38.0%
     Direct operating expenses increased $1.4 million or 1.5% in the first nine months of 2005 and as a percentage of revenues increased to 38.4% from 38.0% for the same period in 2004. Room expenses on a cost per occupied room (POR) basis were $22.70 in the first nine months of 2005 as compared to $21.35 in the same period in 2004, an increase of 6.3%. Rooms payroll and related benefits, on an actual POR basis, were $14.02 in the first nine months of 2005 as compared to $13.34 in 2004, an increase of 5.1%. Labor costs were higher due to brand-mandated linen package upgrades, and higher costs for group medical and workers’ compensation insurance due to higher claims activity. Other rooms expenses, on an actual POR basis, were $8.68 in the first nine months of 2005 as compared to $8.01 in 2004, an increase of 8.4%, primarily due to increased costs in linen expense resulting from upgraded linen packages mandated by certain brands, increased guest and operating supplies, increases in travel agent, reservation and credit card fees and increased guest loyalty program expenses.
Other operating expenses – Continuing Operations

	Nine months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs:
General and administrative	$17,325	$15,605	$1,720	11.0%
Advertising and promotion	12,481	11,260	1,221	10.8%
Franchise fees	16,881	16,564	317	1.9%
Repairs and maintenance	13,576	13,082	494	3.8%
Utilities	14,852	14,066	786	5.6%
Other expenses	212	(7)	219	n/m

Total other hotel operating costs	$75,327	$70,570	$4,757	6.7%

Property and other taxes, insurance and leases	$17,399	$16,163	$1,236	7.6%
Corporate and other	16,567	13,437	3,130	23.3%
Casualty losses	322	2,019	(1,697)	(84.1)%
Depreciation and amortization	20,698	20,422	276	1.4%
Impairment of long-lived assets	3,220	—	3,220	n/m

Total other operating expenses	$133,533	$122,611	$10,922	8.9%

% of total revenues	54.9%	50.8%
     Other hotel operating costs increased $4.8 million or 6.7% in the nine months ended September 30, 2005 as compared to the same period in 2004 due to the following:
•	Hotel general and administrative costs increased $1.7 million or 11.0% primarily as a result of increased costs related to our property management system conversions, an increase in group medical insurance claims, additional payroll costs, an increase in vacation pay accruals and the write-off of the Delta Airlines and Northwest Airlines receivables as a result of their respective Chapter 11 bankruptcy filings;

•	Advertising and promotion costs increased $1.2 million or 10.8% primarily due to the addition of sales personnel and sales programs to promote our newly renovated properties and added costs related to increased group medical insurance claims; and

•	Utility costs increased $0.8 million or 5.6% due to higher rates.

     Property and other taxes, insurance and lease costs increased $1.2 million or 7.6% for the first nine months of 2005 due to increased insurance premiums surrounding the policy year premium renewal and due to a $0.7 million credit we received in 2004 as a result of the settlement of a deferred ground rent obligation.
     Corporate and other costs increased $3.1 million or 23.3% primarily due to severance costs and expenses related to the hiring of the Company’s new president and chief executive officer and the $0.7 million write-off of the receivable from the 30% minority owned Holiday Inn City Center Columbus, Ohio hotel, which we do not consolidate on our financial statements as it is accounted for under the equity method of accounting.
     Charges for impairment of long-lived assets of $3.2 million are comprised of the following items:
•	$1.6 million impairment charge on the Holiday Inn, Lawrence, KS hotel due to a reduced fair value appraisal;

•	$0.9 million impairment charge on the Holiday Inn, Hamburg, NY hotel due to its undiscounted cash flows being less than its carrying value and the resulting broker opinion of value requiring a write-down of the asset to its estimated fair value;

•	$0.5 million impairment charge on the Park Inn, Brunswick, GA hotel due to its undiscounted cash flows being less than its carrying value and the resulting broker opinion of value requiring a write-down of the asset to its estimated fair value; and

•	$0.3 million write-off of the net book value of assets that were replaced in the first nine months of 2005.
Non-operating income (expenses) – Continuing Operations

	Nine months ended
	September 30, 2005	September 30, 2004	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$7,823	$—	$7,823	n/m
Interest income and other	573	321	252	78.5%
Interest expense and other financing costs:
Preferred Stock dividend	—	(9,383)	(9,383)	(100.0)%
Interest expense	(20,749)	(34,795)	(14,046)	(40.4)%
Loss on preferred stock redemption	—	(6,063)	6,063	(100.0)%
Minority interests	(1,102)	285	(1,387)	n/m
     Business interruption proceeds of $7.8 million represent the amounts received by the Company or for which we had executed signed proofs of loss for business interruption claims from September 2004 to July 2005 on the two Florida hotels (Crowne Plaza West Palm Beach, FL and Holiday Inn Melbourne, FL) that are closed for hurricane renovations.
     The Preferred Stock dividend relates to the 12.25% annual dividend on the Preferred Stock issued on November 25, 2002. Preferred Stock dividend expense is zero in the first nine months of 2005 as the Preferred Stock was redeemed in its entirety on July 26, 2004.
     Interest expense decreased $14.0 million for the first nine months of 2005 as compared to the same period in 2004 because the 2004 expenses reflect the costs associated with the debt refinance we completed on June 25, 2004 and the write-off of the capitalized deferred loan costs for the debt that was extinguished. Additionally, we capitalized more interest in 2005 than in 2004 due to our renovation program.
     Loss on preferred stock redemption costs of $6.1 million in 2004 represent the 4% prepayment premium on the Preferred Stock that was either exchanged for common stock immediately following the consummation of our equity offering on June 25, 2004 or redeemed on July 26, 2004.

Results of Operations — Discontinued Operations
     During third quarter 2005, we sold four hotels for a gross sales price of $24.3 million and used $15.7 million of the net proceeds to pay down debt. For the nine months ended September 30, 2005, we sold eight hotels for a gross sales price of $37.7 million and used $29.2 million of the net proceeds to pay down debt. The aggregate gain from the sale of the assets in 2005 was $6.9 million.
     Impairment was recorded on assets held for sale in the three and nine months ended September 30, 2005 and September 30, 2004. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with our real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. The impairment of long-lived assets held for sale of $0.2 million recorded in the third quarter 2005 primarily represents $0.1 million of impairment charges on the Holiday Inn Rolling Meadows, IL and $0.1 million of impairment charges on the Holiday Inn Gadsden, AL hotels sold in the quarter.
     The impairment of long-lived assets held for sale of $1.0 million recorded in third quarter 2004 represents the write-down of four hotels. During the third quarter of 2004 we recorded impairment losses as follows:
a)	$0.6 million on the Quality Hotel Metairie, LA to record the difference between the fair value and the carrying value of the hotel;

b)	$0.2 million on the Holiday Inn Austin, TX to adjust for the further reduction in the estimated selling price of this hotel;

c)	$0.1 million on the Holiday Inn Florence, KY to adjust for the further reduction in the estimated selling price of this hotel; and

d)	$0.1 million on the Holiday Inn Morgantown, WV to adjust for the further reduction in the estimated selling price of this hotel.
  Income taxes
     At December 31, 2004, we had available net operating loss carryforwards of approximately $314 million for federal income tax purposes, which will expire in 2005 through 2024. The recently concluded equity offering resulted in an Internal Revenue Code (IRC) Section 382 change of ownership, limiting the Company’s ability to utilize these losses. As a result of the application of IRC Section 382, our ability to use these net operating loss carryforwards is subject to an annual limitation of approximately $8.3 million. Due to these and other limitations, a portion or all of the net operating loss carryforwards will likely expire unused. At December 31, 2004, we established a valuation allowance of $145.2 million to fully offset our net deferred tax asset.
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
     The following table presents EBITDA from continuing operations, a non-GAAP measure, for the three and nine months ended September 30, 2005 and September 30, 2004, and provides a reconciliation with the income (loss) from continuing operations, a GAAP measure:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited in thousands)
Continuing operations:
Income (loss) from continuing operations	$5,025	$(5,689)	$2,730	$(23,066)
Depreciation and amortization	7,173	6,955	20,698	20,422
Interest income	(347)	(175)	(771)	(303)
Interest expense	6,855	7,264	20,750	34,795
Preferred stock dividends	—	866	—	9,383
Loss on preferred stock redemption	—	4,471	—	6,063
Provision for income taxes — continuing operations	13	337	148	488

EBITDA from continuing operations	$18,719	$14,029	$43,555	$47,782

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statements of operations	$13	$67	$175	$397
Impairment loss	611	—	3,220	—
Casualty losses — hurricane damage	190	2,019	322	2,019
Write-off of receivable from non-consolidated hotel	(200)	—	746	—
Write-off of investment in subsidiary for non-consolidated hotel	—	—	170	—
Guaranty payments on Kansas properties	—	—	500	—
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
     The following table presents certain quarterly data for our continuing operations for the eight quarters ended September 30, 2005. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 75 hotels classified in continuing operations at September 30, 2005:

	Three Months Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
	($ in thousands)
Revenues:
Rooms	$65,946	$64,497	$54,461	$50,672	$62,660	$62,522	$56,050	$50,726
Food and beverage	16,706	18,817	14,901	19,258	16,656	19,167	16,227	18,513
Other	2,598	2,671	2,492	2,294	2,752	2,760	2,701	2,510

	85,250	85,985	71,854	72,224	82,068	84,449	74,978	71,749

Operating expenses:
Direct:
Rooms	17,959	17,632	15,494	15,648	17,895	16,357	15,457	15,441
Food and beverage	12,034	13,062	10,982	13,936	12,328	12,477	11,289	12,307
Other	2,030	2,098	1,930	1,842	2,052	2,038	1,931	2,132

	32,023	32,792	28,406	31,426	32,275	30,872	28,677	29,880

	53,227	53,193	43,448	40,798	49,793	53,577	46,301	41,869

Other operating expenses:
Other hotel operating costs	26,736	24,693	23,900	22,763	24,457	22,916	23,194	21,677
Property and other taxes, insurance and leases	5,900	5,810	5,690	5,037	5,416	5,187	5,561	5,118
Corporate and other	6,039	5,870	4,658	3,451	4,412	4,691	4,335	4,537
Casualty gains and losses	190	28	104	295	2,019	—	—	—
Depreciation and amortization	7,173	6,867	6,658	6,523	6,955	6,797	6,671	6,982
Impairment of long-lived assets	611	954	1,655	4,878	—	—	—	7,062

Other operating expenses	46,649	44,222	42,665	42,947	43,259	39,591	39,761	45,376

	6,578	8,971	783	(2,149)	6,534	13,986	6,540	(3,507)

Other income (expenses):
Business interruption insurance proceeds	6,094	1,729	—	—	—	—	—	—
Interest income and other	348	54	171	360	212	66	43	486
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	—	(866)	(4,233)	(4,285)	(4,065)
Other interest expense	(6,855)	(6,912)	(6,983)	(7,456)	(7,264)	(19,507)	(8,024)	(7,583)
Gain on asset dispositions	—	—	—	—	—	—	—	444
Loss on preferred stock redemption	—	—	—	—	(4,471)	(1,592)	—	—

(Loss) income before income taxes, reorganization items and minority interests	6,165	3,842	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(14,225)
Reorganization items	—	—	—	—	—	—	—	647

Income (loss) before income taxes and minority interest	6,165	3,842	(6,029)	(9,245)	(5,855)	(11,280)	(5,726)	(13,578)
Minority interests	(1,127)	(120)	145	407	503	(71)	(147)	1,412

Income (loss) before income taxes — continuing operations	5,038	3,722	(5,884)	(8,838)	(5,352)	(11,351)	(5,873)	(12,166)
(Provision) benefit for income taxes — continuing operations	(13)	(67)	(67)	259	(337)	(76)	(76)	48

Income (loss) from continuing operations	5,025	3,655	(5,951)	(8,579)	(5,689)	(11,427)	(5,949)	(12,118)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	4,684	(1,781)	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)
Income tax benefit (provision)	—	—	—	—	—	—	—	—

(Loss) income from discontinued operations	4,684	(1,781)	(1,134)	(5,185)	1,952	4,180	(1,136)	(4,388)

Net income (loss)	9,709	1,874	(7,085)	(13,764)	(3,737)	(7,247)	(7,085)	(16,506)

Net income (loss) attributable to common stock	$9,709	$1,874	$(7,085)	$(13,764)	$(3,737)	$(7,247)	$(7,085)	$(16,506)

EBITDA Reconciliation of Continuing Operations
     The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified as continuing operations as of September 30, 2005, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
	($ in thousands)
Continuing operations:
Income (loss) from continuing operations	$5,025	$3,655	$(5,951)	$(8,579)	$(5,689)	$(11,427)	$(5,949)	$(12,118)
Depreciation and amortization	7,173	6,867	6,658	6,523	6,955	6,797	6,670	6,982
Interest income	(347)	(205)	(220)	(346)	(175)	(80)	(48)	(196)
Interest expense	6,855	6,912	6,983	7,456	7,264	19,507	8,024	7,583
Preferred stock dividends	—	—	—	—	866	4,233	4,285	4,065
Loss on preferred stock redemption	—	—	—	—	4,471	1,592	—	—
Provision (benefit) for income taxes — continuing operations	13	67	67	(259)	337	76	76	(48)
EBITDA from continuing operations	$18,719	$17,296	$7,537	$4,795	$14,029	$20,698	$13,058	$6,268

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three Months Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$13	$52	$110	$61	$67	$135	$195	$1,289
Reorganization expenses	—	—	—	—	—	—	—	(647)
Impairment loss	611	954	1,655	4,878	—	—	—	7,062
Gain on asset dispositions	—	—	—	—	—	—	—	(444)
Casualty losses - 2004 and 2005 hurricane damage	190	28	104	294	2,019	—	—	—
Adjustments to bankruptcy claims reserves	$—	—	—	(38)	—	—	—	(302)
Write-off (recovery) of receivable from non-consolidated hotel	(200)	946	—	—	—	—	—	—
Write-off of investment in subsidiary for non-consolidated hotel	—	170	—	—	—	—	—	—
Guaranty payments on Kansas properties	—	500	—	—	—	—	—	—
  Hotel data by market segment and region
     Hotel data by market segment
     The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the three and nine months ended September 30, 2005 and September 30, 2004, by market segment and the capital expenditures for the nine months ended September 30, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) since we do not have comparative figures for the three months ended September 30, 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.

     Combined Continuing and Discontinued Operations — 75 hotels (excludes Pinehurst, West Palm Beach and Melbourne hotels)

	Capital expenditures
	Nine Months Ended	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands $)
Upper Upscale
Number of properties	$291	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		75.6%	72.1%	71.7%	69.4%
Average daily rate		$102.63	$97.95	$101.29	$95.94
RevPAR		$77.60	$70.59	$72.64	$66.56
RevPAR change		9.9%		9.1%

Upscale
Number of properties	8,591	18	16	18	16
Number of rooms		3,322	2,779	3,322	2,779
Occupancy		67.7%	66.9%	67.4%	67.1%
Average daily rate		$87.49	$84.64	$88.17	$85.27
RevPAR		$59.19	$56.67	$59.44	$57.20
RevPAR change		4.5%		3.9%

Midscale with Food & Beverage
Number of properties	22,877	42	44	42	44
Number of rooms		8,010	8,435	8,010	8,435
Occupancy		63.9%	66.1%	60.6%	62.3%
Average daily rate		$81.89	$74.73	$78.76	$74.00
RevPAR		$52.31	$49.42	$47.74	$46.09
RevPAR change		5.9%		3.6%

Midscale without Food & Beverage
Number of properties	1,437	8	8	8	8
Number of rooms		926	926	926	926
Occupancy		69.2%	65.3%	68.2%	64.2%
Average daily rate		$68.25	$59.98	$66.96	$61.27
RevPAR		$47.21	$39.17	$45.69	$39.34
RevPAR change		20.5%		16.1%

Economy
Number of properties	1,164	1	0	1	0
Number of rooms		126	0	126	0
Occupancy		38.6%	0.0%	53.0%	0.0%
Average daily rate		$57.53	$0.00	$64.20	$0.00
RevPAR		$22.21	$0.00	$34.03	$0.00
RevPAR change		n/m		n/m

Independent Hotels
Number of properties	60	2	3	2	3
Number of rooms		291	535	291	535
Occupancy		38.7%	38.9%	36.7%	39.0%
Average daily rate		$63.55	$61.99	$65.76	$62.78
RevPAR		$24.58	$24.11	$24.15	$24.51
RevPAR change		1.9%		-1.5%

All Hotels
Number of properties	34,420	75	75	75	75
Number of rooms		13,500	13,500	13,500	13,500
Occupancy		65.1%	65.5%	62.9%	62.9%
Average daily rate		$83.43	$77.07	$81.66	$76.79
RevPAR		$54.32	$50.50	$51.36	$48.31
RevPAR change		7.6%		6.3%
Continuing Operations — 73 hotels (excludes Pinehurst, West Palm Beach, Melbourne and held for sale hotels)

	Capital expenditures
	Nine Months Ended	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands $)
Upper Upscale
Number of properties	$291	4	4	4	4
Number of rooms		825	825	825	825
Occupancy		75.6%	72.1%	71.7%	69.4%
Average daily rate		$102.63	$97.95	$101.29	$95.94
RevPAR		$77.60	$70.59	$72.64	$66.56
RevPAR change		9.9%		9.1%

Upscale
Number of properties	8,591	18	16	18	16
Number of rooms		3,322	2,779	3,322	2,779
Occupancy		67.7%	66.9%	67.4%	67.1%
Average daily rate		$87.49	$84.64	$88.17	$85.27
RevPAR		$59.19	$56.67	$59.44	$57.20
RevPAR change		4.5%		3.9%

Midscale with Food & Beverage
Number of properties	22,766	40	42	40	42
Number of rooms		7,607	8,032	7,607	8,032
Occupancy		64.9%	66.3%	61.2%	62.5%
Average daily rate		$82.31	$75.53	$79.39	$74.55
RevPAR		$53.40	$50.06	$48.55	$46.62
RevPAR change		6.7%		4.1%

Midscale without Food & Beverage
Number of properties	1,437	8	8	8	8
Number of rooms		926	926	926	926
Occupancy		69.2%	65.3%	68.2%	64.2%
Average daily rate		$68.25	$59.98	$66.96	$61.27
RevPAR		$47.21	$39.17	$45.69	$39.34
RevPAR change		20.5%		16.1%

Economy
Number of properties	1,164	1	0	1	0
Number of rooms		126	0	126	0
Occupancy		38.6%	0.0%	53.0%	0.0%
Average daily rate		$57.53	$0.00	$64.20	$0.00
RevPAR		$22.21	$0.00	$34.03	$0.00
RevPAR change		n/m		n/m

Independent Hotels
Number of properties	60	2	3	2	3
Number of rooms		291	1,824	291	1,824
Occupancy		38.7%	38.9%	36.7%	39.0%
Average daily rate		$63.55	$61.99	$65.76	$62.78
RevPAR		$24.58	$24.11	$24.15	$24.51
RevPAR change		1.9%		-1.5%

All Hotels
Number of properties	34,309	73	73	73	73
Number of rooms		13,097	14,386	13,097	14,386
Occupancy		65.7%	65.6%	63.3%	63.1%
Average daily rate		$83.70	$77.63	$82.08	$77.20
RevPAR		$55.02	$50.93	$51.95	$48.71
RevPAR change		8.0%		6.6%
     The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson and Residence Inn by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Holiday Inn, Holiday Inn Select, and Quality Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn

          Hotel data by region
     The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the three and nine months ended September 30, 2005 and September 30, 2004, by region and the capital expenditures for the nine months ended September 30, 2005. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Springhill Suites by Marriott hotel in Pinehurst, North Carolina (acquired in December 2004) is excluded since we do not have comparative figures for the nine months ended September 30, 2004;

•	The Holiday Inn Melbourne, Florida hotel since it is currently closed for hurricane renovations; and

•	The Crowne Plaza West Palm Beach, Florida hotel since it is currently closed for hurricane renovations.
  Combined Continuing and Discontinued Operations — 75 hotels (excludes Pinehurst, West Palm Beach and Melbourne hotels)

	Capital expenditures
	Nine Months Ended	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands $)
Northeast Region
Number of properties	$17,046	28	28	28	28
Number of rooms		5,155	5,155	5,155	5,155
Occupancy		69.6%	72.4%	64.8%	66.8%
Average daily rate		$91.91	$85.61	$89.36	$84.14
RevPAR		$63.94	$61.98	$57.94	$56.25
RevPAR change		3.2%		3.0%

Southeast Region
Number of properties	12,752	25	25	25	25
Number of rooms		4,156	4,156	4,156	4,156
Occupancy		60.7%	60.2%	59.9%	59.0%
Average daily rate		$77.89	$69.07	$73.51	$68.29
RevPAR		$47.27	$41.55	$44.00	$40.28
RevPAR change		13.8%		9.2%

Midwest Region
Number of properties	1,706	15	15	15	15
Number of rooms		2,873	2,873	2,873	2,873
Occupancy		63.3%	63.0%	60.9%	60.7%
Average daily rate		$76.20	$70.79	$76.18	$71.91
RevPAR		$48.21	$44.60	$46.38	$43.64
RevPAR change		8.1%		6.3%

West Region
Number of properties	2,916	7	7	7	7
Number of rooms		1,316	1,316	1,316	1,316
Occupancy		65.6%	61.0%	69.3%	64.8%
Average daily rate		$79.59	$76.44	$86.15	$81.49
RevPAR		$52.23	$46.66	$59.73	$52.80
RevPAR change		11.9%		13.1%

All Hotels
Number of properties	34,420	75	75	75	75
Number of rooms		13,500	13,500	13,500	13,500
Occupancy		65.1%	65.5%	62.9%	62.9%
Average daily rate		$83.43	$77.07	$81.66	$76.79
RevPAR		$54.32	$50.50	$51.36	$48.31
RevPAR change		7.6%		6.3%
Continuing Operations — 73 hotels (excludes Pinehurst, West Palm Beach, Melbourne and held for sale hotels)

	Capital expenditures	Three Months Ended		Nine Months Ended
	Nine Months Ended	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	September 30, 2005
	(in thousands $)
Northeast Region
Number of properties	$17,047	28	28	28	28
Number of rooms		5,155	5,155	5,155	5,155
Occupancy		69.6%	72.4%	64.8%	66.8%
Average daily rate		$91.91	$85.61	$89.36	$84.14
RevPAR		$63.94	$61.98	$57.94	$56.25
RevPAR change		3.2%		3.0%

Southeast Region
Number of properties	12,640	23	23	23	23
Number of rooms		3,753	3,753	3,753	3,753
Occupancy		62.4%	59.9%	60.9%	59.2%
Average daily rate		$78.47	$70.32	$74.31	$68.93
RevPAR		$48.95	$42.09	$45.25	$40.80
RevPAR change		16.3%		10.9%

Midwest Region
Number of properties	1,706	15	15	15	15
Number of rooms		2,873	2,873	2,873	2,873
Occupancy		63.3%	63.0%	60.9%	60.7%
Average daily rate		$76.20	$70.79	$76.18	$71.91
RevPAR		$48.21	$44.60	$46.38	$43.64
RevPAR change		8.1%		6.3%

West Region
Number of properties	2,916	7	7	7	7
Number of rooms		1,316	1,316	1,316	1,316
Occupancy		65.6%	61.0%	69.3%	64.8%
Average daily rate		$79.59	$76.44	$86.15	$81.49
RevPAR		$52.23	$46.66	$59.73	$52.80
RevPAR change		11.9%		13.1%

All Hotels
Number of properties	34,309	73	73	73	73
Number of rooms		13,097	13,097	13,097	13,097
Occupancy		65.7%	65.6%	63.3%	63.1%
Average daily rate		$83.70	$77.63	$82.08	$77.20
RevPAR		$55.02	$50.93	$51.95	$48.71
RevPAR change		8.0%		6.6%
     The regions in the tables above are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Kansas, Michigan, Minnesota, Missouri, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
Liquidity and Capital Resources
   Working Capital
     We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds of insurance claims relating principally to damage caused by the 2004 and 2005 hurricanes and existing cash balances. In addition, we are in the process of refinancing the Holiday Inn Hilton Head, SC hotel which has an above market existing mortgage rate of 10.59% which will provide us with an estimated $7.4 million of cash after the repayment of debt, required reserves and closing costs. We expect to complete the refinancing of that hotel on or before November 18, 2005. We are also seeking to refinance 10 other hotels, all of which have higher than current market rate mortgages, which at September 30, 2005 secured $34.0 million of mortgage debt, and which we expect will be reduced to $28.0 million by the refinancing discussed above. We have not yet completed the negotiation of that refinancing and do not yet know the net proceeds to be realized from it.
     Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or certain large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry or the failure of an individual carrier that does business with us also could materially and adversely affect the ability to collect on accounts receivable, and hence our liquidity. A further downturn in the airline industry or the failure of an individual carrier that does business with us could also affect revenues by decreasing the aggregate levels of demand for our hotels by airline industry employees. At September 30, 2005, airline receivables represented approximately 12.1% of our accounts receivable net of allowances, During the third quarter 2005 Northwest Airlines and Delta Airlines filed for Chapter 11 bankruptcy protection and, as a result, we recorded a bad debt charge of $0.4 million.

     Between November 1, 2003 and November 1, 2005, we sold 20 hotels, one office building, and two land parcels and as of November 1, 2005, we have three hotels (including one hotel listed for sale in October 2005) and one land parcel classified as assets held for sale. The aggregate sales price from the sale of the 20 hotels, the office building and two land parcels sold between November 1, 2003 and November 1, 2005, was $95.1 million and, of the net proceeds, $71.7 million was used to pay down debt and $16.5 million was used for general corporate purposes, including capital expenditures.
     Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the timely receipt of pending insurance claims, the successful refinance of our mortgage debt as detailed above, the successful implementation of our business strategy and, to an extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. Adverse developments in our business or an inability to refinance our indebtedness or collect insurance proceeds in a timely manner could have a material and adverse effect on our cash flows and financial position. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See “Masters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.
     In June 2004, we completed an offering to the public of our common stock, the purpose of which was to redeem our outstanding Preferred Stock, to fund capital expenditures related to renovations and repositioning of selected hotels, and for general corporate purposes including funding our growth strategy. In connection with this offering, we closed on the $370 million Merrill Lynch Mortgage Lending, Inc. refinance in order to extend maturities and to convert a substantial portion of floating rate debt to fixed rate debt.
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
     At September 30, 2005, we had a working capital deficit (current assets less current liabilities) of $14.1 million compared to a working capital surplus of $9.5 million at December 31, 2004. The decrease in working capital was primarily due to our use of cash to fund our renovation program. In 2004 with the completion of our common stock offering, we received net proceeds that approximated $175.9 million, of which approximately $25.7 million was used to fund reserve accounts with Merrill Lynch Mortgage pursuant to requirements in our June 2004 Refinancing

Debt agreements. A reserve of $22.7 million was funded for capital expenditures and a reserve of $3.0 million was funded for requirements related to a hotel ground lease that was ultimately resolved at approximately $1.8 million. On July 26, 2004, we used approximately $114.0 million of the proceeds from our equity offering to redeem all of our outstanding shares of Series A Preferred Stock, including accrued dividends and a 4% prepayment premium. Approximately $2.2 million in cash replaced the 79,278 shares of Preferred Stock held in the disputed claims reserve. As of June 30, 2005, we completed our final distribution related to our bankruptcy filing and relieved the excess liability related to our bankruptcy claims and credited Additional Paid in Capital.
     During the three and nine months ended September 30, 2005 we spent approximately $21.3 million and $63.2 million, respectively, on capital expenditures. For the remainder of 2005 we expect to spend an additional $26.1 million on our continuing operations hotels, of which $14.4 million represents committed hurricane repair capital expenditures, much of which we anticipate will be covered by insurance proceeds, thereby completing substantially all of our deferred renovations.
     We believe that the combination of our current cash, cash flows from operations, anticipated debt proceeds, capital expenditure escrows and the proceeds of asset sales will be sufficient to meet our liquidity needs for the next 24 months. Our ability to meet our short and long-term cash needs over the next 24 months is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improvement in our operating results, the successful implementation of our portfolio improvement strategy, including the sale of unencumbered non-core assets, and our ability to obtain third party sources of capital on favorable terms as and when needed, including the successful completion of our current refinancing activities. In the short term, we continue to diligently monitor our expenses and focus on the completion of our asset divesture and refinancing programs. Our future liquidity needs and sources of working capital are subject to uncertainty and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could lead to defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements. See “Matters Which May Affect Future Results — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
Cash Flow
  Operating Activities
     Net cash provided by operating activities was $19.8 million for the first nine months of 2005 as compared to net cash provided by operating activities of $28.2 million for the first nine months of 2004.
  Investing Activities
     Net cash used in investing activities was $2.5 million for the first nine months of 2005 as compared to net cash used in investing activities of $7.9 million in 2004. Capital improvements increased $40.8 million, proceeds from our dispositions program decreased by $2.6 million, withdrawals from capital expenditure escrows increased by $34.5 million as compared to the same period last year, and we received $15.8 million in insurance advances since January 1, 2005 to cover property damage to our hotels.
  Financing activities
     Net cash used in financing activities in the first nine months of 2005 was $43.9 million, as compared to $26.1 million net cash provided by financing activities in 2004. Principal payments on long term debt were $46.7 million, $3.2 million of proceeds were received with the financing of our Pinehurst, NC hotel, and $0.3 million for payments of deferred loan costs on this financing. Net cash provided by financing activities in 2004 is primarily the net result of the equity offering and loan refinancing completed in June 2004.

Debt and Contractual Obligations
     See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2004 and Notes 6 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
Market Risk
     We are exposed to interest rate risks on our variable rate debt. At September 30, 2005 and December 31, 2004, we had outstanding variable rate debt of approximately $67.8 million and $102.7 million, respectively.
     On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and Lehman Financing. The new refinancing with Merrill Lynch is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at September 30, 2005.
     The fair value of the interest rate cap related to Refinanced Debt as of September 30, 2005 and December 31, 2004, was approximately $11,000 and $31,000, respectively. The fair value of the interest rate cap was recognized on the balance sheet in other assets. Adjustments to the carrying value of the interest rate cap are reflected in interest expense.
     As a result of having the interest rate cap, we believe that our interest rate risk at September 30, 2005 and December 31, 2004 is minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate cap as of September 30, 2005 would be a reduction in net income of approximately $11,000. This derivative financial instrument is viewed as a risk management tool. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.
     At September 30, 2005, approximately $67.8 million of debt instruments outstanding were subject to changes in the LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million. The fair value of the fixed rate mortgage debt (book value $330.5 million) at September 30, 2005 is estimated at $331.2 million.
     The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of September 30, 2005 and December 31, 2004 would be approximately $9.6 million and $12.1 million, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
     a) Based on an evaluation of our disclosure controls and procedures carried out as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective since they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     b) During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting which materially affected, or are likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. We completed our final bankruptcy distribution on September 30, 2005 and any excess amounts that remained in the reserve for allowed claims were credited to Additional Paid-in Capital. We do not anticipate any material charges related to the bankruptcy filing in the future.
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

LODGIAN, INC.

	By:	/s/ EDWARD J. ROHLING

Date: November 9, 2005		Edward J. Rohling
President and
Chief Executive Officer

	By:	/s/ LINDA BORCHERT PHILP

Date: November 9, 2005		Linda Borchert Philp
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

1.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

Exhibit
Number	Description
4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc., in favor of Column Financial, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.3	Lease Agreement, dated April 7, 1997, by and between CSB-Georgia Limited Partnership and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.4	First Amendment to Lease Agreement, dated as of May 8, 1998, by and between Cousins LORET Venture, L.L.C. and Impac Hotel Group, L.L.C. (Incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.5	Second Amendment to Lease Agreement, dated as of June 7, 2000, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.6	Third Amendment to Lease Agreement, dated as of April 1, 2002, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.7	Fourth Amendment to Lease Agreement, dated as of April 28, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.5 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.8	Fifth Amendment to Lease Agreement, dated as of December 23, 2003, by and between Cousins LORET Venture, L.L.C. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.14.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.9	Sixth Amendment to Lease Agreement, dated as of July 11, 2005, by and between ND Properties, Inc. and Lodgian, Inc. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).

10.10	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description
10.11	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.

10.12	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.13	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.14	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.15	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.16	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.17	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.18	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.19	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.20	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.21	Loan Modification Agreement (Fixed Rate #4) dated October 17, 2005, by and between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries. (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K. (File No. 1-14537), filed on October 21, 2005).

10.22	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description
10.23	Employment Agreement with W. Thomas Parrington, dated December 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.24	Amendment to Employment Agreement between, Lodgian, Inc. and W. Thomas Parrington, dated August 3, 2005. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).

10.25	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.26	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.27	Letter Agreement, dated January 21, 2005, between Thomas W. Parrington and Lodgian, Inc. related to Mr. Parrington’s waiver of his 2004 Annual performance bonus. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.28	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.29	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.30	Release Agreement, dated January 31, 2004, between Manuel E. Artime and Lodgian, Inc. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.31	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.32	Separation and Release Agreement between Lodgian, Inc. and Michael W. Amaral dated October 4, 2005.**

10.33	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).

10.34	Executive Employment Agreement between Lodgian, Inc. and Linda B. Philp, dated February 7, 2005. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.35	Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.36	Incentive Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.37	Incentive Stock Option Award Agreement, dated February 28, 2005, between Daniel G. Owens and Lodgian, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

Exhibit
Number	Description
10.38	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005. (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).

10.39	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005. (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).

10.40	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.41	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.)

10.42	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.43	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).

10.44	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.45	Amendment No. 1 to the Lodgian, Inc. 401(k) Plan (As Amended and Restated Effective September 1, 2003) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.46	Amendment No. 2 to the Lodgian, Inc. 401(K) Plan dated March 24, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.47	Amendment No. 3 to the Lodgian, Inc. 401(K) Plan dated April 28, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.