Form 10-K
period 2005-12-31
LODGIAN INC
filed 2006-03-16
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year Ended December 31, 2005

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

Class A warrants
Class B warrants
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2005, was $252,271,879 based on the closing price of $10.27 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The registrant had 24,752,203 shares of Common Stock, par value $.01, outstanding as of March 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.
Form 10-K
For the Year Ended December 31, 2005

PART I

Item 1.	Business
      When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.
Our Company
      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Hilton,” “Holiday Inn,” and “Marriott.” As of March 1, 2006, we operated 75 hotels with an aggregate of 13,468 rooms, located in 28 states and Canada. Of the 75 hotels we operated as of March 1, 2006, 67 hotels, with an aggregate of 12,144 rooms, are part of our continuing operations, while eight hotels, with an aggregate of 1,324 rooms, are held for sale. Five of the eight hotels with an aggregate of 868 rooms were identified for sale in the first two months of 2006. Our current portfolio of 75 hotels, all of which we consolidate in our financial statements, consists of:

•	71 hotels that we wholly own and operate through subsidiaries; and

•	four hotels that we operate in joint ventures in which we have a 50% or greater equity interest and exercise control.
      Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We operate all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 46 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 16 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. We operate another 11 hotels under other nationally recognized brands and two hotels are non-branded. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.
      Our management consists of an experienced team of professionals with extensive lodging industry experience led by our president and chief executive officer, Edward J. Rohling, who has been in the lodging industry for over twenty-three years. Our vice president of hotel operations has been in the hospitality industry for over twenty years and our vice president of sales and marketing has twenty years of industry experience.
Our Operations
      Our operations team is responsible for the management of our properties. Our vice president of hotel operations is responsible for the supervision of our general managers, who oversee the day-to-day operations of our hotels. Our corporate office is located in Atlanta, Georgia. The centralized management services provided by our corporate office include sales and marketing, purchasing, finance and accounting, information technology, renovations, human resources, legal services, and quality programs.
      Our corporate finance and accounting team coordinates the financial and accounting functions of our business. These functions include internal audit, insurance, payroll and accounts payable processing, tax and property accounting services. The corporate operations team oversees the budgeting and forecasting for our hotels and also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The corporate sales and marketing team coordinates the sales forces for our hotels, designs sales training programs, tracks future business under contract and identifies, employs and monitors marketing programs aimed at specific target markets. The corporate renovations team handles the interior design of all our hotels. Each hotel’s product quality and the refurbishment of existing properties are also managed from our corporate headquarters. The legal team coordinates all contract reviews and provides the hotels with legal support as needed.
      Our information technology team maintains our computer systems, which provide real-time tracking of each hotel’s daily occupancy, average daily rate (“ADR”), room, food, beverage and other revenues, revenue per available room (“RevPAR”) and all hotel expenses. By having current information available, we are better able to respond to changes in each market by focusing sales efforts and we are able to make appropriate adjustments to control expenses and maximize profitability as new current information becomes available.
      Creating cost and guest service efficiencies in each hotel is a top priority. With a total of 75 hotels in our portfolio as of March 1, 2006, our purchasing team is able to realize significant cost savings due to economies of scale and is able to secure volume pricing from our vendors that may not be available to smaller hotel companies.
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
      Between December 1998 and the end of 2001, a number of factors, including our heavy debt load, lack of available funds to maintain the quality of our hotels, a weakening U.S. economy, and the severe decline in travel in the aftermath of the terrorist attacks of September 11, 2001, combined to place adverse pressure on our cash flow and liquidity. As a result, on December 20, 2001, Lodgian and substantially all of our subsidiaries that owned hotels filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. At the time of the Chapter 11 filing, our portfolio consisted of 106 hotels. Following the effective date of our reorganization, we emerged from Chapter 11 with 97 hotels after eight of our hotels were conveyed to a lender in satisfaction of outstanding debt obligations and one hotel was returned to the lessor of a capital lease of the property. Of the 97 hotels, 78 hotels emerged from Chapter 11 on November 25, 2002, 18 hotels emerged from Chapter 11 on May 22, 2003 and one property never filed under Chapter 11. Effective November 22, 2002, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their estimated fair values at that time.
      In 2003, we implemented a portfolio improvement strategy to upgrade our hotel assets and reduce debt costs that included the identification of 19 hotels, our only office building and three land parcels as held for sale. In 2003, we sold one hotel and the office building. During 2004, we sold 11 hotels and two land parcels and acquired one hotel in December 2004, the SpringHill Suites by Marriott in Pinehurst, North Carolina. In 2005, we sold eight hotels and identified five additional hotels as held for sale. One hotel previously identified as held for sale was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected the hotel to be sold within one year. This reclassification was required based on generally accepted accounting principles (“GAAP”). One minority-owned hotel, which was accounted for using the equity method of accounting, was transferred to a receiver on November 15, 2005 and, on February 3, 2006, the hotel was deeded to the lender. Two hotels, located in Manhattan and Lawrence, Kansas, were transferred to the bond trustee (“Trustee”) on January 30, 2006 and January 31, 2006, respectively, pursuant to the terms of the settlement agreement entered into in August 2005. Between January 1, 2006 and March 1, 2006, we identified five additional hotels as held for sale. Thus, at March 1, 2006, our continuing operations portfolio consisted of 67 hotels and our discontinued operations portfolio consisted of eight hotels and one land parcel.
      Our business is conducted in one reportable segment, which is the hospitality segment. During 2005, we derived approximately 98% of our revenues from hotels located within the United States and the balance from our one hotel located in Windsor, Canada.

Franchise Affiliations
      We operate substantially all of our hotels under nationally recognized brands. In addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites. Reservations made by means of these franchisor facilities generally accounted for approximately 39% of our total reservations in 2005.
      We enter into franchise agreements, generally for terms of between 5 and 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 0.9% to 4.0%, reservation system fees range from 0% to 2.3%, and club and restaurant fees from 0.2% to 4.9%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.2% to 11.9% of gross room revenues. In 2005, franchise fees for our continuing operations were 9.2% of room revenues.
      Set forth below is a summary of our franchise affiliations as of March 1, 2006, along with the brands associated with each hotel and number of hotels and rooms represented by each franchisor, in continuing operations and discontinued operations:

	Continuing		Discontinued
	Operations		Operations		Total

	No. of	No. of	No. of	No. of	No. of	No. of
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

InterContinental Hotels Group PLC (IHG)
Holiday Inn	27	4,750	3	514	30	5,264
Holiday Inn Express	3	363	—	—	3	363
Holiday Inn Select	3	798	—	—	3	798
Crowne Plaza	9	2,429	1	275	10	2,704

Total IHG	42	8,340	4	789	46	9,129

Marriott International, Inc.
Marriott	1	238	—	—	1	238
Courtyard by Marriott	7	760	—	—	7	760
Fairfield Inn by Marriott	2	233	3	330	5	563
Residence Inn by Marriott	2	177	—	—	2	177
SpringHill Suites by Marriott	1	107	—	—	1	107

Total Marriott International	13	1,515	3	330	16	1,845

Hilton Hotels Corporation
Hilton	3	587	—	—	3	587
DoubleTree Club	1	190	—	—	1	190

Total Hilton Hotels	4	777	—	—	4	777

Choice Hotels International, Inc.
Clarion	2	590	—	—	2	590
Quality Total Choice Hotels	1	102	1	205	2	307

Total Choice Hotels	3	692	1	205	4	897

	Continuing		Discontinued
	Operations		Operations		Total

	No. of	No. of	No. of	No. of	No. of	No. of
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms

Carlson Companies
Radisson	2	403	—	—	2	403
Park Inn	1	126	—	—	1	126

Total Carlson Companies	3	529	—	—	3	529
Non-franchised hotels	2	291	—	—	2	291

Total All Hotels	67	12,144	8	1,324	75	13,468

      During 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels owned at that time and we agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.
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
      If we do not comply with the terms of a franchise agreement, following a notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default and acceleration under one or more of our loan agreements, which would materially and adversely affect us. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods. If we perform an economic analysis of a hotel and determine it is not economically justifiable to comply with a franchisor’s requirements, we will either select an alternative franchisor, or operate the hotel without a franchise affiliation or sell the hotel. Generally, under the terms of our loan agreements, we are not permitted to operate hotels without an approved franchise affiliation. See “Risk Factors — Risks Related to Our Business.”
      As of March 1, 2006, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels summarized as follows:

•	Six hotels are held for sale. Two of these hotels are in default of their respective franchise agreement for failure to complete their Property Improvement Plan (“PIP”). Four additional hotels are in default or in non-compliance of their respective franchise agreements for not maintaining required guest satisfaction scores. Each of these hotels requires a significant capital investment for which we do not anticipate a sufficient return on our investment. We have entered into a forbearance agreement with the franchisor regarding one of these hotels that is in default which will maintain the flag until the earlier of March 31, 2006 or until we sell the hotel. We plan to enter into a voluntary termination agreement with the franchisor regarding two of these hotels which will maintain the flag until the earlier of June 30, 2006 or until we sell the hotels.

•	One hotel was held for sale but was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected to have the hotel sold within one year due to issues related to the transfer of the ground lease to a prospective buyer. This hotel is in default of its franchise agreement for not maintaining required guest satisfaction scores and has a license termination date of February 14, 2006. We may be subject to liquidated damages. We have entered into a letter of intent to sell this hotel to a joint venture in which we will be a minority owner. However, we will no longer continue to operate the hotel.

•	One hotel has received an extension to its default termination date until August 15, 2006. The franchisor has verbally agreed to our planned renovations of two floors of guestrooms and guestroom corridors. This work began on January 9, 2006 and will take approximately 90 days to complete. We anticipate the renovations will assist us in improving the quest product scores.

•	Seven hotels are in default or non-compliance of their respective franchise agreement because of substandard guest satisfaction or quality scores. Three of these hotels are trending above the required thresholds, however, they must remain above that threshold for two consecutive years to earn a “clean slate” letter. We anticipate these three hotels will earn their “clean slate” letters in August 2006, August 2007 and February 2008, respectively. Two of these hotels are awaiting follow-up quality inspections by the franchisor to cure the non-compliance issues. Two of these hotels have entered into the non-compliance status due to a new measurement process implemented in January 2006 by the franchisor. One of these hotels in non-compliance recently received an up-branding renovation. The scores used to determine this non-compliance were done before the pre-renovation and we anticipate curing this non-compliance as the new scores begin to cycle in. Our corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure these failures through enhanced service, increased cleanliness, and product improvements by the required cure date. If we do not achieve scores above required thresholds by the designated date, the hotel would be subject to default of its franchise agreement. Each hotel would receive another opportunity to improve its score before the hotel would be at the risk of having its franchise agreement terminated.

      We believe that we will cure the non-compliance and defaults as to which our franchisors have given us notice before the applicable termination dates, but we cannot provide assurance that we will be able to complete our action plans (which we estimate will cost approximately $5.4 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, we will either select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of our indebtedness. This could adversely affect us.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2006, we have not completed the required capital expenditure for eight continuing operations hotels in accordance with the stipulations, and we estimate the cost of complying with these stipulations to be $3.3 million. As of March 1, 2006, approximately $2.0 million is deposited in escrow with the Company’s lenders to be applied to these capital expenditure obligations, pursuant to the terms of the respective loan agreements with these lenders. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement. We have scheduled or have begun renovations on eight of these hotels, aggregating $1.4 million of the $3.3 million.
      In addition, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 15 hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $265.3 million of mortgage debt as of March 1, 2006.
Sales and Marketing
      We market our hotels through local and national marketing programs. In all of our hotels, we execute local marketing strategies using our corporate and local sales and marketing resources to drive revenue growth. All of our franchised properties participate in national marketing programs that our brand partners develop and promote. The mandatory participation in these brand marketing programs is supported through our regional revenue teams who ensure each property’s program enrollment. The regional revenue team supports each property by working with the property director of sales to evaluate the results of our local and national marketing strategies. Although we develop annual marketing plans to define our long term objectives, we make periodic modifications to these plans in order to address changes in local market conditions. At most of our properties we maintain a sales organization which is structured based on market demand, customer needs and local preferences. Each property’s sales team generally consists of a director of sales who leads a team of experienced sales and catering managers. The number of sales and catering managers varies by property based upon the size and market potential of each hotel. We also develop company-wide sales and marketing strategies which are implemented at the property level through the support of the regional revenue teams. The regional revenue teams also assist in the evaluation of the results of our programs to ensure we are spending our sales and marketing program funds as efficiently and effectively as possible. Our property revenue teams react promptly to local market changes and market trends in order to adjust current and future marketing programs to meet each hotel’s competitive needs. The property revenue team is also responsible for developing and implementing marketing programs targeted at specific customer segments within their respective markets.
      Our core market consists of business travelers who tend to visit a given geographical area several times in a year. We believe that business travelers are attracted to our hotels because of their convenient locations, their proximity to corporate headquarters, manufacturing plants, convention centers or other major commercial facilities, their availability of ample meeting space and our service levels. Our sales force markets to organizations that need a high volume of room nights and that have a significant number of individuals traveling in the markets where we have hotels. Our hotels’ group meeting facilities include flexible space readily adaptable to groups of varying size, up-to-date audio-visual equipment and on-site catering facilities.
      In addition to the business market, our targeted customers include leisure travelers looking for comfortable and convenient lodging at an affordable price.
      Our franchised hotels use the centralized reservation systems of our franchisors, which are among the more advanced reservation systems in the lodging industry. The franchisors’ reservation systems receive reservation requests entered (1) on terminals located at all of their respective properties, (2) at reservation centers utilizing “1-800” phone access, (3) through global distribution systems, and (4) through Internet booking sites including franchisors’ own websites. These reservation systems immediately confirm reservations or indicate accommodations available at alternate hotels in the respective franchisors’ systems. Confirmations are transmitted automatically to the hotel for which the reservations are made. These systems are effective in directing customers to our franchised hotels and accounted for approximately 39% of our revenues in 2005.
Joint Ventures
      As of March 1, 2006, we operate four hotels in joint ventures in which we have a 50% or greater voting equity interest and exercise control. On April 18, 2005, we acquired for $0.7 million our joint venture partner’s 40% interest in the Crowne Plaza hotel located in Macon, Georgia, which is now consolidated as a wholly-owned subsidiary. In each joint venture, we share decision making authority with our joint venture partner and may not have sole discretion with respect to a hotel’s disposition.
      Through a partnership, we owned a 30% interest in the Holiday Inn City Center located in Columbus, OH. The debt on the hotel exceeded the fair value of the hotel. The partnership ceased making regular debt service payments to the lender in August 2005 but made interest payments to the lender as cash flow was available to do so. The lender filed a foreclosure petition on September 7, 2005. On November 15, 2005, the hotel was surrendered to a receiver and on February 3, 2006 the hotel was deeded to the lender. The hotel was accounted for under the equity method of accounting. The receivable to Lodgian from this entity and the investment in this subsidiary were written off in 2005 for a total expense of $0.9 million.
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

      Based on the recent trends in lodging industry fundamentals, we believe it is an opportune time in the lodging industry cycle to own and manage hotels. We believe our revenue growth and resulting improvements in our results of operations will be derived from the improvements we have made in our product quality and the renewed focus on our service levels.
Competition and Seasonality
      The hotel business is highly competitive. Each of our hotels competes in its market area with numerous other hotel properties operating under various lodging brands. National chains, including in many instances chains from which we obtain franchises, may compete with us in various markets. Our competition is comprised of public companies, privately-held equity fund companies, and small independent owners and operators. Competitive factors in the lodging industry include, among others, room rates, quality of accommodation, service levels, convenience of locations and amenities customarily offered to the traveling public. In addition, the development of travel-related Internet websites has increased price awareness among travelers and price competition among similarly located, comparable hotels.
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
      We also compete with other hotel owners and operators with respect to the acquisition of hotels and in the obtainment of desirable franchises for upscale and midscale hotels in targeted markets.
The Lodging Industry
      The lodging industry showed signs of recovery in 2004 and 2005 with full-year RevPAR growth of 7.8% and 8.4%, respectively, according to Smith Travel Research as reported in January 2006.
      The U.S. lodging industry enjoyed nine consecutive years of positive RevPAR growth from 1992 through 2000 after the economic recession of 1991. The periods of greatest RevPAR growth over this time period generally occurred when growth in room demand exceeded new room supply growth. Smith Travel Research recently predicted annual U.S. lodging industry RevPAR growth of 8.0% in 2006 with an annual increase in demand of 3.0% outpacing annual net change in supply of 1.2%.

Chain-Scale Segmentation
      Smith Travel Research classifies the lodging industry into six chain scale segments by brand according to their respective national average daily rate or ADR. The six segments are defined as: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage and economy. We operate hotel brands in the following five chain scale segments:

•	Upper Upscale (Hilton and Marriott);

•	Upscale (Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, and SpringHill Suites by Marriott);

•	Midscale with Food & Beverage (Clarion, DoubleTree Club, Holiday Inn, Holiday Inn Select, and Quality Inn);

•	Midscale without Food & Beverage (Fairfield Inn by Marriott and Holiday Inn Express); and

•	Economy (Park Inn)
      We believe that our hotels and brands will perform competitively with the U.S. lodging industry as fundamentals improve. The table below illustrates the 2005 actual RevPAR growth of the chain segments represented by our brands as compared to the U.S. lodging industry averages as reported by Smith Travel

Research. Despite an estimated $4.0 million in room revenue displacement in 2005 for eleven hotels under renovation, Lodgian’s continuing operations hotel RevPAR increased 8.2% as compared to 8.4% for the industry as a whole.

	2005

		Lodgian Continuing
Chain-Scale Segment	Industry	Operations Hotels (A)

Upper Upscale	9.8%	9.2%
Upscale	10.1%	8.6%
Midscale with Food and Beverage	8.4%	4.2%
Midscale without Food & beverage	11.7%	15.0%
Economy	7.5%	n/m
Overall Average	8.4%	8.2%

Source: Smith Travel Research

(A)	2005 RevPAR change related to our continuing operations hotels excluding the Pinehurst, West Palm Beach, Melbourne and Columbus hotels.
      Smith Travel Research is forecasting a U.S. average 8.0% RevPAR growth in 2006. These are only industry forecasts and they may not necessarily apply to our portfolio of hotels. We believe this continued upturn in the lodging business cycle will allow us to enhance our growth by focusing on our portfolio improvement strategy.
Properties
      We own and manage our hotels. Accordingly, we retain responsibility for all aspects of the day-to-day management for each of our hotels. We establish and implement standards for hiring, training and supervising staff, creating and maintaining financial controls, complying with laws and regulations related to hotel operations, and providing for the repair and maintenance of the hotels. Because we own and mange our hotels we are able to directly control our labor costs, we can negotiate purchasing arrangements without fees to third parties, and as an owner and operator we are motivated to focus our results on bottom-line profit performance instead of solely on top-line revenue growth. Accordingly, we are focused on maximizing returns for our shareholders.

Portfolio
      Our hotel portfolio, as of March 1, 2006, by franchisor, is set forth below:

			Year of
	No. of		Last Major Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

InterContinental Hotels Group PLC (IHG) (46 hotels)
Crowne Plaza Albany	384	Albany, NY	2001
Crowne Plaza Cedar Rapids(2)	275	Cedar Rapids, IA	1998
Crowne Plaza Houston	291	Houston, TX	1999
Crowne Plaza Macon	297	Macon, GA	Being Renovated
Crowne Plaza Pittsburgh	193	Pittsburgh, PA	2001
Crowne Plaza West Palm Beach (50% owned)	219	West Palm Beach, FL	2005
Crowne Plaza Worcester	243	Worcester, MA	1996
Crowne Plaza Phoenix Airport	299	Phoenix, AZ	2004
Crowne Plaza Silver Spring	231	Silver Spring, MD	2005

			Year of
	No. of		Last Major Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Crowne Plaza Melbourne (50% owned)	272	Melbourne, FL	Renovation completed Jan 2006
Holiday Inn Express Dothan	112	Dothan, AL	2002
Holiday Inn Express Palm Desert	129	Palm Desert, CA	2003
Holiday Inn Express Pensacola University Mall	122	Pensacola, FL	2002
Holiday Inn Select DFW Airport	282	Dallas, TX	1997
Holiday Inn Select Strongsville	302	Cleveland, OH	2005
Holiday Inn Select Windsor	214	Windsor, Ontario	2004
Holiday Inn Arden Hills/ St. Paul	156	St. Paul, MN	1995
Holiday Inn BWI Airport	260	Baltimore, MD	2000
Holiday Inn Clarksburg	159	Clarksburg, WV	Being Renovated
Holiday Inn Cromwell Bridge	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford	130	East Hartford, CT	2000
Holiday Inn Fairmont	106	Fairmont, WV	1997
Holiday Inn Fort Wayne	208	Fort Wayne, IN	1995
Holiday Inn Frederick	158	Frederick, MD	2000
Holiday Inn Frisco	217	Frisco, CO	1997
Holiday Inn Glen Burnie North	127	Glen Burnie, MD	2000
Holiday Inn Greentree	201	Pittsburgh, PA	2000
Holiday Inn Hamburg	130	Buffalo, NY	1998
Holiday Inn Hilton Head	202	Hilton Head, SC	2001
Holiday Inn Inner Harbor	375	Baltimore, MD	Being Renovated
Holiday Inn Jamestown	146	Jamestown, NY	1998
Holiday Inn Jekyll Island	198	Jekyll Island, GA	2000
Holiday Inn Lancaster (East)	189	Lancaster, PA	2000
Holiday Inn Lansing West	244	Lansing, MI	1998
Holiday Inn Marietta(3)	193	Marietta, GA	2003
Holiday Inn McKnight Road(1)	146	Pittsburgh, PA	1995
Holiday Inn Meadowlands	138	Pittsburgh, PA	2005
Holiday Inn Monroeville	187	Monroeville, PA	2005
Holiday Inn Myrtle Beach	133	Myrtle Beach, SC	Being Renovated
Holiday Inn Phoenix West	144	Phoenix, AZ	2003
Holiday Inn Santa Fe	130	Santa Fe, NM	2003
Holiday Inn Sheffield(2)	201	Sheffield, AL	Renovation completed Jan 2006
Holiday Inn University Mall	152	Pensacola, FL	1997
Holiday Inn Valdosta(2)	167	Valdosta, GA	2003
Holiday Inn Winter Haven	228	Winter Haven, FL	2004
Holiday Inn York	100	York, PA	2000

Total IHG	9,129

			Year of
	No. of		Last Major Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Marriott International Inc. (16 hotels)
Courtyard by Marriott Abilene	99	Abilene, TX	2004
Courtyard by Marriott Bentonville	90	Bentonville, AR	2004
Courtyard by Marriott Buckhead	181	Atlanta, GA	2004
Courtyard by Marriott Florence	78	Florence, KY	2004
Courtyard by Marriott Lafayette	90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122	Tulsa, OK	2004
Fairfield Inn by Marriott Augusta	117	Augusta, GA	2002
Fairfield Inn by Marriott Colchester(2)	117	Colchester, VT	2002
Fairfield Inn by Marriott Jackson(1)	105	Jackson, TN	2002
Fairfield Inn by Marriott Merrimack	116	Merrimack, NH	2004
Fairfield Inn by Marriott Valdosta(2)	108	Valdosta, GA	2004
Marriott Denver Airport	238	Denver, CO	1998
Residence Inn by Marriott Dedham	81	Dedham, MA	2004
Residence Inn by Marriott Little Rock	96	Little Rock, AR	1998
Springhill Suites by Marriott Pinehurst	107	Pinehurst, NC	1999

Total Marriott	1,845

Hilton Hotels Corporation (4 hotels)
Doubletree Club Philadelphia	190	Philadelphia, PA	2003
Hilton Fort Wayne	244	Fort Wayne, IN	2003
Hilton Columbia	152	Columbia, MD	2003
Hilton Northfield	191	Troy, MI	2003

Total Hilton	777

Choice Hotels International, Inc. (4 hotels)
Clarion Northwoods Atrium Inn	197	Charleston, SC	1994
Clarion Hotel Louisville	393	Louisville, KY	2000
Quality Hotel Metairie(1)	205	New Orleans, LA	2005
Quality Inn Dothan	102	Dothan, AL	1996

Total Choice	897

Carlson Companies (3 hotels)
Radisson Phoenix Hotel	159	Phoenix, AZ	2005
Radisson New Orleans Airport Hotel (82% owned)	244	New Orleans, LA	2005
Park Inn Brunswick	126	Brunswick, GA	2005

Total Carlson	529

			Year of
	No. of		Last Major Renovation or
Franchisor/Hotel Name	Rooms	Location	Construction

Non-franchised hotels (2 hotels)
French Quarter Suites Memphis	105	Memphis, TN	1997
University Inn, Bloomington	186	Bloomington, IN	1992

Total non-franchised hotels	291

All hotels (75 hotels)	13,468

(1)	These hotels are held for sale and are classified in discontinued operations as of December 31, 2005.

(2)	These hotels were identified as held for sale in the first two months of 2006, and are classified in continuing operations as of December 31, 2005.

(3)	This hotel is currently closed as a result of a fire on January 15, 2006.
      As of December 31, 2005, thirteen of our continuing operations hotels are located on land subject to long-term leases. Two of the hotels that were listed as held for sale in the first two months of 2006, and are located on land subject to long-term leases. Additionally, the two Kansas hotels transferred to the bond Trustee in February 2006 were located on land subject to long-term leases. Generally, these leases are for terms in excess of the depreciable lives of the buildings. We also have the right of first refusal on several leases if a third party offers to purchase the land. We pay fixed rents on some of these leases; on others, we have fixed rent plus additional rents based on a percentage of revenue or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require us to pay the cost of repairs, insurance and real estate taxes.

Dispositions
      In 2005, we sold eight hotels. We identified an additional five hotels as held for sale in 2005. One hotel that was previously classified in discontinued operations was reclassified into continuing operations in the fourth quarter 2005 as management no longer believed the hotel would be sold within one year. At December 31, 2005, 75 hotels were part of our continuing operations (including one hotel that we do not consolidate) and three hotels and one land parcel were classified in discontinued operations. In the first two months of 2006, we identified five additional hotels as held for sale. On February 1, 2006, two hotels were surrendered to the Trustee and one minority-owned hotel, that we accounted for under the equity method of accounting, was deeded to the lender on February 3, 2006. Accordingly, as of March 1, 2006, our portfolio consisted of 75 hotels, 67 of which are reflected in continuing operations and eight of which are classified as held for sale in discontinued operations.

	Number of

		Land
	Hotels	Parcels

Owned at December 31, 2003	96	3
Sold in 2004	(11)	(2)
Acquired in 2004	1	—

Owned at December 31, 2004	86	1
Sold in 2005	(8)	—

Owned at December 31, 2005	78	1
Surrendered to lender between January 1, 2006 and March 1, 2006	(3)	—

Owned at March 1, 2006	75	1

Hotel data by market segment and region
      The following four tables exclude four of our hotels as noted below:

•	the Holiday Inn City Center Columbus, OH hotel is excluded because it was surrendered to a receiver on November 15, 2005 and deeded to the lender on February 3, 2006:

•	the SpringHill Suites by Marriott hotel in Pinehurst, NC (acquired in December 2004) is excluded because we do not have comparative year information for the years ended December 31, 2004 or December 31, 2003;

•	the Crowne Plaza Melbourne, FL hotel is excluded because it was closed throughout 2005 (and from September through December 2004) for hurricane renovations; and

•	the Crowne Plaza West Palm Beach, FL hotel is excluded because it was closed during most of 2005 (and from September through December 2004) for hurricane renovations.
      The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio, with four hotels excluded as noted above, for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 by market segment as well as the capital expenditures for the year ended December 31, 2005.

Combined Continuing and Discontinued Operations — 74 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Columbus hotels)

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Upper Upscale
Number of properties	$583	4	4	4
Number of rooms		825	825	825
Occupancy		69.7%	67.3%	60.7%
Average daily rate		$101.39	$96.09	$90.98
RevPAR		$70.63	$64.66	$55.23
RevPAR change		9.2%	17.1%	(9.9)%
Upscale
Number of properties	11,230	18	16	16
Number of rooms		3,322	2,779	2,779
Occupancy		67.7%	65.7%	64.6%
Average daily rate		$90.01	$85.41	$83.49
RevPAR		$60.96	$56.15	$53.97
RevPAR change		8.6%	4.0%	(3.7)%
Midscale with Food & Beverage
Number of properties	35,608	41	43	43
Number of rooms		7,769	8,194	8,194
Occupancy		59.2%	60.4%	60.0%
Average daily rate		$78.99	$74.01	$71.82
RevPAR		$46.73	$44.67	$43.13
RevPAR change		4.6%	3.6%	(2.2)%

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Midscale without Food & Beverage
Number of properties	1,571	8	8	8
Number of rooms		926	926	926
Occupancy		65.7%	63.2%	56.0%
Average daily rate		$67.54	$61.22	$59.49
RevPAR		$44.40	$38.67	$33.29
RevPAR change		14.8%	16.1%	(4.5)%
Economy
Number of properties	2,107	1	—	—
Number of rooms		126	—	—
Occupancy		49.3%	—	—
Average daily rate		$62.98	—	—
RevPAR		$31.02	—	—
RevPAR change		n/m	—	—
Independent Hotels
Number of properties	108	2	3	3
Number of rooms		291	535	535
Occupancy		34.7%	36.6%	41.4%
Average daily rate		$67.97	$63.27	$61.98
RevPAR		$23.58	$23.17	$25.64
RevPAR change		1.8%	(9.6)%	(14.3)%
All Hotels
Number of properties	51,207	74	74	74
Number of rooms		13,259	13,259	13,259
Occupancy		61.8%	61.2%	60.0%
Average daily rate		$82.49	$76.91	$74.59
RevPAR		$50.97	$47.04	$44.76
RevPAR change		8.4%	5.1%	(3.7)%

Continuing Operations — 71 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Columbus hotels, and three hotels held for sale as of December 31, 2005).

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Upper Upscale
Number of properties	$583	4	4	4
Number of rooms		825	825	825
Occupancy		69.7%	67.3%	60.7%
Average daily rate		$101.39	$96.09	$90.98
RevPAR		$70.63	$64.66	$55.23
RevPAR change		9.2%	17.1%	(9.9)%

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Upscale
Number of properties	11,230	18	16	16
Number of rooms		3,322	2,779	2,779
Occupancy		67.7%	65.7%	64.6%
Average daily rate		$90.01	$85.41	$83.49
RevPAR		$60.96	$56.15	$53.97
RevPAR change		8.6%	4.0%	(3.7)%
Midscale with Food & Beverage
Number of properties	33,546	39	41	41
Number of rooms		7,418	7,843	7,843
Occupancy		59.3%	60.5%	60.3%
Average daily rate		$79.30	$74.67	$72.37
RevPAR		$47.05	$45.16	$43.63
RevPAR change		4.2%	3.5%	(2.0)%
Midscale without Food & Beverage
Number of properties	1,423	7	7	7
Number of rooms		821	821	821
Occupancy		66.6%	63.7%	55.4%
Average daily rate		$68.73	$62.49	$60.38
RevPAR		$45.77	$39.79	$33.43
RevPAR change		15.0%	19.0%	(6.8)%
Economy
Number of properties	2,107	1	—	—
Number of rooms		126	—	—
Occupancy		49.3%	—	—
Average daily rate		$62.98	—	—
RevPAR		$31.02	—	—
RevPAR change		n/m	—	—
Independent Hotels
Number of properties	108	2	3	3
Number of rooms		291	535	535
Occupancy		34.7%	36.6%	41.4%
Average daily rate		$67.97	$63.27	$61.98
RevPAR		$23.58	$23.17	$25.64
RevPAR change		1.8%	(9.6)%	(14.3)%
All Hotels
Number of properties	48,997	71	71	71
Number of rooms		12,803	12,803	12,803
Occupancy		62.0%	61.3%	60.2%
Average daily rate		$82.95	$77.59	$75.17
RevPAR		$51.41	$47.54	$45.22
RevPAR change		8.2%	5.1%	(3.7)%

      The Categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:

•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott and SpringHill Suites by Marriott;

•	Midscale with Food & Beverage: Clarion, Doubletree Club, Holiday Inn, Holiday Inn Select, and Quality Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn
      The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio, with four hotels excluded as previously noted, for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 by geographic region and the capital expenditures for the year ended December 31, 2005.

Combined Continuing and Discontinued Operations — 74 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Columbus hotels)

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Northeast Region
Number of properties	$25,455	27	27	27
Number of rooms		4,914	4,914	4,914
Occupancy		64.0%	65.9%	65.2%
Average daily rate		$89.92	$84.73	$82.27
RevPAR		$57.53	$55.85	$53.60
RevPAR change		3.0%	4.2%	(2.2)%
Southeast Region
Number of properties	19,789	25	25	25
Number of rooms		4,156	4,156	4,156
Occupancy		59.0%	56.9%	55.7%
Average daily rate		$75.43	$67.48	$65.31
RevPAR		$44.53	$38.39	$36.38
RevPAR change		16.0%	5.5%	(4.1)%
Midwest Region
Number of properties	2,153	15	15	15
Number of rooms		2,873	2,873	2,873
Occupancy		59.5%	58.7%	56.2%
Average daily rate		$76.86	$72.54	$71.05
RevPAR		$45.73	$42.59	$39.92
RevPAR change		7.4%	6.7%	(6.0)%

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
West Region
Number of properties	3,810	7	7	7
Number of rooms		1,316	1,316	1,316
Occupancy		67.4%	62.2%	62.8%
Average daily rate		$86.69	$82.17	$77.69
RevPAR		$58.45	$51.12	$48.79
RevPAR change		14.3%	4.8%	(4.6)%
All Hotels
Number of properties	51,207	74	74	74
Number of rooms		13,259	13,259	13,259
Occupancy		61.8%	61.2%	60.0%
Average daily rate		$82.49	$76.91	$74.59
RevPAR		$50.97	$47.04	$44.76
RevPAR change		8.4%	5.1%	(3.7)%

Continuing Operations — 71 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Columbus hotels, and three hotels held for sale as of December 31, 2005).

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
Northeast Region
Number of properties	$25,421	26	26	26
Number of rooms		4,768	4,768	4,768
Occupancy		64.3%	66.3%	65.5%
Average daily rate		$90.28	$84.99	$82.57
RevPAR		$58.10	$56.36	$54.10
RevPAR change		3.1%	4.2%	(2.0)%
Southeast Region
Number of properties	17,613	23	23	23
Number of rooms		3,846	3,846	3,846
Occupancy		59.1%	56.6%	55.6%
Average daily rate		$76.23	$69.04	$66.49
RevPAR		$45.03	$39.08	$36.95
RevPAR change		15.2%	5.8%	(4.4)%
Midwest Region
Number of properties	2,153	15	15	15
Number of rooms		2,873	2,873	2,873
Occupancy		59.5%	58.7%	56.2%
Average daily rate		$76.86	$72.54	$71.05
RevPAR		$45.73	$42.59	$39.92
RevPAR change		7.4%	6.7%	(6.0)%

		Year Ended

	2005 Capital	December 31,	December 31,	December 31,
	Expenditures	2005	2004	2003

	($ in thousands)
West Region
Number of properties	3,810	7	7	7
Number of rooms		1,316	1,316	1,316
Occupancy		67.4%	62.2%	62.8%
Average daily rate		$86.69	$82.17	$77.69
RevPAR		$58.45	$51.12	$48.79
RevPAR change		14.3%	4.8%	(4.6)%
All Hotels
Number of properties	48,997	71	71	71
Number of rooms		12,803	12,803	12,803
Occupancy		62.0%	61.3%	60.2%
Average daily rate		$82.95	$77.59	$75.17
RevPAR		$51.41	$47.54	$45.22
RevPAR change		8.2%	5.1%	(3.7)%
      The regions in the table above are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Kansas, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Hotel Encumbrances
      Of the 77 hotels that we consolidate as of December 31, 2005, 72 hotels were pledged as collateral to secure long-term debt. The following table summarizes the book values of these 77 hotel assets along with the related long-term debt (including current portion) which they collateralize, as of December 31, 2005. “Book value” means the value at which the asset is reflected in our Consolidated Financial Statements. Financial statement book values are presented in accordance with GAAP, but do not necessarily represent fair market values.

		December 31, 2005

	Number	Property and	Long-term
	of Hotels	Equipment, Net (1)	Obligations (1)

		($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	19	$93,977	$67,546
Merrill Lynch Mortgage Lending, Inc. — Fixed	34	333,825	252,377

Merrill Lynch Mortgage Lending, Inc. — Total	53	427,802	319,923

		December 31, 2005

	Number	Property and	Long-term
	of Hotels	Equipment, Net (1)	Obligations (1)

		($ in thousands)
Other Financings
Computer Share Trust Company of Canada	1	16,260	7,838
Column Financial, Inc.	7	51,603	10,337
Lehman Brothers Holdings, Inc.	5	58,161	22,398
JP Morgan Chase Bank	2	6,019	10,064
Wachovia	2	13,525	13,173
IXIS Real Estate Capital, Inc.	1	15,378	19,000
Column Financial, Inc.	1	11,357	8,146

Total — other financing	19	172,303	90,956

	72	600,105	410,879
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2,220
Other	—	—	1,151

	—	—	3,371

Property and equipment — other	5	20,554	—

	77	620,659	414,250
Held for sale	(3)	(13,797)	(1,287)

Total December 31, 2005(2)	74	$606,862	$412,963

(1)	Debt obligations and property and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table.

(2)	Debt obligations at December 31, 2005 include the current portion.
Insurance
      We maintain the following types of insurance:

•	general liability;

•	property damage including business interruption;

•	flood;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile;

•	environmental; and

•	employment practices liability insurance.
      We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2005, we had accrued $12.4 million for these expenses.
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
      We believe that we have adequate reserves and sufficient insurance coverage for our business.
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
      We are subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens, and the Americans with Disabilities Act (“ADA”). As a provider of restaurant services, we are subject to certain federal, state and local health laws and regulations. We believe that we comply in all material respects with these laws and regulations. We are also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from us if we wrongfully serve alcoholic beverages to an intoxicated person who causes an injury. We believe that our insurance coverage relating to contingent losses in these areas is adequate.
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
Employees
      At December 31, 2005, we had 3,604 full-time and 1,673 part-time employees. We had 107 full-time employees engaged in administrative and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2005, 429 of our full and part-time employees located at six hotels were covered by collective bargaining agreements. These agreements expire between 2006 and 2008. We consider relations with our employees to be good.
Legal Proceedings
      From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and were payable out of the disputed claims reserves provided for by the Bankruptcy Court. On July 26, 2004, all remaining shares of mandatorily redeemable 12.25% cumulative Preferred Stock (“Preferred Stock”) were redeemed and a liability of $2.2 million replaced the Preferred Stock shares that were previously held in the disputed claims reserve for the Joint Plan of Reorganization.

Accordingly, when this liability was established it reduced additional paid-in capital and did not flow through our consolidated statement of operations. On June 30, 2005, we completed the final distribution for our bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to Additional Paid-in Capital in our consolidated statement of stockholder’s equity.
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

Item 1A.	Risk Factors
      We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in Iraq, the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management, and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel and land parcel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the Securities and Exchange Commission and the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to high energy costs, natural gas and gasoline prices; and

•	The risks identified below under “Risks Related to Our Business” and “Risks Relating to Our Common Stock”.
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
      If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. As of March 1, 2006, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $5.4 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2006, we have not completed the required capital expenditures for eight continuing operations hotels in accordance with the stipulations and we estimate that the cost of completing these required capital expenditures is $3.3 million. As of March 1, 2006, approximately $2.0 million is deposited in escrow with the Company’s lenders to be applied to the capital expenditure obligations, pursuant to the terms of the respective loan agreements signed with these lenders. Nonetheless, a franchisor could therefore seek to declare its franchise agreement in default and could seek to terminate the franchise agreement.

      If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, we would be in default under the Refinancing Debt if we experience either:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	with regard to the Merrill Lynch Mortgage floating rate refinancing debt (“Floating Rate Debt”), either the termination of franchise agreements for more than two properties or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the floating rate debt, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements;

•	with regard to the Merrill Lynch Mortgage fixed rate refinancing debt (“Fixed Rate Debt”), either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.
      A single franchise agreement termination could materially and adversely affect our revenues, cash flow and liquidity.
      In addition, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 15 hotels that are either in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $265.3 million of mortgage debt at March 1, 2006.
      In connection with our equity offering in June 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.
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
      In order to maintain our hotels in good condition and attractive appearance, it is necessary to replace furnishings, fixtures and equipment periodically, generally every five to seven years, and to maintain and repair public areas and exteriors on an ongoing basis. If we do not make needed capital improvements, we could lose our share of the market to our competitors and our hotel occupancy and room rates could fall. Furthermore, the process of renovating a hotel can be disruptive to operations, and a failure to properly plan and execute renovations and schedule them during seasonally slower sales months can result in renovation displacement, an industry term for a temporary loss of revenue caused by the renovation. We also risk termination of franchise agreements at the affected properties due to non-compliance with the terms of the franchise agreements.

Most of our hotels are pledged as collateral for mortgage loans, and we have a significant amount of debt that could limit our operational flexibility or otherwise adversely affect our financial condition.
      As of December 31, 2005, we had $414.3 million of total long-term debt outstanding including both continuing and discontinued operations, $394.4 million of which is associated with our continuing operations, net of the current portion of long-term debt. We are subject to the risks normally associated with significant amounts of debt, such as:

•	We may not be able to repay or refinance our maturing indebtedness on favorable terms or at all. If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead us to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, to convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s);

•	72 of our consolidated hotels are pledged as collateral for existing mortgage loans as of December 31, 2005, which represented 96.7% of the book value of our hotel property and equipment, net, as of December 31, 2005, and, as a result, we have limited flexibility to sell our hotels to satisfy cash needs;

•	Increased vulnerability to downturns in our business, the lodging industry and the general economy;

•	Our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements may be limited;

•	Our cash flow from operations may be insufficient to make required debt service payments, and we may be required to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing the availability of our cash flow to fund working capital, capital expenditures, and other needs and placing us at a competitive disadvantage with other companies that have greater resources and/or less debt; and

•	Our flexibility in planning for, or reacting to, changes in our business and industry may be restricted, placing us at a competitive disadvantage to our competitors that may have greater financial strength than we have.

The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.
      Our outstanding debt instruments subject us to financial covenants, including leverage and coverage ratios. Our compliance with these covenants depends substantially upon the financial results of our hotels. In particular, our debt agreements with Merrill Lynch Mortgage require minimum debt yield and minimum debt service coverage ratios. The floating rate debt (“Floating Rate Debt”) provides that when either (i) the debt yield for the hotels securing the respective loans for the trailing 12-month period is below 9% during the first year, 10% during the next 18 months, and 11%, 12% and 13% during each of the next three extension periods, or (ii) to the extent extended, the debt service coverage ratio is less that 1.3x in the second extension period or 1.35x in the third extension period, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. For the fixed rate debt (“Fixed Rate Debt”), when the debt yield ratio for the hotels for the trailing 12-month period is below 9% during the first year, 10% during the next year and 11%, 12% and 13% during each of the next three years, excess cash flows produced by the mortgaged hotels securing the applicable loan (after payment of operating expenses, management fees, required reserves, service fees, principal and interest) must be deposited in a restricted cash account. These funds can be used for the prepayment of the applicable loan in an amount required to satisfy the applicable test, capital expenditures reasonably approved by the lender with respect to the hotels securing the applicable loan, and scheduled principal and interest payments due on the Floating Rate Debt of up to $0.9 million or any Fixed Rate Loan of up to $525,000, as applicable. Funds will no longer be deposited into the restricted cash account when the debt yield ratio and, if applicable, the debt service coverage ratio are sustained above the minimum requirements for three consecutive months and there are no defaults.
      Additionally, as of December 31, 2005, we were not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of our hotels in Phoenix, Arizona. The primary reason the debt service coverage ratio is below the required threshold is that the property underwent an extensive renovation in 2004 in order to convert the property from a Holiday Inn Select to a Crowne Plaza hotel. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement, until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, we were notified by the lender that we were in default of the debt service coverage ratio and would have to establish a restricted cash account whereby all cash generated by the property be deposited into an account from which all payments of interest, principal, operating expenses and impounds (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. At December 31, 2005, $0.7 million was being retained in the restricted cash account. This property was refinanced on March 1, 2006 and, accordingly, the non-compliance issue with this loan has been resolved. (See Note 17. Subsequent Events).
      As of December 31, 2005, through our wholly-owned subsidiaries, we owed approximately $10.1 million under industrial revenue bonds secured by Holiday Inns in Lawrence, Kansas and Manhattan, Kansas. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. Accordingly, on March 2, 2005, we notified the Trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. The failure to make debt service payments is a default under the bond indenture and also a default under the ground leases for these properties. On August 31, 2005, we reached a settlement agreement with the bond Trustee, under which we agreed to either sell the hotels to a third party or convey our rights and interests in the hotels to the Trustee and pay to the Trustee for the benefit of the bondholders the sum of $0.5 million in exchange for a full release. We paid $0.5 million in September 2005 and surrendered the hotels in February 2006. We no longer own or operate those hotels.
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
      A significant portion of our capital needs are fulfilled by borrowings and some of the indebtedness is subject to variable interest rates, of which we had $86.5 million of variable rate debt at December 31, 2005. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities. We have reduced the risk of rising interest rates by entering into interest rate cap agreements for all our variable interest rate debt.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and a cash shortfall could adversely affect our ability to fund our operations, planned capital expenditures and other needs.
      Our ability to make payments on and to refinance our indebtedness and to fund our operations, planned capital expenditures and other needs will depend on our ability to generate cash in the future. Various factors could adversely affect our ability to meet operating cash requirements, many of which are subject to the operating risks inherent in the lodging industry and, therefore, are beyond our control. These risks include the following:

•	Dependence on business and leisure travelers, who have been and continue to be affected by threats of terrorism, or other outbreaks of hostilities, and new laws to counter terrorism which result to some degree in a reduction of foreign travelers visiting the U.S.;

•	Cyclical overbuilding in the lodging industry;

•	Varying levels of demand for rooms and related services;

•	Competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we have;

•	Effects of economic and market conditions;

•	Decreases in air travel;

•	Fluctuations in operating costs;

•	Changes in governmental laws and regulations that influence or determine wages or required remedial expenditures;

•	Natural disasters, including, but not limited to hurricanes;

•	Changes in interest rates and changes in the availability, cost and terms of credit; and

•	The perception of the lodging industry and lodging companies in the debt and equity markets.

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
      Our growth strategy is focused on improving the operations of our continuing operations hotels with improved product quality as a result of our renovation program, improved services levels, and additional investment in our hotels, including repositionings and renovations, that will earn a sufficient return on the capital invested. Additionally, we periodically evaluate our portfolio of hotels to identify underperforming hotels that should be sold. We cannot assure you that the execution of our growth strategy will produce improved financial performance at the affected hotels. We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. An inability to implement our growth strategy successfully would limit our ability to grow our revenue, net income and cash flow.

Our current joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and performance, and any disputes that may arise between us and our joint venture partners.
      We currently have an ownership interest in four of our hotels through joint ventures. We generally will not be in a position to exercise sole decision-making authority regarding the hotels owned through such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, and in cases where we have a minority interest will be, in a position to take actions contrary to our policies, strategies or objectives. Joint venture investments also entail a risk of impasse on decisions, such as acquisitions or sales, because neither we nor our joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. Consequently, actions by or disputes with our joint venture partners might result in subjecting hotels owned by the joint venture to additional risks. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.
      We incurred cumulative net losses of $348.7 million from January 1, 1999 through December 31, 2005 and had an accumulated deficit of $69.6 million as of December 31, 2005. Our ability to improve our performance to achieve profitability is dependent upon a recovery in the general economy, combined with an improvement in the lodging industry specifically, and the successful implementation of our business strategy. Our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. The economic downturn which commenced in early 2001 and the terrorist attacks of September 11, 2001 and the subsequent threat of terrorism resulted in a sharp decline in demand for hotels and affected our results in 2002 and 2003. The lodging industry experienced some recovery beginning in the second half of 2003 which has continued through 2005. These favorable trends need to continue into 2006 for us to generate positive cash flows essential to our growth and to the implementation of our business strategy. Although Smith Travel Research recently forecasted RevPAR growth for the U.S. lodging industry in 2006 due to rising occupancy and rates and an improving economy, this forecast does not necessarily apply specifically to our portfolio of hotels. Additionally, rising interest rates and energy costs, the troubled airline industry and continued threats to national security or air travel safety could adversely affect the industry, resulting in our inability to meet profit expectations.

Acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had and may continue to have a negative effect on the lodging industry and our results of operations.
      The terrorist attacks of September 11, 2001 and the continued threat of terrorism, including changing threat levels announced by the U.S. Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations. These events have caused a significant decrease in occupancy and ADR in our hotels due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, major metropolitan areas and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel. We believe that uncertainty associated with subsequent terrorist threats and incidents, military conflicts and the possibility of hostilities with other countries may continue to hamper business and leisure travel patterns and our hotel operations for the foreseeable future, and if these matters worsen, the effects could become materially more adverse.

We may be unable to sell real estate, including our assets held for sale, in a timely manner or at expected prices.
      As of March 1, 2006, we have eight hotels and one land parcel listed as assets available for sale; however, real estate assets generally cannot be sold quickly. No assurance can be given that we will be able to sell any of these hotels or the land parcel on favorable terms or at all. Furthermore, even if we are able to sell these hotels, we may not be able to realize any cash proceeds from the sales after paying off the related debt, or the sale may not be timely to provide cash needed to fund our working capital, capital expenditures and debt service requirements. If we lose the franchise of any of these properties for sale, the value of the hotel could decline, perhaps substantially. The inability to sell these properties could severely hamper our strategy to own upscale and profitable hotels under popular brands, which could have adverse effects on our profitability.

Our expenses may remain constant or increase even if revenues decline.
      Certain expenses associated with owning and operating a hotel are relatively fixed and do not proportionately reduce with a drop in revenues. Consequently, during periods when revenues drop, we would be compelled to continue to incur certain expenses which are fixed in nature. Moreover, we could be adversely affected by:

•	Rising interest rates;

•	Tightening of funding available to the lodging industry on favorable terms, or at all;

•	Rising energy costs, gasoline or heating fuel supply shortages;

•	Rising insurance premiums;

•	Rising property tax expenses;

•	Increase in labor and related costs; and

•	Changes in, and as a result, increases in the cost of compliance with new government regulations, including those governing environmental, usage, zoning and tax matters.

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

•	Significant errors or miscalculations in identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating favorable terms;

•	Reducing our working capital and hindering our ability to expand or maintain our business, including making capital expenditures and funding operations;

•	The potential distraction of our management, diversion of our resources and disruption of our business;

•	Overpaying by competing for acquisition opportunities with resourceful and cash-rich competitors;

•	Inaccurate forecasting of the financial impact of an acquisition or investment; and

•	Failure to effectively integrate acquired companies or investments into our company and the resultant inability to achieve expected synergies.

Losses may exceed our insurance coverage or estimated reserves, which could impair our results of operations, financial condition and liquidity.
      We are self-insured up to certain amounts with respect to our insurance coverages. Many of our loan agreements require that we maintain our insurance coverages with carriers with at least a “AA-” rating from Standard & Poors. Various types of catastrophic losses, including those related to environmental, health and safety matters may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment or building code upgrades associated with such an occurance. Inflation, changes in building codes and ordinances, environmental considerations and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.
      We cannot assure you that:

•	the insurance coverages that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits);

•	we will not incur losses from risks that are not insurable or that are not economically insurable; or

•	current coverages with AA- rated or better carriers will continue to be available at reasonable rates.
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

Adverse conditions in major metropolitan markets in which we do substantial business could negatively affect our results of operations.
      Adverse economic conditions in markets, such as Pittsburgh, Baltimore/ Washington, D.C., and Phoenix, in which we have multiple hotels, could significantly and negatively affect our revenue and results of operations. Our 14 hotels in these areas provided approximately 26.1% of our 2005 continuing operations revenue and approximately 21.5% of our 2005 continuing operations total available rooms. As a result of this geographic concentration of our hotels, we are particularly exposed to the risks of downturns in these markets, which could have a major adverse affect on our profitability.

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
      As of March 1, 2006, we operate approximately 83% of our hotels under the InterContinental Hotels Group and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If either of these brands suffers a major decline in popularity with the traveling public, it could adversely affect our revenue and profitability.

We have experienced significant changes in our senior management team.
      There have been a number of changes in our senior management team during the last two years and since our emergence from bankruptcy. Our new chief executive officer was hired in July 2005, our chief operating officer resigned in September 2005 and our chief financial officer resigned in December 2005. On March 1, 2006, we hired James MacLennan as our new chief financial officer. If our management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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
      Some of our hotel rooms are booked through third-party travel websites such as Travelocity.com, Expedia.com, Priceline.com and Hotels.com. If these Internet bookings increase, these intermediaries may be in a position to demand higher commissions, reduced room rates or induce other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Although we expect to continue to derive most of our business through the traditional channels, if the revenue generated through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We may be unable to utilize all of our net operating loss carryforwards.
      As of December 31, 2005, we had approximately $306 million of net operating loss carryforwards available for federal income tax purposes, which includes an estimated $8.7 million of 2005 tax losses. Approximately $8 million of losses expired unused at December 31, 2005. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2006 and 2024. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.

Many aspects of our operations are subject to government regulations, and changes in these regulations may adversely affect our results of operations and financial condition.
      A number of states and local governments regulate the licensing of hotels and restaurants, including occupancy and liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Operators of hotels are also subject to the Americans with Disabilities Act, and various employment laws, which regulate minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could increase our operating costs and reduce profitability.

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
      Some of our hotels contain asbestos-containing building materials (“ACBMs”). Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. Third parties may be permitted by law to seek recovery from owners or operators for personal injury associated with exposure to contaminants, including, but not limited to, ACBMs. Operation and maintenance programs have been developed for those hotels which are known to contain ACBMs.
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

      Some of our hotels may contain microbial matter such as mold, mildew and viruses, whose presence could adversely affect our results of operations. Phase I assessments performed on certain of our hotels in connection with our refinancing completed at the time of our Chapter 11 bankruptcy emergence identified mold in four of our hotels. We have completed all necessary remediation for these properties. In addition, if any hotel in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards.
      Any liability resulting from noncompliance or other claims relating to environmental matters could have a material adverse effect on us and our insurability for such matters in the future and on our results of operations, financial condition, liquidity and prospects.

A downturn in the economy due to high energy costs and gasoline prices could negatively impact our financial performance, our customer guest satisfaction scores and customer service levels.
      We use significant amounts of electricity, gasoline, natural gas and other forms of energy to operate our hotels. A shortage in supply or a period of sustained high energy costs could negatively affect our results of operations. Additionally, a shortage of supply could impact our ability to operate our hotels and could adversely impact our guests’ experience at our hotels, and ultimately, our guest satisfaction scores and potentially our franchisor affiliations.
Risks Related to Our Common Stock

Our common stock could be de-listed from the American Stock Exchange if its listing standards are not maintained.
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
      In addition, we have entered into, and could enter into in the future, employment contracts with certain of our employees that contain change of control provisions.

Item 1B.	Unresolved Staff Comments
      We have no unresolved staff comments.

Item 2.	Properties
      The information required to be presented in this section is presented in “Item 1. Business.”

Item 3.	Legal Proceedings
      The information required to be presented in this section is presented in “Item 1. Business.”

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	2004

	High	Low

First Quarter	$23.94	$15.60
Second Quarter	18.60	10.50
Third Quarter	10.55	9.60
Fourth Quarter	12.35	9.70

	2005

	High	Low

First Quarter	$12.03	$10.25
Second Quarter	11.06	8.39
Third Quarter	10.60	10.02
Fourth Quarter	10.75	9.81

	2006

	High	Low

First Quarter (up to March 1, 2006)	$13.35	$10.69
      At March 1, 2006, we had approximately 2,886 holders of record of our common stock.
      Our Preferred Stock also began trading on the American Stock Exchange on January 28, 2003 under the symbol “LGN.pr”. All outstanding shares of the Preferred Stock were either exchanged for common stock or redeemed for cash in 2004 and are no longer traded on any stock exchange.
      We have not declared or paid any dividends on our common stock, and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings, if any, and other cash resources will be retained to fund our business and build cash reserves and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position, cash flow, liquidity, capital expenditure plan and requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.
      The Preferred Stock issued on November 25, 2002 (the date on which the first of the plans of reorganization became effective) accrued dividends at the rate of 12.25% per annum. As required by the Preferred Stock agreement, we paid the dividend due on November 21, 2003 by issuing additional shares of

Preferred Stock, except for fractional shares, which we paid in cash. Immediately following the effective date of our equity offering on June 25, 2004, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investment accounts managed by, Oaktree Capital Management (“Oaktree”), LLC, (2) BRE/ HY Funding LLC (“BRE/ HY”), and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, BRE/ HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of our common stock, respectively. As part of the Preferred Share Exchange, we recorded a $1.6 million loss on preferred stock redemption for the 4% prepayment premium on the shares of Preferred Stock that were exchanged for common stock. Also, from the proceeds of the public equity offering, on July 26, 2004, we redeemed all 4,048,183 remaining shares of our Preferred Stock for approximately $114.0 million. The 79,278 shares of Preferred Stock that were part of the disputed claims reserve were replaced with a liability of approximately $2.2 million on our consolidated balance sheet. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when all remaining outstanding shares were redeemed on July 26, 2004. On June 30, 2005, we completed the final distribution of our bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to Additional Paid-in Capital in our Consolidated Statement of Stockholders’ Equity.
      On July 15, 2004, July 15, 2005 and September 8, 2005, a total of 66,666 restricted stock units previously issued to our CEO, Thomas Parrington, vested in three installments of 22,222 shares. Mr. Parrington, pursuant to the restricted unit award agreement between the Company and him, elected to have the Company withhold 21,633 shares to satisfy the employment tax withholding requirements associated with the vested shares. Accordingly, 21,633 shares were withheld and deemed repurchased by the Company and are shown as treasury stock on our balance sheet.
Equity Compensation Plan Information
      The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2005:

Number of
	Number of		Securities Remaining
	Securities to be	Weighted-average	Available for Future
	Issued Upon	Exercise Price of	Issuance Under
	Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	593,894	$10.41	2,545,252
Equity compensation plans not approved by security holders	—	—	—
      On November 25, 2002, the Company adopted a stock incentive plan (“Stock Incentive Plan”) which replaced the stock option plan previously in place. The Stock Incentive Plan, prior to the completion of the secondary stock offering on June 25, 2004, authorized the Company to award its directors, officers, or other key employees or consultants as determined by a committee appointed by the board of Directors, options and other equity incentives to acquire up to 353,333 shares of common stock. With the completion of the secondary stock offering on June 25, 2004, the total number of shares available for issuance under our stock incentive plan increased to 3,301,058 shares. In addition to the issuance of options to acquire 593,894 shares (out of which options for 40,497 shares were exercised), we have issued 121,415 restricted stock shares (net of 21,633 treasury shares) under the plan.

      Awards made during 2005 pursuant to the Stock Incentive Plan are summarized below:

			Available for
	Issued Under		Issuance Under
	the Stock		the Stock
	Incentive Plan	Type	Incentive Plan

Available under the plan, less previously issued			2,713,314
Issued — January 31, 2005	25,000	stock options	2,688,314
Issued — February 28, 2005	7,500	stock options	2,680,814
Issued — April 18, 2005	2,500	stock options	2,678,314
Issued — May 9, 2005	392,500	stock options	2,285,814
Issued — July 15, 2005	75,000	restricted stock	2,210,814
Issued — September 8, 2005	2,500	stock options	2,208,314
Issued — September 26, 2005	5,000	stock options	2,203,314
Issued — December 29, 2005	5,000	stock options	2,198,314
Options forfeited in 2005	(332,516)		2,530,830
Shares withheld from awards to satisfy tax withholding obligations	(14,422)		2,545,252

	168,062

Item 6.	Selected Financial Data
Selected Consolidated Financial Data
      We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2005. On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with generally accepted accounting principles, we restated our assets and liabilities to reflect their estimated fair values at that date, referred to as fresh start reporting. As a result, our financial statements for the period subsequent to November 22, 2002 are those of a new reporting entity, and are not comparable with the financial statements for the period prior to November 22, 2002. For this reason, we use the term “Successor” when we refer to periods subsequent to November 22, 2002 and the term “Predecessor” when we refer to the periods prior to November 22, 2002.
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
      The income statement financial data for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, and selected balance sheet data for the years ended December 31, 2005 and December 31, 2004, were extracted from the audited financial statements included in this Form 10-K, which commences on page F-1.

	($ in thousands, except per share data)
	Successor				Predecessor

				November 23,	January 1, to
				to December 31,	November 22,
	2005	2004	2003	2002	2002	2001

Income statement data:
Revenues — continuing operations	$319,264	$312,425	$301,398	$24,273	$288,802	$338,235
Revenues — discontinued operations	20,963	47,883	71,153	7,475	89,220	109,321
Revenues — continuing and discontinued operations	340,227	360,308	372,551	31,748	378,022	447,556
Income (loss) — continuing operations	10,449	(31,537)	(21,765)	(6,704)	(84,321)	(87,782)
Income (loss) — discontinued operations	1,852	(297)	(9,912)	(2,644)	96,709	(54,982)
Net income (loss)	12,301	(31,834)	(31,677)	(9,348)	12,388	(142,764)
Net (loss) income attributable to common stock	12,301	(31,834)	(39,271)	(10,858)	12,388	(142,764)
(Loss) income from continuing operations attributable to common stock before discontinued operations	10,449	(31,537)	(29,359)	(8,214)	(84,321)	(87,782)
Basic earnings (loss) per common share:
Income (loss) — continuing operations	0.42	(2.28)	(9.33)	2.88	(2.96)	(3.10)
Income (loss) — discontinued operations, net of taxes	0.08	(0.02)	(4.25)	(1.13)	3.39	(1.94)
Net income (loss)	0.50	(2.30)	(13.58)	(4.01)	0.43	(5.04)
Net income (loss) attributable to common stock	0.50	(2.30)	(16.83)	(4.65)	0.43	(5.04)
Income (loss) from continuing operations attributable to common stock before discontinued operations	0.42	(2.28)	(12.58)	(3.52)	(2.96)	(3.10)
Diluted earnings (loss) per common share:
Income (loss) — continuing operations	0.42	(2.28)	(9.33)	(2.88)	(2.96)	(3.10)
Income (loss) — discontinued operations, net of taxes	0.08	(0.02)	(4.25)	(1.13)	3.39	(1.94)
Net income (loss)	0.50	(2.30)	(13.58)	(4.01)	0.43	(5.04)
Net income (loss) attributable to common stock	0.50	(2.30)	(16.83)	(4.65)	0.43	(5.04)
Income (loss) from continuing operations attributable to common stock before discontinued operations	0.42	(2.28)	(12.58)	(3.52)	(2.96)	(3.10)

	($ in thousands, except per share data)
	Successor				Predecessor

				November 23,	January 1, to
				to December 31,	November 22,
	2005	2004	2003	2002	2002	2001

Basic weighted average shares(1)	24,576	13,817	2,333	2,333	28,480	28,350
Diluted weighted average shares(1)	24,630	13,817	2,333	2,333	28,480	28,350
Balance sheet data (at period end):
Total assets	$726,685	$723,648	$709,460	$762,263	$967,489	$975,765
Assets held for sale	14,866	30,559	68,617	44	129	160
Long-term debt	394,432	393,143	551,292	389,752	7,215	7,652
Liabilities related to assets held for sale	4,610	30,572	57,998	44	129	160
Liabilities subject to compromise	—	—	—	93,816	926,387	925,894
Mandatorily redeemable 12.25% cumulative Series A preferred stock(2)	—	—	—	126,510	—	—
Total liabilities	466,424	495,385	666,534	553,680	991,040	982,446
Total liabilities and preferred stock	466,424	495,385	666,534	680,190	991,040	982,446
Total stockholders’ equity (deficit)	249,044	226,634	40,606	78,457	(28,841)	(6,681)

(1)	The number of shares in the Successor period ended December 31, 2002, represents the new shares issued on the effective date of the plan of reorganization in November 25, 2002. The 28,479,837 old shares were cancelled and 2,333,333 million new shares (on a post reverse stock split basis) were issued, including the shares held in the disputed claims reserve.

(2)	The Preferred Stock was issued on November 25, 2002. At December 31, 2002, the Preferred Stock was classified between long-term debt and equity on the Consolidated Balance Sheet, called the mezzanine section. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 which was effective on July 1, 2003, we reclassified the Preferred Stock to long-term debt. The Preferred Stock outstanding at December 31, 2003 was $142.2 million, compared to $126.5 million at December 31, 2002. In addition, dividends for the applicable periods from July 1, 2003 to June 30, 2004 were reported in interest expense. In accordance with SFAS No. 150, we continued to show the dividends for the periods from January 1, 2003 to June 30, 2003 and from November 23, 2002 to December 31, 2002 as deductions from retained earnings. On June 25, 2004, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of our outstanding Preferred Stock, and, on July 26, 2004, we used a portion of the proceeds of our public offering of common stock to redeem the remaining 4,048,183 shares of outstanding Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      You should read the discussion below in conjunction with the consolidated financial statements and accompanying notes. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed above under the caption “Risk Factors.”

Executive Summary
      We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott” and “Hilton.” As of March 1, 2006, we operated 75 hotels with an aggregate of 13,468 rooms, located in 28 states and Canada. Of the 75 hotels we operated as of March 1, 2006, 67 hotels, with an aggregate of 12,144 rooms, are part of our continuing operations, while eight hotels, with an aggregate of 1,324 rooms, are held for sale. Five of the eight hotels, with an aggregate of 868 rooms, were classified as held for sale in the first two months of January 2006 and are, therefore, included in continuing operations at December 31, 2005. Our portfolio of hotels, all of which we consolidate in our financial statements, consists of:

•	71 hotels that we wholly own and operate through subsidiaries; and

•	four hotels that we operate in joint ventures in which we have a 50% or greater equity interest and exercise control.
      In 2003, we developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. We have implemented this strategy by:

•	renovating and repositioning certain of our existing hotels to improve performance;

•	divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense; and

•	acquiring one hotel that better fits this strategy.
      In accordance with this strategy, and our efforts to reduce debt and interest costs, in 2003 we identified 19 hotels, our only office building and three land parcels for sale. In 2003, we sold one hotel and the office building. In 2004, we sold 11 hotels and two land parcels. In 2005, we sold 8 hotels. In 2005, we also identified an additional five hotels as held for sale. In the first two months of 2006, we identified an additional five hotels as held for sale. Since the start of our portfolio improvement strategy in November 2003, we have listed 29 hotels, one office building and three land parcels for sale and we have sold 20 hotels, two land parcels and the office building. The total aggregate sales price of these sales was $95.1 million and, of the $91.2 million in aggregate net proceeds, we used $71.7 million to pay down debt and the balance for general corporate purposes including capital expenditures. One hotel previously included in discontinued operations was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected the hotel to be sold within one year. Additionally, on February 1, 2006, our two Kansas properties were surrendered to the Trustee pursuant to the settlement agreement signed in August 2005. On February 3, 2006, our minority-owned hotel in Columbus, OH, accounted for under the equity method of accounting, was deeded to the lender. As detailed below, after the surrender of these three hotels in the first two months of 2006 and the identification of five additional hotels as held for sale in the first two months of 2006, as of March 1, 2006, our portfolio consisted of 75 hotels, with 67 hotels in continuing operations and eight hotels and one land parcel in discontinued operations.

	Continuing	Discontinued
	Operations	Operations	Total

Hotel count in portfolio as of December 31, 2005	75	3	78
Hotels identified for sale in first quarter 2006	(5)	5	0
Two Kansas hotels surrendered to Trustee	(2)	—	(2)
Columbus hotel deeded to lender	(1)	—	(1)

Hotel count in portfolio as of March 1, 2006	67	8	75

Operating Summary
      Below is a summary of our results of operations, presented in more detail in “Results of Operations-Continuing Operations”:

•	Revenues increased in 2005 due to improved performance in occupancy and ADR, mostly driven by increases in room rate. Revenues for 2005 were negatively affected by the rooms that were displaced by our renovation program, the impact of two hotels that were closed for the balance of 2005 for hurricane repairs (with the exception of the Crowne Plaza West Palm Beach that reopened on December 29, 2005), and the closure of one hotel in the fourth quarter 2005 for repairs related to a water main break;

•	Direct operating expenses increased due to increased revenues and the corresponding increase in variable expenses such as franchise fees which increase with revenues. Other hotel operating costs increased due to data conversion and training costs for property management system upgrades mandated by our franchisors, higher bad debts related to airline Chapter 11 filings, higher advertising and promotion costs related to our newly renovated properties including our two hurricane damaged properties that reopened in December 2005 and January 2006, and significantly higher utility rates;

•	Corporate and other expenses were higher in 2005 due to severance costs, expenses related to the hiring of the Company’s president and chief executive officer, the write-off of a receivable from and the investment in the 30% minority-owned Holiday Inn City Center Columbus, OH hotel, and legal and settlement fees surrounding the two Kansas hotels that were surrendered to the bond Trustee;

•	During 2005, we reached a settlement with our insurance carriers on the property damage related to the 2004 hurricane season and, as a result, recognized a net casualty gain on five hotels offset by additional hurricane expenses at our Radisson New Orleans Airport Hotel and other continuing operations hotels. We also recognized business interruption proceeds for the two Florida hotels that were closed for hurricane repairs;

•	Interest expense decreased in 2005 as compared to 2004 because we incurred significant charges related to the refinancing executed in connection with our secondary stock offering completed on June 25, 2004; and

•	During 2005, we analyzed our assets held for use for conditions of impairment and, where appropriate, recorded impairment charges where the carrying values exceeded their estimated fair values. Our analysis included such factors as cash flow, negative demographic or economic factors in each market and increased guest room supply in each market.
Discontinued Operations
      At December 31, 2005, three hotels and one land parcel were held for sale. At December 31, 2004, seven hotels and one parcel of land were held for sale.
      The combined condensed statement of operations for discontinued operations as of December 31, 2005 includes the results of operations for the three hotels and one land parcel held for sale and the eight hotels that were sold in 2005. The combined condensed statement of operations for discontinued operations as of December 31, 2004 includes the results of operations for the seven hotels and one land parcel held for sale, the 11 hotels that were sold in 2004 and the eight hotels sold in 2005.
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
      Between November 1, 2003 and March 1, 2006, we sold 20 hotels, our only office building and two land parcels for aggregate net proceeds of $91.2 million, of which we used $71.7 million to pay down debt and the balance for general corporate purposes including capital expenditures. For the eight assets sold in 2005, the total revenues for the year ended December 31, 2005 were $12.9 million, the direct operating expenses were $6.9 million, and the other hotel operating expenses were $5.6 million.
      The results of operations of the other 74 hotels that we consolidate in our consolidated financial statements are reported in continuing operations as of December 31, 2005.
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
      Consolidation policy — All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise control. All of the subsidiaries are wholly-owned except for five joint ventures, one of which is not consolidated but is accounted for under the equity method of accounting.
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
      When we account for an entity under the equity method of accounting, we record only our share of the investment on our consolidated balance sheet and our share of the net income or loss in our consolidated statement of operations. We own a 30% non-controlling equity interest in an unconsolidated joint venture and have historically included our share of this investment in “other assets” on our consolidated balance sheet. Our share of the net income or loss of the unconsolidated joint venture is shown in “interest income and other” in our consolidated statements of operations. In the third quarter 2005 we wrote off the investment in this minority-owned hotel as we had plans to surrender this hotel to its lender.
      Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2005, these deferrals totaled $6.3 million for our continuing operations hotels. If we were to write these expenses off in the year of payment, our operating expenses in those years would be significantly higher.
      Asset impairment — We invest significantly in real estate assets. Property and equipment represent 83.5% of the total assets on our consolidated balance sheet at December 31, 2005. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying amounts. In determining the undiscounted cash flows we consider the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operating expenses. We obtain fair values through broker valuations or appraisals. These broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key valuation” approach, or a “room revenue multiplier” approach for determining fair value. If the projected future cash flow exceeds the asset’s carrying values, no adjustment is recorded. Impairment loss for an asset held for sale is recognized when the asset’s carrying value is greater than the fair value less estimated selling costs. See Note 3 for further discussion of the Company’s charges for asset impairment.
      As part of this evaluation, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we classify our properties into two categories, “assets held for sale” and “assets held for use”.
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
      Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value (which is determined after consultation with real estate brokers) less estimated selling costs, and we cease depreciation of the asset. The fair values of the assets held for sale are based on the estimated selling prices. We determine the estimated selling prices in conjunction with real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write-down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell. During 2005, we recorded $4.0 million of impairment losses on six assets held for sale. During 2004, we recorded $7.2 million of impairment losses on seven hotels and two land parcels held for sale.
      With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the undiscounted cash flows to be generated by the asset over its estimated useful life is less than the asset’s carrying value. For those assets where there are indicators of impairment, we determine the estimated fair values of these assets using broker valuations or appraisals. The broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach or a “room revenue multiplier” approach for determining fair value. If the projected future cash flow exceeds the assets carrying value, no adjustment is recorded. During 2005, we recorded $8.3 million of impairment losses, with $7.9 million on six hotels held for use and $0.4 million for net book value write-offs for held for use assets that were replaced in 2005 and had remaining book value. During 2004, we recorded $4.9 million of impairment losses with $4.4 million in adjustments made to the carrying value on two hotels and $0.5 million for net book value write-offs for assets that were replaced in 2004 that had remaining book value.
      Accrual of self-insured obligations — We are self-insured up to certain amounts with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in other accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2005, we had an accrued balance of $12.4 million for these expenses.
Income Statement Overview
      The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for 75 consolidated hotels that as of December 31, 2005 are classified as assets held for use.

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
      Transient revenues, which generally account for approximately 71% of room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups makes up approximately 24% of our room revenues while our contract revenues (such as contracts with airlines for crew rooms) account for the remaining 5%.
      We believe revenues in the hotel industry are best explained by the following four key performance indicators:

•	Occupancy — computed by dividing total room nights sold by the total available room nights;

•	Average Daily Rate (ADR) — computed by dividing total room revenues by total room nights sold; and

•	Revenue per available room (RevPAR) — computed by dividing total room revenues by total available room nights. RevPAR can also be obtained by multiplying the occupancy by the ADR.

•	RevPAR Index — computed by dividing Lodgian’s RevPAR performance by the industry (or market) RevPAR performance which is a measure of market share.
      To obtain available room nights for a year, we multiply the number of rooms in our portfolio by the number of days in the year. To obtain available room nights for a hotel sold during the year, we multiply the number of rooms in the hotel by the number of days between January 1 and the date the hotel was sold. We have adjusted available rooms accordingly, for the Crowne Plaza Melbourne, FL hotel, which was closed throughout 2005 due to hurricane renovations, the Crowne Plaza West Palm Beach, FL hotel that reopened December 29, 2005 after the completion of its hurricane repairs, and the Clarksburg, WV hotel, which closed in October 2005 as a result of damage caused from a water main break. The hotel reopened on January 31, 2006.
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

Operating expenses
      Operating expenses fall into the following categories:

•	Direct expenses — these expenses tend to vary with available rooms and occupancy. However, hotel level expenses contain significant elements of fixed costs and, therefore, do not decline proportionately with revenues. Direct expenses are further categorized as follows:

•	Room expenses — expenses incurred in generating room revenues;

•	Food and beverage expenses — expenses incurred in generating food and beverage revenues; and

•	Other direct expenses — expenses incurred in generating the revenue activities classified in “other revenue”;

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities;

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes;

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are costs related to compliance with Sarbanes-Oxley legislation;

•	Casualty (gains) losses, net — these expenses include hurricane repair costs and charges related to the assets written off that were damaged during the 2004 and 2005 hurricane seasons, netted again any gains realized on the final settlement of our property damage claims;

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees; and

•	Impairment of long-lived assets — charges which were required to write-down the carrying values of long-term assets to their fair values on assets where the undiscounted cash flows over the life of the asset were less than the carrying value of the asset.

Non-operating items
      Non-operating items include:

•	Business interruption insurance proceeds represent proceeds from our insurance company for lost profits as a result of a business shutdown. Our 2005 business interruption proceeds relate to the recovery of lost profits and reimbursement for additional expenses incurred as a result of hurricane damage sustained during the 2004 hurricane season;

•	Interest expense and other financing costs includes preferred stock dividend, interest expense which includes amortization of deferred loan costs, and loss on preferred stock redemption;

•	Interest income;

•	Our 30% share of the income or loss of our non-controlling equity interest in one hotel, for which we account under the equity method of accounting for 2004 and prior years but which we wrote off in 2005 as the hotel was surrendered to the lender on November 15, 2005; and

•	Minority interests — our equity partners’ share of the income or loss of the four hotels owned by joint ventures that we consolidate.

Results of Operations — Continuing Operations

Results of operations for the twelve months ended December 31, 2005 and December 31, 2004

Revenues — Continuing Operations

	2005	2004	Increase (decrease)

Rooms	$241,441	$231,255	$10,186	4.4%
Food and beverage	67,715	70,631	(2,916)	(4.1)%
Other	10,108	10,539	(431)	(4.1)%

Total revenues	$319,264	$312,425	$6,839	2.2%

Occupancy	62.0%	61.5%		0.8%
ADR	$82.92	$78.00	$4.92	6.3%
RevPAR	$51.37	$47.96	$3.41	7.1%
      Room revenues increased $10.2 million or 4.4% due to higher occupancy and ADR. Occupancy increased 0.8% and ADR increased 6.3%. Total 2005 revenues increased $6.8 million or 2.2% despite the closure of two hotels (the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL) for hurricane repairs and displacement at eleven other hotels undergoing guest room renovation including the Holiday Inn Clarksburg, WV hotel that was closed in October 2005 for repair work related to a water main break. Displacement refers to lost revenue and profit due to rooms being out of order as a result of renovation or hurricane repairs. Estimated 2005 full year room and total revenue displacement for the Crowne Plaza West Palm Beach, FL and Crowne Plaza Melbourne, FL hotels, as calculated in the business interruption claims, are $12.6 million and $17.0 million. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms being out of order. We feel this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. The eleven hotels undergoing guest room renovation resulted in $4.0 million in room revenue displacement and $5.0 million in total revenue displacement in 2005. Accordingly, for the twelve months ended December 31, 2005, total room revenue displacement was $16.6 million and total revenue displacement was $22.0 million.
      For the fourth quarter 2005, total revenues increased $5.2 million or 7.3% despite the closure of two hotels (the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL) for hurricane repairs and displacement at five other hotels undergoing renovation including the Holiday Inn Clarksburg, WV hotel that was closed in October 2005 for repair work related to a water main break. Estimated fourth quarter 2005 room and total revenue displacement for the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels, as calculated in the business interruption claims, are $2.7 million and $3.8 million, respectively. The five hotels under renovation resulted in $0.7 million in room revenue displacement and $0.9 million in total revenue displacement. Accordingly, for the three months ended December 31, 2005, total room revenue displacement was $3.4 million and total revenue displacement was $4.7 million.
      The table below shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the twelve months ended December 31, 2005. To illustrate the impact of the two hotels closed throughout most of 2005 due to hurricane damage and the Holiday Inn Clarksburg, WV for repairs related to a water main break on our continuing operations, the impact of renovations underway and completed, and the impact of rebranding, we have presented this information into seven different subsets. These subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. In addition, these subsets indicate that where we have recently completed a major renovation, we saw an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels. During 2005 we had eleven hotels under renovation. Eight of the eleven hotels were IHG hotels. As a result, these eight IHG hotels had 117,149 room nights out of service. This is an average of 321 rooms per day which represents approximately 18.6% of the available inventory at these eight hotels. Capital expenditures for the twelve months ended December 31, 2005 for these eight IHG hotels were $21.9 million. These renovations had a direct impact on the performance of these IHG hotels during the period.

			Twelve Months Ended

Hotel Count	Room Count		12/31/2005	12/31/2004	Change	% Change

74	13,401	All Continuing Operations
		Occupancy	62.0%	61.5%		0.8%
		ADR	$82.92	$78.00	$4.92	6.3%
		RevPAR	$51.37	$47.96	$3.41	7.1%
72	12,910	Continuing Operations less two hotels closed due to hurricane damage
		Occupancy	62.0%	61.3%		1.1%
		ADR	$82.92	$77.59	$5.33	6.9%
		RevPAR	$51.37	$47.54	$3.83	8.1%
		RevPAR Index	97.7%	97.7%		0.0%
48	8,981	Continuing Operations less two hotels closed due to hurricane damage, one closed due to water damage and hotels under renovation in the first, second, third or fourth quarters of 2004 and 2005
		Occupancy	61.0%	60.0%		1.7%
		ADR	$80.43	$76.12	$4.31	5.7%
		RevPAR	$49.07	$45.65	$3.42	7.5%
		RevPAR Index	97.8%	97.4%		0.4%
21	3,013	Hotels completing major renovations in 2003 and 2004
		Occupancy	69.9%	65.1%		7.4%
		ADR	$88.75	$83.29	$5.46	6.6%
		RevPAR	$61.99	$54.19	$7.80	14.4%
		RevPAR Index	107.0%	102.6%		4.3%
15	1,740	Marriott Hotels
		Occupancy	71.0%	67.7%		4.9%
		ADR	$90.40	$85.07	$5.33	6.3%
		RevPAR	$64.02	$57.60	$6.42	11.1%
		RevPAR Index	117.3%	115.2%		1.8%
4	777	Hilton Hotels
		Occupancy	66.9%	64.3%		4.0%
		ADR	$96.59	$91.35	$5.24	5.7%
		RevPAR	$64.61	$58.74	$5.87	10.0%
		RevPAR Index	97.0%	93.5%		3.7%

			Twelve Months Ended

Hotel Count	Room Count		12/31/2005	12/31/2004	Change	% Change

44	8,722	IHG Hotels less two hotels closed due to hurricane damage and one closed for water damage
		Occupancy	61.9%	62.5%		(1.0%	)
		ADR	$81.66	$76.92	$4.74	6.2%
		RevPAR	$50.53	$48.07	$2.46	5.1%
		RevPAR Index	94.6%	96.4%		(1.9%	)
8	1,512	Other Brands and Independent Hotels(A)
		Occupancy	48.5%	44.5%		9.0%
		ADR	$72.42	$63.47	$8.95	14.1%
		RevPAR	$35.10	$28.27	$6.83	24.2%
		RevPAR Index	91.9%	81.2%		13.2%
           (A) Other Brands and Independent Hotels include the Radisson New Orleans Airport Hotel in Kenner, LA that has seen dramatic increases in Occupancy and ADR, and correspondingly, RevPAR, since September 2005. For this grouping of hotels, after adjusting for the impact of the Radisson hotel, RevPAR would have increased 0.8% for the year and RevPAR Index would have decreased 3.8%.
      Our competitive set RevPAR growth as compared to the lodging industry as a whole has been trending positive over the past eight quarters, which we believe is a result of the improving conditions in the markets in which we operate. As shown below, in the first quarter 2004 the Smith Travel Research (“STR”) market segments in which we operates grew RevPAR at only 58.4% of the U.S. industry average. By the third quarter 2005 and continuing into the fourth quarter 2005, the STR market segments in which we operate had RevPAR growth that exceeded the U.S. average at 101.2% and 101.0%, respectively. We are encouraged that the markets in which we operate are now performing at levels consistent with the national average. As we complete our renovations we will be positioned to improve our RevPAR indices.
RevPAR in Markets in Which Lodgian Operates

Markets in which
Lodgian Operates				Comp
(A)	Quarter	Comp Sets	Industry	Set/Industry

71	1st Qtr ’04	4.5%	7.7%	58.4%
71	2nd Qtr ’04	5.6%	8.6%	65.1%
71	3rd Qtr ’04	5.2%	6.4%	81.3%
71	4th Qtr ’04	7.6%	8.4%	90.5%
71	1st Qtr ’05	6.3%	7.2%	87.5%
71	2nd Qtr ’05	8.1%	8.3%	97.6%
71	3rd Qtr ’05	8.4%	8.3%	101.2%
69	4th Qtr ’05	10.0%	9.9%	101.0%

(A)	The 69 hotels in the 4th quarter 2005 include the 75 hotels in our continuing operations portfolio less the hotels in West Palm Beach; Melbourne; Windsor, Canada; Pinehurst; Clarksburg and Columbus.
      Food and beverage revenues declined $2.9 million or 4.1% from 2004 due to the continued closure of the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels. After adjusting for the impact of the two hotels closed for hurricane renovations, food and beverage revenues were essentially the same as in 2004. Other revenues, which declined by $0.4 million or 4.1%, were affected by a decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed internet access at many of our hotels, and the continued closure of the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels.

Direct operating expenses — Continuing Operations

	2005	2004	Increase (decrease)

		($ in thousands)
Direct operating expenses:
Rooms	$67,344	$65,019	$2,325	3.6%
Food and beverage	48,710	49,966	(1,256)	(2.5)%
Other	8,050	7,907	143	1.8%

Total direct operating expenses	$124,104	$122,892	$1,212	1.0%

% of total revenues	38.9%	39.3%
      Rooms direct operating expenses increased $2.3 million or 3.6% from 2004 due to higher revenues. Total direct operating expenses increased $1.2 million or 1.0% from 2004 while total revenues increased $6.8 million or 2.2%. Total direct operating expenses as a percentage of total revenues were 38.9% in 2005 as compared to 39.3% in 2004 primarily as a result of cost containment initiatives undertaken in 2005.
      Room expenses on an actual cost per occupied room basis increased from $21.93 in 2004 to $23.13 in 2005 or 5.5% primarily as a result of increases in payroll and benefit costs (up 3.7% or 42.5% of the total increase), guest and operating supplies and linen replacement costs due to mandatory program changes required by our franchisors (11.7% of the total increase), credit card, travel agent and other commissions (30.0% of the total increase), and enhanced complimentary food and beverage items to guests enrolled in our brand loyalty programs (17.5% of the total increase). Per occupied room payroll expenses excluding taxes and benefits were up 2.6% while payroll taxes and benefits increased 6.9% as a percent of payroll dollars. Health insurance costs as a percentage of payroll dollars increased approximately 36% in 2005 versus 2004.
      Food and beverage expenses decreased $1.3 million or 2.5% from 2004 as a result of lower food and beverage revenues. The food and beverage profit margin declined 120 basis points as a result of the displaced ala carte and banquet revenues due to the ongoing property renovations as well as higher health insurance costs. After adjusting for the impact of the two closed Florida hotels, the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL, the food and beverage profit margin declined by 90 basis points from 2004.

Other operating expenses — Continuing Operations

	2005	2004	Increase (decrease)

	($ in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$22,745	$21,011	$1,734	8.3%
Advertising and promotion	16,583	14,932	1,651	11.1%
Franchise fees	22,158	21,225	933	4.4%
Repairs and maintenance	18,052	17,589	463	2.6%
Utilities	20,422	18,282	2,140	11.7%
Other expenses	460	77	383	496.9%

Total other hotel operating expenses	100,420	93,116	7,304	7.8%
Property and other taxes, insurance and leases	22,369	21,247	1,122	5.3%
Corporate and other	21,063	16,824	4,239	25.2%
Casualty (gains) losses, net	(30,929)	2,313	(33,243)	(1,436.9)%
Depreciation and amortization	29,647	26,666	2,981	11.2%
Impairment of long-lived assets	8,347	4,877	3,470	71.2%

Total other operating expenses	$150,917	$165,043	$(14,127)	(8.6)%

% of total revenues	47.3%	52.8%
      Other hotel operating costs increased $7.3 million or 7.8% from 2004 as a result of increases in the following costs:

•	General and administrative costs increased $1.7 million or 8.3%, primarily due to $0.3 million of increased costs related to our property management system conversions, $0.9 million of increased costs related to group medical insurance claims and additional payroll costs, a $0.3 million increase in vacation pay accruals and the $0.5 million write-off of the Delta Airlines and Northwest Airlines receivables as a result of their respective Chapter 11 bankruptcy filings;

•	Advertising and promotion expenses increased $1.7 million or 11.1% primarily due to $1.5 million of increased costs related to the addition of sales personnel and sales programs to promote our newly renovated properties including the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels, and $0.1 million in added costs related to increased group medical insurance claims;

•	Franchise fees increased $0.9 million or 4.4% primarily as a result of increased revenues. As a percentage of room revenues, 2005 franchise fees were unchanged as compared to 2004 at 9.2%; and

•	Utilities costs increased $2.1 million or 11.7% primarily as a result of significantly higher utility rates.
      Property and other taxes, insurance and leases increased $1.1 million or 5.3% in 2005 primarily because in 2004 expenses were reduced by the settlement of a deferred ground rent obligation for $1.0 million less than what had been previously expensed.
      Corporate and other expenses increased $4.2 million or 25.2% primarily due to $0.6 million in severance costs related to the resignations of our former CEO, COO and CFO including the acceleration of the unvested portion of our former CEO’s restricted stock, $1.1 million of expenses related to hiring costs including signing bonus, restricted stock grants and moving allowance for our new president and chief executive officer, a $0.9 million write-off of the receivable from and the investment in the 30% minority-owned Holiday Inn City Center Columbus, OH. Additionally, we incurred approximately $1.0 million in added legal costs including the $0.5 million settlement for the two Kansas hotels surrendered to the bond Trustee in early 2006. Additionally, expenses were higher year over year because in 2004 we recorded a reduction in our sales and use tax audit reserve that resulted in our 2004 expenses being $1.5 million lower. We realized savings in 2005 on lower Directors & Officers (“D&O”) premiums due to favorable trends in the D&O markets, lower post-emergence Chapter 11 expenses as we have now completed the bankruptcy claims distribution process, lower audit fees, including attestation fees, as a result of the second year of Sarbanes-Oxley (“SOX”), and lower costs related to SOX compliance. In 2005, costs related to Sarbanes-Oxley totaled approximately $0.8 million.
      Casualty (gains) losses, net represent costs related to hurricane damage sustained in the 2004 and 2005 hurricane seasons offset by gains related to the final settlement of the property damage claims at five hotels. In 2005, we recognized a net casualty gain of $30.9 million. We recorded a $31.3 million in casualty gains on the settlement of property damage claims on five hotels: (1) the Crowne Plaza West Palm Beach, FL; (2) the Holiday Inn University Mall Pensacola, FL; (3) the Holiday Inn Winter Haven, FL; (4) the Crowne Plaza Melbourne, FL; and (5) the Holiday Inn Express University Mall Pensacola, FL, which was offset by $0.4 million of hurricane repair expenses on the Radisson New Orleans Airport Hotel in Kenner, LA and other continuing operations hotels. In 2004, we recorded $2.3 million in expenses related to the write-off the net book value of our damaged assets and hurricane repair costs.
      Depreciation and amortization expenses increased $3.0 million or 11.2% primarily due to the completion of numerous renovation projects, thereby resulting in higher depreciation expense related to newly capitalized costs.
      The impairment of long-lived assets of $8.3 million recorded during 2005 represents $7.9 million in reductions made to the carrying values of six hotels held for use, to bring them in line with their estimated fair values, and $0.4 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2005. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with real estate brokers. These broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach, or a “room revenue” multiplier approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2005 as follows:

a) $1.6 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

b) $1.1 million on the Park Inn Brunswick, GA to write-off the capital improvements made on this property related to the franchise conversion that did not result in an increase in the fair value of this hotel;

c) $0.9 million on the Holiday Inn Hamburg, NY hotel as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset to its fair value;

d) $1.7 million on the Holiday Inn Sheffield, AL as this hotel was identified for sale in January 2006 and the estimated selling price was less than the asset’s carrying value;

e) $1.8 million on the Fairfield Inn Valdosta, GA as this hotel was identified for sale in January 2006 and the estimated selling price was less than the asset’s carrying value; and

f) $1.0 million on the Fairfield Inn Merrimack, NH hotel as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset value to its fair value.

Non-operating income (expenses) — Continuing Operations

	2005	2004	Increase (decrease)

		($ in thousands)
Non-operating income (expenses):
Business interruption proceeds	$9,595	$—	$9,595	n/m
Interest income and other	855	681	174	25.6%
Interest expense and other financing costs:
Preferred stock dividend	—	(9,383)	9,383	(100.0)%
Other interest expense	(27,675)	(41,725)	14,050	(33.7)%
Loss on preferred stock redemption	—	(6,063)	6,063	(100.0)%
Minority interests	(9,588)	691	(10,279)	(1,487.6)%
      Business interruption proceeds relate to the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels that were closed as a result of damage sustained in the 2004 hurricanes. Business interruption proceeds represent funds received or amounts for which proofs of loss had been signed for the periods from September 2004 to November 2005 for the Crowne Plaza West Palm Beach, FL hotel and September 2004 to December 2005 for the Crowne Plaza Melbourne, FL hotel. At December 31, 2005, $2.9 million was accrued for business interruption proceeds with a corresponding insurance receivable on our consolidated balance sheet.
      The $9.4 million of Preferred Stock dividend costs in 2004 relate to dividends on the Preferred Stock issued on November 25, 2002, all of which were either exchanged for common stock immediately following our equity offering on June 25, 2004 or redeemed using proceeds of that offering on July 26, 2004.
      Interest expense decreased $14.1 million or 33.7% in 2005 primarily due to increased costs in 2004 related to the following: 1) purchase of a $1.9 million swaption contract, 2) the write-off of $6.7 million of deferred loan costs due to the extinguishment of the Merrill Lynch Mortgage, Lehman Debt, and Macon Debt, 3) $2.7 million of prepayment penalties incurred for early retirement on the Merrill Lynch Mortgage debt, and 4) $0.8 million in loan origination costs incurred as part of the 2004 debt refinance.
      The 2004 loss on preferred stock redemption of $6.1 million includes the 4% prepayment premium of $1.6 million that was recognized when we exchanged shares of our common stock for a portion of the outstanding shares of our Preferred Stock and the 4% prepayment premium of $4.5 million, which was paid when the remaining shares of our Preferred Stock were redeemed on July 26, 2004.
      Minority interests represent the third party owners’ share of the net income (losses) of the joint ventures in which we have a controlling interest. The $10.3 million increase in minority interest adjustments primarily resulted from the casualty gain realized on the property damage settlement and the business interruption proceeds realized on the Crowne Plaza Melbourne, FL hotel.

Results of operations for the twelve months ended December 31, 2004 and December 31, 2003

Revenues — Continuing Operations

			Increase
	2004	2003	(decrease)

	($ in thousands)
Revenues:
Rooms	$231,255	$221,543	$9,712	4.4%
Food and beverage	70,631	69,016	1,615	2.3%
Other	10,539	10,839	(300)	(2.8)%

Total revenues	$312,425	$301,398	$11,027	3.7%

Occupancy	61.5%	60.4%		1.8%
ADR	$78.00	$75.48	$2.52	3.3%
RevPAR	$47.96	$45.57	$2.39	5.2%
      The $9.7 million or 4.4% increase in room revenues resulted from increases in occupancy and ADR. Occupancy increased 1.8% and ADR increased 3.3%. While occupancy increased 1.8% from 2003, it was negatively impacted by renovations being performed at 16 hotels during 2004, by lost business leading up to the hurricanes that hit the Southeastern United States in the third quarter and by the continued closure of two hotels (the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL) as they underwent hurricane renovation work. We made substantial progress on our renovation program in 2004, but with many rooms out of service while under renovation, we experienced substantial room revenue displacement. The increase in ADR results from increasing demand for hotels as the economy improved and the shift away from Internet sales that involve more heavily discounted room rates. As we complete our renovation programs, we anticipate our occupancy and ADR performance will continue to improve.
      Food and beverage revenues increased $1.6 million or 2.3% from 2003 despite the continued closure of our Crowne Plaza West Palm Beach, FL and Crowne Plaza Melbourne, FL hotels. Other revenues, which decreased by 2.8%, were affected by a decline in telephone revenues as a result of the increased usage of cell phones by our guests as well as the availability of free high speed internet access at many of our hotels, and the continued closure of our the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels.

Direct operating expenses — Continuing Operations

			Increase
	2004	2003	(decrease)

	($ in thousands)
Direct operating expenses:
Rooms	$65,019	$62,968	$2,051	3.3%
Food and beverage	49,966	47,643	2,323	4.9%
Other	7,907	7,799	108	1.4%

Total direct operating expenses	$122,892	$118,410	$4,482	3.8%

% of total revenues	39.3%	39.3%
      Direct operating expenses were higher due to higher revenues. Total direct operating expenses as a percentage of hotel revenues remained flat at 39.3% in 2004. Revenues increased 3.7% and total direct operating expenses increased 3.8%.
      Room expenses on an actual cost per occupied room basis increased from $21.45 in 2003 to $21.93 in 2004 primarily as a result of increases in payroll and benefit costs (8.3% of the total increase), reservation equipment costs due to mandatory upgrades required by the InterContinental Hotel Group brands (18.8% of the total increase), credit card, travel agent and other commissions (39.6% of the total increase), and enhanced complimentary food and beverage items to guest enrolled in our brand loyalty programs (16.7% of the total increase).
      Food and beverage expenses increased $2.3 million or 4.9% from 2003 primarily as a result of increased revenues.

Other operating expenses — Continuing Operations

	2004	2003	Increase (decrease)

	($ in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$21,011	$18,977	$2,034	10.7%
Advertising and promotion	14,932	14,447	485	3.4%
Franchise fees	21,225	19,831	1,394	7.0%
Repairs and maintenance	17,589	16,983	606	3.6%
Utilities	18,282	18,039	243	1.3%
Other expenses	77	153	(76)	(49.7)%

Total other hotel operating expenses	93,116	88,430	4,686	5.3%
Property and other taxes, insurance and leases	21,247	24,313	(3,066)	(12.6)%
Corporate and other	16,824	20,482	(3,658)	(17.9)%
Casualty (gains) losses, net	2,313	—	2,313	n/m
Depreciation and amortization	26,666	28,427	(1,761)	(6.2)%
Impairment of long-lived assets	4,877	8,396	(3,519)	(41.9)%

Total other operating expenses	$165,043	$170,048	$(5,005)	(2.9)%

% of total revenues	52.8%	56.5%
      Other hotel operating costs increased $4.7 million or 5.3% from 2003 as a result of increases in the following costs:

•	General and administrative costs increased $2.0 million or 10.7% primarily due $0.9 million in costs related to salary and employee benefits, $0.2 million in costs related to labor union contract negotiations and $0.6 million in higher bad debt costs related to airline contracts;

•	Advertising and promotion expenses increased $0.5 million or 3.4% due to increased costs of advertising marketing research materials and salary and benefit increases;

•	Franchise fees increased $1.4 million or 7.0% primarily as a result of increased revenues. As a percentage of room revenues, franchise fees were 9.2% of revenues in 2004 as compared to 9.0% in 2003, largely due to increased costs of brand loyalty programs; and

•	Repairs and maintenance costs increased $0.6 million or 3.6% primarily as a result of our continued focus on our preventative maintenance programs.
      Property and other taxes, insurance and leases decreased $3.1 million or 12.6% from 2003 primarily due to savings of $0.5 million for successful property tax assessment appeals; insurance premium and self-insured loss savings of $1.1 million due to favorable loss experience (exclusive of the hurricanes) and a stabilization of the insurance premium markets; and ground rent savings of $1.0 million due to the settlement of a deferred ground rent obligation.
      Corporate and other expenses decreased $3.7 million or 17.9% from 2003 primarily as a result of reduced post-emergence legal, professional and other costs related to the Chapter 11 proceedings and a reduction in a sales and use tax return audit reserve of $1.5 million due to favorable audit settlements. Costs incurred related to Sarbanes-Oxley compliance totaled approximately $1.4 million.
      Casualty (gains) losses, net which represent costs related to hurricane damage, were $2.3 million higher in 2004 as a result of eight properties that incurred, in the aggregate, $5.6 million in costs of which $1.9 million was for hurricane repair expenses and approximately $3.7 million was for net book value write-offs of destroyed assets caused by the hurricanes that hit the Southeastern United States in August and September 2004, offset by expected insurance proceeds of $3.3 million. As of December 31, 2004, $2.0 million had been released by our insurance company as advances for repairs on the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels. All advances are forwarded to our lenders and we receive reimbursements from the lender held escrows as we incur operating and capital expenditures. At December 31, 2004, we had received $1.4 million in reimbursements from our lenders. Until the ultimate claims are settled, we will continue to recognize the advances received from the insurance company as a liability without offset to the insurance receivable recorded on our consolidated balance sheet. Accordingly, at December 31, 2004, we have an insurance receivable balance of $3.3 million and a liability for insurance advances of $2.0 million.
      Depreciation and amortization expenses decreased $1.8 million or 6.2% from 2003 as a result of our reduced asset base on the continuing operations hotels due to $8.4 million in asset write-downs for impairment charges in 2003 and the reduced depreciation charges for assets that had a fresh start life of one year and are now fully depreciated.
      The impairment of long-lived assets of $4.9 million recorded during 2004 represents $4.4 million in adjustments made to the carrying values of two hotels held for use, to reduce them to their estimated fair values, and $0.5 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2004. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment, the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values and the assets’ carrying values are in excess of their estimated fair values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with real estate brokers. These broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key valuation” approach, or a “room revenue multiplier” approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2004 as follows:

a)	$3.7 million on the Park Inn Brunswick, GA hotel, which was converted from a Holiday Inn, as this hotel lost the business of a significant military group contract and the conversion of this hotel to a Park Inn was not expected to improve operating results; and

b)	$0.6 million on the Holiday Inn Lawrence, KS hotel as the financial performance of this hotel continued to decline as it is in need of a major renovation which is not economically justifiable as management was notified the franchise agreement would not be renewed.

Non-operating income (expenses) — Continuing Operations

	2004	2003	Increase (decrease)

	($ in thousands)
Non-operating income (expenses):
Interest income and other	$681	$807	$(126)	(15.6)%
Gain on asset dispositions	—	445	(445)	(100.0)%
Interest expense and other financing costs:
Preferred stock dividend	(9,383)	(8,092)	1,291	(16.0)%
Other interest expense	(41,725)	(27,626)	(14,099)	51.0%
Loss on preferred stock redemption	(6,063)	—	(6,063)	n/m %
Reorganization items	—	(1,355)	1,355	(100.0)%
Minority interests	691	1,294	(603)	(46.6)%
      The 2003 $0.4 million gain on asset dispositions related to condemnation proceeds for land seized at two of our hotels.
      The Preferred Stock dividend relates to dividends on the Preferred Stock issued on November 25, 2002. Dividends for the period January 1, 2003 to December 31, 2003 totaled $15.7 million. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), effective for us on July 1, 2003, dividends relating to the period after the effective date are reported as interest expense. Dividends for the period prior to the effective date continue to be shown as a deduction from retained earnings with no effect on our results of operations. As a result, the $8.1 million dividend accrued for the period July 1, 2003 to December 31, 2003 is reported in interest expense while the $7.6 million dividend accrued for the periods January 1, 2003 to June 30, 2003 is shown as a deduction from retained earnings. Preferred Stock dividends for 2004 were $9.4 million. A portion of the outstanding shares of Preferred Stock were exchanged for shares of our common stock immediately following our equity offering on June 25, 2004 and all remaining shares of our Preferred Stock shares were redeemed on July 26, 2004 using a portion of the proceeds of that offering.
      Interest expense increased $14.1 million in 2004 due to the purchase of a $1.9 million swaption contract, the write-off of $6.7 million of deferred loan costs due to the extinguishment of the Merrill Lynch Mortgage, Lehman Debt, and Macon Debt, $2.7 million of prepayment penalties for early retirement on the Merrill Lynch Mortgage debt, the expensing of $0.8 million in loan origination costs incurred as part of the Refinancing Debt and additional mortgage interest in 2004 on the former Lehman hotels since we did not pay interest expense on these hotels during 2003 while they were in Chapter 11.
      Loss on preferred stock redemption of $6.1 million includes the 4% prepayment premium of $1.6 million that was recognized when we exchanged shares of our common stock for some of the outstanding shares of Preferred Stock and the 4% prepayment premium of $4.5 million that we paid when we redeemed the balance of the outstanding Preferred Stock shares on July 26, 2004.
      Reorganization items for 2003 of $1.4 million represent Chapter 11 expenses incurred between January 1, 2003 and May 22, 2003 relating to the 18 hotels which emerged from Chapter 11 on May 22, 2003.
      Minority interests represent the third party owners’ share of the net losses of the joint ventures in which we have a controlling interest. The $0.6 million reduction in losses attributable to minority interests primarily resulted from the reduction in impairment charges at our Crowne Plaza Macon, GA hotel in 2004 as compared to 2003, partially offset by hurricane related losses in 2004 at our Crowne Plaza Melbourne, FL hotel.
Results of Operations — Discontinued Operations
      During 2005, we sold eight hotels, comprising an aggregate 2,073 rooms. The aggregate net proceeds from the sales were approximately $36 million of which $29.2 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain from the sale of these assets was $6.9 million. During 2004, we sold 11 hotels, comprising 2,076 rooms, and two parcels of land. The aggregate net proceeds from these sales were approximately $42.5 million of which $37.4 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain from the sale of these assets was $9.2 million.
      We recorded impairment on assets held for sale in 2005 and 2004. The impairment of long-lived assets held for sale of $4.0 million recorded in 2005 represents the write-down of five hotels and one land parcel held for sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2005, we recorded impairment charges as follows:

a)	an additional $0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs of this sale as the hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

b)	an additional $1.7 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered selling price of the hotel;

c)	an additional $0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005;

d)	an additional $0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land parcel;

e)	$1.3 million on the Holiday Inn St. Louis, MO to reflect the reduced selling price of the hotel; and

f)	$0.1 million on the Holiday Inn McKnight Pittsburgh, PA as the hotel was identified for sale in the fourth quarter 2005 and its carrying value was adjusted to the hotel’s selling price less selling costs.
      The impairment of long-lived assets held for sale of $7.2 million recorded in 2004 represents $7.2 million in the write-down of nine hotels. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, the reclassification of these assets from held for use to held for sale necessitated a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if their carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2004, we recorded impairment charges as follows:

a)	an additional $0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004;

b)	an additional $0.5 million on the downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

c)	an additional $0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

d)	an additional $0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional charges to dispose of this hotel in December 2004;

e)	an additional $1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors;

f)	$1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel;

g)	$0.4 million on the Holiday Inn Florence, KY primarily related to disposal costs incurred on sale of the hotel in December 2004;

h)	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it will not renew the agreement;

i)	$0.9 million on the Holiday Inn St. Louis, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value;

j)	$0.6 million on the Quality Inn Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to bring the asset’s carrying value in line with the fair value; and

k)	additional adjustments on four other assets aggregating to a reduction of impairment charges of $0.1 million.
      Historical operating results and gains are reflected as discontinued operations in our consolidated statement of operations. See notes Note 1 and Note 3 to the accompanying consolidated financial statements for further discussion.
Income Taxes
      Because we reported net losses for federal income tax purposes, we paid no federal income tax for the years ended December 31, 2005 and December 31, 2004. At December 31, 2005, we had available net operating loss carryforwards of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024, excluding an estimated tax net loss of $8.7 million for the year ended December 31, 2005. We estimate that $10.9 million of NOLs will expire in 2006. Our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2005, we established a valuation allowance of $118.2 million to fully offset our net deferred tax asset. In addition, approximately $110.0 million of the $118.2 million of the deferred tax asset remaining is attributable to pre-emergence deferred tax assets and may be booked to additional paid in capital in future periods.
      In addition, we recognized an income tax provision of $8.2 million for 2005, and $0.2 million for 2004.
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

      The following table presents EBITDA, a non-GAAP measure, for 2005, 2004 and 2003, and provides a reconciliation with our income (loss) from continuing operations, a GAAP measure:

	2005	2004	2003

	($ in thousands)
Continuing operations:
Income (loss) from continuing operations	$10,449	$(31,537)	$(21,765)
Depreciation and amortization	29,647	26,666	28,427
Interest income	(1,042)	(650)	(486)
Interest expense	27,675	41,725	27,626
Preferred stock dividends	—	9,383	8,092
Loss on preferred stock redemption	—	6,063	—
Provision (benefit) for income taxes — continuing
operations	6,981	228	178

EBITDA from continuing operations	$73,710	$51,878	$42,072

      Income (loss) from continuing operations, and accordingly, EBITDA from continuing operations, is calculated after deducting the following items:

	2005	2004	2003

Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$173	$458	$4,788
Reorganization expenses	—	—	1,355
Gain on asset dispositions	—	—	(444)
Casualty (gain) loss, net	(30,929)	2,313	—
Impairment loss	8,347	4,877	8,396
Write-off of receivable from non-consolidated hotel	747	—	—
Guaranty payments on Kansas properties	500	—	—
Adjustments to bankruptcy claims reserves	—	(38)	(215)
Write-off of investment in subsidiary for non-consolidated hotel	170	—	—
Quarterly Results of Operations
      The following table presents certain quarterly data for the eight quarters ended December 31, 2005. The data have been derived from our unaudited consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 75 hotels classified in continuing operations at December 31, 2005.

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Revenues:
Rooms	$56,989	$65,743	$64,416	$54,293	$50,254	$62,425	$62,675	$55,901
Food and beverage	17,534	16,571	18,744	14,866	19,029	16,426	18,984	16,192
Other	2,306	2,584	2,701	2,517	2,303	2,734	2,775	2,727

	76,829	84,898	85,861	71,676	71,586	81,585	84,434	74,820

Operating expenses:
Direct:
Rooms	16,555	17,829	17,541	15,419	15,557	17,782	16,288	15,392
Food and beverage	12,605	12,047	13,062	10,996	13,874	12,302	12,473	11,317
Other	1,955	2,012	2,129	1,954	1,851	2,038	2,055	1,963

	31,115	31,888	32,732	28,369	31,282	32,122	30,816	28,672

	45,714	53,010	53,129	43,307	40,304	49,463	53,618	46,148
Other operating expenses:
Other hotel operating costs	25,281	26,696	24,655	23,788	22,686	24,399	22,890	23,141
Property and other taxes, insurance and leases	4,971	5,908	5,814	5,676	5,042	5,431	5,165	5,609
Corporate and other	4,529	6,022	5,863	4,649	3,423	4,389	4,682	4,330
Casualty (gain) losses, net	(31,251)	190	28	104	294	2,019	—	—
Depreciation and amortization	9,167	7,099	6,793	6,588	6,451	6,884	6,725	6,606
Impairment of long-lived assets	5,111	613	957	1,666	4,877	—	—	—

Other operating expenses	17,808	46,528	44,110	42,471	42,773	43,122	39,462	39,686

	27,906	6,482	9,019	836	(2,469)	6,341	14,156	6,462
Other income (expenses):
Business interruption insurance proceeds	1,772	6,094	1,729	—	—	—	—	—
Interest income and other	282	348	54	171	360	212	66	43
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	—	—	(865)	(4,233)	(4,285)
Other interest expense	(7,045)	(6,833)	(6,890)	(6,907)	(7,351)	(7,160)	(19,310)	(7,904)
Loss on preferred stock redemption	—	—	—	—	—	(4,471)	(1,592)	—

Income (loss) before income taxes and minority interest	22,915	6,091	3,912	(5,900)	(9,460)	(5,943)	(10,913)	(5,684)
Minority interests	(8,486)	(1,127)	(120)	145	406	503	(71)	(147)

Income (loss) before income taxes — continuing operations	14,429	4,964	3,792	(5,755)	(9,054)	(5,440)	(10,984)	(5,831)
(Provision) benefit for income taxes — continuing operations	(6,832)	(13)	(68)	(68)	261	(337)	(76)	(76)

Income (loss) from continuing operations	7,597	4,951	3,724	(5,823)	(8,793)	(5,777)	(11,060)	(5,907)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	1,442	4,758	(1,850)	(1,263)	(4,971)	2,040	3,813	(1,179)
Income tax benefit (provision)	(1,235)	—	—	—	—	—	—	—

(Loss) income from discontinued operations	207	4,758	(1,850)	(1,263)	(4,971)	2,040	3,813	(1,179)

Net income (loss)	7,804	9,709	1,874	(7,086)	(13,764)	(3,737)	(7,247)	(7,086)

Net income (loss) attributable to common stock	$7,804	$9,709	$1,874	$(7,086)	$(13,764)	$(3,737)	$(7,247)	$(7,086)

      The following table presents EBITDA, a non-GAAP measure, for the past 8 quarters as of December 31, 2005, and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Continuing operations:
Income (loss) from continuing operations	$7,597	$4,951	$3,724	$(5,823)	$(8,793)	$(5,777)	$(11,060)	$(5,907)
Depreciation and amortization	9,167	7,099	6,793	6,588	6,451	6,884	6,725	6,606
Interest income	(270)	(347)	(205)	(220)	(346)	(176)	(80)	(48)
Interest expense	7,045	6,833	6,890	6,907	7,351	7,160	19,310	7,904
Preferred stock dividends	—	—	—	—	—	865	4,233	4,285
Loss on preferred stock redemption	—	—	—	—	—	4,471	1,592	—
Provision (benefit) for income taxes — continuing operations	6,832	13	68	68	(261)	337	76	76

EBITDA from continuing operations	$30,371	$18,549	$17,270	$7,520	$4,402	$13,764	$20,796	$12,916

      Loss from continuing operations, and accordingly, EBITDA from continuing operations, is after deducting the following items;

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$(2)	$13	$52	$110	$61	$67	$135	$195
Casualty (gain) loss, net	(31,251)	190	28	104	294	2,019	—	—
Impairment loss	5,111	613	957	1,666	4,877	—	—	—
Write-off (recovery) of receivable from non- consolidated hotel	1	(200)	946	—	—	—	—	—
Guaranty payments on Kansas properties	—	—	500	—	—	—	—	—
Adjustments to bankruptcy claims reserves	—	—	—	—	(38)	—	—	—
Write-off of investment in subsidiary for non- consolidated hotel	—	—	170	—	—	—	—	—
      Historically, our operations and related revenues and operating results have varied substantially from quarter to quarter. We expect these variations to continue for a variety of reasons, primarily seasonality. Due to the fixed nature of certain expenses, such as marketing and rent, our operating expenses do not vary as significantly from quarter to quarter.
Liquidity and Capital Resources

Working Capital
      We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds of insurance claims relating principally to damage caused by the 2004 and 2005 hurricanes and existing cash balances. Additionally, on March 1, 2006, we completed the refinance of three other hotels, all of which had higher than current market rate mortgages and received excess proceeds of $13.4 million.
      Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2005, airline receivables represented approximately 20.7% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. Eight hotels were sold in 2005. At December 31, 2005, we had three hotels and one land parcel classified as held for sale. In the first two months of 2006 we identified an additional five hotels for sale. As of March 1, 2006, we had eight hotels and one land parcel as held for sale. Of the 20 hotels, two land parcels and the office building that were sold between November 1, 2003 and March 1, 2006, the aggregate net proceeds received from these sales were $91.2 million, of which $71.7 million was used to pay down debt and the balance was used for general corporate purposes including capital expenditures.
      Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy and, to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors.”
      We intend to continue to use our cash flow to make scheduled debt service payments and fund operations and capital expenditures and build cash reserves and, therefore, do not currently have plans to pay dividends on our common stock in the foreseeable future.
      On June 30, 2005, we completed the final distribution of shares and cash to general unsecured creditors in connection with the conclusion of our bankruptcy claim distribution process. Because our final distribution was less than the liability established at the time of the stock offering to pay such claims, we have relieved the excess liability related to the bankruptcy claims and credited additional Paid-in Capital. We do not anticipate any additional material charges related to our Chapter 11 bankruptcy filing.
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
      At December 31, 2005, we had working capital (current assets less current liabilities) of $20.8 million compared to $6.9 million at December 31, 2004. The increase in working capital was primarily to the result of the refinancings of our Holiday Inn Hilton Head, SC hotel, which generated approximately $8 million of net proceeds in excess of the payoff of the old loan and the refinance of our Holiday Inn Phoenix West, AZ hotel, which generated approximately $8 million of net proceeds in excess of the payoff of the old loan.
      Two of our hotels, the Quality Inn & Conference Center in Metairie, LA and the Radisson New Orleans Airport Hotel in Kenner, LA, were damaged by Hurricane Katrina in August 2005. The Quality Inn & Conference Center in Metairie, LA is held for sale and is included in discontinued operations and is currently open for business. The Radisson New Orleans Airport Hotel is included in our continuing operations and is currently open for business. The insurance deductible on the Quality Inn & Conference Center Metairie, LA is $0.5 million and $0.7 million on the Radisson New Orleans Airport Hotel. Eight of our hotels were damaged by the hurricanes that hit the southeastern United States in August and September 2004. As of December 31, 2005 we had received $0.5 million in advances for damage related to the Radisson New Orleans Airport Hotel Kenner, LA and $1.5 million related to the Quality Inn & Conference Center Metairie, LA. Two hotels, the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels, suffered extensive damage and were closed for renovation in September 2004. The Crowne Plaza West Palm Beach, FL reopened on December 29, 2005 and the Melbourne property reopened as a Crowne Plaza on January 24, 2006. In the fourth quarter 2005 we settled the property damage claims on five hotels including the: 1) Crowne Plaza West Palm Beach, FL, 2) Holiday Inn Melbourne, FL (which converted to a Crowne Plaza), 3) Holiday Inn Winter Haven, FL, 4) Holiday Inn Pensacola, FL and 5) Holiday Inn Express Pensacola, FL. The settlement of the property claims for these five hotels resulted in a casualty gain of $31.3 million, offset by hurricane repair expenses of $0.4 million on the Radisson New Orleans Airport Hotel Kenner, LA and other continuing operations hotels. Approximately $46.7 million was spent on the repair and renovation of these hotels and we received proceeds for this property damage totaling approximately $37 million through March 1, 2006.
      We have recorded $9.6 million in business interruption proceeds for the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels. For the Crowne Plaza West Palm Beach, FL hotel, $5.3 million was recorded for the period September 2004 through November 2005. For the Crowne Plaza Melbourne, FL hotel, $4.3 million was recorded for the period September 2004 through December 2005. We had received $6.7 million in proceeds or had signed proofs of loss for $2.9 million which we established as a receivable from the insurance company as of December 31, 2005. At December 31, 2005, $2.9 million was included on our consolidated balance sheet for receivables related to business interruption proceeds.
      At December 31, 2005, we had $0.7 million of liabilities for insurance advances on our continuing operations balance sheet related to outstanding insurance claims. Of this amount, $0.2 million relates to the Crowne Plaza West Palm Beach, FL for an open mold policy claim from the 2004 hurricane season that has not yet been finalized and $0.5 million related to our Radisson New Orleans Airport Hotel claim for Hurricane Katrina. In our discontinued operations, we are carrying a liability of $1.5 million for insurance advances for our claim related to the Quality Inn & Conference Center Metairie, LA hotel from Hurricane Katrina.
      For the year ended December 31, 2005, we spent approximately $83 million on capital expenditures for our continuing operations, which includes $41.8 million for hurricane repairs and $0.8 million on our discontinued operations. During 2006, we expect to spend $37.0 million in capital expenditures for our hotels, which includes committed hurricane repair capital expenditures of approximately $14 million.
      We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.
      Our ability to meet our long-term cash needs is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor. See “Item 1A — Risk Factor” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow
      Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations. In 2005, we revised the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity.
      Also in 2005, we revised the presentation of property and equipment purchased on account to present such amounts as non-cash investing activities in the consolidated statements of cash flows. The revised presentation was reflected for all three years in the period ended December 31, 2005.

Operating activities
      Operating activities generated cash of $28.7 million in 2005 and generated $26.0 million of cash in 2004. The increase in cash generated by operations is attributable to the improved performance of our hotel portfolio, partially offset by the closure of two hurricane-damaged properties throughout most of 2005 and fewer hotels in our portfolio due to the sale of eight hotels in 2005. Operating activities generated cash of $15.0 million in 2003.

Investing activities
      Investing activities used $13.8 million of cash in 2005 and used $20.5 million of cash in 2004. Capital improvements in 2005 were $86.5 million compared to $37.3 million in 2004. Proceeds from sale of assets were $36.4 million in 2005 and $42.5  million in 2004. We purchased one hotel in 2004 for $5.4 million including closing costs. Withdrawals from capital expenditure reserves with our lenders were $15.4 million in 2005 as compared to deposits of $19.0 million in 2004. In 2005, we were advanced $26.2 million for property damage claims related to seven of our hotels that were damaged by hurricanes in 2004 and 2005. In 2004, we were advanced $2.0 million for property damage claims related to two of our hurricane-damaged hotels. Investing activities used $3.4 million of cash in 2003.

Financing activities
      Financing activities used cash of $32.2 million in 2005 and provided cash of $19.8 million in 2004. In 2005, we refinanced mortgages on the Holiday Inn West Phoenix, AZ and the Holiday Inn Hilton Head, SC and encumbered the SpringHill Suites Pinehurst, NC purchased in 2004, resulting in gross proceeds of $32.2 million. Additionally, we made $63.6 million in principal payments. In 2004, we received $370.0 million of proceeds related to the Refinancing Debt in 2004. We raised $175.9 million in the common stock offering on June 25, 2004, of which $114.0 million was used to redeem the preferred stock. Principal payments on long term debt were $406.5 million, including the repayment of the debt we entered into when we emerged from Chapter 11, replaced by the Refinancing Debt on June 25, 2004, as part of our common stock offering. In 2003, financing activities used cash of $11.8 million.
      The payments of deferred loan costs in 2005 were $0.9 million related to the finance of our SpringHill Suites Pinehurst, NC hotel and the refinance of our Holiday Inn West Phoenix, AZ and Holiday Inn Hilton Head, SC hotels. Payments of deferred loan costs in 2004 were $5.4 million and relate to the Refinancing Debt. In 2003 the deferred loan costs were $4.8 million related to the hotels that were refinanced when they emerged from Chapter 11.

Debt and contractual obligations
      The following table sets forth our debt and contractual obligations:

		Contractual Obligations Due by Year

	Total	2006	2007	2008	2009	2010	After 2010

	($ in thousands)
Continuing Operations
Refinancing debt(1)
Merrill Lynch Mortgage Lending, Inc. — Floating	$66,311	$741	$65,570	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	252,377	4,318	4,615	4,886	238,558	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	318,688	5,059	70,185	4,886	238,558	—	—
Other financings
Computer Share Trust Company of Canada	7,838	288	7,550	—	—	—	—
Column Financial, Inc.	10,337	706	784	871	968	7,008	—
Lehman Brothers Holdings, Inc.	22,398	580	21,818	—	—	—	—
JP Morgan Chase Bank, Trustee	10,064	10,064	—	—	—	—	—
Wachovia	13,173	212	239	251	269	3,134	9,068
IXIS Real Estate Capital, Inc.	19,000	—	214	18,786	—	—	—
Column Financial, Inc.	8,146	477	524	575	632	5,938	—

Total — other financing	90,956	12,327	31,129	20,483	1,869	16,080	9,068

		Contractual Obligations Due by Year

	Total	2006	2007	2008	2009	2010	After 2010

	($ in thousands)
Total Mortgage Debt	409,644	17,386	101,314	25,369	240,427	16,080	6,068
Long-term debt — other(2)	3,319	1,144	1,154	752	187	73	9

Total long-term debt	412,963	18,530	102,468	26,121	240,614	16,153	9,077
Interest Expense(3)	82,887	28,542	22,071	19,893	11,386	995	—
Ground and parking lease obligations	116,585	3,214	3,235	3,307	3,342	3,429	100,058
Executive Employment Contracts	3,708	1,692	1,175	841	—	—	—
Purchase obligations	3,267	892	771	497	480	498	129

Total obligations related to continuing operations	$619,410	$52,870	$129,720	$50,659	$255,822	$21,075	$109,264

Discontinued operations
Refinancing debt
Merrill Lynch Mortgage Lending, Inc. — Floating	$1,235	$14	$1,221	$—	$—	$—	$—
Long-term debt — other(2)	52	9	10	10	10	9	4
Interest Expense(3)	105	97	8	—	—	—	—
Ground and parking lease obligations	—	—	—	—	—	—	—
Purchase Obligations	23	18	5	—	—	—	—

Total obligations related to discontinued operations	$1,415	$138	$1,244	$10	$10	$9	$4

      We did not include the following information in the table above:

•	Franchise fees — Substantially all of our franchise fees vary with revenues. Franchise fees expense for 2005 relating to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures.”

Mortgage Debt
      On June 25, 2004, we closed on the $370 million Refinancing Debt secured by 64 of our hotels, of which, as of March 1, 2006, ten hotels have since been sold and two hotels have been released through debt paydown. We refinanced (1) our outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of our Lehman Financing outstanding mortgage debt which, as of June 25, 2004, had a balance of $56.1 million, and (3) our outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia, in which we own a 60% interest that, as of June 25, 2004, had a balance of $6.9 million. As part of this 2004 refinancing, we incurred the following expenses which were charged to other interest expense: (1) prepayment penalties totaling $2.7 million on the Merrill Lynch Exit Financing (as well as $0.2 million allocated to discontinued operations); (2) write-off of deferred loan costs of $3.4 million, $3.3 million and nil related to the Merrill Lynch Exit Financing, Lehman Financing, and Macon debt, respectively, (plus the write-off of $0.3 million and $0.4 million of deferred loan costs for Merrill Lynch and Lehman, respectively, which were allocated to discontinued operations); (3) $1.9 million for the purchase of a swaption contract to hedge against rising interest rates until the interest rate on the fixed rate Refinancing Debt was determined; and (4) $1.1 million of loan origination fees incurred on the Floating Rate Debt, of which $0.8 million was allocated to continuing operations and $0.3 million was allocated to discontinued operations.
      Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), which as of March 1, 2006 was secured by 18 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 34 of our hotels (35 hotels at the loan’s inception). On October 17, 2005, we released the Holiday Inn St. Paul, MN hotel as collateral under one of the Fixed Rate Loans in exchange for debt paydown of $2.1 million. On February 8, 2006, we released the Fairfield Inn Jackson, TN hotel as collateral under the Floating Rate Loan in exchange for debt paydown of $1.6 million.

Prior to the securitization of the four fixed rate loans, these loans were subject to cross-collateralization provisions. As of March 1, 2006, all four fixed rate loans had been securitized.
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
      On April 29, 2005, we entered into an amendment with Merrill Lynch to modify certain of the provisions of the Floating Rate Loan. Under the terms of the amendment, Merrill Lynch agreed to allow the release of the Holiday Inn St. Louis, MO as collateral under the loan in exchange for debt paydown of $4.8 million. Approximately $2.6 million of this amount was paid through the release of certain reserves held on other properties which were sold or were expected to be sold in the near future. We paid the balance of the release price, approximately $2.2 million, from our cash balances. In addition to the release of the St. Louis property from the collateral pool, the amendment provided for the following:

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
      As of December 31, 2005, our debt yield ratios were above the minimum requirement for the four Fixed Rate Loans and the Floating Rate Loan.
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
      We incurred an additional $0.1 million in expenses in 2005 related to the Refinancing Debt. This amount is being amortized using the effective yield method over the remaining life of the debt.

Column Financial Debt
      As of December 31, 2005 and December 31, 2004, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one of its hotels in Phoenix, Arizona. The primary reason why the debt service coverage ratio is below the required threshold is due to the property undergoing an extensive renovation in 2004 and the first quarter of 2005 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. The Company was notified by the lender in December 2004 that it was in default of the debt service coverage ratio and would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and impounds (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. At December 31, 2005, $0.7 million was being retained in this restricted cash account. Notice of repayment has been given to the existing lender as this loan is currently in the process of being refinanced. On March 1, 2006, this mortgage was refinanced and, as such, this non-compliance issue has been resolved. (See Note 17. Subsequent Events).

Other Financings
      As of December 31, 2005, through our wholly-owned subsidiaries, we owed approximately $10.1 million under industrial revenue bonds secured by the Holiday Inns Lawrence, Kansas and Manhattan, Kansas hotels. For the year ended December 31, 2005, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. On March 2, 2005, we notified the Trustee of the industrial revenue bonds which finance the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas that we would not continue to make debt service payments. We reclassified this debt to current liabilities because the debt became callable on March 2, 2005, when we did not make the March 1, 2005 debt service payment. On February 1, 2006, we surrendered the Holiday Inn Manhattan, KS and the Holiday Inn Lawrence, KS hotels, respectively, to the bond Trustee, and we no longer own or operate these hotels.
      On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) which is secured by the Holiday Inn Hilton Head, SC hotel. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan has a debt service coverage ratio requirement of 1.05x which is calculated quarterly. The loan bears a floating rate of interest which is 290 basis points above the 30-day LIBOR. Contemporaneously with the closing of the loan we purchased an interest rate cap agreement that effectively caps our interest rate for the first two years of the loan agreement at 8.4%.
      Prior to entering into the loan agreement with IXIS, the Holiday Inn Hilton Head, SC hotel served as part of the collateral, along with eight other hotels, under a loan agreement with Column Financial, Inc. The Column Financial loan agreement bears a fixed rate of interest of 10.59%. $10.3 million of the IXIS loan proceeds were used to pay down existing indebtedness under the Column Financial loan. Prior to the debt paydown, we were not in compliance with the debt service coverage ratio of the Column Financial loan. After the debt paydown, the debt service coverage ratio is above the required threshold. As of November 10, 2005, the principal balance of the Column Financial loan is $12.8 million and is now secured by eight of the Company’s hotels. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.
      On December 22, 2005, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $10 million, which is secured by the Holiday Inn Phoenix West located in Phoenix, AZ. The loan agreement has a five year term and bears a fixed rate of interest of 6.03%.
      Prior to entering into the loan agreement with Wachovia, the Holiday Inn Phoenix West served as part of the collateral, along with seven other hotels, under a loan agreement with Column Financial, Inc. The Column Financial loan agreement bears a fixed rate of interest of 10.59%. $2.0 million of the Wachovia loan proceeds were used to pay down existing indebtedness under the Column Financial loan agreement. As of December 31, 2005, the principal balance of the Column Financial loan agreement is $10.4 million and is now secured by seven of the Company’s hotels. The Wachovia loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

Mortgaged Properties
      Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property and equipment which collateralize the long-term debt:

		December 31, 2005

	Number	Property and	Long-term
	of Hotels	Equipment, net (1)	Obligations (1)	Interest Rates

		($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	19	$93,977	$67,546	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	34	333,825	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	53	427,802	319,923

		December 31, 2005

	Number	Property and	Long-term
	of Hotels	Equipment, net (1)	Obligations (1)	Interest Rates

		($ in thousands)
Other Financings
Computer Share Trust Company of Canada	1	16,260	7,838	7.88%
Column Financial, Inc.	7	51,603	10,337	10.59%
Lehman Brothers Holdings, Inc.	5	58,161	22,398	$15,777 at 9.40%; $6,621 at 8.90%
JP Morgan Chase Bank	2	6,019	10,064	8.00%
Wachovia	2	13,525	13,173	$10,000 at 6.03%; $3,173 at 5.78%
IXIS Real Estate Capital, Inc.	1	15,378	19,000	LIBOR plus 2.90%
Column Financial, Inc.	1	11,357	8,146	9.45%

Total — other financing	19	172,303	90,956

	72	600,105	410,879	7.15%(3)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2,220
Other	—	—	1,151

	—	—	3,371
Property and equipment — other	5	20,554	—

	77	620,659	414,250
Held for sale	(3)	(13,797)	(1,287)

Total December 31, 2005(2)	74	$606,862	$412,963

(1)	Debt obligations and property and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table.

(2)	Debt obligations at December 31, 2005 include the current portion.

(3)	The 7.15% in the table represents our weighted average interest rate on mortgage debt at December 31, 2005, using the December 30, 2005 LIBOR of 4.39%.
      In the table above, approximately 78.9% of our mortgage debt (including current portion) at December 31, 2005, bears interest at fixed rates and 21.1% bears interest at floating rates.

Preferred Stock
      As of December 31, 2005 and December 31, 2004, the Company had no outstanding Preferred Stock shares.

Franchise Agreements and Capital Expenditures
      We benefit from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 39% of our total reservations.
      To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 0.9% to 4.0%, reservation system fees range from

0% to 2.3% and club and restaurant fees from 0.2% to 4.9%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.2% to 11.9% of gross room revenues.
      These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Condensed Consolidated Statement of Operations) for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	($ in thousands)
Continuing operations	$22,158	$21,225	$19,831
Discontinued operations	1,486	3,136	4,554

	$23,644	$24,361	$24,385

      During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of 13, eight and nine of our franchise agreements are scheduled to expire in 2006, 2007, and 2008, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of room revenues.
      If we do not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements, and which could materially and adversely affect us.
      Prior to terminating a franchise agreement, franchisors are required to notify us of the areas of non-compliance and give us the opportunity to cure the non-compliance. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of our franchises or defaults on our loan agreements. If we perform an economic analysis of the hotel and determine that it is not economically feasible to comply with a franchisor’s requirements, we will either select an alternative franchisor, operate the hotel without a franchise affiliation or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including liquidated damages, and capital expenditures. Our loan agreements generally prohibit a hotel from operating without a franchise.
      As of March 1, 2006, we have been notified that we were not in compliance with some of the terms of eight of our franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels summarized as follows:

•	Six hotels are held for sale. Two of these hotels are in default of their respective franchise agreement for failure to complete their Property Improvement Plan (“PIP”). Four additional hotels are in default or in non-compliance of their respective franchise agreements for not maintaining required guest satisfaction scores. Each of these hotels requires a significant capital investment for which we do not anticipate a sufficient return on our investment. We have entered into a forbearance agreement with the franchisor regarding one of these hotels that is in default which will maintain the flag until the earlier of March 31, 2006 or until we sell the hotel. We plan to enter into a voluntary termination agreement with the franchisor regarding two of these hotels which will maintain the flag until the earlier of June 30, 2006 or until we sell the hotels.

•	One hotel was held for sale but was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected to have the hotel sold within one year due to issues related to the transfer of the ground lease to a prospective buyer. This hotel is in default of its franchise agreement for not maintaining required guest satisfaction scores and has a license termination date of February 14, 2006. We may be subject to liquidated damages. We have entered into a letter of intent to sell this hotel to a joint venture in which we will be a minority owner. However, we will no longer continue to operate the hotel.

•	One hotel has received an extension to its default termination date until August 15, 2006. The franchisor has verbally agreed to our planned renovations of two floors of guestrooms and guestroom corridors. This work began on January 9, 2006 and will take approximately 90 days to complete. We anticipate the renovations will assist us in improving the quest product scores.

•	Seven hotels are in default or non-compliance of their respective franchise agreement because of substandard guest satisfaction or quality scores. Three of these hotels are trending above the required thresholds, however, they must remain above that threshold for two consecutive years to earn a “clean slate” letter. We anticipate these three hotels will earn their “clean slate” letters in August 2006, August 2007 and February 2008, respectively. Two of these hotels are awaiting follow-up quality inspections by the franchisor to cure the non-compliance issues. Two of these hotels have entered into the non-compliance status due to a new measurement process implemented in January 2006 by the franchisor. One of these hotels in non-compliance recently received an up-branding renovation. The scores used to determine this non-compliance were done before the pre-renovation and we anticipate curing this non-compliance as the new scores begin to cycle in. Our corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure these failures through enhanced service, increased cleanliness, and product improvements by the required cure date. If we do not achieve scores above required thresholds by the designated date, the hotel would be subject to default of its franchise agreement. Each hotel would receive another opportunity to improve its score before the hotel would be at the risk of having its franchise agreement terminated.

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
      We believe we are in compliance with our other franchise agreements in all material aspects. While we can give no assurance that the steps taken to date, and planned to be taken during 2006, will return these properties to full compliance, we believe that we will make significant progress and we intend to continue to give franchise agreement compliance a high level of attention. The 15 hotels that are either in default or non-compliance under the respective franchise agreements are part of the collateral security for an aggregate of $265.3 million of mortgage debt at March 1, 2006.
      In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. However, as of March 1, 2006, we have not completed the required capital expenditures for eight continuing operations hotels in accordance with the stipulations and estimate that completing those improvements will cost $3.3 million. As of March 1, 2006, approximately $2.0 million is deposited in escrow with our lenders to be applied to these capital expenditure obligations pursuant to the terms of the respective loan agreements with these lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. We have scheduled or have begun renovations on eight of these hotels, aggregating $1.4 million of the $3.3 million.
      During 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.
      To improve our competitive position in individual markets, to comply with the requirements of our franchisors, and repair hurricane damaged hotels, we plan to spend $37.0 million on our hotels in 2006, which includes committed hurricane repair capital expenditures of approximately $14 million. This will substantially complete all of our deferred renovations. We spent $82.2 million on capital expenditures during 2005 on our continuing operations hotels including $41.9 million for hurricane repairs.
Off Balance Sheet Arrangements
      We have no off balance sheet arrangements.
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on July 1, 2006 did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued FAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB 25, “Accounting for Stock issued to Employees,” and amends SFAS No 95, “Statement of Cash Flows.” The approach in FAS 123(R) is generally similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.
      We adopted FAS 123(R) as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. As permitted by FAS 123, through December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation cost for employee stock options. We estimate that pretax compensation expense for stock options will range between $1.2 million and $1.5 million in 2006.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 generally requires an entity to recognize a liability equal to the fair value of a conditional asset retirement obligation when incurred. Further, FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on its results of operations or financial position.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company began applying this standard on January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to interest rate risks on our variable rate debt. At December 31, 2005 and December 31, 2004, we had outstanding variable rate debt of approximately $86.5 million and $102.6 million, respectively.
      On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and the Lehman Financing. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into a two-year interest rate cap agreement, which allowed us to obtain this financing at a floating rate and effectively cap the interest rate at LIBOR of 5.00% plus 3.40%. When LIBOR exceeds 5.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 5.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 5.00% but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $110.0 million at December 31, 2005.
      On November 10, 2005, we refinanced the mortgage on our Holiday Inn Hilton Head, SC property. In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 25-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest at LIBOR of 5.50% plus 2.9%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $19.0 million at December 31, 2005.
      The fair value of the interest rate cap related to the Refinancing Debt as of December 31, 2005 was approximately $9,000. The fair value of the interest rate cap related to the Holiday Inn Hilton Head, SC loan was approximately $24,000. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
      As a result of having our two interest rate caps, we believe that our interest rate risk at December 31, 2005 and December 31, 2004 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of December 31, 2005 would be a reduction in net income of approximately $30,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.
      At December 31, 2005, approximately $86.5 million of our outstanding debt instruments were subject to changes in LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million. The fair value of the fixed rate debt (book value $324.3 million) at December 31, 2005 is estimated at $328.9 million.
      The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2005 would be approximately $9.3 million.

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
      Evaluation of Disclosure, Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
      As of December 31, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management team, including our chief executive officer and our chief financial officer. This evaluation included the identification of the item described in management’s report on internal control over financial reporting below. As of the date of this evaluation and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below under Management’s Report on Internal Control over Financial Reporting.
      In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
      Changes in Internal Control Over Financial Reporting. There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we identified one material weakness as follows:
      We did not maintain effective controls over the calculation of our income tax provisions. Specifically, our controls over the processes and procedures related to the determination and review of the annual tax provisions did not operate effectively to provide reasonable assurance that the income tax provisions were calculated and recorded in accordance with accounting principles generally accepted accounting principles in the United States. As a result, we incorrectly released the valuation allowance established during fresh-start accounting against the income tax provisions. In accordance with SOP 90-7, the reversal of the valuation allowance established during fresh-start accounting should not be recorded as a reduction to our income tax provisions but rather as an increase to additional paid-in-capital. Due to this error, an adjustment that was material to the financial statements was necessary to present the financial statements for the year ended December 31, 2005 in accordance with accounting principles generally accepted in the United States. This deficiency did not impact our cash flows for 2005.
      Because of the one material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.
Management’s Corrective Actions
      This control deficiency did not result in the restatement of the Company’s consolidated financial statements for any previously reported quarter or annual period. Additionally, this deficiency does not impact our cash flow as our federal tax obligation for 2005 remains at zero. Accordingly, management has determined that the impact of this material weakness only relates to the quarter ended December 31, 2005.
      We have reviewed and corrected our accounting procedures for income taxes to accurately track and record the release of valuation allowance related to the deferred tax assets established at the time of fresh-start accounting. Accordingly, in future periods we will properly record any such reversals in accordance with accounting principles generally accepted in the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lodgian, Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and discussed in the sixth paragraph of this report. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
      The Company did not maintain effective controls over the calculation of its income tax provisions. Controls over the processes and procedures related to the determination and review of the provisions for income taxes did not operate effectively to provide reasonable assurance that the income tax provisions were determined and recorded in accordance with accounting principles generally accepted in the United States. As a result, a material adjustment relating to the recording of income taxes was necessary to present the financial statements for the year ended December 31, 2005 in accordance with accounting principles generally accepted in the United States. The adjustment related to the Company’s failure to recognize a provision for income taxes due to the inappropriate recognition of a decrease in the valuation allowance established during fresh-start accounting as a reduction of the income tax provisions rather than as an increase in additional paid in capital.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion because of the effect of the material weakness described above, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Atlanta, Georgia
March 15, 2006

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

LODGIAN, INC.

By:	/s/ Edward J. Rohling

Edward J. Rohling
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 15, 2006.

Signature	Title

/s/ Edward J. Rohling Edward J. Rohling	President, Chief Executive Officer and Director

/s/ Linda Borchert Philp Linda Borchert Philp	Executive Vice President and Chief Financial Officer

/s/ Russel S. Bernard Russel S. Bernard	Chairman of the Board of Directors

/s/ Sean F. Armstrong Sean F. Armstrong	Director

/s/ Stewart Brown Stewart Brown	Director

/s/ Stephen P. Grathwohl Stephen P. Grathwohl	Director

/s/ Kenneth A. Caplan Kenneth A. Caplan	Director

/s/ Kevin C. McTavish Kevin C. McTavish	Director

/s/ Dr. Sheryl E. Kimes Dr. Sheryl E. Kimes	Director

/s/ Alex R. Lieblong Alex R. Lieblong	Director

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2006 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
      Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
      Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
      Information about principal accounting fees and services is incorporated by reference from the discussion in our proxy statement for the 2006 Annual Meeting of Shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Our Consolidated Financial Statements are filed as a separate section of this report commencing on page F-1:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Lodgian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 10 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
Deloitte & Touche LLP
Atlanta, Georgia
March 15, 2006

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,097	$36,234
Cash, restricted	15,003	9,840
Accounts receivable (net of allowances: 2005 — $1,101; 2004 — $684)	8,054	7,967
Insurance receivable	11,725	3,280
Inventories	3,955	3,757
Prepaid expenses and other current assets	20,101	17,542
Assets held for sale	14,866	30,559

Total current assets	92,801	109,179
Property and equipment, net	606,862	571,126
Deposits for capital expenditures	19,431	34,787
Other assets	7,591	8,556

	$726,685	$723,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,709	$10,957
Other accrued liabilities	31,528	31,785
Advance deposits	1,914	1,638
Insurance advances	700	2,000
Current portion of long-term liabilities	18,531	25,290
Liabilities related to assets held for sale	4,610	30,572

Total current liabilities	71,992	102,242
Long-term liabilities	394,432	393,143

Total liabilities	466,424	495,385
Minority interests	11,217	1,629
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,648,405 and 24,579,255 issued at December 31, 2005 and December 31, 2004, respectively	246	246
Additional paid-in capital	317,034	306,943
Unearned stock compensation	(604)	(315)
Accumulated deficit	(69,640)	(81,941)
Accumulated other comprehensive income	2,234	1,777
Treasury stock, at cost, 21,633 and 7,211 shares at December 31, 2005 and December 31, 2004, respectively	(226)	(76)

Total stockholders’ equity	249,044	226,634

	$726,685	$723,648

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2005	2004	2003

	($ in thousands, except per share data)
Revenues:
Rooms	$241,441	$231,255	$221,543
Food and beverage	67,715	70,631	69,016
Other	10,108	10,539	10,839

	319,264	312,425	301,398

Operating expenses:
Direct:
Rooms	67,344	65,019	62,968
Food and beverage	48,710	49,966	47,643
Other	8,050	7,907	7,799

	124,104	122,892	118,410

	195,160	189,533	182,988
Other operating expenses:
Other hotel operating costs	100,420	93,116	88,430
Property and other taxes, insurance, and leases	22,369	21,247	24,313
Corporate and other	21,063	16,824	20,482
Casualty (gains) losses, net	(30,929)	2,313	—
Depreciation and amortization	29,647	26,666	28,427
Impairment of long-lived assets	8,347	4,877	8,396

Other operating expenses	150,917	165,043	170,048

	44,243	24,490	12,940
Other income (expenses):
Business interruption insurance proceeds	9,595	—	—
Interest income and other	855	681	807
Gain on asset dispositions	—	—	445
Interest expense and other financing costs:
Preferred stock dividend	—	(9,383)	(8,092)
Interest expense	(27,675)	(41,725)	(27,626)
Loss on preferred stock redemption	—	(6,063)	—

Income (loss) before income taxes, reorganization items and minority interests	27,018	(32,000)	(21,526)
Reorganization items	—	—	(1,355)
Provision for income taxes — continuing operations	(6,981)	(228)	(178)
Minority interests (net of taxes, nil)	(9,588)	691	1,294

Income (loss) from continuing operations	10,449	(31,537)	(21,765)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	3,087	(297)	(9,912)
Provision for income taxes	(1,235)	—	—

Income (loss) from discontinued operations	1,852	(297)	(9,912)

Net income (loss)	12,301	(31,834)	(31,677)

Preferred stock dividend	—	—	(7,594)

Net income (loss) attributable to common stock	$12,301	$(31,834)	$(39,271)

Net earnings (loss) per share attributable to common stock:
Basic	$0.50	$(2.30)	$(16.83)

Diluted	$0.50	$(2.30)	$(16.83)

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive	Treasury Stock		Total
			Paid-In	Stock	Accumulated	Income			Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(net of tax)	Shares	Amount	Equity

	($ In thousands, except share data)
Balance December 31, 2002	2,333,333	$23	$89,270	$—	$(10,836)	$—	—	$—	$78,457
Issuance of restricted stock	—	—	600	(600)	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	92	—	—	—	—	92
Exercise of stock options	258	—	4	—	—	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	(31,677)	—	—	—	(31,677)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	1,324	—	—	1,324

Total comprehensive loss	—	—	—	—	—	—	—	—	(30,353)
Preferred dividends	—	—	—	—	(7,594)	—	—	—	(7,594)

Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	—	—	$40,606
Fractional shares cancelled on reverse stock split	(971)	—	(5)	—	—	—	—	—	(5)
Issuance of restricted stock	—	—	25	(25)	—	—	—	—	—
Issuance of new common shares	18,285,714	183	175,704	—	—	—	—	—	175,887
Surrender of unexchanged shares	(2,657)	—	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	218	—	—	—	—	218
Exercise of stock options	241	—	4	—	—	—	—	—	4
Exchange of preferred shares for common shares	3,941,115	40	41,341	—	—	—	—	—	41,381
Vesting of restricted stock units	22,222	—	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	7,211	(76)	(76)
Comprehensive loss:									—
Net loss	—	—	—	—	(31,834)	—	—	—	(31,834)
Currency translation	—	—	—	—	—	—	—	—	—
adjustments (related taxes estimated at nil)	—	—	—	—	—	453	—	—	453

Total comprehensive loss	—	—	—	—	—	—	—	—	(31,381)

Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	7,211	$(76)	$226,634
Amortization of unearned stock compensation				494					494
Issuance of restricted shares	—	—	783	(783)	—	—	—	—	—
Vesting of restricted stock units	45,826	—	—	—	—	—	—	—	—
Release of surplus accrual on final settlement of bankruptcy claims	—	—	1,292	—	—	—	—	—	1,292
Retirement of disputed claims shares	(16,676)	—	—	—	—	—	—	—	—
Exercise of Stock Options	40,000	—	361	—	—	—	—	—	361
Treasury stock	—	—	—	—	—	—	14,422	(150)	(150)
Realization of pre-emergence deferred tax asset	—	—	7,692	—	—	—	—	—	7,692
Other	—	—	(37)	—	—	—	—	—	(37)
Comprehensive income:
Net income	—	—	—	—	12,301	—	—	—	12,301
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	457	—	—	457

Total comprehensive income									12,758

Balance December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

	($ in thousands)
Operating activities:
Net income (loss)	$12,301	$(31,834)	$(31,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,147	27,616	33,128
Impairment of long-lived assets	12,307	12,112	18,054
Amortization of unearned stock compensation	494	218	92
Preferred stock dividends	—	9,383	8,092
Loss on redemption of preferred stock	—	6,063	—
Casualty (gains) losses, net	(30,769)	2,313	—
Deferred Income Taxes	7,692	—	—
Minority interests	9,588	(691)	(1,296)
Gain on asset dispositions	(6,872)	(9,168)	(3,530)
Write-off and amortization of deferred financing costs	942	11,210	4,916
Other	(540)	(125)	(225)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(313)	958	1,262
Insurance receivable	(3,121)	—	—
Inventories	(526)	(396)	285
Prepaid expenses and other assets	(2,617)	291	(2,808)
Accounts payable	58	(181)	(4,824)
Other accrued liabilities	(294)	(1,330)	(6,916)
Advance deposits	251	(487)	486

Net cash provided by operating activities	28,728	25,952	15,039

Investing activities:
Capital improvements	(86,476)	(37,262)	(35,434)
Proceeds from sale of assets, net of related selling costs	36,396	42,493	13,145
Acquisitions of property and equipment	—	(5,363)	—
(Deposits) withdrawals for capital expenditures	15,361	(18,990)	6,896
Insurance proceeds related to hurricanes	26,193	2,000	—
Net (increase) decrease in restricted cash	(5,163)	(2,756)	12,300
Other	(99)	(598)	(261)

Net cash used in investing activities	(13,788)	(20,476)	(3,354)

Financing activities:
Proceeds from issuance of long term debt	32,200	370,000	80,000
Proceeds from working capital revolver	—	—	2,000
Proceeds from exercise of stock options and issuance of common stock	361	175,890	114
Principal payments on long-term debt	(63,612)	(406,515)	(87,059)
Principal payments on working capital revolver	—	—	(2,000)
Shares redeemed from reverse stock split	—	(5)	—
Preferred stock redemption	—	(114,043)	—
Purchase of treasury stock	(150)	(76)	—
Payments of deferred financing costs	(913)	(5,417)	(4,839)
Other	(37)	—	—

Net cash (used in) provided by financing activities	(32,151)	19,834	(11,784)

Effect of exchange rate changes on cash	74	27	121

Net (decrease) increase in cash and cash equivalents	(17,137)	25,337	22
Cash and cash equivalents at beginning of year	36,234	10,897	10,875

Cash and cash equivalents at end of year	$19,097	$36,234	$10,897

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$27,154	$35,010	$28,660
Interest capitalized	2,121	800	1,181
Income taxes, net of refunds	902	483	237
Supplemental disclosure of non-cash investing and financing activities:
Exchange of preferred shares for common shares	—	41,381	—
Net non-cash debt increase	1,277	3,187	4,678
Equipment acquired through capital lease obligations	—	51	—
Release of surplus accrual on final settlement of bankruptcy claims	1,292	—	—
Purchases of property and equipment on account	3,330	4,532	(1,210)
Operating cash receipts and payments resulting from Chapter 11 proceedings:
Professional fees paid	—	—	(455)
Loan extension fee	—	—	(1,500)
Other reorganization payments	—	—	(90)
See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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
      In 2003, the Company developed a strategy of owning and operating a portfolio of profitable, well-maintained and appealing hotels at superior locations in strong markets. The Company implemented this strategy by renovating and repositioning certain of its existing hotels to improve performance and divesting hotels that do not fit this strategy or that are unlikely to do so without significant effort or expense. In 2004, the Company also acquired one hotel that better fit this strategy.
      In accordance with this strategy and the Company’s efforts to reduce debt and interest costs, in 2003 the Company identified 19 hotels, its only office building and three land parcels for sale. One hotel and the Company’s only office building were sold in 2003. In 2004, the Company sold 11 of these hotels and two of the land parcels. The Company acquired one hotel, a SpringHill Suites by Marriott in Pinehurst, North Carolina, in December 2004. In 2005, the Company sold eight hotels and identified five additional hotels as held for sale. Also, one hotel previously identified as held for sale was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected to have the hotel sold within one year. In the first two months of 2006, the Company identified five additional hotels for sale, surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to the Trustee pursuant to the settlement agreement entered into in August 2005, and the venture which owns the Holiday Inn City Center Columbus, OH deeded the hotel to the lender, a minority-interest hotel that was accounted for under the equity method of accounting. The Company has completed substantially all of its deferred renovation program, and it has spent $80.8 million in 2005, including $41.8 million for hurricane damage repairs, and $35.1 million in 2004 on capital expenditures on its continuing operations hotels.

Principles of Consolidation
      The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and four joint ventures in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of the joint ventures when it manages and has control of the joint venture’s assets and operations. The four joint ventures in which the Company exercises control and are consolidated in our financial statements are as follows:

•	Melbourne Hospitality Associates, Limited Partnership (which owns the Crowne Plaza Melbourne, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

•	New Orleans Airport Motel Associates, Ltd. (which owns the Radisson New Orleans Airport Hotel, Kenner, Louisiana) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has an 82% voting interest.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Servico Centre Associates, Ltd. (which owns the Crowne Plaza West Palm Beach, Florida) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest.

•	McKnight Motel, Inc. (which owns the Holiday Inn McKnight Pittsburgh, Pennsylvania) — This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the limited partner and has a 50% voting interest.
      On April 18, 2005, the Company acquired for $0.7 million its joint venture partner’s 40% interest in the Crowne Plaza hotel located in Macon, GA, which is now consolidated as a wholly-owned subsidiary.
      The Holiday Inn City Center, Columbus, OH in which the Company has a 30% non-controlling equity interest, is accounted for under the equity method. On November 15, 2005, the Company surrendered this hotel to a receiver. On February 3, 2006, the hotel was deeded to the lender. Accordingly, in 2005 the Company recorded a $0.7 million charge for the write-off of the receivable from this subsidiary and a $0.2 million charge for the write-off of the investment in this subsidiary.
      All intercompany accounts and transactions have been eliminated in consolidation.

Inventories
      Linen costs are carried at cost. When the Company has to change its linen inventory as a result of brand standard changes required by our franchisors, the Company will write-off the existing linen inventory carrying costs and establish a new linen inventory carrying cost on the balance sheet. During 2005, the Company determined that linen inventory, on average, has a useful life in excess of one year. As a result, the Company reclassified the estimated long term portion of the linen inventory balance to other assets on the balance sheet. The 2004 balance sheet has been adjusted to reclassify $0.8 million of linen inventory to other assets.
      Also during 2005, the Company determined that most china, glass and silverware inventory had a useful life longer than one year. China, glass and silverware inventory, previously included on our balance sheet as a current asset, was reclassified to long-term assets and is included in property and equipment, net. The 2004 balance sheet has been adjusted to reflect this revised presentation, which resulted in a $1.8 million decrease in inventories, and an increase in property and equipment, net.

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

Property and Equipment
      Property and equipment is stated at depreciated cost, less adjustments for impairment, where applicable. Capital improvements are capitalized when they extend the useful life of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful live of the asset. The Company capitalizes interest costs incurred during the renovation and construction of capital assets.
      Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying value. In determining the undiscounted cash flows management considers the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operating expenses as an impairment charge. Management estimates fair value based on broker opinions or appraisals. If the projected future cash flows exceed the carrying values, no adjustment is recorded. See Note 6 for further discussion of the Company’s charges for asset impairment.

Acquisition of Hotels
      The Company’s hotel acquisitions consist primarily of land, building, furniture, fixtures and equipment, and inventory. Accordingly, the Company allocates the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards, or SFAS 141, “Business Combinations.”.

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
      All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “income (loss) from discontinued operations before income taxes” in the Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 3 for details of assets and liabilities and operating results of the discontinued operations.

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2005 and 2004, allowances were $1.1 million and $0.7 million, respectively.

Concentration of Market Risk
      Adverse economic conditions in markets, such as Pittsburgh, Baltimore/ Washington, D.C., and Phoenix, in which the Company has multiple hotels, could significantly and negatively affect the Company’s revenue and results of operations. The 14 hotels in these areas provided approximately 26% of the Company’s 2005 continuing operations revenue and approximately 22% of the Company’s 2005 continuing operations total available rooms. In 2004, these 14 hotels provided approximately 26% of the Company’s continuing operations revenue and approximately 21% of the Company’s continuing operations total available rooms. In 2003, these 14 hotels provided approximately 25% of the Company’s continuing operations revenue and approximately 21% of the Company’s continuing operations total available rooms. As a result of this geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse affect on the Company’s profitability.

Income Taxes
      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. See Note 12 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset.

Statements of Cash Flows
      In 2005, the Company revised the classification of changes in restricted cash balances to present such changes as an investing activity. Previously, the Company presented such changes as an operating activity in its Consolidated Statement of Cash Flows. The revised presentation increased net cash used in investing activities by $2.8 million for the year ended December 31, 2004, and decreased net cash used in investing activities by $12.3 million for the year ended December 31, 2003, with a corresponding change in net cash provided by operating activities.
      In 2005, the Company revised the presentation of property and equipment purchased on account to present such amounts as non-cash investing activities in its Consolidated Statement of Cash Flows. The revised presentation was reflected for all three years in the period ended December 31, 2005.

Earnings per Common and Common Equivalent Share
      Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per common share includes the Company’s outstanding stock options, restricted stock, restricted stock units, and warrants to acquire common stock, if dilutive. See Note 14 for a computation of basic and diluted earnings per share.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
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
      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”).” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amended the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. The Company continues to account for stock issued to employees, using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25.
      The following table reconciles net income and basic and diluted earnings per share (“EPS”), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

	($ in thousands, except share data)
Income (loss) from continuing operations:
As reported	$10,449	$(31,537)	$(21,765)
Add: Stock-based compensation expense included in net income, net of tax effects	302	218	92
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(1,354)	(1,155)	(705)

Pro forma	9,397	(32,474)	(22,378)

Income (loss) from discontinued operations:
As reported	1,852	(297)	(9,912)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—

Pro forma	1,852	(297)	(9,912)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

	($ in thousands, except share data)
Net income (loss):
As reported	12,301	(31,834)	(31,677)
Add: Stock-based compensation expense included in net income, net of tax effects	302	218	92
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(1,354)	(1,155)	(705)

Pro forma	11,249	(32,771)	(32,290)
Net income (loss) attributable to common stock:
As reported	12,301	(31,834)	(39,271)
Add: Stock-based compensation expense included in net income, net of tax effects	302	218	92
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(1,354)	(1,155)	(705)

Pro forma	11,249	(32,771)	(39,884)

Basic earnings (loss) per common share:

Income (loss) from continuing operations:
As reported	$0.42	$(2.28)	$(9.33)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.37	(2.34)	(9.59)

Income (loss) from discontinued operations:
As reported	0.08	(0.02)	(4.25)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—

Pro forma	0.08	(0.02)	(4.25)

Net income (loss):
As reported	0.50	(2.30)	(13.58)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.45	(2.36)	(13.84)

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

	($ in thousands, except share data)
Net income (loss) attributable to common stock:
As reported	0.50	(2.30)	(16.83)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.45	(2.36)	(17.09)

Diluted earnings (loss) per common share:

Income (loss) from continuing operations:
As reported	$0.42	$(2.28)	$(9.33)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.37	(2.34)	(9.59)

Income (loss) from discontinued operations:
As reported	0.08	(0.02)	(4.25)
Add: Stock-based compensation expense included in net income, net of tax effects	—	—	—
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	—	—	—

Pro forma	0.08	(0.02)	(4.25)

Net income (loss):
As reported	0.50	(2.30)	(13.58)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.45	(2.36)	(13.84)

Net income (loss) attributable to common stock:
As reported	0.50	(2.30)	(16.83)
Add: Stock-based compensation expense included in net income, net of tax effects	0.01	0.02	0.04
Deduct: Total pro forma stock-based employee compensation expense, net of tax effects	(0.06)	(0.08)	(0.30)

Pro forma	0.45	(2.36)	(17.09)

Revenue Recognition
      Revenues are recognized when the services are rendered. Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, whereas food and beverage

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues primarily include sales from hotel restaurants, room service and hotel catering and meeting rentals. Other revenues include charges for guests’ long-distance telephone service, laundry and parking services, in-room movie services, vending machine commissions, leasing of hotel space and other miscellaneous revenues.

Foreign Currency Translation
      The financial statements of our Canadian operation have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year are reported in “accumulated other comprehensive income” in the Consolidated Statements of Shareholders’ Equity (Deficit). The effects on the statements of operations of translation gains and losses are insignificant for all years presented.

Operating Segments
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one operating segment. During 2005, the Company derived approximately 98% of its revenue from hotels located within the United States and the balance from the Company’s one hotel located in Windsor, Canada.

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

Self-insurance
      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and automobile liability. Liabilities for these self-insured obligations are established annually, based on actuarial valuations and the Company’s history of claims. As of December 31, 2005 and December 31, 2004, the Company had accrued $12.4 million and $11.4 million, respectively, for such liabilities.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on July 1, 2005 did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued FAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB 25, “Accounting for Stock issued to Employees,” and amends SFAS No 95, “Statement of Cash Flows.” The

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approach in FAS 123(R) is generally similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.
      The Company adopted FAS 123(R) as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. As permitted by FAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation cost for employee stock options. The Company estimates that pretax compensation expense related to the compensation expense for existing unvested and newly granted stock options that will be recognized during fiscal 2006 will range between $1.2 million and $1.5 million in 2006.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 generally requires entity to recognize a liability equal to the fair value of a conditional asset retirement obligation when incurred. Further, FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on its results of operations or financial position.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company began applying this standard on January 1, 2006.

2.	Stock-Based Compensation
      On November 25, 2002, the Company adopted a Stock Incentive Plan which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the completion of the secondary offering of common stock on June 25, 2004, the Company was permitted to grant awards to acquire up to 353,333 shares of common stock to its directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. The Company cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the committee. At the annual meeting held on March 19, 2004, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 29,667 immediately and, in the event the Company consummated a secondary offering of its common stock, by an additional amount to be determined pursuant to a formula. With the completion of the secondary offering of common stock on June 25, 2004, the total number of shares available for issuance under our Stock Incentive Plan increased to 3,301,058 shares.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pursuant to the Stock Incentive Plan, the committee made the following awards during the year ended December 31, 2005:

	Issued Under		Available for Issuance
	the Stock		Under the Stock
	Incentive Plan	Type	Incentive Plan

Available under the plan, less previously issued			2,713,314
Issued — January 31, 2005	25,000	stock options	2,688,314
Issued — February 28, 2005	7,500	stock options	2,680,814
Issued — April 18, 2005	2,500	stock options	2,678,314
Issued — May 9, 2005	392,500	stock options	2,285,814
Issued — July 15, 2005	75,000	restricted stock	2,210,814
Issued — September 8, 2005	2,500	stock options	2,208,314
Issued — September 26, 2005	5,000	stock options	2,203,314
Issued — December 29, 2005	5,000	stock options	2,198,314
Options forfeited in 2005	(332,516)		2,530,830
Shares withheld from awards to satisfy tax withholding obligations	(14,422)		2,545,252

	168,062

      On January 31, 2005, the Company awarded stock options to acquire 25,000 shares of the Company’s common stock to Linda Borchert Philp upon her promotion to chief financial officer.
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
      On July 15, 2005, the Company issued 75,000 restricted stock shares to Mr. Rohling our president and chief executive officer. The shares will vest in two equal installments on July 15, 2006 and July 15, 2007. The restricted stock shares were valued at $10.44 per share, the average of the high and low market prices of our common stock on the day of the grant.
      Additionally, in 2005 the Company awarded stock options to acquire an aggregate 22,500 shares of the Company’s common stock to new employees of the Company. In total in 2005 the Company awarded 440,000 stock option grants.
      All stock options expire ten years from the date of grant.
      On September 8, 2005, Thomas Parrington resigned as chief executive officer as part of a transition plan and Edward Rohling was elected chief executive officer by the Company’s Board of Directors. Mr. Parrington was originally awarded 66,666 units, of which 22,222 units had not yet vested at the time of Mr. Parrington’s resignation. When Mr. Parrington resigned these 22,222 units of restricted stock immediately vested. In total, 14,422 shares were withheld to satisfy tax obligations related to Mr. Parrington’s restricted stock units in 2005. The withheld shares were deemed repurchased by the Company and thus were added to treasury stock.
      At December 31, 2005, the Company had 2,545,252 shares that remained available for issuance under the Stock Incentive Plan.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The stock option and restricted stock activity is summarized below:

		Weighted Average
	Options	Exercise Price

Balance, December 31, 2002	—	—
Granted	157,785	$13.92
Exercised	(258)	15.21
Forfeited	—	—

Balance, December 31, 2003	157,527	$13.92
Granted	383,500	10.52
Exercised	(239)	15.21
Forfeited	(14,378)	13.42

Balance, December 31, 2004	526,410	$11.46
Granted	440,000	9.29
Exercised	(40,000)	9.05
Forfeited	(332,516)	10.75

Balance, December 31, 2005	593,894	$10.41

	Restricted		Restricted
	Stock Units		Stock Shares

Balance, December 31, 2002	—		—
Granted	200,000		—
Units converted to common stock	—		—
Forfeited	—		—

Balance, December 31, 2003	200,000	(1)	—
Adjustment for 3:1 reverse stock split	(133,333	)(1)	—
Granted	1,382		—
Units converted to common stock	(22,222	)(2)	—
Forfeited	—		—

Balance, December 31, 2004	45,827		—
Granted			75,000	(3)
Units converted to common stock	(45,826	)(2)	—
Unit lost due to 1:3 stock split	(1)		—
Forfeited	—		—

Balance, December 31, 2005	(0)		75,000

(1)	At December 31, 2003 and December 31, 2002, none of the restricted stock units had vested.

(2)	For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, 68,048, 22,222, and zero restricted stock units had vested, respectively.

(3)	On July 15, 2005, we issued our president and chief executive officer, Edward Rohling, 75,000 restricted stock shares in accordance with his employment agreement. At December 31, 2005, none of the restricted stock shares had vested.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information for options outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable

		Weighted average	Weighted Average		Weighted Average
Range of prices	Number	remaining life (in years)	Exercise Price	Number	Exercise Price

$ 7.83 to $ 9.39	271,000	9.3	$9.05	—	$0.00
$ 9.40 to $10.96	250,916	8.4	$10.51	82,222	$10.52
$10.97 to $15.66	71,978	7.6	$15.21	71,978	$15.21

	593,894	8.7	$10.41	154,200	$12.71

      At December 31, 2005, options exercisable and the weighted average exercise price of the options were 154,200 and $12.71, respectively.
      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Expected life of option	10 years	10 years	10 years
Risk free interest rate	4.56%	4.09%	4.09%
Expected volatility	22.80%	55.74%	55.75%
Expected dividend yield	—	—	—
      The fair values of options granted (net of forfeitures) were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Weighted average fair value of options granted	$4.21	$7.32	$9.67
Total number of options granted	440,000	383,500	157,784
Total fair value of all options granted	$1,852,400	$2,807,067	$1,526,434

3.	Discontinued Operations
      During 2003, the Company identified 19 hotels, one office building and three land parcels for sale as part of its portfolio improvement strategy and its efforts to reduce debt and interest costs. During 2003, the Company sold one hotel and the office building. During 2004, the Company sold 11 hotels and two land parcels. At December 31, 2004, seven hotels and one land parcel were held for sale. During 2005, an additional five hotels were identified for sale. In 2005, the Company sold eight hotels for an aggregate sales price of $36.4 million, $29.2 million of which was used to pay down debt. The Company realized gains of approximately $6.9 million in 2005 from the sale of these assets. In the first two months of 2006, the Company identified an additional five hotels as held for sale.
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)	The sale of the asset is probable within one year; and

e)	It is unlikely that significant changes to the plan to sell the asset will be made.
      Upon designation of a property as an asset held for sale, and in accordance with the provisions of SFAS No. 144, the Company adjusts the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs, and the Company ceases depreciation of the asset.
      The Holiday Inn Jekyll Island, GA hotel was listed for sale. Jekyll Island is owned by the state of Georgia. The Company operates the hotel under a ground lease from the state. On October 26, 2005, the Company was notified that the prospective buyer of the hotel was not going to be able to secure an extension of the ground lease. The buyer required such an extension of the lease as a condition to purchasing the property. Accordingly, because management no longer expected to have hotel sold within one year, the hotel was reclassified into continuing operations in the fourth quarter 2005 and the Company recaptured the depreciation that would have been recognized if the assets were held for use. The Company has since entered into a February 11, 2006 letter of intent to sell this hotel and enter into a joint venture to share in the operating and potential future capital event cash flows of this hotel. At December 31, 2005, three hotels and one land parcel were held for sale.
      In accordance with SFAS No. 144, the Company has included the results of hotel assets sold during 2005, 2004 and 2003 as well as the hotel assets held for sale at December 31, 2005, December 31, 2004 and December 31, 2003 including any related impairment charges, in discontinued operations in the Consolidated Statements of Operations. The assets held for sale at December 31, 2005 and December 31, 2004 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
      The Company recorded impairment on assets held for sale in 2005, 2004 and 2003. The impairment of long-lived assets held for sale of $4.0 million recorded in 2005 represents the write-down of five hotels and one land parcel for sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company determines the estimated selling prices in conjunction with its real estate brokers. The estimated selling costs are based on its experience with similar asset sales. The Company records impairment charges and writes down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2005, the Company recorded impairment charges as follows:

a)	an additional $0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs of this sale as the hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

b)	an additional $1.6 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered selling price of the hotel;

c)	an additional $0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005;

d)	an additional $0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land parcel;

e)	$1.3 million on the Holiday Inn St. Louis, MO to reflect the reduced selling price of the hotel; and

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f)	$0.1 million on the Holiday Inn McKnight Pittsburgh, PA as the hotel was identified for sale in the fourth quarter 2005 and its carrying value was adjusted to the hotel’s selling price less selling costs.
      As a result of the impairment evaluations in 2004, the Company recorded impairment charges of $7.2 million on ten hotels as follows:

a)	an additional $0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004;

b)	an additional $0.5 million on the downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

c)	an additional $0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

d)	an additional $0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional charges to dispose of this hotel in December 2004;

e)	an additional $1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors;

f)	$1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel;

g)	$0.3 million on the Holiday Inn Florence, KY primarily related to disposal costs incurred on sale of the hotel in December 2004;

h)	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it will not renew the agreement;

i)	$0.9 million on the Holiday Inn St. Louis, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value;

j)	$0.6 million on the Quality Inn Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to bring the asset’s carrying value in line with the fair value; and

k)	additional adjustments on four other assets aggregating to a reduction of impairment charges of $0.1 million.
      As a result of its impairment evaluations in 2003, the Company recorded impairment charges of $9.7 million on 11 hotels and two land parcels held for sale and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced as follows:

a)	$1.1 million on the Holiday Inn Express Pensacola, FL as this hotel was identified for sale in the second quarter 2003. The performance of this hotel was negatively impacted in 2003 by the opening of three new hotels in its market and the conversion of another fully renovated hotel to the Holiday Inn Express brand in April 2003;

b)	$1.0 million on the Downtown Plaza Hotel Cincinnati, OH as this hotel was listed for sale in the second quarter 2003. Operating profits decreased more than forecast at this hotel following the loss of its franchise affiliation in May 2003;

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c)	$0.8 million on the Holiday Inn Morgantown, WV as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the fourth quarter of 2003 the expected selling price of this hotel was lowered as a result of the opening of a Radisson hotel in the market, which negatively impacted the operating results of this hotel;

d)	$0.6 million on the Holiday Inn Fort Mitchell, KY as this hotel was identified for sale in the second quarter 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined with the broker that the selling price needed to be lowered to find a willing buyer, resulting in an impairment charge;

e)	$0.6 million on the land parcel in Mt. Laurel, NJ as this property was identified for sale in the second quarter of 2003. During the sales process the broker recommended a price reduction which resulted in $0.6 million of impairment charges;

f)	$0.6 million on the Holiday Inn Market Center Dallas, TX as this hotel was identified for sale in the second quarter 2003 at which time $0.6 million of impairment was recorded. The reduction in value was primarily related to the franchisor’s decision to not transfer the franchise agreement on this hotel to a new buyer. This hotel was sold in January 2004 for net proceeds of $2.5 million compared to its adjusted net book value of $2.4 million;

g)	$0.3 million on the Holiday Inn Memphis, TN as this hotel was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter of 2003 it was determined by the broker that it was advisable that the selling price should be lowered because the franchise agreement was not going to be renewed;

h)	$0.1 million on the Holiday Inn Austin (South), TX as this hotel was identified for sale in the second quarter of 2003 at which time impairment was recorded based on a listing broker’s evaluation of the hotel;

i)	$0.1 million on the land parcel in Fayetteville, NC as this property was identified for sale in the second quarter of 2003 at which time, based on the anticipated selling price, no impairment was required. In the third quarter 2003 the listing broker determined it was advisable to lower the asking price which resulted in an impairment charge;

j)	$2.5 million on the Holiday Inn St. Louis North, MO because the nearby airport renovations drastically changed the ingress and egress of this hotel thereby significantly lowering the financial performance of this hotel; and

k)	$1.8 million on the Quality Hotel & Conference Center Metairie, LA because of a significant decline in this hotel’s group room business because this hotel is in need of a major renovation, which the company had previously planned but subsequently discarded due to an inadequate expected return on investment. Transient business has also declined, resulting in reduced operating profits which led to the recording of impairment.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation and liabilities related to discontinued operations consist primarily of accounts payable and other accrued liabilities. Summary balance sheet information for discontinued operations is as follows:

	December 31, 2005	December 31, 2004

	($ in thousands)
Property and equipment, net	$13,796	$28,389
Other assets	1,070	2,170

Total Assets	$14,866	$30,559

Other liabilities	$3,346	$3,311
Long-term debt	1,264	27,261

Total Liabilities	$4,610	$30,572

      Summary statement of operations information for discontinued operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 is as follows:

	2005	2004	2003

	($ in thousands)
Total revenues	$20,963	$47,883	$71,153
Total expenses	19,952	44,159	69,586
Impairment of long-lived assets	3,960	7,235	9,658
Interest income and other	286	50	—
Interest expense and other financing costs	(1,122)	(6,004)	(4,906)
Gain on asset disposition	6,872	9,168	3,085
Provision for income taxes	(1,235)	—	—

Income (loss) from discontinued operations	$1,852	$(297)	$(9,912)

      Discontinued operations were not segregated in the consolidated statements of cash flows.

4.	Accounts Receivable
      At December 31, 2005 and December 31, 2004, accounts receivable, net of allowances consisted of the following:

	December 31, 2005	December 31, 2004

	($ in thousands)
Trade accounts receivable	$8,205	$7,664
Allowance for doubtful accounts	(1,101)	(684)
Other receivables	950	987

	$8,054	$7,967

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Current Assets
      At December 31, 2005 and December 31, 2004, prepaid expenses and other current assets consisted of the following:

	December 31, 2005	December 31, 2004

	($ in thousands)
Deposit for property taxes	$7,552	$5,745
Prepaid insurance	3,244	3,730
Lender-required insurance deposits	3,489	3,560
Deposits and other prepaid expenses	5,816	4,507

	$20,101	$17,542

6.	Property and Equipment
      At December 31, 2005 and December 31, 2004, property and equipment consisted of the following:

	Useful Lives	December 31,	December 31,
	(years)	2005	2004

		($ in thousands)
Land	—	$73,254	$77,554
Buildings and improvements	10-40	440,973	449,105
Property and equipment	3-10	116,259	77,419
China, glass and silverware		2,144	1,755

		632,630	605,833
Less accumulated depreciation		(80,901)	(56,667)
Construction in progress		55,133	21,960

		$606,862	$571,126

      On December 27, 2004, the Company acquired the SpringHill Suites by Marriott hotel, located in Pinehurst, NC, for an aggregate purchase price of $5.4 million including closing costs. Upon receipt of the cost approach appraisal in 2005, the Company finalized the purchase price allocation with $0.8 million allocated to land, $4.2 million allocated to building, and $0.4 million allocated to property and equipment.
      In 2005, the Company sold eight hotels for net sales proceeds of $36.4 million and realized gains from the sales of approximately $6.9 million. See Note 3 for details relating to hotels sold and hotels classified in discontinued operations.
      The impairment of held for use long-lived assets of $8.3 million recorded during 2005 represents $7.9 million in reductions made to the carrying values of six hotels, to bring them in line with their estimated fair values, and $0.4 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2005. Consistent with our accounting policy on asset impairment and in accordance with SFAS No. 144, we periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value. We record impairment charges if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. If there are indicators of impairment, we determine the estimated fair values of these assets in conjunction with real estate brokers. These broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach, or a “room revenue

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
multiplier” approach for determining fair value. As a result of these evaluations, we recorded impairment charges in 2005 as follows:

a)	$1.5 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

b)	$1.0 million on the Park Inn Brunswick, GA to write-off the capital improvements made on this property related to the franchise conversion that did not result in an increase in the fair value of this hotel;

c)	$0.9 million on the Holiday Inn Hamburg, NY hotel as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset to its fair value;

d)	$1.7 million on the Holiday Inn Sheffield, AL as this hotel was identified for sale in January 2006 and the estimated selling price was less than the asset’s carrying value;

e)	$1.8 million on the Fairfield Inn Valdosta, GA as this hotel was identified for sale in January 2006 and the estimated selling price was less than the asset’s carrying value; and

f)	$1.0 million on the Fairfield Inn Merrimack, NH hotel as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset value to its fair value.
      The impairment of held for use long-lived assets of $4.9 million recorded during 2004 represents $4.4 million in adjustments made to the carrying values of two hotels, to reduce them to their estimated fair values, and $0.5 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2004. As a result of these evaluations, we recorded impairment charges in 2004 as follows:

a)	$3.8 million on the Park Inn Brunswick, GA hotel, which was converted from a Holiday Inn, as this hotel lost the business of a significant military group contract and the conversion of this hotel to a Park Inn was not expected to improve operating results; and

b)	$0.6 million on the Holiday Inn Lawrence, KS hotel as the financial performance of this hotel continued to decline as it was in need of a major renovation which was not economically justifiable as management was notified the franchise agreement would not be renewed.
      In 2003, the Company recorded impairment of long-lived assets of $8.4 million representing $7.3 million in adjustments made to the carrying values of three hotels held for use, to reduce them to their estimated fair values, and $1.1 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2003. The Company reported impairment charges in 2003 as follows:

a)	$4.5 million on the Crown Plaza Macon, GA as the expected holding period for this hotel was reduced to six months because the Company was unable to locate a lender to refinance the maturing mortgage on this hotel as a single asset loan;

b)	$1.5 million on the Crowne Plaza Cedar Rapids, IA as the primary revenue source at this hotel has historically been group room revenues which have declined considerably in the past two years due to the poor condition of a city-owned ballroom attached to this hotel; and

c)	$1.3 million on the Holiday Inn Winter Haven, FL as this hotel had been identified for sale in the second quarter of 2003 and the estimated sales price, less costs to sell, was below the hotel’s carrying value. The estimated sales price of the hotel was negatively impacted by the unanticipated closure of a nearby tourist attraction and the unexpected announcement that a major baseball team was going to relocate their spring training facilities away from this property. In the fourth quarter of 2003, the Company ceased its selling efforts with respect to this hotel because the allocated loan amount on this hotel significantly exceeded the fair value of the hotel.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets
      At December 31, 2005 and December 31, 2004, other assets consisted of the following:

	December 31, 2005	December 31, 2004

	($ in thousands)
Deferred financing costs	$4,258	$4,250
Deferred franchise fees	2,001	2,821
Utility and other deposits	495	704
Linen inventory (long-term portion)	837	781

	$7,591	$8,556

      Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.
      Based on the balances at December 31, 2005, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2006	2007	2008	2009	2010	After 2010

	($ in thousands)
Deferred financing costs	$4,258	$1,360	$1,337	$1,055	$468	$38
Deferred franchise fees	2,001	353	283	199	180	156	830

	$6,259	$1,713	$1,620	$1,254	$648	$194	$830

8.	Other Accrued Liabilities
      At December 31, 2005 and December 31, 2004, other accrued liabilities consisted of the following:

	December 31, 2005	December 31, 2004

	($ in thousands)
Salaries and related costs	$6,358	$5,754
Self-insurance loss accruals	12,436	11,357
Property and sales taxes	7,192	7,399
Professional fees	883	1,056
Provision for state income taxes	—	207
Franchise fee accrual	1,004	1,050
Accrued interest	2,631	2,035
Accrual for allowed claims	—	2,152
Other	1,024	775

	$31,528	$31,785

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Liabilities
      At December 31, 2005 and December 31, 2004, long-term liabilities consisted of the following:

	December 31,	December 31,
	2005	2004

	($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	$67,546	$102,617
Merrill Lynch Mortgage Lending, Inc. — Fixed	252,377	258,410

Merrill Lynch Mortgage Lending, Inc. — Total	319,923	361,027
Other Financings
Computer Share Trust Company of Canada	7,838	7,843
Column Financial, Inc.	10,337	25,058
Lehman Brothers Holdings, Inc.	22,398	22,927
JP Morgan Chase Bank, Trustee	10,064	10,110
DDL Kinser	—	2,286
Wachovia	13,173	—
IXIS Real Estate Capital, Inc.	19,000	—
Column Financial, Inc.	8,146	8,545
Column Financial, Inc.	—	3,069

Total — Other Financings	90,956	79,838

Long-term liabilities — other
Tax notes issued pursuant to Lodgian’s Joint Plan of Reorganization	2,220	3,302
Other long-term liabilities	1,151	1,865

	3,371	5,167

	414,250	446,032
Long-term liabilities related to assets held for sale	(1,287)	(27,599)

	412,963	418,433

Less: Current portion of long-term liabilities — continuing operations	(18,531)	(25,290)

Total long-term liabilities — continuing operations	$394,432	$393,143

Merrill Lynch Mortgage Lending, Inc. Debt
      On June 25, 2004, the Company closed on the $370 million Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch Mortgage”) refinance (“Refinancing Debt”) secured by 64 hotels, of which, as of March 1, 2006, ten hotels have since been sold and two hotels have been released through debt paydown. The Company refinanced (1) its outstanding mortgage debt (“Merrill Lynch Exit Financing”) with Merrill Lynch Mortgage which, as of June 25, 2004, had a balance of $290.9 million, (2) certain of its outstanding mortgage debt (the “Lehman Financing”) with Lehman Brothers Holdings, Inc. (“Lehman”) which, as of June 25, 2004, had a balance of $56.1 million, and (3) its outstanding mortgage debt on the Crowne Plaza Hotel in Macon, Georgia which, as of June 25, 2004, had a balance of $6.9 million.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Immediately after closing, the Refinancing Debt consisted of a loan of $110 million bearing a floating rate of interest (the “Floating Rate Debt”), which as of March 1, 2006 was secured by 18 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 34 of our hotels (35 hotels at the loan’s inception). On October 17, 2005, we released the Holiday Inn St. Paul, MN hotel as collateral under one of the Fixed Rate Loans in exchange for debt paydown of $2.1 million. On February 8, 2006, we released the Fairfield Inn Jackson, TN hotel as collateral under the Floating Rate Loan in exchange for debt paydown of $1.6 million. Prior to the securitization of the four fixed rate loans, these loans were subject to cross-collateralization provisions. As of March 1, 2006, all four fixed rate loans had been securitized.
      The Company cannot prepay the Fixed Rate Debt except during the 60 days prior to maturity. The Company may, after the earlier of June 25, 2008 or the second anniversary of the securitization of any Fixed Rate Loan, defease such Fixed Rate Loan, in whole or in part.
      On April 29, 2005, the Company entered into an amendment with Merrill Lynch to modify certain of the provisions of the Floating Rate Loan. Under the terms of the amendment, Merrill Lynch agreed to allow the release of the Holiday Inn St. Louis, MO as collateral under the loan in exchange for debt paydown of $4.8 million. Approximately $2.6 million of this amount was paid through the release of certain reserves held on other properties which were sold or were expected to be sold in the near future. The Company paid the balance of the release price, approximately $2.2 million, from its cash balances. In addition to the release of the St. Louis property from the collateral pool, the amendment provided for the following:

•	Extension of the initial maturity from June 30, 2006 to January 11, 2007. The Company still maintains the option, subject to certain conditions, to extend the loan for up to three years from the new initial maturity date in January 2007;

•	Three additional properties in the floating rate pool are now classified as “sale properties.” Once classified as a “sale property” the Company will be able to be release the hotel from the collateral pool by payment of the greater of (a) 100% of the aggregate allocated loan amount (lowered from 125%) and (b) the net sales proceeds of the property;

•	The prepayment penalty dropped to 1% in July 2005 and has been further reduced for the three additional sale properties after July 2005 to 0.5%; and

•	Certain required capital and environmental repairs under the original Floating Rate Loan have been determined not to be necessary and have been removed as requirements under the loan.
      As a result of these modifications in the terms of the Floating Rate Loan, the Floating Rate Debt has an initial maturity of January 11, 2007. The Floating Rate Debt is a 2 1/2 year loan (including the six month extension) with three one-year extension options and bears interest at LIBOR plus 3.40%. The first extension option will be available to the Company only if no defaults exist and the Company has entered into the requisite interest rate cap agreement. The second and third extension options will be available to the Company only if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if the Company opts to exercise each of the second and third extensions. The Company may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 1% of the amount prepaid. However, after January 11, 2007, there is no prepayment penalty associated with the Floating Rate Loan.
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, our debt yield ratios were above the minimum requirements for the four Fixed Rate Loans and the Floating Rate Loan.
      Each loan comprising the Refinancing Debt is non-recourse; however, the Company has agreed to indemnify Merrill Lynch Mortgage in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan comprising the Refinancing Debt will become a full recourse loan in certain limited cases such as bankruptcy of a borrower or Lodgian. During the term of the Refinancing Debt, the Company is required to fund, on a monthly basis, a reserve for furniture, fixtures and equipment equal to 4% of the previous month’s gross revenues from the hotels securing each of the respective loans comprising the Refinancing Debt.
      Other loan costs incurred as a part of the Refinancing Debt, totaling $5.4 million, were deferred and are being amortized using the effective yield method over five years for the Fixed Rate Debt and 3 1/2 years (which includes the six month extension) for the Floating Rate Debt.
      The Company incurred an additional $0.1 million in expenses in 2005 related to the Refinancing Debt. This amount is being amortized using the effective yield method over the remaining life of the debt.
      If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of our loan agreements and which could materially and adversely affect the Company. If a franchise agreement is terminated, the Company will either select an alternative franchisor, operate the hotel independent of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either:

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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Column Financial Debt
      As of December 31, 2005, the Company was not in compliance with the debt service coverage ratio requirement of the loan from Column Financial secured by one hotel in Phoenix, AZ. The primary reason the debt service coverage ratio was below the required threshold is that the property underwent an extensive renovation in 2004 and the first quarter of 2005 in order to convert from a Holiday Inn Select to a Crowne Plaza. The renovation caused substantial revenue displacement which, in turn, negatively affected the financial performance of this hotel. Under the terms of the Column Financial loan agreement until the required DSCR is met, the lender is permitted to require the borrower to deposit all revenues from the mortgaged property into an account controlled by the lender. Accordingly, in December 2004, the Company was notified by the lender that it was not in compliance with the debt service coverage ratio requirement and that the Company would have to establish a restricted cash account whereby all cash generated by the property be deposited in an account from which all payments of interest, principal, operating expenses and escrows (insurance, property taxes and ground rent) would be disbursed. The lender may apply excess proceeds after payment of expenses to additional principal payments. As of December 31, 2005, $0.7 million was retained in the restricted cash account for this hotel. This loan can be repaid in full without penalty on the first day of the month following a 30 day written notice. On March 1, 2006 this loan was refinanced. (See Note 17. Subsequent Events).

JP Morgan Chase Bank Debt
      As of December 31, 2005, through wholly-owned subsidiaries, the Company owed $10.1 million under industrial revenue bonds (“IRBs”) secured by the Holiday Inns in Lawrence, Kansas and Manhattan, Kansas. For the year ended December 31, 2004, the cash flows of the two hotels were insufficient to meet the minimum debt service coverage ratio requirements. The IRBs are non-recourse to Lodgian, except for certain limited guaranties (the “Limited Guaranties”) given by one of our other subsidiaries, Servico, Inc. (“Guarantor”), in the aggregate amount of approximately $1.4 million. The IRBs originally were issued to provide acquisition and development funding to the prior owners and the IRBs were assumed upon our acquisition of the projects. On March 2, 2005, the Company notified the Trustee of the IRBs that the Company would not continue to make debt service payments. Additionally, management asserted that the Guarantor had satisfied its payment obligations under the Limited Guaranties by virtue of having made payments to the Trustee in prior years to cover debt service on the IRBs in excess of the liability limit under the Limited Guaranties.
      On August 31, 2005, the Company reached a settlement agreement with the Trustee. Under the terms of the settlement, the Company agreed to sell the hotels to a third party or convey its rights and interests in the hotels to the Trustee or its nominee by deed-in-lieu of foreclosure or a “consensual” foreclosure and pay to the

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trustee for the benefit of the bondholders the sum of $0.5 million in exchange for a full release of all claims, including any claims related to the Limited Guaranties. This $0.5 million guaranty was paid in September 2005. On February 1, 2006, the hotels were transferred to the Trustee pursuant to the settlement agreement and the Trustee took title to the properties. Accordingly, as of February 1, 2006, the Company no longer owns or operates these hotels.

IXIS Real Estate Capital, Inc. and Wachovia Bank Debt
      On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) which is secured by the Holiday Inn Hilton Head, SC hotel. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan has a debt service coverage ratio requirement of 1.05x which is calculated quarterly. The loan bears a floating rate of interest which is 290 basis points above the 30-day LIBOR. Contemporaneously with the closing of the loan we purchased an interest rate cap agreement that effectively caps our interest rate for the first two years of the loan agreement at 8.4%.
      Prior to entering into the loan agreement with IXIS, the Holiday Inn Hilton Head, SC hotel served as part of the collateral, along with eight other hotels, under a loan agreement with Column Financial, Inc. The Column Financial loan agreement bears a fixed rate of interest of 10.59%. Between loan proceeds and existing reserves $10.3 million went to pay down existing indebtedness under the Column Financial loan. Prior to the debt paydown, we were not in compliance with the debt service coverage ratio of the Column Financial loan. After the debt paydown, the debt service coverage ratio is above the required threshold. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.
      On December 22, 2005, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $10.0 million, which is secured by the Holiday Inn Phoenix West located in Phoenix, AZ. The loan agreement has a five year term and bears a fixed rate of interest of 6.03%. Prior to entering into the loan agreement with Wachovia, the Holiday Inn West Phoenix, AZ served as part of the collateral, along with seven other hotels, under a loan agreement with Column Financial, Inc. The Column Financial loan agreement bears a fixed rate of interest of 10.59%. $2.0 million of the Wachovia loan proceeds were used to pay down existing indebtedness under the Column Financial loan agreement. As of December 31, 2005, the principal balance of the Column Financial loan agreement is $10.3 million and is now secured by seven of the Company’s hotels. The Wachovia loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

Franchise Agreements
      The Company is subject to certain property maintenance and quality standard compliance requirements under its franchise agreements. The Company periodically receives notifications from its franchisors of events of non-compliance with such agreements. In the past, management has cured most cases of non-compliance within the applicable cure periods and the events of non-compliance did not result in events of default under the respective loan agreements. However, in selected situations and based on economic evaluations, management may elect to not comply with the franchisor requirements. In such situations, the Company will either select an alternative franchisor, operate the property independent of any franchisor or sell the hotel.
      As of March 1, 2006, the Company had been notified that it was not in compliance with some of the terms of eight of its franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels (see Note 15).

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      While the Company can give no assurance that the steps taken to date, and planned to be taken during 2006, will return these properties to full compliance, management believes that it will make significant progress and it intends to continue to give franchise agreement compliance a high level of attention. The 15 hotels that are either in default or non-compliance under the respective franchise agreements are part of the collateral security for an aggregate of $265.3 million of mortgage debt at March 1, 2006.

Interest Rate Cap Agreements
      At December 31, 2005, the Company had two interest rate cap agreements with aggregate notional values of $129 million. An agreement with a notional value of $110 million was entered into in June 2004 to manage the Company’s exposure to fluctuations in the interest rate on its variable rate debt with Merrill Lynch Mortgage. The cap agreement allowed the Company to obtain the loan at a floating rate and effectively cap the interest rate at LIBOR of 5% plus 3.4%. The extended maturity date of the agreement is now January 11, 2007, which coincides with the modified 2 1/2 year term of the loan.
      The Company entered into an agreement with a notional value of $19 million on November 10, 2005, to manage the company’s exposure to fluctuations in the interest rate on its variable rate debt with IXIS. The cap agreement allowed the Company to obtain the loan at a floating rate and effectively cap the interest rate at LIBOR of 5.5% plus 2.9%.
      These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging requirements of SFAS No. 133.
      The aggregate fair value of the two interest rate caps as of December 31, 2005 was approximately $33,000. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
      The notional amounts of the two interest rate caps and their termination dates match the original principal amounts and maturity dates on these loans.

Collateral for Loans
      Seventy-two of the Company’s consolidated hotels are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment or yield maintenance penalty if the Company repays them prior to their maturity. At December 31, 2005, approximately 79% of the long-term debt bears interest at fixed rates and approximately 21% of the debt is subject to floating rates of interest. Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the long-term debt:

		December 31, 2005

		Property and
	Number	Equipment,	Long-term
	of Hotels	Net (1)	Obligations (1)	Interest Rates

	($ in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	19	$93,977	$67,546	LIBOR plus 3.40%
Merrill Lynch Mortgage Lending, Inc. — Fixed	34	333,825	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	53	427,802	319,923

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2005

		Property and
	Number	Equipment,	Long-term
	of Hotels	Net (1)	Obligations (1)	Interest Rates

	($ in thousands)
Other Financings
Computer Share Trust Company of Canada	1	16,260	7,838	7.88%
Column Financial, Inc.	7	51,603	10,337	10.59%
Lehman Brothers Holdings, Inc.	5	58,161	22,398	$15,777 at 9.40%; $6,621 at 8.90%
JP Morgan Chase Bank	2	6,019	10,064	8.00%
Wachovia	2	13,525	13,173	$10,000 at 6.03%; $3,173 at 5.78%
IXIS Real Estate Capital, Inc.	1	15,378	19,000	LIBOR plus 2.90%
Column Financial, Inc.	1	11,357	8,146	9.45%

Total — other financing	19	172,303	90,956

	72	600,105	410,879	7.15%(3)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2,220
Other	—	—	1,151

	—	—	3,371

Property and equipment — other	5	20,554	—

	77	620,659	414,250
Held for sale	(3)	(13,797)	(1,287)

Total December 31, 2005(2)	74	$606,862	$412,963

(1)	Debt obligations and property and equipment of one hotel in which we have a non-controlling equity interest that we do not consolidate are excluded from the table.

(2)	Debt obligations at December 31, 2005 include the current portion.

(3)	The 7.15% in the table represents our weighted average interest rate on mortgage debt at December 31, 2005, using the December 30, 2005 LIBOR of 4.39%.
      The fair value of the fixed rate mortgage debt (book value $324.3 million) at December 31, 2005 is estimated at $328.9 million.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Loan Repayment Projections
      Future scheduled principal payments on these long-term liabilities as of December 31, 2005 are as follows:

	Debt	Maturities
	Obligations
	December 31,						After
	2005	2006	2007	2008	2009	2010	2010

	($ in thousands)
Refinancing Debt:
Merrill Lynch Mortgage Lending, Inc. — Floating	$67,546	$755	$66,791	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	252,377	4,318	4,615	4,886	238,558	—	—

Merrill Lynch Mortgage Lending, Inc. — Total	319,923	5,073	71,406	4,886	238,558	—	—
Other Financings:
Computer Share Trust Company of Canada	7,838	288	7,550	—	—	—	—
Column Financial, Inc.	10,337	706	784	871	968	7,008	—
Lehman Brothers Holdings, Inc.	22,398	580	21,818	—	—	—	—
JP Morgan Chase Bank, Trustee	10,064	10,064	—	—	—	—	—
Wachovia	13,173	213	240	253	271	3,135	9,061
IXIS Real Estate Capital, Inc.	19,000	—	214	18,786	—	—	—
Column Financial, Inc.	8,146	477	524	575	632	5,938	—

Total — Other Financings	90,956	12,328	31,130	20,485	1,871	16,081	9,061
Other long-term liabilities:
Tax notes issued pursuant to our Joint Plan of Reorganization	2,220	971	620	597	32	—	—
Other long-term liabilities	1,151	182	544	165	165	82	13

	3,371	1,153	1,164	762	197	82	13

Total debt obligations	414,250	18,554	103,700	26,133	240,626	16,163	9,074

Less: Debt obligations — discontinued	(1,287)	(23)

Total Debt obligations — continued	$412,963	$18,531

10.     12.25% Cumulative Preferred Shares Subject to Mandatory Redemption
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
      Additionally, on July 26, 2004, the Company redeemed 4,048,183 shares of Preferred Stock totaling approximately $114.0 million from the proceeds of the public equity offering at the liquidation value of $25 per

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share, plus 4% prepayment premium as provided by the terms of the Preferred Stock agreement. A liability of $2.2 million replaced the 79,278 shares of Preferred Stock that were part of the disputed claims reserve. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when it was redeemed on July 26, 2004. As at December 31, 2005 and December 31, 2004, the Company had no preferred stock shares outstanding.
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
      On July 1, 2003, in accordance with SFAS No. 150, the Company reclassified the Preferred Stock to the liability section of its consolidated balance sheet and began presenting the related dividends in interest expense which totaled $8.1 million for the period July 1, 2003 to December 31, 2003. Prior to the adoption of SFAS No. 150, the Company presented the Preferred Stock between liabilities and equity in its consolidated balance sheet (called the “mezzanine” section) and reported the Preferred Stock dividend as a deduction from retained earnings with no effect on its results of operations. In accordance with SFAS No. 150, the Preferred Stock and the dividends for the period prior to July 1, 2003, have not been reclassified. See Note 11 for additional information related to the redemption of the Preferred Stock in 2004.

11.	Stockholders’ Equity

2004 Reverse Stock Split
      On April 27, 2004, the Company’s Board of Directors authorized a reverse stock split of the Company’s common stock in a ratio of one-for-three (1:3) with resulting fractional shares paid in cash. The reverse stock split affected all of the Company’s issued and outstanding common shares, warrants, stock options, and restricted stock. The record date for the reverse stock split was April 29, 2004 and the Company’s new common stock began trading under the split adjustment on April 30, 2004.
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

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was paid for the 4% prepayment premium on the Preferred Stock when the remaining outstanding shares were redeemed on July 26, 2004.

Treasury Stock
      On July 15, 2004, July 15, 2005 and September 8, 2005, a total of 66,666 restricted stock units previously issued to the Company’s former CEO, Thomas Parrington vested in three equal installments of 22,222 shares. Mr. Parrington, pursuant to the restricted unit award agreement between the Company and him, elected to have the Company withhold 21,633 shares to satisfy the employment tax withholding requirements associated with the vested shares. The withheld shares were deemed repurchased by the company and thus were added to treasury stock.

2002 Joint Plan of Reorganization
      Pursuant to the Joint Plan of Reorganization confirmed by the Bankruptcy Court in November 2002, the Company issued Class A and B warrants.
      The Class A warrants provide for the purchase of an aggregate of 1,510,638 shares (reverse split adjusted) of the common stock at an exercise price of $18.29 per share and expire on November 25, 2007.
      The Class B warrants provide for the purchase of an aggregate of 1,029,366 shares (reverse split adjusted) of the common stock at an exercise price of $25.44 per share and expire on November 25, 2009.

12.	Income Taxes
      Provision for income taxes for the Company is as follows:

	2005			2004

	Current	Deferred	Total	Current	Deferred	Total

	($ in thousands)
Federal	$—	$7,057	$7,057	$—	$—	$—
State and local	362	635	997	62	—	62
Foreign	162	—	162	166	—	166

	524	7,692	8,216	228	—	228
Less: Discontinued operations	—	1,235	1,235	—	—	—

	$524	$6,457	$6,981	$228	$—	$228

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the cumulative effect of temporary differences in the deferred income tax asset (liability) balances at December 31, 2005 and December 31, 2004 are as follows:

	2005			2004

	Total	Current	Non-current	Total	Current	Non-current

	($ in thousands)			($ in thousands)
Property and equipment	$(12,703)	$—	$(12,703)	$4,951	$—	$4,951
Net operating loss carryforwards (“NOLs”)	122,220	—	122,220	127,547	—	127,547
Loan costs	567	—	567	782	—	782
Legal and workers’ compensation reserves	4,048	4,048	—	3,609	3,609	—
AMT and FICA credit carryforwards	2,360	—	2,360	2,341	—	2,341
Other operating accruals	2,158	2,158	—	937	937	—
Other	(450)	—	(450)	4,988	—	4,988

Total	118,200	6,206	111,994	145,155	4,546	140,609
Less valuation allowance	(118,200)	(6,206)	(111,994)	(145,155)	(4,546)	(140,609)

	$—	$—	$—	$—	$—	$—

      The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	2005	2004

	($ in thousands)
Federal income tax (benefit) charge at statutory federal rate	$6,974	$(10,746)
State income tax (benefit) charge, net	985	(1,517)
Non-deductible items	95	7,338
Other	162	—
Change in valuation allowance	0	5,153

	8,216	228
Less discontinued operations	1,235	—

Provision (benefit) for income taxes	$6,981	$228

      At December 31, 2005, the Company had established a valuation allowance of $118.2 million to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $118.2 million, the 2005 deferred tax asset was reduced by $27.0 million with $15.6 million of the reduction attributable to write-offs of deferred tax assets, $7.7 million related to utilization of pre-emergence deferred tax assets credited to additional paid in capital in accordance with SOP 90-7, and $3.0 million of expiring NOLs. In addition, approximately $110.0 million of the $118.2 million of the deferred tax asset remaining is attributable to pre-emergence deferred tax assets and may be booked to additional paid in capital in future periods.
      In addition to the estimated current period tax loss of $8.7 million, at December 31, 2005, the Company had available net operating loss carry forwards (“NOLs”) of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024. NOLs totaling approximately $8 million expired unused at December 31, 2005. It is estimated $10.9 million of NOLs will expire unused in 2006. The Company has

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
undergone several “ownership changes,” as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. The annual net operating loss carryforward limitation is $8.3 million per year. Due to these and other limitations, a portion or all of these net operating loss carryforwards could expire unused.

13.	Related Party Transactions

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

Merrill Lynch Mortgage Lending, Inc. Debt
      On June 25, 2004, the public equity offering was completed along with the funding of the $370 million of Refinancing Debt with Merrill Lynch Mortgage. Lodgian paid Merrill Lynch an advisory fee of $1.4 million, a 1% origination fee on the Floating Rate Debt of $1.1 million and prepayment penalties on the exit financing debt of $2.9 million.

Consultancy
      Linda Philp, the Company’s Executive Vice President and Chief Financial Officer, resigned effective December 16, 2005. Ms. Philp will remain the Company’s Executive Vice President and Chief Financial Officer on a consulting basis while the company searches for her replacement. The company was billed $20,050 for her consultancy services for the period December 19, 2005 to December 31, 2005 and $95,085 for the period January 1, 2006 to February 28, 2006.

Related Party Receivable
      Amounts due from Columbus Hospitality Associates LP, in which the Company has a 30% non-controlling equity interest, were nil at December 31, 2005 and $0.9 million at December 31, 2004, respectively, and are included in other receivables. The receivable owed to the Company was written off in 2005 as the Company determined it was uncollectible as management had plans to surrender this hotel to its lender.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	2005	2004	2003

	($ in thousands, except per share data)
Basic and diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$10,449	$(31,537)	$(21,765)
Income from discontinued operations	1,852	(297)	(9,912)

Net income (loss)	12,301	(31,834)	(31,677)
Preferred stock dividend	—	—	(7,594)

Net income (loss) attributable to common stock	$12,301	$(31,834)	$(39,271)

Denominator:
Denominator for basic earnings per share — weighted average shares	24,576	13,817	2,333

Denominator for diluted earnings per share — weighted average shares	24,630	13,817	2,333

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.42	$(2.28)	$(9.33)
Income from discontinued operations	0.08	(0.02)	(4.25)

Net income (loss)	0.50	(2.30)	(13.58)

Net income (loss) attributable to common stock	$0.50	$(2.30)	$(16.83)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.42	$(2.28)	$(9.33)
Income from discontinued operations	0.08	(0.02)	(4.25)

Net income (loss)	0.50	(2.30)	(13.58)

Net income (loss) attributable to common stock	$0.50	$(2.30)	$(16.83)

      The computation of diluted income per share for the year ended December 31, 2005, as calculated above, did not include the shares associated with the assumed conversion of options to acquire 315,394 shares of common stock and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
      The computation of diluted loss per share for the year ended December 31, 2004, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares) or stock options (options to acquire 526,410 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
      The computation of diluted loss per share for the year ended December 31, 2003, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock (66,666 shares), stock options (options to acquire 157,575 shares of common stock), and Class A and Class B warrants (rights to acquire 1,510,638 and 1,029,366 shares of common stock, respectively) because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

Franchise Agreements and Capital Expenditure
      The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of between 5 and 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. In connection with the renewal of a franchise, the franchisor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	($ in thousands)
Continuing operations	$22,158	$21,225	$19,831
Discontinued operations	1,486	3,136	4,554

	$23,644	$24,361	$24,385

      As of March 1, 2006, the Company had been notified that it was not in compliance with some of the terms of eight of its franchise agreements and have received default and termination notices from franchisors with respect to an additional seven hotels summarized as follows:

•	Six hotels are held for sale. Two of these hotels are in default of their respective franchise agreement for failure to complete their Property Improvement Plan (“PIP”). Four additional hotels are in default or in non-compliance of their respective franchise agreements for not maintaining required guest satisfaction scores. Each of these hotels requires a significant capital investment for which the Company does not anticipate a sufficient return on its investment. The Company has entered into a forbearance agreement with the franchisor regarding one of these hotels that is in default which will maintain the flag until the earlier of March 31, 2006 or until the Company sells the hotel. The Company plans to enter into a voluntary termination agreement with the franchisor regarding two of these hotels which will maintain the flag until the earlier of June 30, 2006 or until the Company sells the hotels.

•	One hotel was held for sale but was reclassified into continuing operations in the fourth quarter 2005 as management no longer expected to have the hotel sold within one year due to issues related to the transfer of the ground lease to a prospective buyer. This hotel is in default of its franchise agreement for not maintaining required guest satisfaction scores and has a license termination date of February 14, 2006. The Company may be subject to liquidated damages. The Company has entered into a letter of intent to sell this hotel to a joint venture in which the Company will be a minority owner. However, the Company will no longer continue to operate the hotel.

•	One hotel has received an extension to its default termination date until August 15, 2006. The franchisor has verbally agreed to the Company’s planned renovations of two floors of guestrooms and guestroom corridors. This work began on January 9, 2006 and will take approximately 90 days to complete. The Company anticipates that the renovations will assist in improving the quest product scores.

•	Seven hotels are in default or non-compliance of their respective franchise agreement because of substandard guest satisfaction or quality scores. Three of these hotels are trending above the required thresholds, however, they must remain above that threshold for two consecutive years to earn a “clean

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

slate” letter. The Company anticipates these three hotels will earn their “clean slate” letters in August 2006, August 2007 and February 2008, respectively. Two of these hotels are awaiting follow-up quality inspections by the franchisor to cure the non-compliance issues. Two of these hotels have entered into the non-compliance status due to a new measurement process implemented in January 2006 by the franchisor. One of these hotels in non- compliance recently received an up-branding renovation. The scores used to determine this non-compliance were done before the pre-renovation and the Company anticipates curing this non-compliance as the new scores begin to cycle in. The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure these failures through enhanced service, increased cleanliness, and product improvements by the required cure date. If the Company does not achieve scores above required thresholds by the designated date, the hotel would be subject to default of its franchise agreement. Each hotel would receive another opportunity to improve its score before the hotel would be at the risk of having its franchise agreement terminated.
      However, the Company cannot be certain that it will be able to complete its action plans, which in aggregate are estimated to cost approximately $5.4 million, to cure the alleged defaults prior to the specified termination dates or be granted any extended time to cure any defaults. The Company believes it is in compliance with its other franchise agreements in all material aspects. While the Company can give no assurance that the steps taken to date, and planned to be taken during 2006, will return these properties to full compliance, the Company believes that it will make significant progress and intends to continue to give franchise agreement compliance a high level of attention. The 15 hotels that are either in default or non-compliance under the respective franchise agreements are part of the collateral security for an aggregate of $265.3 million of mortgage debt as of March 1, 2006.
      In addition, as part of its bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of its hotels. However, as of March 1, 2006, the Company has not completed the required capital expenditures for eight continuing operations hotels in accordance with the stipulations and estimates the cost to comply with those stipulations to be $3.3 million of which $2.0 million is reserved with its lenders. Under the stipulations, the applicable franchisors could therefore seek to declare certain franchise agreements in default and, in certain circumstances, seek to terminate the franchise agreement. The Company has scheduled or has begun renovations on eight of these hotels, aggregating $1.4 million of the $3.3 million.
      If a franchise agreement is terminated, the Company will either select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences either;

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
      To comply with the requirements of its franchisors, to improve its competitive position in individual markets, and repair hurricane damaged hotels, the Company plans to spend $37.0 million on its hotels in 2006, which includes hurricane expenditures of $14.4 million. The Company spent $82.2 million on capital expenditures during 2005 on its continuing operations hotels, which includes $41.8 million for hurricane repairs.

Letters of Credit
      As of December 31, 2005, the Company had one irrevocable letter of credit for $3.4 million outstanding, fully collateralized by cash (classified as restricted cash in the accompanying Consolidated Balance Sheets), as a guarantee to Zurich American Insurance Company for self-insured losses. This letter of credit will expire in November 2006 but may be renewed beyond that date.

Self-insurance
      The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could cause a negative impact on its future financial condition and results of operations. As of December 31, 2005 and December 31, 2004, the Company had accrued $12.4 million and $11.4 million, respectively, for these liabilities.
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

Casualty Losses
      On August 29, 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. Two of our hotels in the New Orleans area, the Quality Inn & Conference Center in Metairie, LA and the Radisson New Orleans Airport Hotel in Kenner, LA, were damaged. The Quality Inn & Conference Center in Metairie, LA is held for sale and is included in discontinued operations. The Radisson New Orleans Airport Hotel in Kenner, LA is included in continuing operations. The insurance deductible on the Radisson New Orleans Airport Hotel is

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.7 million and $0.5 million on the Quality Inn & Conference Center. Both the Quality Inn & Conference Center hotel and the Radisson New Orleans Airport Hotel are currently open. All of our properties are covered by property casualty and business interruption insurance. The Company will incur capital expenditures and repair costs on these two hotels. The current estimate of repair damage and capital expenditures on the Radisson New Orleans Airport Hotel is $2.3 million and $3.4 million on the Quality Inn & Conference Center. In 2006, approximately $1 million will be spent on the Radisson New Orleans Airport Hotel and approximately $2 million will be spent on the Quality Inn Metairie hotel.
      During August and September 2004, eight of our hotels were damaged (six extensively) from the hurricanes that made landfall in the Southeastern United States. Two of the hotels (the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL) were closed for most or all of 2005. The Crowne Plaza West Palm Beach, FL hotel reopened on December 29, 2005 and the Crowne Plaza Melbourne, FL hotel reopened on January 24, 2006.
      With regard to physical property damage, the Company is recognizing repair expenses related to hurricane damage as it incurs them. The Company has written off the net book value (“NBV”) of the assets that were destroyed by the hurricanes. As the combined repair expenses and NBV write-offs for each property exceed the relevant insurance deductibles, the Company has recorded or will record a receivable from the insurance carriers. In the fourth quarter 2005, we settled the property damage claims on the five hotels that had hurricane damage that exceeded the applicable deductible(s). These five hotels include the: 1) Crowne Plaza West Palm Beach, FL; 2) Holiday Inn University Mall Pensacola, FL; 3) Holiday Inn Winter Haven, FL; 4) Crowne Plaza Melbourne, FL; and 5) Holiday Inn Express University Mall Pensacola, FL. The Company recognized $31.3 million in casualty gains on these five hotels, offset by $0.4 million in hurricane repair expenses on the Radisson New Orleans Airport Hotel and other continuing operations hotels. With the settlement of these claims we released the insurance advance liability as these property damage claims are now closed. At December 31, 2005, we established an $11.7 million receivable for signed proofs of loss for $8.8 million of property damage proceeds for the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels and $2.9 million for business interruption proceeds for these two hotels. As of March 1, 2006, we had received all of the property damage proceeds and all but $38,000 of the business interruption proceeds that were accrued at December 31, 2005.
      The business interruption proceeds recorded in 2005 are for the September 2004 to November 2005 time period for the Crowne Plaza West Palm Beach, FL hotel and the September 2004 to December 2005 time period for the Crowne Plaza Melbourne, FL hotel. For purposes of expediting the business interruption claims, some of the months during this period were based on estimates and, accordingly, actual operating results will be trued up to finalize the business interruption claims. Additionally, our business interruption coverage continues for the six months following the opening date of the hotel, to cover the revenue ramp-up and additional expense period. As such, the true-up for these periods will result in the recording of additional business interruption proceeds in 2006.
      All advances are forwarded to our lenders from which we receive reimbursements as we incur hurricane-related repair and capital expenditures. At December 31, 2005, $3.3 million was at our lenders in escrow accounts related to property damage claims.
      On October 13, 2005, an underground water main ruptured underneath the Holiday Inn in Clarksburg, WV. The rupture caused flooding in certain areas of the hotel and a limited amount of structural damage. The property was temporarily closed while the Company made repairs. The hotel reopened on January 31, 2006. We believe the cost to repair the building, as well as losses due to business interruption, will be covered by insurance, subject to a deductible.
      On January 15, 2006, our Holiday Inn hotel in Marietta, GA suffered a major fire. One of the guest towers, containing 146 rooms was severely damaged. One person died in the fire and a number of people were

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taken to local hospitals with injuries. The Company believes it has sufficient property and liability insurance coverage to reimburse the Company for the damage to the property, including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others related to the fatality and other injuries. The hotel is currently closed, and management is working with its property insurance carrier to determine the cost to rebuild.

Litigation
      From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, management believes that all currently pending matters will be resolved without a material adverse effect on the Company’s results of operations or financial condition. Claims relating to the period before the Company filed for Chapter 11 protection were limited to the amounts approved by the Bankruptcy Court for settlement of such claims and were payable out of the disputed claims reserve that was recorded on the Company’s balance sheet. On July 26, 2004, the Preferred Stock was redeemed and cash of $2.2 million replaced the Preferred Stock shares held in the disputed claims reserve. Accordingly, when this liability was established, it reduced Additional Paid-in Capital. On June 30, 2005, the Company completed the final distribution for its bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to Additional Paid-in Capital.

Operating Leases
      Thirteen of the Company’s continuing operations hotels are subject to long-term ground leases, parking and other leases expiring from 2006 through 2075 which provide for minimum payments as well as incentive rent payments. Two of these hotels with ground leases were listed for sale during the first two months of 2006 and the two Kansas hotels transferred to the bond Trustee on February 1, 2006 were also subject to ground leases. In addition, most of the Company’s hotels have non-cancelable operating leases, mainly for operating equipment. Lease expense for the non-cancelable ground, parking and other leases for the twelve months ended December 31, 2005, December 31, 2004 and December 31, 2003 were as follows:

	2005	2004	2003

	($ in thousands)
Continuing operations	$3,368	$2,641	$4,698
Discontinued operations	—	—	—

Total operations	$3,368	$2,641	$4,698

      At December 31, 2005, the future minimum commitments for non-cancelable ground and parking leases were as follows (amounts in thousands):

2006	$3,214
2007	3,235
2008	3,307
2009	3,342
2010	3,429
2011 and thereafter	100,058

$116,585

16.	Employee Retirement Plans
      The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amounts of which are not determinable at this time. The cost of pension contributions for the twelve months ended December 31, 2005, December 31, 2004 and December 31, 2003 were as follows:

	2005	2004	2003

	($ in thousands)
Continuing operations	$178	$203	$260
Discontinued operations	0	0	0

	$178	$203	$260

      The Company adopted a 401(k) plan for the benefit of its non-union employees and two groups of union employees under which participating employees may elect to contribute up to 15% of their compensation. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(K) plan made by the Company for the twelve months ended December 31, 2005, December 31, 2004 and December 31, 2003 were as follows:

	2005	2004	2003

	($ in thousands)
Continuing operations	$706	$661	$582
Discontinued operations	40	75	95

	$746	$736	$677

17.	Subsequent Events

Additions to Held for Sale Hotels
      In the first two months of 2006 the Company identified five additional hotels for sale. The five hotels identified for sale are the Holiday Inn Sheffield, AL; the Fairfield Inn Valdosta, GA; the Holiday Inn Valdosta, GA; the Crowne Plaza Cedar Rapids, IA; and the Fairfield Inn Colchester, VT.

Wachovia Bank Refinance
      On February 1, 2006, the Company closed on two loan agreements with Wachovia Bank National Association for $17.4 million secured by the Crowne Plaza Worcester, MA hotel and $6.1 million secured by the Holiday Inn Express Palm Desert, CA hotel. Each loan has a five-year term and bears a fixed rate of interest of 6.04%. The proceeds of these loans were used to paydown debt related to Column Financial, and as such, six hotels are now unencumbered. These hotels include the Radisson Phoenix, AZ, the Radisson New Orleans Airport Hotel Kenner, LA, the Holiday Inn Washington, PA, the Holiday Inn Santa Fe, NM, the Hilton Ft. Wayne, IN and the Crowne Plaza Coraopolis, PA hotels. These loan agreements are non-recourse to Lodgian, Inc. except in certain situations as set forth in the loan agreements.

IXIS Real Estate Capital Refinance
      On March 1, 2006, the Company entered into a loan agreement with IXIS Real Estate Capital Inc. (“IXIS”). Pursuant to the loan agreement, IXIS loaned the Company $21.5 million, which is secured by all of the assets of the Crowne Plaza Phoenix, AZ; the Radisson Phoenix, AZ; and the Crowne Plaza Coraopolis Pittsburgh, PA. The loan agreement has a two year initial term with three one year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest at LIBOR plus 2.95%. Contemporaneously with the closing of the loan agreement, the Company purchased an interest rate cap that effectively caps our interest rate for the first two years of the loan agreement at 8.45%. Prior to

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entering into the loan agreement with IXIS, the Crowne Plaza Phoenix, AZ served as collateral under a loan agreement with Column Financial, Inc. The Column loan agreement had a fixed rate of interest of 9.45%. At December 31, 2005 we were not in compliance with the covenants on this refinanced loan, and as such, we were subject to cash trap provisions. Of the IXIS loan proceeds, $6.6 million was used to pay off the existing indebtedness under this Column loan agreement. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

Fire at Holiday Inn Marietta, GA
      On January 15, 2006, our Holiday Inn hotel in Marietta, GA suffered a major fire. One of the guest towers, containing 146 rooms was severely damaged. One person died in the fire and a number of people were taken to local hospitals with injuries. The Company believes it has sufficient property and liability insurance coverage to reimburse the Company for the damage to the property, including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others related to the fatality and other injuries. The hotel is currently closed, and management is working with its property insurance carrier to determine the cost to rebuild.

18.	Selected Quarterly Financial Data, Unaudited
      The following table presents certain quarterly operating data for the year ended December 31, 2005 and December 31, 2004. The data have been derived from the Company’s unaudited condensed consolidated financial statements for the periods indicated. The unaudited consolidated financial statements have been prepared on substantially the same basis as the Company’s audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments consider necessary to present fairly this information when read in conjunction with the consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on the Company’s Forms 10-Q filed for prior quarters due to of the reclassification of certain assets as held for sale and discontinued operations during the course of the fiscal year ended December 31, 2004. The allocation of results of operations between the continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 71 hotels classified in continuing operations at December 31, 2005.

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Revenues:
Rooms	$56,989	$65,743	$64,416	$54,293	$50,254	$62,425	$62,675	$55,901
Food and beverage	17,534	16,571	18,744	14,866	19,029	16,426	18,984	16,192
Other	2,306	2,584	2,701	2,517	2,303	2,734	2,775	2,727

	76,829	84,898	85,861	71,676	71,586	81,585	84,434	74,820

Operating expenses:
Direct:
Rooms	16,555	17,829	17,541	15,419	15,557	17,782	16,288	15,392
Food and beverage	12,605	12,047	13,062	10,996	13,874	12,302	12,473	11,317
Other	1,955	2,012	2,129	1,954	1,851	2,038	2,055	1,963

	31,115	31,888	32,732	28,369	31,282	32,122	30,816	28,672

	45,714	53,010	53,129	43,307	40,304	49,463	53,618	46,148

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands)
Other operating expenses:
Other hotel operating costs	25,281	26,696	24,655	23,788	22,686	24,399	22,890	23,141
Property and other taxes, insurance and leases	4,971	5,908	5,814	5,676	5,042	5,431	5,165	5,609
Corporate and other	4,529	6,022	5,863	4,649	3,423	4,389	4,682	4,330
Casualty (gain) losses, net	(31,251)	190	28	104	294	2,019	—	—
Depreciation and amortization	9,167	7,099	6,793	6,588	6,451	6,884	6,725	6,606
Impairment of long-lived assets	5,111	613	957	1,666	4,877	—	—	—

Other operating expenses	17,808	46,528	44,110	42,471	42,773	43,122	39,462	39,686

	27,906	6,482	9,019	836	(2,469)	6,341	14,156	6,462
Other income (expenses):
Business interruption insurance proceeds	1,772	6,094	1,729	—	—	—	—	—
Interest income and other	282	348	54	171	360	212	66	43
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	—	—	(865)	(4,233)	(4,285)
Other interest expense	(7,045)	(6,833)	(6,890)	(6,907)	(7,351)	(7,160)	(19,310)	(7,904)
Loss on preferred stock redemption	—	—	—	—	—	(4,471)	(1,592)	—

Income (loss) before income taxes and minority interest	22,915	6,091	3,912	(5,900)	(9,460)	(5,943)	(10,913)	(5,684)
Minority interests	(8,486)	(1,127)	(120)	145	406	503	(71)	(147)

Income (loss) before income taxes — continuing operations	14,429	4,964	3,792	(5,755)	(9,054)	(5,440)	(10,984)	(5,831)
(Provision) benefit for income taxes — continuing operations	(6,832)	(13)	(68)	(68)	261	(337)	(76)	(76)

Income (loss) from continuing operations	7,597	4,951	3,724	(5,823)	(8,793)	(5,777)	(11,060)	(5,907)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	1,442	4,758	(1,850)	(1,263)	(4,971)	2,040	3,813	(1,179)
Income tax benefit (provision)	(1,235)	—	—	—	—	—	—	—

(Loss) income from discontinued operations	207	4,758	(1,850)	(1,263)	(4,971)	2,040	3,813	(1,179)

Net income (loss)	7,804	9,709	1,874	(7,086)	(13,764)	(3,737)	(7,247)	(7,086)

Net income (loss) attributable to common stock	$7,804	$9,709	$1,874	$(7,086)	$(13,764)	$(3,737)	$(7,247)	$(7,086)

Index to Exhibits

Exhibit
Number	Description

2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).
3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).
4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.1	Loan Agreement, dated as of January 31, 1995, by and among Column Financial, Inc., Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.2	Promissory Note, in original amount of $60.5 million, dated as of January 31, 1995, by Servico Fort Wayne, Inc., Washington Motel Enterprises, Inc., Servico Hotels I, Inc., Servico Hotels II, Inc., Servico Hotels III, Inc., Servico Hotels IV, Inc., New Orleans Airport Motels Associates, Ltd., Wilpen, Inc., Hilton Head Motels Enterprises, Inc., and Moon Airport Hotel, Inc., in favor of Column Financial, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.3	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.4	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.
10.5	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.6	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.7	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.8	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.9	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.10	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.11	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.12	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.13	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.14	Loan Modification Agreement (Fixed Rate #4) dated October 17, 2005, by and between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K. (File No. 1-14537), filed on October 21, 2005).
10.15	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.16	Employment Agreement with W. Thomas Parrington, dated December 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.17	Amendment to Employment Agreement between, Lodgian, Inc. and W. Thomas Parrington, dated August 3, 2005 (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed on August 9, 2005).
10.18	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.19	Restricted Unit Award Agreement with W. Thomas Parrington, dated as of April 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.20	Letter Agreement dated January 21, 2005, between Thomas W. Parrington and Lodgian, Inc. related to Mr. Parrington’s waiver of his 2004 Annual performance bonus (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.21	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.22	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).
10.23	Employment Agreement between Lodgian, Inc. and Manuel E. Artime, dated May 10, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.24	Release Agreement, dated January 31, 2004, between Manuel E. Artime and Lodgian, Inc. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.25	Employment Agreement between Lodgian, Inc. and Michael W. Amaral, dated May 4, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.26	Separation and Release Agreement between Lodgian, Inc. and Michael W. Amaral dated October 4, 2005 (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report for the period ended October 31, 2005 (File No. 1-14537), filed with the Commission on November 9, 2005.

Exhibit
Number	Description

10.27	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).
10.28	Executive Employment Agreement between Lodgian, Inc. and Linda B. Philp, dated February 7, 2005 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.29	Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.30	Incentive Stock Option Award Agreement, dated January 31, 2005, between Linda B. Philp and Lodgian, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.31	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).
10.32	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).
10.33	Incentive Stock Option Award Agreement, dated February 28, 2005, between Daniel G. Owens and Lodgian, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.34	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.35	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.36	Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.37	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.38	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.39	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).
10.40	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.)
10.41	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.42	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.43	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

Exhibit
Number	Description

10.44	Amendment No. 1 to the Lodgian, Inc. 401(k) Plan (As Amended and Restated Effective September 1, 2003) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.45	Amendment No. 2 to the Lodgian, Inc. 401(K) Plan dated March 24, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).
10.46	Amendment No. 3 to the Lodgian, Inc. 401(K) Plan dated April 28, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).
10.47	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).
14	Lodgian’s Policy on Business Ethics. **
21	Lodgian’s list of subsidiaries. **
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**
32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.