Form 10-Q
period 2006-03-31
LODGIAN INC
filed 2006-05-10
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period ended March 31, 2006
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
     (Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common	24,754,112

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,866	$19,097
Cash, restricted	14,416	15,003
Accounts receivable (net of allowances: 2006 - $1,219; 2005 -$1,101)	12,193	8,054
Insurance receivable	38	11,725
Inventories	3,988	3,955
Prepaid expenses and other current assets	16,853	20,101
Assets held for sale	31,052	14,866

Total current assets	116,406	92,801

Property and equipment, net	592,613	606,862
Deposits for capital expenditures	21,342	19,431
Other assets	8,179	7,591

	$738,540	$726,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,989	$14,709
Other accrued liabilities	31,568	31,528
Advance deposits	3,070	1,914
Insurance advances	1,200	700
Current portion of long-term liabilities	7,295	18,531
Liabilities related to assets held for sale	16,378	4,610

Total current liabilities	74,500	71,992

Long-term liabilities	401,012	394,432

Total liabilities	475,512	466,424

Minority interests	11,221	11,217
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,666,899 and 24,648,405 issued at March 31, 2006 and December 31, 2005, respectively	247	246
Additional paid-in capital	317,878	317,034
Unearned stock compensation	—	(604)
Accumulated deficit	(68,266)	(69,640)
Accumulated other comprehensive income	2,235	2,234
Treasury stock, at cost, 26,352 and 21,633 shares at March 31, 2006 and December 31, 2005, respectively	(287)	(226)

Total stockholders’ equity	251,807	249,044

	$738,540	$726,685

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$59,791	$50,471
Food and beverage	15,439	13,725
Other	2,342	2,399

	77,572	66,595

Operating expenses:
Direct:
Rooms	16,070	14,115
Food and beverage	11,751	10,070
Other	1,871	1,823

	29,692	26,008

	47,880	40,587

Other operating expenses:
Other hotel operating costs	24,705	21,983
Property and other taxes, insurance, and leases	5,539	5,271
Corporate and other	4,894	4,421
Casualty (gains) losses, net	188	104
Depreciation and amortization	8,648	6,119
Impairment of long-lived assets	204	97

Other operating expenses	44,178	37,995

	3,702	2,592

Other income (expenses):
Interest income and other	309	171
Interest expense	(7,558)	(6,501)

Loss before income taxes and minority interests	(3,547)	(3,738)
Benefit (provision) for income taxes — continuing operations	1,477	(67)
Minority interests (net of taxes, nil)	(4)	145

Loss from continuing operations	(2,074)	(3,660)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,909	(3,425)
Provision for income taxes — discontinued operations	(2,461)	—

Income (loss) from discontinued operations	3,448	(3,425)

Net income (loss) attributable to common stock	$1,374	$(7,085)

Net income (loss) per share attributable to common stock:
Basic and diluted income per common share:
Net income attributable to common stock	$0.06	$(0.29)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	Equity
				(Unaudited in thousands, except share data)
Balance, December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital		—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation		—	310	—	—	—	—	—	310
Issuance of restricted stock awards	12,413	1	160	—	—	—	—	—	161
Exercise of stock options	6,081	—	61	—	—	—	—	—	61
Repurchases of treasury stock	—	—	—	—	—	—	4,719	(61)	(61)
Realization of pre-emergence deferred tax asset	—	—	917	—	—	—	—	—	917
Other	—	—		—	—	—	—	—	—
Comprehensive income:									—
Net income	—	—	—	—	1,374	—	—	—	1,374
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	1	—	—	1
Total comprehensive income									1,375
Balance, March 31, 2006	24,666,899	$247	$317,878	$—	$(68,266)	$2,235	26,352	$(287)	$251,807

The comprehensive loss for the three months ended March 31, 2005 was $7.0 million.

Accumulated Other Comprehensive Income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited in thousands)
Operating activities:
Net income (loss)	$1,374	$(7,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,673	6,770
Impairment of long-lived assets	7,400	3,545
Stock compensation expense	471	57
Casualty (gains) losses, net	—	104
Deferred income taxes	917	—
Minority interests	4	(145)
Gain on asset dispositions	(1,489)	(2,002)
Gain on extinguishment of debt	(10,869)	—
Amortization of deferred financing costs	344	367
Other	(52)	(389)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,607)	(2,772)
Insurance receivable	7,495	55
Inventories	(408)	(147)
Prepaid expenses and other assets	2,348	(1,990)
Accounts payable	683	479
Other accrued liabilities	1,858	3,891
Advance deposits	1,352	1,429

Net cash provided by operating activities	15,494	2,167

Investing activities:
Capital improvements	(17,153)	(19,683)
Proceeds from sale of assets, net of related selling costs	2,073	9,024
Withdrawals (deposits) for capital expenditures	2,282	(4,735)
Insurance advances related to hurricanes	500	15,834
Net increase in restricted cash	587	(2,475)
Other	26	(11)

Net cash used in investing activities	(11,685)	(2,046)

Financing activities:
Proceeds from issuance of long term debt	44,954	—
Proceeds from exercise of stock options and issuance of common stock	61	—
Principal payments on long-term debt	(28,746)	(14,698)
Purchase of treasury stock	(61)	—
Payments of deferred financing costs	(1,238)	(111)
Other	(10)	—

Net cash provided by (used in) financing activities	14,960	(14,809)

Effect of exchange rate changes on cash	—	(9)

Net increase (decrease) in cash and cash equivalents	18,769	(14,697)
Cash and cash equivalents at beginning of period	19,097	36,234

Cash and cash equivalents at end of period	$37,866	$21,537

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$7,412	$6,878
Interest capitalized	117	481
Income taxes, net of refunds	206	88
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase (decrease)	10,189	(32)
Purchases of property and equipment on account	—	1,609
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of the number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Holiday Inn”, “Marriott”, and “Hilton.” As of March 31, 2006, the Company operated 74 hotels with an aggregate of 13,363 rooms, located in 28 states and Canada. Of the 74 hotels, 67 hotels, with an aggregate of 12,144 rooms, are part of continuing operations, while seven hotels with an aggregate of 1,219 rooms, were held for sale and classified in discontinued operations. The Company consolidates all of these hotels in its financial statements. The Company’s portfolio of 74 hotels consisted of:
•	70 hotels that were wholly owned and operated through subsidiaries; and

•	four hotels that were operated in joint ventures in which the Company has a 50% or greater voting equity interest and exercises control.
The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. As of March 31, 2006, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operates 46 of its hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operates 15 of its hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operates another 11 hotels under other nationally recognized brands. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and four joint ventures. The Company believes it has control of the joint ventures when it manages and has control of the joint ventures’ assets and operations. The Company reports the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest.
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, A Replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 153 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not have a material impact on the Company’s results of operations or financial position.
In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes

APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123(R) is generally similar to the approach described in SFAS 123; however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Refer to Note 3, Stock-Based Compensation, for additional information.
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and March 31, 2005 and cash flows for the three months ended March 31, 2006 and March 31, 2005. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
In the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), the Company reclassifies certain prior period amounts to conform to the current period’s presentation. The Company also makes estimates and assumptions which affect:
•	the reported amounts of assets and liabilities;

•	the reported amounts of revenues and expenses during the reporting period; and

•	the disclosures of contingent assets and liabilities at the date of the financial statements.
     Actual results could differ from those estimates.
In the second quarter of 2005, the Condensed Consolidated Statement of Cash Flows was revised to classify the changes in restricted cash balances as an investing activity. The Company previously presented such changes as an operating activity in our Condensed Consolidated Statement of Cash Flows. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 was changed to reflect this revised presentation which resulted in a $2.5 million increase in investing cash outflows and a corresponding increase in operating cash flows from the amounts previously reported.
3. Stock-Based Compensation
The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified-prospective transition method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain nonvested on the effective date. As permitted by SFAS 123(R), through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as a result, generally has not recognized compensation cost for employee stock options.
Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that the cash retained as a result of excess tax benefits relating to share-based compensation be presented as financing cash flows, with the remaining tax benefits presented as operating cash flows. Prior to the adoption of SFAS 123(R), nonvested stock awards were recorded as unearned stock compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. SFAS 123(R) requires that compensation cost be recognized over the requisite service period with an offsetting credit to additional paid-in capital. Accordingly, the unearned stock compensation balance at January 1, 2006 has been reclassified to additional paid-in capital.
The Company applied the modified prospective method, and accordingly, the financial statements for the three months ended March 31, 2005 will not reflect any restated amounts. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended March 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal year 2006, under those plans and consistent with SFAS 123.

Loss from continuing operations:

As reported	$(3,660)
Add: Stock-based compensation expense included in net income	57
Deduct: Total pro forma stock-based employee compensation expense	(508)

Pro forma	(4,111)

Loss from discontinued operations:
As reported	(3,425)
Add: Stock-based compensation expense included in net income	—
Deduct: Total pro forma stock-based employee compensation expense	—

Pro forma	(3,425)

Net Loss attributable to common stock:
As reported	(7,085)
Add: Stock-based compensation expense included in net income	57
Deduct: Total pro forma stock-based employee compensation expense	(508)

Pro forma	$(7,536)

Basic and diluted loss per common share

Loss from continuing operations:
As reported	$(0.15)
Add: Stock-based compensation expense included in net income	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)

Pro forma	(0.17)

Loss from discontinued operations:
As reported	(0.14)
Add: Stock-based compensation expense included in net income	—
Deduct: Total pro forma stock-based employee compensation expense	—

Pro forma	(0.14)

Net Loss attributable to common stock:
As reported	(0.29)
Add: Stock-based compensation expense included in net income	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)

Pro forma	$(0.31)

The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees or consultants. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards, Section 162 (m) awards or other awards as determined by the Compensation Committee.
The following schedule summarizes the activity for the three months ended March 31, 2006:

			Available for Issuance
	Issued Under the Stock		Under the Stock
	Incentive Plan	Type	Incentive Plan
Available under the plan, less previously issued as of December 31, 2005			2,545,252
Issued January 31, 2006	12,413	restricted stock	2,532,839
Issued January 31, 2006	3,884	nonvested stock	2,528,955
Issued March 1, 2006	35,000	nonvested stock	2,493,955
Shares withheld from awards to satisfy tax withholding obligations	(4,719)		2,498,674
Stock options forfeited January 1, 2006 - March 31, 2006	(16,418)		2,515,092

Total issued from January 1, 2006 - March 31, 2006	30,160

The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is generally the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model.
On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and are included in the treasury stock balance of the Company’s balance sheet. The shares vested immediately, but bear certain restrictions limiting transferability for a period of one year. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant was recorded as compensation expense during the first quarter of 2006.
Also on January 31, 2006, the Company granted 3,884 shares of nonvested stock to certain employees. The shares vest in two equal annual installments beginning on January 31, 2007. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the two-year vesting period.
On March 1, 2006, the Company granted 35,000 shares of nonvested stock to James MacLennan, its new Executive Vice President and Chief Financial Officer. The shares will vest in three equal annual installments beginning on March 1, 2007. The shares were valued at $12.77, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the three-year vesting period.
A summary of the stock option, nonvested stock and restricted stock activity under the plan for the three months ended March 31, 2006 is as follows:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2005	593,894	$10.41
Granted	—
Exercised	(6,081)	10.52
Forfeited	(16,418)	9.81

Balance, March 31, 2006	571,395	$10.44

	Restricted Stock	Nonvested Stock
Balance, December 31, 2005	—	75,000
Granted	12,413	38,884
Withheld to satisfy tax obligations	(4,719)	—

Balance, March 31, 2006	7,694	113,884

		($ in thousands)

Aggregate intrinsic value of stock options exercised		$20

The amount of cash received from the exercise of stock options during the three months ended March 31, 2006 was $61,000.
     A summary of options outstanding and exercisable at March 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
		remaining life	average		average
Range of prices	Number	(in years)	exercise price	Number	exercise price
$7.83 to $9.39	258,750	9.1	$9.05	—	$0.00
$9.40 to $10.96	241,167	8.3	$10.51	75,808	$10.52
$10.97 to $15.66	71,478	7.3	$15.21	71,478	$15.21

	571,395	8.5	$10.44	147,286	$12.80

					($ in thousands)

Aggregate intrinsic value of stock options outstanding					$1,971

Compensation expense for the three months ended March 31, 2006 is summarized below:

	Compensation	Income Tax
Type of Award	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$206	$80
Restricted Stock	161	62
Nonvested Stock	104	40

Total	$471	$182

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of March 31, 2006 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
Stock Options	$1,410	1.63
Nonvested Stock	887	2.03

Total	$2,297	1.78

The impact of the adoption of SFAS 13(R) is summarized below (amounts in thousands, except per share data):

Income from continuing operations	$206
Income before income taxes	206
Net income	126
Basic and Diluted earnings per share	0.005
4. Dispositions and Discontinued Operations
Dispositions
In 2003, the Company implemented a portfolio improvement strategy to upgrade its hotel assets and reduce debt costs. As of December 31, 2005, the continuing operations portfolio consisted of 75 hotels (including one hotel that was not consolidated) and the discontinued operations portfolio consisted of three hotels and one land parcel. Between January 1, 2006 and March 31, 2006, the Company identified five additional hotels for sale. The Company also surrendered two hotels to a Trustee, deeded the one hotel that was not consolidated to the lender and sold one hotel as follows:
a)	Holiday Inn Lawrence, KS and Holiday Inn Manhattan, KS — In January 2006, the Company surrendered both hotels to a Trustee, pursuant to the settlement agreement entered into in August 2005. The surrender of these two hotels resulted in an aggregate loss on disposal of fixed assets of $6.1 million, which was recorded as impairment expense, and an aggregate gain on the extinguishment of debt of $10.9 million.

b)	Holiday Inn City Center Columbus, OH — In February 2006, the Company’s minority-owned hotel was deeded to the lender. The Company had a 30% non-controlling equity interest in the partnership which owned the hotel, and as a result, the Company’s partnership interest was accounted for using the equity method of accounting. The hotel was not included in the discontinued operations portfolio. The Company’s investment in this subsidiary was written off in 2005 and the deeding of the hotel to the lender resulted in a net loss. Consequently, there was no impact on the consolidated financial results for the three months ended March 31, 2006.

c)	Fairfield Inn Jackson, TN — In March 2006, the Company sold the hotel for a gross sales price of $2.5 million and used $1.6 million of the net proceeds to pay down debt. The gain on the sale of the asset was $1.5 million.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at March 31, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company engages real estate brokers to assist in determining the estimated selling price. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a hotel asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell. During the three months ended March 31, 2006 and March 31, 2005, the Company recorded impairment charges of $7.2 million and $3.4 million, respectively, on assets held for sale. The impairment charges recorded in the three months ended March 31, 2006 represent the loss on disposal of fixed assets of two hotels and the write-down of four hotels as outlined below:
a)	$3.8 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.3 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$0.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

d)	$0.4 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006; and

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006.
The impairment of long-lived assets held for sale of $3.4 million recorded in the three months ended March 31, 2005 represents the write-down of four hotels and one land parcel held for sale as outlined below (amounts below are individually rounded):
a)	$1.6 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

b)	$1.0 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered estimated selling price of the hotel;

c)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling of the land parcel;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs of this sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property; and

e)	$0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of accounts payable, other accrued liabilities and long term debt. At March 31, 2006 the discontinued operations portfolio consisted of seven hotels — Fairfield Inn Colchester, VT, Holiday Inn McKnight Road, PA, Crowne Plaza Cedar Rapids, IA, Quality Hotel Metairie, LA, Holiday Inn Valdosta, GA, Fairfield Inn Valdosta, GA, and Holiday Inn Sheffield, AL. Summary balance sheet information for discontinued operations is as follows:

	March 31, 2006	December 31, 2005
	(Unaudited in thousands)
Property and equipment, net	$28,826	$13,796
Other assets	2,226	1,070

Assets held for sale	$31,052	$14,866

Other liabilities	$4,613	$3,346
Long-term debt	11,765	1,264

Liabilities related to assets held for sale	$16,378	$4,610

In addition to the held for sale hotels listed above, the Holiday Inn Lawrence, KS, Holiday Inn Manhattan, KS, and Fairfield Inn Jackson, TN hotels were included in the statement of operations for discontinued operations. Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited in thousands)
Total revenues	$6,251	$11,465
Total expenses	(5,192)	(12,481)
Impairment of long-lived assets	(7,196)	(3,448)
Interest income and other	10	—
Interest expense and other financing costs	(322)	(963)
Gain on asset disposition	1,489	2,002
Gain on extinguishment of debt	10,869	—
Provision for income taxes	(2,461)	—

Income (loss) from discontinued operations	$3,448	$(3,425)

Discontinued operations were not segregated in the condensed consolidated statements of cash flows.
5. Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	March 31, 2006	March 31, 2005
	(Unaudited in thousands, except per share data)
Basic and diluted earnings per share:
Numerator:
Loss from continuing operations	$(2,074)	$(3,660)
Income (loss) from discontinued operations	3,448	(3,425)

Net Income (loss) attributable to common stock	$1,374	$(7,085)

Denominator:
Basic and diluted weighted average shares	24,635	24,572

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.15)
Income (loss) from discontinued operations	0.14	(0.14)

Net Income (loss) attributable to common stock	$0.06	$(0.29)

The Company did not include the shares associated with the assumed conversion of common stock equivalents. In accordance with Emerging Issues Task Force Topic No. D-62, income (loss) from continuing operations should be the basis for determining whether or not dilutive potential common shares should be included in the computation of diluted earnings per share. Since the Company reported a loss from continuing operations for the three months ended March 31, 2006 and 2005, the common stock equivalents were excluded from the computation of diluted earnings per share.
As a result, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 571,395 shares of common stock) and the assumed conversion of 113,884 shares of nonvested stock in the computation of diluted income per share for the three months ended March 31, 2006. Additionally, the Company did not include the shares associated with the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three months ended March 31, 2005, the Company did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares) or the exercise of stock options (options to acquire 550,939 shares of common stock) and A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share because their inclusion would have been antidilutive.
6. Long-Term Liabilities
As of March 31, 2006, 65 of the 74 hotels were pledged as collateral for long-term obligations. Certain mortgage notes are subject to a prepayment or yield maintenance penalty if the Company repays them prior to their maturity. Set forth below, by debt pool, is a summary of debt at March 31, 2006 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

	March 31, 2006			December 31, 2005
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at March 31, 2006
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	18	$92,518	$65,750	$67,546	LIBOR plus 3.40%, capped at 8.4%(3)
Merrill Lynch Mortgage Lending, Inc. — Fixed	34	336,557	251,268	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	52	429,075	317,018	319,923

Other Financings
Computer Share Trust Company of Canada	1	16,066	7,758	7,838	7.88%
Column Financial, Inc.	—	—	—	10,337
Lehman Brothers Holdings, Inc.	4	46,017	15,472	22,398	$8,892 at 9.40%; $6,580 at 8.90%
JP Morgan Chase Bank	—	—	—	10,064
Wachovia	4	37,264	36,540	13,173	$9,970 at 6.03%; $3,158 at 5.78%;
					23,412 at 6.04%

IXIS	4	37,746	40,500	19,000	$19,000 at LIBOR plus 2.90%, capped at
					8.4%; $21,500 at LIBOR plus 2.95%,
					capped at 8.45%
Column Financial, Inc.	—	—	—	8,146

Total — other financing	13	137,093	100,270	90,956	7.02%(1)

	65	566,168	417,288	410,879
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,864	2,220
Other	—	—	1,082	1,151

	—	—	2,946	3,371

Property, plant and equipment — unencumbered	9	55,271	—	—

	74	621,439	420,234	414,250
Held for sale	(7)	(28,826)	(11,927)	(1,287)

Total March 31, 2006 (2)	67	$592,613	$408,307	$412,963

(1)	The 7.02% in the table above represents the annual weighted average cost of debt at March 31, 2006, based on LIBOR of 4.826% as of March 31, 2006.

(2)	Long term debt obligations at March 31, 2006 and December 31, 2005 include the current portion.

(3)	This interest rate cap expires on June 30, 2006. Thereafter, the interest rate on this loan will be capped at 9.4% until its maturity in January 2007.
Wachovia Bank Refinance
On February 1, 2006, the Company entered into two loan agreements with Wachovia Bank National Association for $17.4 million secured by the Crowne Plaza Worcester, MA hotel and $6.1 million secured by the Holiday Inn Express Palm Desert, CA hotel. Each loan has a five-year term and bears a fixed rate of interest of 6.04%. The proceeds of these loans were used to pay down debt related to Column Financial, and as a result, six hotels were unencumbered. These hotels include the Radisson Phoenix, AZ, the Radisson New Orleans Airport Hotel Kenner, LA, the Holiday Inn Washington, PA, the Holiday Inn Santa Fe, NM, the Hilton Ft. Wayne, IN and the Crowne Plaza Coraopolis, PA hotels. These loan agreements are non-recourse to Lodgian, Inc. except in certain situations as set forth in the loan agreements.
IXIS Real Estate Capital Refinance
On March 1, 2006, the Company entered into a loan agreement with IXIS Real Estate Capital Inc. (“IXIS”). Pursuant to the loan agreement, IXIS loaned the Company $21.5 million, which is secured by all of the assets of the Crowne Plaza Phoenix, AZ; the Radisson Phoenix, AZ; and the Crowne Plaza Coraopolis, PA. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest at LIBOR plus 2.95%. Contemporaneously with the closing of the loan agreement, the Company purchased an interest rate cap that effectively caps the interest rate for the first two years of the loan agreement at 8.45%.
Prior to entering into the loan agreement with IXIS, the Crowne Plaza Phoenix, AZ served as collateral under a loan agreement with Column Financial, Inc. Of the IXIS loan proceeds, $6.6 million was used to pay off the existing indebtedness under this Column loan agreement. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

At March 31, 2006, approximately 77% of the continuing operations mortgage debt (including current portion) bears interest at fixed rates and approximately 23% bears interest at floating rates. The Company has interest rate caps for its floating rate debt in an effort to manage its exposure to fluctuations in interest rates. The fair value of the interest rate caps related to the Refinancing Debt as of March 31, 2006 was approximately $0.1 million. The fair values of the interest rate caps were recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
7. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities generally accounted for approximately 37% of total reservations during the quarter ended March 31, 2006.
To obtain these franchise affiliations, the Company enters into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three months ended March 31, 2006 and March 31, 2005 were as follows:

	Three months ended
	March 31, 2006	March 31, 2005
	(Unaudited in thousands)
Continuing operations	$5,392	$4,557
Discontinued operations	439	800

	$5,831	$5,357

During the term of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with their current standards. The current franchise agreements terminate at various times and have differing remaining terms. For example, twelve, eight and nine of the franchise agreements are scheduled to expire in 2006, 2007, and 2008, respectively. As franchise agreements expire, the Company may apply for a franchise renewal. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of the loan agreements, and which could materially and adversely affect the Company. Prior to terminating a franchise agreement, franchisors are required to notify the Company of the areas of non-compliance and give the Company the opportunity to cure the non-compliance. In the past, the Company has been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of the franchises or defaults on the loan agreements. If the Company performs an economic analysis of the hotel and determines that it is not economically feasible to comply with a franchisor’s requirements, the Company will select an alternative franchisor, operate the hotel without a franchise affiliation or evaluate the hotel for potential sale. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including liquidated damages, and capital expenditures. The loan agreements generally prohibit the Company from operating a hotel without a franchise.

As of May 1, 2006, the Company has been notified that it was not in compliance with some of the terms of four of the franchise agreements and has received default and termination notices from franchisors with respect to an additional four hotels summarized as follows:
a)	Three hotels are held for sale. One of these hotels is in default of its franchise agreement for failure to complete the Property Improvement Plan (“PIP”). Two additional hotels are in default or non-compliance of the franchise agreement for not maintaining required guest satisfaction scores. Each of these hotels is in need of significant capital investment for which the Company does not anticipate an acceptable return on investment. The Company has entered into voluntary termination agreements with the franchisor regarding two of these hotels which will maintain the flag until the earlier of June 30, 2006 or until the Company sells the hotels.

b)	One hotel has received an extension to its default termination date until August 15, 2006. The franchisor has agreed to the planned renovations of two floors of guestrooms and guestroom corridors. This work has been completed and the management team and operations team are currently utilizing these improvements as well as operational enhancements to improve the guest satisfaction levels necessary to cure this default.

c)	Four hotels are in default or non-compliance of the franchise agreement because of substandard guest satisfaction or quality scores. The Company anticipates two of these hotels will earn “clean slate’ letters in August 2006 and August 2007, respectively. The Company anticipates that one of these hotels will be above the required threshold by the end of the period, however, this hotel must remain above the threshold until February 2008 to receive a clean slate letter. One of these hotels has entered into non-compliance due to a new measurement process implemented in January 2006 by the franchisor. The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure these failures through enhanced service, increased cleanliness, and product improvements by the required cure date. If the Company does not achieve scores above required thresholds by the designated date, the hotel will be subject to default of its franchise agreement. Each hotel will receive another opportunity to improve its scores before the hotel would be at risk of having its franchise agreement terminated.
The Company cannot be certain that it will be able to complete the action plans described above, which in aggregate are estimated to cost approximately $0.1 million. As of May 1, 2006, the entire estimated cost is reserved with the lenders. The Company believes it is in compliance with other franchise agreements in all material respects. While the Company can give no assurance that the steps taken to-date, and planned to be taken during the balance of 2006, will return the properties to full compliance, the Company believes that it will make significant progress and continues to give franchise agreement compliance a high level of attention. All of these hotels are part of the collateral security for $259.3 million of mortgage debt at May 1, 2006, due to cross-collateralization provisions.
In addition, as part of the bankruptcy reorganization proceedings, the Company entered into stipulations with each of the major franchisors setting forth a timeline for completion of capital expenditures for some of the hotels. However, as of May 1, 2006, the Company has not completed the required capital expenditure for six continuing operations hotels in accordance with the stipulations, and the Company estimates the cost of complying with these stipulations to be $2.0 million. As of May 1, 2006, approximately $1.9 million is deposited in escrow with the Company’s lenders to be applied to these capital expenditure obligations, pursuant to the terms of the respective loan agreements with these lenders. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement. The Company has scheduled or has begun renovations on four of these hotels, aggregating $1.4 million of the $2.0 million.
Letters of Credit
As of March 31, 2006, the Company had two irrevocable letters of credit totaling $3.9 million which were fully collateralized by cash. These letters of credit are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serve as guarantees for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in November 2006 and January 2007, but may be renewed beyond that date.

Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could cause a negative impact on its future financial condition and results of operations. As of March 31, 2006 and December 31, 2005, the Company had accrued $12.5 million and $12.4 million, respectively, for these liabilities.
There are other types of losses for which the Company cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds the Company’s insurance limits were to occur, the Company could lose both the revenues generated from the affected hotel and the capital that it has invested. The Company also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect the financial condition and results of operations.
The Company believes it maintains sufficient insurance coverage for the operation of the business.
Casualty losses and business interruption insurance
The Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL were damaged extensively in 2004 from the hurricanes that made landfall in the Southeastern United States. At December 31, 2005, the Company recorded an $11.7 million receivable for signed proofs of loss, representing $8.8 million of property damage proceeds and $2.9 million for business interruption proceeds. As of March 31, 2006, the Company had received all of the property damage proceeds and all but $38,000 of the business interruption proceeds that were accrued at December 31, 2005. Of the proceeds received in 2006, $4.2 million was forwarded to the lender for deposit into the Company’s escrow account. The Company receives reimbursements from the escrow account as operating and capital expenditures are incurred.
In 2005, the Company recorded business interruption proceeds for the September 2004 to November 2005 time period for the Crowne Plaza West Palm Beach, FL hotel and the September 2004 to December 2005 time period for the Crowne Plaza Melbourne, FL hotel. Although the Company recorded business interruption proceeds for this period, the total business interruption claims for 2005 are not yet finalized. Additionally, our business interruption coverage continues for the six months following the opening date of the hotel, to cover the revenue ramp-up and additional expense period. As a result, the insurance receipts for these periods will result in the recording of additional business interruption proceeds in 2006. The proceeds associated with these claims will be recorded when the amounts are finalized with insurance carriers, or when the funds are received.
During the three months ended March 31, 2006, the Company received insurance advances totaling $500,000 associated with an open mold policy claim at the Crowne Plaza West Palm Beach, FL hotel relating to the 2004 hurricane season, which has not yet been finalized. The advances were forwarded to the lender for deposit into the Company’s escrow account. The Company receives reimbursements from the escrow account as operating and capital expenditures are incurred.
On January 15, 2006, the Holiday Inn Marietta, GA suffered a major fire. One of the guest towers, containing 146 rooms, was severely damaged. One person died in the fire and a number of people were taken to local hospitals with injuries. The Company believes it has sufficient property and liability insurance coverage to reimburse the Company for property damage (subject to a $0.1 million deductible), including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others related to the fatality and other injuries. The hotel is currently closed, and management is working with its property insurance carrier to determine the repair costs.
Litigation
From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, management believes that all currently pending matters will be resolved without a material adverse effect on the Company’s results of operations or financial condition.

8. Subsequent Events
During April 2006, the Company sold its only remaining land parcel, located in Mt. Laurel, NJ, and also the Holiday Inn McKnight Road, PA for an aggregate sales price of $8 million. The proceeds were used for general corporate purposes.
As of May 1, 2006, the continuing operations portfolio consisted of 67 hotels and the discontinued operations portfolio consisted of six hotels.
Also in April 2006, the Company paid down $3.7 million of the outstanding debt balance payable to Merrill Lynch, and as a result, the Fairfield Inn Valdosta, GA and the Fairfield Inn Colchester, VT hotels are now unencumbered by debt. At May 1, 2006, 10 hotels were unencumbered by debt, representing 1,690 rooms.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2005.
Executive Overview
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, “Marriott”, and “Hilton”. As of March 31, 2006, we operated 74 hotels with an aggregate of 13,363 rooms, located in 28 states and Canada. Of the 74 hotels, 67 hotels, with an aggregate of 12,144 rooms, are part of our continuing operations, while seven hotels with an aggregate of 1,219 rooms, are held for sale and classified in discontinued operations. We consolidate all of these hotels in our financial statements.
Our portfolio of 74 hotels consisted of:
•	70 hotels that we wholly owned and operated through subsidiaries; and

•	four hotels that we operated in joint ventures in which we have a 50% or greater voting equity interest and exercise control.
Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We operate all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 46 of our hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operate 15 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operate another 11 hotels under other nationally recognized brands. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues increased $11 million, or 16.5% due to our continued strong growth in ADR and occupancy.

•	Direct operating expenses increased $3.7 million, or 14.2%, while other operating expenses increased $6.2 million, or 16.3%, driven primarily by strong revenue growth, costs associated with the reopening of the Crowne Plaza hotels in West Palm Beach and Melbourne, FL and higher payroll costs.

•	Net income attributable to common stock was $1.4 million in the first quarter of 2006 compared to a net loss of $7.1 million for the first quarter of 2005.
Overview of Discontinued Operations
As part of our portfolio improvement strategy and our efforts to reduce debt and interest costs, we sold 21 hotels, our only office building, and two land parcels between November 1, 2003 and March 31, 2006. Summarized below are certain financial data related to these sales:

(Unaudited in thousands)
Aggregate Sales Price	$97,586
Debt pay down (principal only)	$73,253
In accordance with SFAS No. 144, we have included the hotel assets sold, as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the Condensed Consolidated Statement of Operations. The assets held for sale at March 31, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2006 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2006, we recorded impairment charges of $7.2 million on assets held for sale.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives, and accordingly, from time to time, we could identify other assets for disposition.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred except as described below.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123(R) is generally similar to the approach described in SFAS 123; however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
We adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified-prospective transition method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain nonvested on the effective date. As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as a result, generally has not recognized compensation cost for employee stock options.
The impact of adopting SFAS 123(R) for the three months ended March 31, 2006 is summarized below (amounts in thousands, except per share data):

Income from continuing operations	$206
Income before income taxes	206
Net income	126
Basic and Diluted earnings per share	0.005
Income Statement Overview
The discussion below focuses on our 67 continuing operations hotels, for the three months ended March 31, 2006 and March 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended March 31, 2006 and March 31, 2005.
Revenues — Continuing Operations

	Three months ended
	March 31, 2006	March 31, 2005	Increase (decrease)
	(Unaudited in thousands)
Revenues:
Rooms	$59,791	$50,471	$9,320	18.5%
Food and beverage	15,439	13,725	1,713	12.5%
Other	2,342	2,399	(57)	(2.4)%

Total revenues	$77,572	$66,595	$10,976	16.5%

Occupancy	59.9%	58.9%		1.7%
ADR	$93.44	$81.65	$11.79	14.4%
RevPAR	$56.01	$48.12	$7.89	16.4%
Revenues during the first quarter of 2006 increased $11.0 million or 16.5% due to our continued strong growth in ADR and Occupancy in a number of our key markets as well as the successful reopening of two hotels which were closed for substantially all of 2005 because of hurricane repairs (Crowne Plaza West Palm Beach and Crowne Plaza Melbourne). Also positively impacting our first quarter success was the completion of renovation projects at eleven other hotels, which experienced displacement during the first quarter of 2005, and strong results at our Radisson New Orleans Airport Hotel, which benefited from strong occupancy levels for the majority of the first quarter.

Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation or hurricane repairs. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Estimated displacement on total revenues for the first quarter of 2005 for the Crowne Plaza West Palm Beach and Crowne Plaza Melbourne hotels totaled $5.4 million. The renovation of the eleven other hotels resulted in displaced total revenues of $1.1 million. The estimated displacement on total revenues for the first quarter of 2006 was $0.4 million.
On January 15, 2006, our Holiday Inn hotel in Marietta, GA suffered a major fire. The hotel is currently closed, and we are working with our property insurance carrier to determine the cost to rebuild. The estimated revenues lost for the first quarter of 2006 were $0.8 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended March 31, 2006 and March 31, 2005. To illustrate the impact of the two hotels closed due to hurricane damage and one hotel closed due to fire, the impact of the high occupancy levels at the Radisson New Orleans Airport hotel, the impact of renovations underway and completed, and the impact of branding, we have presented this information in seven different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.
In addition, these subsets indicate that our Marriott and Hilton branded hotels outperformed our IHG branded hotels. During the first quarter 2006 we had three hotels under renovation, all of which were IHG hotels. As a result, these three IHG hotels had 10,461 room nights out of service. This is an average of 116 rooms per day which represents approximately 13% of the available inventory at these three hotels. Capital expenditures for the three months ended March 31, 2006 for these three IHG hotels were $1.0 million. These renovations had a direct impact on the performance of these IHG hotels during the period.

Hotel	Room		Three Months Ended		Change/%
Count	Count		March 31, 2006	March 31, 2005	Change
67	12,144	All Continuing Operations

		Occupancy	59.9%	58.9%		1.7%
		ADR	$93.44	$81.65	$11.79	14.4%
		RevPAR	$56.01	$48.12	$7.89	16.4%

64	11,460	Continuing Operations less two hotels closed in 2005 due to hurricane damage & one closed in 2006 due to fire damage

		Occupancy	60.1%	58.9%		2.0%
		ADR	$91.53	$82.09	$9.44	11.5%
		RevPAR	$55.00	$48.36	$6.64	13.7%
		RevPAR Index	100.1%	97.9%		2.2%

63	11,216	Continuing Operations less Radisson New Orleans Airport hotel & two hotels closed in 2005 due to hurricane damage & one closed in 2006 due to fire damage

		Occupancy	59.3%	59.5%		(0.3%)
		ADR	$89.92	$82.41	$7.51	9.1%
		RevPAR	$53.35	$49.07	$4.28	8.7%
		RevPAR Index	98.8%	99.5%		(0.7%)

55	9,544	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one closed in 2006 due to fire damage and hotels under renovation in both the first quarter of 2005 and/or 2006
		Occupancy	60.3%	60.0%		0.5%
		ADR	$88.33	$81.54	$6.79	8.3%
		RevPAR	$53.27	$48.91	$4.36	8.9%
		RevPAR Index	101.3%	102.6%		(1.3%)

25	4,093	Hotels completing major renovations in 2004 and 2005
		Occupancy	66.7%	64.0%		4.2%
		ADR	$99.41	$83.34	$16.07	19.3%
		RevPAR	$66.31	$53.36	$12.95	24.3%
		RevPAR Index	103.8%	94.8%		9.5%

13	1,515	Marriott Hotels

		Occupancy	70.7%	69.5%		1.7%
		ADR	$99.73	$91.52	$8.21	9.0%
		RevPAR	$70.55	$63.57	$6.98	11.0%
		RevPAR Index	120.3%	124.4%		(3.3%)

4	777	Hilton Hotels

		Occupancy	61.0%	61.0%		—
		ADR	$104.42	$94.45	$9.97	10.6%
		RevPAR	$63.71	$57.63	$6.08	10.6%
		RevPAR Index	99.9%	99.6%		0.3%

39	7,656	IHG Hotels less two hotels closed in 2005 due to hurricane damage and one closed in 2006 due to fire damage
		Occupancy	59.4%	60.0%		(1.0%)
		ADR	$88.22	$80.79	$7.43	9.2%
		RevPAR	$52.42	$48.44	$3.98	8.2%
		RevPAR Index	98.6%	98.2%		0.4%

8	1,512	Other Brands and Independent Hotels
		Occupancy	52.3%	42.0%		24.5%
		ADR	$91.59	$66.61	$24.98	37.5%
		RevPAR	$47.87	$27.95	$19.92	71.3%
		RevPAR Index	88.4%	65.1%		35.8%

Lodgian’s competitive set RevPAR growth as compared to the industry has been trending positive over the past nine quarters which, we believe, is a result of the improving conditions in the markets in which we operate. As shown below, in the first quarter 2004 the markets in which Lodgian operates grew RevPAR at only 58.4% of the U.S. industry average. By the first quarter 2006, the markets in which Lodgian operates grew RevPAR at 102.0% of the U.S. industry average. We are encouraged that our markets are now behaving consistently with national averages as we complete our renovations and, as a result, we are poised to improve our RevPAR indices.
RevPAR in Markets in Which Lodgian Operates

Markets in
which Lodgian				Comp
Operates	Quarter	Comp Sets	Industry	Set/Industry
71	1st Qtr ’04	4.5%	7.7%	58.4%
71	2nd Qtr ’04	5.6%	8.6%	65.1%
71	3rd Qtr ’04	5.2%	6.4%	81.3%
71	4th Qtr ’04	7.6%	8.4%	90.5%
71	1st Qtr ’05	6.3%	7.2%	87.5%
71	2nd Qtr ’05	8.1%	8.3%	97.6%
71	3rd Qtr ’05	8.4%	8.3%	101.2%
69	4th Qtr ’05	10.0%	9.9%	101.0%
(A) 63	1st Qtr ’06	10.4%	10.2%	102.0%

(A)	The 63 hotels in the 1st quarter 2006 include the 67 hotels in our continuing operations portfolio less the hotels in West Palm Beach, FL; Melbourne, FL; Windsor, Ontario and Marietta, GA.
          Source: Smith Travel Research
Direct operating expenses — Continuing Operations

	Three months ended
	March 31, 2006	March 31, 2005	Increase (decrease)
	(Unaudited in thousands)
Direct operating expenses:
Rooms	$16,070	$14,115	$1,955	13.9%
Food and beverage	11,751	10,070	1,681	16.7%
Other	1,871	1,823	48	2.6%

Total direct operating expenses	$29,692	$26,008	$3,684	14.2%

% of total revenues	38.3%	39.1%
Direct operating expenses increased $3.7 million or 14.2%. Rooms expenses increased $2.0 million, or 13.9%. On a cost per occupied room (POR) basis, room expenses increased 10.0%, from $22.83 in the first quarter 2005 to $25.11 in the first quarter 2006. Room expenses were impacted by the following:

•	the reopening and ramp up expenses of the Crowne Plaza West Palm Beach, FL, the Crowne Plaza Melbourne, FL, and the Holiday Inn Clarksburg, WV, which reopened in late 2005 and early 2006.

•	annual wage increases and higher costs in room attendant and laundry services as a result of the brand-mandated improvements in guest room linen packages.
Food and beverage expenses increased $1.7 million, or 16.7%. The increase was a function of higher sales and higher costs associated with the ramp-up of the Crowne Plaza West Palm Beach, FL and Crowne Plaza Melbourne, FL hotels. Additionally, the higher costs were driven by increased food and beverage costs due primarily to higher fuel and commodity prices.
Other operating expenses remained fairly constant, increasing $48 thousand, or 2.6%.
Other operating expenses — Continuing Operations

	Three months ended
	March 31, 2006	March 31, 2005	Increase (decrease)
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$5,186	$5,196	$(10)	(0.2)%
Advertising and promotion	4,368	3,710	658	17.7%
Franchise fees	5,392	4,557	835	18.3%
Repairs and maintenance	4,394	3,843	551	14.3%
Utilities	5,240	4,583	657	14.3%
Other expenses	125	94	31	33.0%

Total other hotel operating expenses	24,705	21,983	2,722	12.4%
Property and other taxes, insurance and leases	5,539	5,271	268	5.1%
Corporate and other	4,894	4,421	473	10.7%
Casualty (gains) losses, net	188	104	84	80.8%
Depreciation and amortization	8,648	6,119	2,529	41.3%
Impairment of long-lived assets	204	97	107	110.3%

Total other operating expenses	$44,178	$37,995	$6,183	16.3%

% of total revenues	57.0%	57.1%
Other hotel operating costs increased $2.7 million or 12.4% in the first quarter 2006 as compared to the same period in 2005 due to the following factors:
•	Advertising and promotion costs increased $0.7 million or 17.7%, primarily due to the addition of sales personnel and sales programs to promote our newly renovated and reopened properties. Reopening expenses at the Crowne Plaza Hotels in West Palm Beach, FL and Melbourne, FL accounted for $0.2 million or 33% of this increase.

•	Franchise fees increased $0.8 million, or 18.3%, as a result of increased revenues. As a percentage of room revenues, 2006 franchise fees remained virtually unchanged year over year at approximately 9%.

•	Repairs and Maintenance increased $0.6 million or 14.3%. The reopening of the Crowne Plaza Hotels in West Palm Beach and Melbourne, FL accounts for 29.5% of this increase. The remainder of the increase is due to increases in payroll costs (up 4.1%, or 21% of the increase), automotive expenses (up 26%, or 17% of the total increase) and HVAC, Heating, Electrical and Equipment repairs (up 50%, or 42% of the total increase).

•	Utilities increased $0.7 million, or 14.3%, primarily as a result of significantly higher utility rates.
Property and other taxes, insurance and leases increased $0.3 million, or 5.1%, due in large part to higher insurance costs.
Corporate and other costs increased $0.5 million, or 10.7%, mainly as a result of the adoption of a formal management incentive plan, which was not in place during the first quarter of 2005.

Depreciation and amortization increased $2.5 million, or 41.3%, as a result of the completion of the renovation projects at several of our hotels.
Non-operating income (expenses) – Continuing Operations

	Three months ended
	March 31, 2006	March 31, 2005	Increase (decrease)
	(Unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$309	$171	$138	80.7%
Interest expense and other financing costs:
Other interest expense	(7,558)	(6,501)	1,057	16.3%
The $1.1 million increase in interest expense was primarily the result of $0.5 million of prepayment penalties and a $0.4 million decrease in capitalized interest as a result of fewer construction projects.
Results of Operations — Discontinued Operations
In January 2006, we surrendered two hotels (Holiday Inn Lawrence, KS and Holiday Inn Manhattan, KS) to a Trustee, pursuant to the settlement agreement entered into in August 2005. The surrender of these two hotels resulted in an aggregate loss on disposal of fixed assets of $6.1 million, which was recorded as impairment expense, and an aggregate gain on the extinguishment of debt of $10.9 million.
In March 2006, we sold the Fairfield Inn Jackson, TN for a gross sales price of $2.5 million and used $1.6 million of the net proceeds to pay down debt. The gain on the sale of the asset was $1.5 million.
Impairment was recorded on assets held for sale in the three months ended March 31, 2006 and March 31, 2005. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage our real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
During the first quarter of 2006, we recorded impairment charges totaling $7.2 million as follows:
a)	$3.8 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.3 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$0.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

d)	$0.4 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006; and

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006.
During the first quarter of 2005, we recorded impairment charges totaling $3.4 million as follows (amounts below are individually rounded):
a)	$1.6 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

b)	$1.0 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the lowered estimated selling price of the hotel;

c)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling of the land parcel;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL hotel to reflect the estimated selling costs of this sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property; and

e)	$0.3 million on the Holiday Inn Morgantown, WV hotel to reflect the reduced selling price and the additional charges to dispose of this hotel in February 2005.
Income Taxes
Because we reported net losses for federal income tax purposes, we paid no estimated federal income tax for the year ended December 31, 2005. At December 31, 2005, we had available net operating loss carryforwards of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024, excluding an estimated tax net loss of $8.7 million for the year ended December 31, 2005. In addition, our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2005, we had available Section 382 net operating loss carryforwards of approximately $17.9 million for federal income tax purposes, excluding an additional $8.3 million for the year ended December 31, 2005.
In 2006, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards and would not exceed the Section 382 limitation carryforwards.
Furthermore, at December 31, 2005, we established a valuation allowance of $118.2 million to fully offset our net deferred tax asset. Approximately $110.0 million of this balance is attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. For the three months ended March 31, 2006, we released approximately $0.9 million relating to these pre-emergence deferred tax assets, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid in capital in accordance with SOP 90-7.
EBITDA
We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation, amortization and impairment are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the term of their applicable agreements. We also believe that EBITDA provides pertinent information to investors and is an additional indicator of our operating performance.
The following table reconciles loss from continuing operations, a GAAP measure, to EBITDA from continuing operations, a non-GAAP measure, for the three months ended March 31, 2006 and March 31, 2005:

	Three months ended
	March 31, 2006	March 31, 2005

	(Unaudited in thousands)
Continuing operations:
Loss from continuing operations	$(2,074)	$(3,660)
Depreciation and amortization	8,648	6,119
Interest income	(309)	(220)
Interest expense	7,558	6,501
Benefit (provision) for income taxes - continuing operations	(1,477)	67

EBITDA from continuing operations	$12,346	$8,807

     Loss from continuing operations, and EBITDA from continuing operations, include the following items:

	Three months ended
	March 31, 2006	March 31, 2005

	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on our consolidated statements of operations	$3	$110
Impairment loss	204	97
Casualty losses — hurricane damage	188	104
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended March 31, 2006. The data was derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 67 hotels classified in continuing operations at March 31, 2006:

	Three Months Ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Unaudited in thousands)
Revenues:
Rooms	$59,791	$53,099	$61,168	$59,712	$50,471	$46,246	$57,542	$57,985
Food and beverage	15,439	16,130	15,443	17,488	13,725	17,322	15,245	17,632
Other	2,342	2,215	2,452	2,570	2,399	2,166	2,568	2,604

	77,572	71,444	79,063	79,770	66,595	65,734	75,355	78,221

Operating expenses:
Direct:
Rooms	16,070	15,214	16,320	16,040	14,115	14,165	16,146	14,841
Food and beverage	11,751	11,568	11,129	12,045	10,070	12,570	11,334	11,451
Other	1,871	1,828	1,878	1,988	1,823	1,712	1,884	1,902

	29,692	28,610	29,327	30,073	26,008	28,447	29,364	28,194

	47,880	42,834	49,736	49,697	40,587	37,287	45,991	50,027

Other operating expenses:
Other hotel operating costs	24,705	23,410	24,509	22,603	21,982	20,784	22,428	20,988
Property and other taxes, insurance and leases	5,539	4,684	5,504	5,380	5,271	4,619	5,052	4,770
Corporate and other	4,894	4,169	5,562	5,089	4,421	3,171	4,118	4,434
Casualty gains and losses	188	(31,251)	190	28	104	294	2,019	—
Depreciation and amortization	8,648	8,736	6,657	6,362	6,119	6,002	6,403	6,267
Impairment of long-lived assets	204	1,657	613	955	97	4,208	—	—

Other operating expenses	44,178	11,405	43,035	40,417	37,994	39,078	40,020	36,459

	3,702	31,429	6,701	9,280	2,593	(1,791)	5,971	13,568

Other income (expenses):
Business interruption insurance proceeds	—	1,772	6,094	1,729	—	—	—	—
Interest income and other	309	272	341	53	171	360	212	66
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	—	—	—	(866)	(4,233)
Other interest expense	(7,558)	(6,688)	(6,445)	(6,480)	(6,501)	(6,917)	(6,775)	(18,218)
Loss on preferred stock redemption	—	—	—	—	—	—	(4,471)	(1,592)

Income (loss) before income taxes and minority interest	(3,547)	26,785	6,691	4,582	(3,737)	(8,348)	(5,929)	(10,409)
Minority interests	(4)	(8,486)	(1,127)	(120)	145	406	503	(71)

Income (loss) before income taxes — continuing operations	(3,551)	18,299	5,564	4,462	(3,592)	(7,942)	(5,426)	(10,480)
(Provision) benefit for income taxes — continuing operations	1,477	(9,537)	(13)	(68)	(68)	259	(337)	(76)

Income (loss) from continuing operations	(2,074)	8,762	5,551	4,394	(3,660)	(7,683)	(5,763)	(10,556)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	5,909	(2,427)	4,158	(2,520)	(3,425)	(6,081)	2,026	3,309
Income tax benefit (provision)	(2,461)	1,469	—	—	—	—	—	—

(Loss) income from discontinued operations	3,448	(958)	4,158	(2,520)	(3,425)	(6,081)	2,026	3,309

Net income (loss)	1,374	7,804	9,709	1,874	(7,085)	(13,764)	(3,737)	(7,247)

Net income (loss) attributable to common stock	$1,374	$7,804	$9,709	$1,874	$(7,085)	$(13,764)	$(3,737)	$(7,247)

EBITDA Reconciliation of Continuing Operations
The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified as continuing operations as of March 31, 2006, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Unaudited in thousands)
Continuing operations:
Income (loss) from continuing operations	$(2,074)	$8,762	$5,551	$4,394	$(3,660)	$(7,683)	$(5,763)	$(10,556)
Depreciation and amortization	8,648	8,736	6,657	6,362	6,119	6,002	6,403	6,267
Interest income	(309)	(261)	(340)	(205)	(220)	(345)	(175)	(80)
Interest expense	7,558	6,688	6,445	6,480	6,501	6,917	6,775	18,218
Preferred stock dividends	—	—	—	—	—	—	866	4,233
Loss on preferred stock redemption	—	—	—	—	—	—	4,471	1,592
Provision (benefit) for income taxes - continuing operations	(1,477)	9,537	13	68	67	(259)	337	76

EBITDA from continuing operations	$12,346	$33,462	$18,326	$17,099	$8,807	$4,632	$12,914	$19,750

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three Months Ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$3	$(2)	$13	$52	$110	$61	$67	$135
Impairment loss	204	1,657	613	955	97	4,208	—	—
Casualty losses - 2004 and 2005 hurricane damage	188	(31,251)	190	28	104	294	2,019	—
Adjustments to bankruptcy claims reserves	—	—	—	—	—	(37)	—	—
Write-off (recovery) of receivable from non-consolidated hotel	—	1	(200)	946	—	—	—	—
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	170	—	—	—	—

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three months ended March 31, 2006 and March 31, 2005, by market segment and the capital expenditures for the three months ended March 31, 2006. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the first quarter of 2005;

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the first quarter of 2005; and

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage.

Combined Continuing and Discontinued Operations — 71 hotels (excludes 3 hotels)

	Capital expenditures
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006	March 31, 2005
	(in thousands $)
Upper Upscale
Number of properties	$225	4	4
Number of rooms		825	825
Occupancy		67.4%	67.0%
Average daily rate		$112.19	$100.25
RevPAR		$75.59	$67.17

Upscale
Number of properties	2,540	20	18
Number of rooms		3,660	3,185
Occupancy		69.8%	66.5%
Average daily rate		$103.58	$90.50
RevPAR		$72.32	$60.17

Midscale with Food & Beverage
Number of properties	4,289	37	39
Number of rooms		6,956	7,313
Occupancy		54.6%	55.3%
Average daily rate		$80.55	$74.31
RevPAR		$43.97	$41.08

Midscale without Food & Beverage
Number of properties	27	7	7
Number of rooms		821	821
Occupancy		59.7%	66.8%
Average daily rate		$78.45	$66.44
RevPAR		$46.85	$44.39

Economy
Number of properties	—	1	—
Number of rooms		126	—
Occupancy		41.5%	—
Average daily rate		$58.46	—
RevPAR		$24.23	—

Independent Hotels
Number of properties	9	2	3
Number of rooms		291	535
Occupancy		32.3%	29.8%
Average daily rate		$58.35	$59.09
RevPAR		$18.85	$17.62

All Hotels
Number of properties	7,090	71	71
Number of rooms		12,679	12,679
Occupancy		59.5%	58.5%
Average daily rate		$90.15	$79.96
RevPAR		$53.66	$46.79

Continuing Operations — 64 hotels (excludes 3 hotels and held for sale hotels)

	Capital expenditures
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006	March 31, 2005
	(in thousands $)
Upper Upscale
Number of properties	$225	4	4
Number of rooms		825	825
Occupancy		67.4%	67.0%
Average daily rate		$112.19	$100.25
RevPAR		$75.59	$67.17

Upscale
Number of properties	2,540	19	17
Number of rooms		3,385	2,910
Occupancy		70.9%	67.7%
Average daily rate		$105.33	$92.09
RevPAR		$74.63	$62.32

Midscale with Food & Beverage
Number of properties	3,208	33	35
Number of rooms		6,237	6,594
Occupancy		54.4%	55.3%
Average daily rate		$80.74	$76.26
RevPAR		$43.89	$42.21

Midscale without Food & Beverage
Number of properties	16	5	5
Number of rooms		596	596
Occupancy		65.8%	70.5%
Average daily rate		$82.65	$70.70
RevPAR		$54.40	$49.87

Economy
Number of properties	—	1	—
Number of rooms		126	—
Occupancy		41.5%	—
Average daily rate		$58.46	—
RevPAR		$24.23	—

Independent Hotels
Number of properties	9	2	3
Number of rooms		291	535
Occupancy		32.3%	29.8%
Average daily rate		$58.35	$59.09
RevPAR		$18.85	$17.62

All Hotels
Number of properties	5,998	64	64
Number of rooms		11,460	11,460
Occupancy		60.1%	58.9%
Average daily rate		$91.53	$82.09
RevPAR		$55.00	$48.36

The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn and SpringHill Suites by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Holiday Inn, Holiday Inn Select, and Quality Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn
Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio (including one hotel that we do not consolidate) for the three and nine months ended March 31, 2006 and March 31, 2005, by region and the capital expenditures for the three months ended March 31, 2006. The following tables exclude three of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the first quarter of 2005;

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the first quarter of 2005; and

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage.

Combined Continuing and Discontinued Operations — 71 hotels (excludes 3 hotels)

	Capital expenditures
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006	March 31, 2005
	(in thousands $)
Northeast Region
Number of properties	$3,126	27	27
Number of rooms		4,914	4,914
Occupancy		55.8%	57.2%
Average daily rate		$92.12	$85.33
RevPAR		$51.41	$48.81

Southeast Region
Number of properties	3,119	24	24
Number of rooms		3,965	3,965
Occupancy		58.7%	55.7%
Average daily rate		$84.31	$68.48
RevPAR		$49.52	$38.15

Midwest Region
Number of properties	359	13	13
Number of rooms		2,484	2,484
Occupancy		59.1%	55.8%
Average daily rate		$81.82	$76.95
RevPAR		$48.36	$42.95

West Region
Number of properties	487	7	7
Number of rooms		1,316	1,316
Occupancy		76.5%	77.1%
Average daily rate		$110.51	$94.15
RevPAR		$84.49	$72.57

All Hotels
Number of properties	7,090	71	71
Number of rooms		12,679	12,679
Occupancy		59.5%	58.5%
Average daily rate		$90.15	$79.96
RevPAR		$53.66	$46.79

Continuing Operations — 64 hotels (excludes 3 hotels and held for sale hotels)

	Capital expenditures
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006	March 31, 2005
	(in thousands $)
Northeast Region
Number of properties	$3,066	25	25
Number of rooms		4,651	4,651
Occupancy		56.9%	58.0%
Average daily rate		$92.94	$86.34
RevPAR		$52.89	$50.04

Southeast Region
Number of properties	2,088	20	20
Number of rooms		3,284	3,284
Occupancy		58.5%	54.9%
Average daily rate		$85.87	$71.87
RevPAR		$50.21	$39.45

Midwest Region
Number of properties	357	12	12
Number of rooms		2,209	2,209
Occupancy		59.4%	56.1%
Average daily rate		$82.41	$77.85
RevPAR		$48.92	$43.64

West Region
Number of properties	487	7	7
Number of rooms		1,316	1,316
Occupancy		76.5%	77.1%
Average daily rate		$110.51	$94.15
RevPAR		$84.49	$72.57

All Hotels
Number of properties	5,998	64	64
Number of rooms		11,460	11,460
Occupancy		60.1%	58.9%
Average daily rate		$91.53	$82.09
RevPAR		$55.00	$48.36
The regions in the tables above are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds of insurance claims relating primarily to damage caused by the 2004 and 2005 hurricanes, proceeds relating to the sale of assets and existing cash balances. Additionally, during the first quarter of 2006, we completed the refinance of five hotels, all of which had higher than current market rate mortgages, and received excess proceeds of $16.4 million.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At March 31, 2006, airline receivables represented approximately 13.8% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At March 31, 2006, we had seven hotels and one land parcel classified as held for sale.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, and to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors” of our Form 10-K for the year ended December 31, 2005.
We intend to continue to use our cash flow to make scheduled debt service payments, fund operations and capital expenditures, and build cash reserves. At this point in time, we do not intend to pay dividends on our common stock.
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
At March 31, 2006, we had working capital (current assets less current liabilities) of $41.9 million compared to $20.8 million at December 31, 2005. The increase in working capital was primarily the result of cash flows from operations of $15.5 million and the refinancings, which generated approximately $16.4 million of net proceeds in excess of the payoff of the old loans.
We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.
Our ability to meet our long-term cash needs is dependent on the continuation and extent of the recovery of the economy and the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy, and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor.

Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $15.5 million in the first quarter of 2006, compared with $2.2 million of cash in the first quarter of 2005. The increase in cash generated by operations is attributable to the improved performance of our hotel portfolio, the receipt of $7.5 million of insurance proceeds, and the reopening of two properties, which were damaged by hurricanes in 2004 and were closed throughout most of 2005.
Investing activities
Investing activities used $11.7 million of cash in the first quarter of 2006. Capital improvements in the first quarter of 2006 were $17.2 million. We received $2.1 million in proceeds from sale of assets in 2006. Additionally, in the first quarter of 2006, we withdrew $2.3 million from capital expenditure reserves with our lenders. In 2006, we were advanced $0.5 million for property damage claims related to a mold claim at our Crowne Plaza West Palm Beach, FL hotel. Also, in 2006, we collected $11.7 million in casualty and business interruption insurance proceeds associated with the Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL hotels, which were recorded as insurance receivable at December 31, 2005. In total, $4.7 million of the insurance proceeds received in 2006 were forwarded to our lenders for deposit into our capital expenditure reserves account.
Investing activities used cash of $2.0 million for the three months ended March 31, 2005. Capital expenditures of $19.7 million related primarily to capital improvements associated with our hurricane- damaged hotels and hotel renovation program. We received $9.0 million in proceeds from asset sales, and deposited $4.7 million into capital expenditure reserves. Additionally, we received $15.8 million in insurance advance proceeds for the hurricane damaged hotels in the first quarter 2005.
Financing activities
Financing activities provided cash of $15.0 million in the first quarter of 2006. In 2006, we refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds from these loans were used to paydown existing debt and for general corporate purposes. As a result of these refinancings, four hotels were unencumbered. We paid deferred loan costs of $1.2 million associated with these refinancings. Additionally, we made principal payments of $28.8 million, including the previously mentioned paydown.
We used $14.8 million of net cash in financing activities in the first quarter of 2005 for principal payments on our indebtedness and payments of deferred financing costs.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2005 and Notes 6 and 7 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.

Market Risk
We are exposed to interest rate risks on our variable rate debt. At March 31, 2006 and December 31, 2005, we had outstanding variable rate debt of approximately $106.3 million and $86.5 million, respectively, representing three loan agreements. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the three interest rate caps totaled $0.1 million and is recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense. As a result of having our three interest rate caps, we believe that our interest rate risk at March 31, 2006 and December 31, 2005 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of March 31, 2006 would be a reduction in net income of approximately $0.1 million.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of March 31, 2006 would be approximately $8.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, we determined there was a material weakness in the controls over the calculation of our income tax provision. As a result, we incorrectly released the valuation allowance established during fresh-start accounting against the income tax provision. As a result of that weakness, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As of March 31, 2006, we have performed an evaluation under the supervision and with participation from our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Although we have implemented certain controls to address the previously identified material weakness in the operation of internal controls over the calculation of our income tax provision, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to conclude that we had a material weakness in the effectiveness of internal control over financial reporting. Accordingly, based on our evaluation we have concluded that as of March 31, 2006 our disclosure controls and procedures were not effective.
During the quarter ended March 31, 2006, we refined our procedures over the determination and review of annual tax provisions through the re-assignment of responsibilities for certain tax personnel and the identification of outside resources for consultation on complex tax issues. We are continuing to evaluate additional controls and procedures for this area.
These changes in our internal control over financial reporting during the quarter ended March 31, 2006 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LODGIAN, INC.

	By:	/s/ EDWARD J. ROHLING

Date: May 9, 2006		Edward J. Rohling
President and
Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN

Date: May 9, 2006		James A. MacLennan
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

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

10.2
Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.

10.3
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

10.5
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

10.13
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

10.16
Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).

10.17
Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.18
Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.19
Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.20
Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.21
Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.22
Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.23
Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.24
2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.25
First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.)

Exhibit
Number	Description
10.26
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

10.28
Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.29
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

10.31
Amendment No. 3 to the Lodgian, Inc. 401(K) Plan dated April 28, 2005 (As Amended and Restated Effective as of September 1, 2003). (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.32
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