Form 10-Q
period 2006-06-30
LODGIAN INC
filed 2006-08-09
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period ended June 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2006

Common	24,556,262

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,435	$19,097
Cash, restricted	14,086	15,003
Accounts receivable (net of allowances: 2006 - $1,098; 2005 - $1,101)	11,578	8,054
Insurance receivable	1,127	11,725
Inventories	3,987	3,955
Prepaid expenses and other current assets	22,610	20,101
Assets held for sale	26,309	14,866

Total current assets	126,132	92,801

Property and equipment, net	586,925	606,862
Deposits for capital expenditures	19,163	19,431
Other assets	7,699	7,591

	$739,919	$726,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,676	$14,709
Other accrued liabilities	32,102	31,528
Advance deposits	2,291	1,914
Insurance advances	1,763	700
Current portion of long-term liabilities	16,491	18,531
Liabilities related to assets held for sale	13,806	4,610

Total current liabilities	80,129	71,992

Long-term liabilities	389,620	394,432

Total liabilities	469,749	466,424

Minority interests	11,357	11,217
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,689,820 and 24,648,405 issued at June 30, 2006 and December 31, 2005, respectively	247	246
Additional paid-in capital	320,938	317,034
Unearned stock compensation	—	(604)
Accumulated deficit	(64,265)	(69,640)
Accumulated other comprehensive income	2,756	2,234
Treasury stock, at cost, 75,258 and 21,633 shares at June 30, 2006 and December 31, 2005, respectively	(863)	(226)

Total stockholders’ equity	258,813	249,044

	$739,919	$726,685

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$68,926	$59,236	$128,499	$109,458
Food and beverage	19,636	17,435	35,022	31,104
Other	2,590	2,561	4,923	4,950

Total revenues	91,152	79,232	168,444	145,512

Operating expenses:
Direct:
Rooms	17,810	15,940	33,803	29,971
Food and beverage	13,487	12,011	25,203	22,042
Other	2,012	1,977	3,875	3,789

Total direct operating expenses	33,309	29,928	62,881	55,802

	57,843	49,304	105,563	89,710

Other operating expenses:
Other hotel operating costs	25,381	22,460	49,915	44,279
Property and other taxes, insurance, and leases	5,876	5,336	11,379	10,570
Corporate and other	5,524	5,068	10,407	9,477
Casualty (gains) losses, net	(248)	28	(60)	132
Depreciation and amortization	9,270	6,339	17,898	12,434
Impairment of long-lived assets	74	955	278	1,052

Total other operating expenses	45,877	40,186	89,817	77,944

	11,966	9,118	15,746	11,766

Other income (expenses):
Business interruption insurance proceeds	1,152	1,729	1,152	1,729
Interest income and other	848	54	1,157	225
Interest expense	(7,493)	(6,433)	(15,051)	(12,887)

Income before income taxes and minority interests	6,473	4,468	3,004	833
Minority interests (net of taxes, nil)	(136)	(120)	(140)	25
Provision for income taxes — continuing operations	(2,545)	(67)	(1,100)	(135)

Income from continuing operations	3,792	4,281	1,764	723

Discontinued operations:
Income (loss) from discontinued operations before income taxes	325	(2,407)	6,156	(5,933)
Provision for income taxes — discontinued operations	(116)	—	(2,545)	—

Income (loss) from discontinued operations	209	(2,407)	3,611	(5,933)

Net income (loss) attributable to common stock	$4,001	$1,874	$5,375	$(5,210)

Net income (loss) per share attributable to common stock:
Basic	$0.16	$0.08	$0.22	$(0.21)

Diluted	$0.16	$0.08	$0.22	$(0.21)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	Equity
				(Unaudited in thousands, except share data)
Balance, December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital	—	—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation	—	—	684	—	—	—	—	—	684
Issuance of restricted stock awards	12,413	1	160	—	—	—	—	—	161
Exercise of stock options	29,002	—	287	—	—	—	—	—	287
Repurchases of treasury stock	—	—	—	—	—	—	53,625	(637)	(637)
Realization of pre-emergence deferred tax asset	—	—	3,377	—	—	—	—	—	3,377
Other	—	—	—	—	—	—	—	—	—
Comprehensive income:	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5,375	—	—	—	5,375
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	522	—	—	522

Total comprehensive income	—	—	—	—	—	—	—	—	5,897

Balance, June 30, 2006	24,689,820	247	320,938	—	(64,265)	2,756	75,258	(863)	258,813

The comprehensive income for the three months ended June 30, 2006 was $4.5 million. The comprehensive loss for the three and six months ended June 30, 2005 was $1.8 million and $5.3 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2006	June 30, 2005
	($ in thousands)
Operating activities:
Net income (loss)	$5,375	$(5,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,963	13,650
Impairment of long-lived assets	8,234	6,327
Stock compensation expense	845	107
Deferred income taxes	3,377	—
Minority interests	140	(25)
Gain on asset dispositions	(1,483)	(2,003)
Gain on extinguishment of debt	(10,869)	—
Amortization of deferred financing costs	676	682
Other	202	(667)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,838)	(2,124)
Insurance receivable	5,945	(53)
Inventories	(480)	(199)
Prepaid expenses and other assets	(3,528)	(2,285)
Accounts payable	1,674	465
Other accrued liabilities	2,463	4,492
Advance deposits	340	811

Net cash provided by operating activities	27,036	13,968

Investing activities:
Capital improvements	(26,206)	(42,184)
Proceeds from sale of assets, net of related selling costs	9,404	12,908
Withdrawals (deposits) for capital expenditures	4,900	8,728
Insurance advances related to hurricanes	1,852	15,834
Net increase (decrease) in restricted cash	671	(3,757)
Other	(71)	(106)

Net cash used in investing activities	(9,450)	(8,577)

Financing activities:
Proceeds from issuance of long-term debt	44,954	3,200
Proceeds from exercise of stock options and issuance of common stock	287	—
Principal payments on long-term debt	(34,134)	(26,409)
Purchase of treasury stock	(543)	—
Payments of deferred financing costs	(870)	(174)
Other	10	—

Net cash provided by (used in) financing activities	9,704	(23,383)

Effect of exchange rate changes on cash	48	(8)

Net (decrease) increase in cash and cash equivalents	27,338	(18,000)
Cash and cash equivalents at beginning of period	19,097	36,234

Cash and cash equivalents at end of period	$46,435	$18,234

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$17,680	$13,784
Interest capitalized	117	1,047
Income taxes, net of refunds	590	162
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase (decrease)	10,195	(572)
Release of surplus accrual on final settlement of bankruptcy claims	—	(1,292)
Treasury stock repurchases traded, but not settled	94	—
Purchases of property and equipment on account	5,197	3,511
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of the number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, and “Marriott”. The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
In the second quarter of 2006, the Company signed a contract to sell its property in Jekyll Island, GA. The buyer intends to redevelop the property and has received approval of its preliminary development plans from the Jekyll Island Authority (the “Authority”). The sale is contingent upon, among other things, the Company’s demolition of the existing hotel and the approval of the buyer’s final development plans by the Authority. The sale is expected to occur prior to the end of 2006, although the buyer has certain extension rights that could extend the closing of the sale into the first quarter of 2007. Because the Company is required to demolish the building, the property is not deemed available for sale in its present condition. Accordingly, the held for sale criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), were not met and the property was reported in Continuing Operations as of June 30, 2006. The Company closed the hotel on June 1, 2006 to prepare for demolition. Pursuant to the terms of the purchase agreement with the buyer, the Company is entitled to receive a percentage of the newly developed hotel’s cash flow as well as the proceeds from an eventual sale of the property. However, the Company has no ownership interest in the newly developed hotel and has no further obligations associated with it.
As of June 30, 2006, the Company operated 72 hotels (excluding the Jekyll Island property) with an aggregate of 13,019 rooms, located in 28 states and Canada. Of the 72 hotels, 65 hotels, with an aggregate of 11,760 rooms, were part of continuing operations, while seven hotels with an aggregate of 1,259 rooms, were held for sale and classified in discontinued operations. The Company consolidated all of these hotels in its financial statements. The 72 hotels consisted of:
•	69 hotels that were wholly owned and operated through subsidiaries; and

•	three hotels that were operated in joint ventures in which the Company has a 50% or greater voting equity interest and exercises control.
As of June 30, 2006, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 44 of its hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 15 of its hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operated another 11 hotels under other nationally recognized brands.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and three joint ventures. The Company believes it has control of the joint ventures when it manages and has control of the joint ventures’ assets and operations. The Company reports the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest.
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
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and June 30, 2005 and cash flows for the six months ended June 30, 2006 and June 30, 2005. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
In the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), the Company reclassified certain prior period amounts to conform to the current period’s presentation. The Company also makes estimates and assumptions which affect:
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
The Company applied the modified prospective method, and accordingly, the financial statements for the three and six months ended June 30, 2005 will not reflect any restated amounts. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal year 2006, under those plans and consistent with SFAS 123.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
(Per-share amounts below are individually rounded)	(Unaudited in thousands, except per share data)
Income (loss) from continuing operations:
As reported	$4,281	$723
Add: Stock-based compensation expense included in net income	50	107
Deduct: Total pro forma stock-based employee compensation expense	(437)	(1,022)

Pro forma	3,894	(192)

Loss from discontinued operations:
As reported	(2,407)	(5,933)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	(2,407)	(5,933)

Net Income (loss) attributable to common stock:
As reported	1,874	(5,210)
Add: Stock-based compensation expense included in net income	50	107
Deduct: Total pro forma stock-based employee compensation expense	(437)	(1,022)

Pro forma	$1,487	$(6,125)

Basic earnings per common share

Income (loss) from continuing operations:
As reported	$0.17	$0.03
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.04)

Pro forma	0.16	(0.01)

Loss from discontinued operations:
As reported	(0.10)	(0.24)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	(0.10)	(0.24)

Net Income (loss) attributable to common stock:
As reported	0.08	(0.21)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.04)

Pro forma	$0.06	$(0.25)

Diluted earnings per common share

Income (loss) from continuing operations:
As reported	$0.17	$0.03
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.04)

Pro forma	0.16	(0.01)

Loss from discontinued operations:
As reported	(0.10)	(0.24)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	(0.10)	(0.24)

Net Income (loss) attributable to common stock:
As reported	0.08	(0.21)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	(0.02)	(0.04)

Pro forma	$0.06	$(0.25)

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
The following schedule summarizes the activity for the six months ended June 30, 2006:

			Available for Issuance
	Issued Under the Stock		Under the Stock
	Incentive Plan	Type	Incentive Plan
Available under the plan, less previously issued as of December 31, 2005			2,545,252
Issued January 31, 2006	12,413	restricted stock	2,532,839
Issued January 31, 2006	3,884	nonvested stock	2,528,955
Issued March 1, 2006	35,000	nonvested stock	2,493,955
Issued June 8, 2006	7,000	nonvested stock	2,486,955
Shares withheld from awards to satisfy tax withholding obligations	(4,719)		2,491,674
Options and nonvested shares forfeited January 1, 2006 - June 30, 2006	(29,496)		2,521,170

Issued from January 1, 2006 - June 30, 2006, net	24,082

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model.
Restricted Stock
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
Nonvested Stock
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
On June 8, 2006, the Company granted 7,000 shares of nonvested stock to Mark Linch, its new Senior Vice President of Capital Investment. The shares will vest in three equal annual installments beginning on June 8, 2007. The shares are valued at $11.78, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the three-year vesting period.

Performance-Based Stock
On April 27, 2006, the shareholders approved the adoption of the Lodgian, Inc. Executive Incentive Plan (“the Plan”). The Plan covers the years 2006 through 2008 and provides for cash and stock compensation awards upon achieving certain EBITDA or stock price targets. These targets are identical to those contained in the employment agreement between the Company and Edward J. Rohling, President and Chief Executive Officer, which was dated July 15, 2005.
The Plan provides for varying levels of nonvested stock awards based on a predetermined tier structure. If the base EBITDA target for nonvested stock awards is achieved for the 2006 plan year, the participants will receive a specified number of nonvested stock awards on March 15, 2007. These awards will vest in three equal annual installments beginning on March 15, 2008.
For the 2006 plan year, the base EBITDA target was considered, likely to be achieved. As a result, the Company recorded compensation expense of $37,000 in the second quarter of 2006. The recorded compensation expense was based on the assumed issuance of 71,000 shares of nonvested stock, with a weighted-average value of $12.65 per share.
A summary of the stock option, nonvested stock and restricted stock activity under the plan for the six months ended June 30, 2006 is as follows:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2005	593,894	$10.41
Granted	—	—
Exercised	(29,002)	9.99
Forfeited	(29,416)	10.16

Balance, June 30, 2006	535,476	$10.46

	Restricted Stock	Nonvested Stock
Balance, December 31, 2005	—	75,000
Granted	12,413	45,884
Forfeited	—	(80)
Withheld to satisfy tax obligations	(4,719)	—

Balance, June 30, 2006	7,694	120,804

($ in thousands)
Aggregate intrinsic value of stock options exercised	$124

The amount of cash received from the exercise of stock options during the six months ended June 30, 2006 was $0.3 million.
A summary of options outstanding and exercisable at June 30, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
		remaining life	average		average
Range of prices	Number	(in years)	exercise price	Number	exercise price
$7.83 to $9.39	243,829	8.8	$9.05	75,371	$9.05
$9.40 to $10.96	221,835	8.0	$10.50	137,969	$10.51
$10.97 to $15.66	69,812	7.1	$15.21	69,812	$15.21

	535,476	8.3	$10.46	283,152	$11.28

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$2,029
Compensation expense for the three and six months ended June 30, 2006 is summarized below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
		(Unaudited in thousands)
Stock Options	$209	$81	$415	$161
Nonvested Stock	131	51	235	91
Restricted Stock	—	—	161	62
Performance-Based Stock	37	14	37	14

Total	$377	$146	$848	$328

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of June 30, 2006 is as follows:

	Six Months Ended June 30, 2006
	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
Stock Options	$1,150	1.44
Nonvested Stock	833	1.67
Performance-Based Stock	835	3.74

Total	$2,818	2.47

The impact of the adoption of SFAS 123(R) is summarized below (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Income from continuing operations	$209	$415
Income before income taxes	209	415
Net income	128	254
Basic earnings per share	0.005	0.010
Diluted earnings per share	0.005	0.010

4. Treasury Stock
In January 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $61,000.
In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program. During the six months ended June 30, 2006, the company repurchased 48,906 shares at an aggregate cost of $0.6 million under this program. As of June 30, 2006, the Company had $14.4 million remaining under this program for future share repurchases. As of August 1, 2006, the Company had purchased an additional 58,300 shares at an aggregate cost of $0.7 million, bringing the total number of shares repurchased to 107,206. The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
In 2003, the Company implemented a portfolio improvement strategy to upgrade its hotel assets and reduce debt costs. As of December 31, 2005, the continuing operations portfolio consisted of 75 hotels (including one hotel that was not consolidated) and the discontinued operations portfolio consisted of three hotels and one land parcel. Between January 1, 2006 and June 30, 2006, the Company identified five additional hotels for sale. Additionally, the Company received an unsolicited offer for the University Plaza in Bloomington, IN and entered into an agreement to sell this hotel which is now included in the discontinued operations portfolio. The held for sale criteria of SFAS No. 144 were met. Accordingly, the hotel was included in discontinued operations as of June 30, 2006. The Company also surrendered two hotels to a Trustee, deeded the one hotel that was not consolidated to the lender and sold two hotels and one land parcel, as follows:
a)	Holiday Inn Lawrence, KS and Holiday Inn Manhattan, KS — In January 2006, the Company surrendered both hotels to a Trustee, pursuant to the settlement agreement entered into in August 2005. The surrender of these two hotels resulted in an aggregate loss on disposal of fixed assets of $6.1 million, which was recorded in the first quarter of 2006 as impairment expense, and an aggregate gain on the extinguishment of debt of $10.9 million.

b)	Holiday Inn City Center Columbus, OH — In February 2006, the Company’s minority-owned hotel was deeded to the lender. The Company had a 30% non-controlling equity interest in the partnership which owned the hotel, and as a result, the Company’s partnership interest was accounted for using the equity method of accounting. The hotel was not included in the discontinued operations portfolio. The Company’s investment in this subsidiary was written off in 2005 and the deeding of the hotel to the lender resulted in a net loss. Consequently, there was no impact on the consolidated financial results for the six months ended June 30, 2006.

c)	Fairfield Inn Jackson, TN — In March 2006, the Company sold the hotel for a gross sales price of $2.5 million and used $1.6 million of the net proceeds to pay down debt. The gain on the sale of the asset was $1.5 million.

d)	Holiday Inn (McKnight) Pittsburgh, PA – In April 2006, the Company sold the hotel for a gross sales price of $6.0 million which was used for general corporate purposes. Prior to the disposition, the Company recorded impairment charges of $0.4 million.

e)	Land parcel at Mount Laurel, NJ – In April 2006, the Company sold the land parcel for a gross sales price of $2.0 million which was used for general corporate purposes. Prior to the disposition, the Company recorded impairment charges of $1.0 million. Upon disposition, the Company recorded an additional impairment charge of $34,000.
Discontinued Operations
Management considers an asset to be held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are met:
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at June 30, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company engages real estate brokers to assist in determining the estimated selling price. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a hotel asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell. During the three months ended June 30, 2006 and June 30, 2005, the Company recorded impairment charges of $0.8 million and $1.8 million, respectively, on assets held for sale. During the six months ended June 30, 2006 and June 30, 2005, the Company recorded impairment charges of $8.0 million and $5.3 million, respectively, on assets held for sale.
The impairment of long-lived assets held for sale of $0.8 million recorded in the three months ended June 30, 2006 included the following (amounts below are individually rounded):
a)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the quarter, to reduce the carrying value to estimated selling price less costs to sell; and

b)	$36,000 related to various other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.
The impairment of long-lived assets held for sale of $8.0 million recorded in the six months ended June 30, 2006 included the following:
a)	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$0.5 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

d)	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

g)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

h)	$36,000 related to various other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.

The impairment of long-lived assets held for sale of $1.8 million recorded in the three months ended June 30, 2005 included the following (amounts below are individually rounded):
a)	an additional $0.6 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the reduced selling price of the hotel; and

b)	an additional $1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price of this hotel.
The impairment of long-lived assets held for sale of $5.3 million recorded in the six months ended June 30, 2005 included the following (amounts below are individually rounded):
a)	$1.6 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the reduced selling price of the hotel;

b)	$1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price of this hotel;

c)	$1.6 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land;

f)	$0.3 million on the Holiday Inn Morgantown, WV hotel to adjust for the further reduction in the estimated selling price of this hotel; and

g)	$ (0.1) million recovery on the Holiday Inn Austin, TX hotel related to insurance premium refunds.
Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of accounts payable, other accrued liabilities and long term debt. At June 30, 2006 the discontinued operations portfolio consisted of seven hotels — Fairfield Inn Colchester, VT, University Plaza Bloomington, IN, Crowne Plaza Cedar Rapids, IA, Quality Hotel Metairie, LA, Holiday Inn Valdosta, GA, Fairfield Inn Valdosta, GA, and Holiday Inn Sheffield, AL. Summary balance sheet information for discontinued operations is as follows:

	June 30, 2006	December 31, 2005
	(Unaudited in thousands)
Property and equipment, net	$24,190	$13,796
Other assets	2,119	1,070

Assets held for sale	$26,309	$14,866

Other liabilities	$5,018	$3,346
Long-term debt	8,788	1,264

Liabilities related to assets held for sale	$13,806	$4,610

In addition to the held-for-sale hotels listed above, the Holiday Inn Lawrence, KS, Holiday Inn Manhattan, KS and Fairfield Inn Jackson, TN hotels were included in the statement of operations for discontinued operations.
Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Unaudited in thousands)
Total revenues	$6,151	$14,451	$12,682	$26,231
Total expenses	(4,819)	(14,166)	(10,369)	(27,017)
Impairment of long-lived assets	(760)	(1,826)	(7,956)	(5,274)
Interest income and other	—	1	10	1
Interest expense and other financing costs	(240)	(868)	(563)	(1,877)
Gain on asset disposition	(7)	1	1,483	2,003
Gain on extinguishment of debt	—	—	10,869	—
Provision for income taxes	(116)	—	(2,545)	—

Income (loss) from discontinued operations	$209	$(2,407)	$3,611	$(5,933)

Discontinued operations were not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(Per-share amounts below are individually rounded)	(Unaudited in thousands, except per share data)
Numerator:
Income from continuing operations	$3,792	$4,281	$1,764	$723
Income (loss) from discontinued operations	209	(2,407)	3,611	(5,933)

Net Income (loss) attributable to common stock	$4,001	$1,874	$5,375	$(5,210)

Denominator:
Basic weighted average shares	24,634	24,573	24,635	24,573

Diluted weighted average shares	24,743	24,610	24,731	24,611

Basic income (loss) per common share:
Income from continuing operations	$0.15	$0.17	$0.07	$0.03
Income (loss) from discontinued operations	0.01	(0.10)	0.15	(0.24)

Net Income (loss) attributable to common stock	$0.16	$0.08	$0.22	$(0.21)

Diluted income (loss) per common share:
Income from continuing operations	$0.15	$0.17	$0.07	$0.03
Income (loss) from discontinued operations	0.01	(0.10)	0.15	(0.24)

Net Income (loss) attributable to common stock	$0.16	$0.08	$0.22	$(0.21)

The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 69,812 shares of common stock) and the assumed conversion of 51,000 shares of performance-based stock in the computation of diluted income per share for the three and six months ended June 30, 2006 because their inclusion would have been antidilutive. Additionally, the Company did not include the shares associated with the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three and six months ended June 30, 2005, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 458,499 and 126,249 shares of common stock, respectively) and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted loss per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of June 30, 2006, 63 of the 73 hotels (the 73 hotels include the Holiday Inn Jekyll Island, GA, which was closed on June 1, 2006, but is not encumbered) were pledged as collateral for long-term obligations. Certain mortgage notes are subject to a prepayment or yield maintenance penalty if the Company repays them prior to their maturity. Set forth below, by debt pool, is a summary of debt at June 30, 2006 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

	June 30, 2006			December 31, 2005
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at June 30, 2006
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. - Floating	16	$88,931	$61,871	$67,546	LIBOR plus 3.40%, capped at 9.4% (3)
Merrill Lynch Mortgage Lending, Inc. - Fixed	34	334,532	250,231	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. - Total	50	423,463	312,102	319,923

Other Financings
Computer Share Trust Company of Canada	1	16,699	8,012	7,838	7.88%
Column Financial, Inc.	—	—	—	10,337
Lehman Brothers Holdings, Inc.	4	46,337	15,370	22,398	$8,831 at 9.40%; $6,539 at 8.90%
JP Morgan Chase Bank	—	—	—	10,064
Wachovia	4	36,993	36,391	13,173	$9,929 at 6.03%; $3,144 at 5.78%;
					23,218 at 6.04%
IXIS	4	37,430	40,500	19,000	$19,000 at LIBOR plus 2.90%, capped at
					8.4%; $21,500 at LIBOR plus 2.95%,
					capped at 8.45%
Column Financial, Inc.	—	—	—	8,146

Total — other financing	13	137,459	100,273	90,956

	63	560,922	412,375	410,879	7.14% (1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,638	2,220
Other	—	—	1,017	1,151

	—	—	2,655	3,371

Property, plant and equipment - unencumbered	10	50,193	—	—

	73	611,115	415,030	414,250
Held for sale	(7)	(24,190)	(8,919)	(1,287)

Total June 30, 2006 (2)	66	$586,925	$406,111	$412,963

(1)	The 7.14% in the table above represents the weighted average annualized cost of debt at June 30, 2006, based on LIBOR of 5.346% as of June 30, 2006.

(2)	Long term debt obligations at June 30, 2006 and December 31, 2005 include the current portion.

(3)	This interest rate cap expired on June 30, 2006. Thereafter, the interest rate on this loan is capped at 9.4% until the loans maturity in January 2007.
Merrill Lynch Floating Rate Debt
The Merrill Lynch Floating Rate Debt (“Floating Rate Debt”) has an initial maturity of January 11, 2007. The Floating Rate Debt contains three one-year extension options. The first extension option is available to the Company if no defaults exist and the Company enters into a requisite interest rate cap agreement. The second and third extension options are available to the Company if no defaults exist, a minimum debt yield ratio of 13% is met, and minimum debt service coverage ratios of 1.3x for the second extension and 1.35x for the third extension are met. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if the Company opts to exercise each of the second and third extensions. No fee is payable for the first one-year extension. The Company is not currently in default and has the ability to enter into an interest rate cap agreement. The Company intends to either exercise its extension rights or refinance the Floating Rate Debt. Accordingly, the Company has continued to classify the Floating Rate Debt as a long-term liability.
Wachovia Bank Refinance
On February 1, 2006, the Company entered into two loan agreements with Wachovia Bank National Association for $17.4 million secured by the Crowne Plaza Worcester, MA hotel and $6.1 million secured by the Holiday Inn Express Palm Desert, CA hotel. Each loan has a five-year term and bears a fixed rate of interest of 6.04%. The proceeds of these loans were used to pay down the Column Financial debt and, as a result, six hotels were unencumbered. These hotels include the Radisson Phoenix, AZ, the Radisson New Orleans Airport Hotel Kenner, LA, the Holiday Inn Washington, PA, the Holiday Inn Santa Fe, NM, the Hilton Ft. Wayne, IN and the Crowne Plaza Coraopolis, PA hotels. These loan agreements are non-recourse to Lodgian, Inc. except in certain situations as set forth in the loan agreements.

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
Prior to entering into the loan agreement with IXIS, the Crowne Plaza Phoenix, AZ served as collateral under a loan agreement with Column Financial, Inc. Of the IXIS loan proceeds, $6.6 million was used to pay off the existing indebtedness under this Column Financial loan agreement. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.
At June 30, 2006, approximately 77% of the continuing operations mortgage debt (including current portion) bears interest at fixed rates and approximately 23% bears interest at floating rates. The Company has interest rate caps for its floating rate debt in an effort to limit its exposure to fluctuations in interest rates. The fair value of the interest rate caps as of June 30, 2006 was approximately $0.1 million. The fair value of the interest rate caps were reported on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 37% of total reservations during the six months ended June 30, 2006.
To obtain these franchise affiliations, the Company enters into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and six months ended June 30, 2006 and June 30, 2005 were as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Unaudited in thousands)
Continuing operations	$6,989	$5,398	$12,380	$9,955
Discontinued operations	422	987	861	1,786

	$7,411	$6,385	$13,241	$11,741

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with their current standards. The current franchise agreements terminate at various times and have differing remaining terms. For example, ten, nine and nine of the franchise agreements are scheduled to expire in 2006, 2007, and 2008, respectively. As franchise agreements expire, the Company may apply for franchise renewals or extensions to existing licenses. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
If the Company does not comply with the terms of a franchise agreement, following notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default under one or more of the loan agreements, and which could materially and adversely affect the Company. Prior to terminating a franchise agreement, franchisors are required to notify the Company of the areas of non-compliance and give the Company the opportunity to cure the non-compliance. In the past, the Company has been able to cure most cases of non-compliance and most defaults within the cure periods, and those events of non-compliance and defaults did not cause termination of the franchises or defaults on the loan agreements. Upon performing a return on investment analysis, the Company will determine the appropriate course of action, including, selecting an alternative franchisor, operating the hotel without a franchise affiliation, or evaluating the hotel for potential sale. The loan agreements generally prohibit the Company from operating a hotel without a franchise.
As of August 1, 2006, the Company has been notified that it was not in compliance with some of the terms of seven of its franchise agreements and has received default and termination notices from franchisors with respect to an additional four hotels, summarized as follows:
a)	One hotel is held for sale. This hotel is in default of its franchise agreement for failure to complete the Property Improvement Plan (PIP).

b)	One hotel has received an extension to its default termination date until August 15, 2006. The franchisor has agreed to the planned renovations of two floors of guestrooms and guest room corridors. This work has been completed and the management team and operations team are currently utilizing these improvements as well as operational enhancements to improve the guest satisfaction levels necessary to cure this default. We are in communication with the franchisor on further extensions to this default termination date.

c)	Two hotels are in default or non-compliance of their franchise agreement because of substandard guest satisfaction scores. The Company anticipates that both of these hotels will earn “clean slate” letters in August 2006 and August 2007, respectively.

d)	Seven hotels are in default or non-compliance of their franchise agreement because of substandard guest satisfaction scores. Five of these hotels will enter into non-compliance status in August based on a new scoring methodology imposed by the franchisor. The Company anticipates that the remaining two hotels will not be above the required threshold by the termination date. If the Company does not achieve scores above required thresholds by the designated date at these two hotels, the hotels could be subject to termination of the franchise agreements; The Company is negotiating with the franchisors to receive additional extensions to cure these defaults, and the franchisors have demonstrated a strong desire and willingness to continue working with the Company to cure these issues. The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these default or non-compliance issues through enhanced service, increased cleanliness, and product improvements by the required cure date.
The Company cannot be certain that it will be able to complete the action plans described above, which in aggregate are estimated to cost approximately $0.7 million for the capital improvements portion of the action plans. As of August 1, 2006, the entire estimated cost is reserved with the lenders. The Company believes it is in compliance with other franchise agreements in all material respects. While the Company can give no assurance that the steps taken to-date, and planned to be taken during the balance of 2006, will return the properties to full compliance, the Company believes that it will make significant progress and continues to give franchise agreement compliance a high level of attention. All of these hotels are part of the collateral security for $311.3 million of mortgage debt at August 1, 2006, due to cross-collateralization provisions within certain debt agreements.
In addition, as part of the bankruptcy reorganization proceedings, the Company entered into stipulations with each of the major franchisors setting forth a timeline for completion of capital expenditures for some of its hotels. As of August 1, 2006, the Company had not completed the required capital expenditures for six continuing operations hotels in accordance with the stipulations. As of August 1, 2006, approximately $2.0 million was deposited in escrow with the Company’s lenders to be applied to these capital expenditure obligations, pursuant to the terms of the respective loan agreements with these lenders. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement. The Company is in the process of evaluating the costs to complete the renovations on five of these hotels and believes the escrow and cash balances are sufficient to cover the costs of renovation.
Letters of Credit
As of June 30, 2006, the Company had two irrevocable letters of credit totaling $3.9 million which were fully collateralized by cash. The cash, which collateralizes these letters of credit, is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serve as guarantees for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in November 2006 and January 2007, but may be renewed beyond that date.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. As of June 30, 2006 and December 31, 2005, the Company had accrued $12.4 million for these liabilities.
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

During the six months ended June 30, 2006, the Company:
•	received all of the property damage proceeds and all but $38,000 of the business interruption proceeds that were accrued at December 31, 2005 for the Crowne Plaza West Palm Beach and Melbourne, FL hotels. Of the proceeds received in 2006, $4.2 million was forwarded to the lender for deposit into the Company’s escrow account. The Company receives reimbursements from the escrow account as operating and capital expenditures are incurred.

•	recorded a $0.7 million receivable for signed proofs of loss associated with the 2005 business interruption claims at the Crowne Plaza West Palm Beach, FL.

•	received insurance advances totaling $0.5 million associated with an environmental insurance policy claim at the Crowne Plaza West Palm Beach, FL relating to the 2004 hurricane season, which has not yet been finalized. The advances were forwarded to the lender for deposit into the Company’s escrow account.

•	received a $0.4 million settlement for a property damage claim at the Holiday Inn Clarksburg, WV, where a water main ruptured in October 2005. The hotel was closed until January 31, 2006. The property damage proceeds were forwarded to the lender for deposit into the Company’s escrow account. The Company also received business interruption proceeds totaling $0.5 million for the October through December 2005 time period.

•	received $0.6 million and $0.8 million of advances associated with the hurricane-related property damage claims at the Radisson Kenner, LA and Quality Inn Metairie, LA, respectively.
Our business interruption coverage continues for the six months following the opening dates of the hotels, to cover the revenue ramp-up period. As a result, the insurance receipts for these periods will result in the recording of additional business interruption proceeds in 2006. The proceeds associated with these claims will be recorded when the amounts are finalized with insurance carriers.
On January 15, 2006, the Holiday Inn Marietta, GA suffered a major fire. One of the guest towers, containing 146 rooms, was severely damaged. One person died in the fire and a number of people were taken to local hospitals with injuries. The Company believes it has sufficient property and liability insurance coverage to reimburse the Company for property damage (subject to applicable deductibles), including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others related to the fatality and other injuries. The Company has filed a claim for business interruption damages with its insurer. The hotel is currently closed, and management is working with its property insurance carrier to determine the repair costs.
Litigation
From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, management believes that all currently pending matters will be resolved without a material adverse effect on the Company’s results of operations or financial condition.
9. Income Taxes
Because the Company reported net losses for federal income tax purposes, the Company paid no estimated federal income tax for the year ended December 31, 2005. At December 31, 2005, the Company had available net operating loss carryforwards of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024, excluding an estimated tax net loss of $8.7 million for the year ended December 31, 2005. In addition, the 2002 reorganization under Chapter 11 and the 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2005, the Company had available Section 382 net operating loss carryforwards of approximately $17.9 million for federal income tax purpose, excluding an additional $8.3 million for the year ended December 31, 2005.
In 2006, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards and would not exceed the Section 382 limitation carryforwards.
Furthermore, at December 31, 2005, the Company established a valuation allowance of $118.2 million to fully offset the net deferred tax asset. Approximately $110.0 million of this balance is attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. For the three and six months ended June 30, 2006, the Company released approximately $2.5 and $3.4 million, respectively, relating to these pre-emergence deferred tax assets, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid in capital in accordance with SOP 90-7.
10. Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
11. Subsequent Events
In July 2006, the Fairfield Inn Colchester, VT, and the Fairfield Inn Valdosta, GA became independent hotels. Both of these hotels are included in the discontinued operations portfolio. As of August 1, 2006, the Company operated all but four of its hotels under franchises obtained from nationally recognized hospitality franchisors.
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
Executive Overview
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2006 Green Book issue published in December 2005. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, and “Marriott”. Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
As of June 30, 2006, we operated 72 hotels with an aggregate of 13,019 rooms, located in 28 states and Canada. Of the 72 hotels, 65 hotels, with an aggregate of 11,760 rooms, were part of our continuing operations, while seven hotels with an aggregate of 1,259 rooms, were held for sale and classified in discontinued operations. We consolidated all of these hotels in our financial statements.
Our portfolio of 72 hotels consisted of:
•	69 hotels that are wholly owned and operated through subsidiaries; and

•	three hotels that are operated in joint ventures in which we have a 50% or greater voting equity interest and exercise control.
As of June 30, 2006, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 44 of our hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 15 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operated another 11 hotels under other nationally recognized brands.
In July 2006, the Fairfield Inn Colchester, VT, and the Fairfield Inn Valdosta, GA became independent hotels. Both of these hotels are included in the discontinued operations portfolio. As of August 1, 2006, the Company operated all but four of its hotels under franchises obtained from nationally recognized hospitality franchisors.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues increased $11.9 million, or 15.0%, due to our continued strong growth in ADR and occupancy as well as the reopening of two hotels which were closed in 2005 due to hurricane damage, and the completion of various renovation projects which resulted in displaced revenues in 2005. These increases were partially offset by the closure of our Jekyll Island and Marietta, GA properties.

•	Direct operating expenses increased $3.4 million, or 11.3%, while other operating expenses increased $5.7 million, or 14.2%, driven primarily by strong revenue growth, the reopening of our two hurricane-damaged hotels, higher property insurance premiums, and $1.0 million of certain costs associated with the closure and pending sale of our Jekyll Island property (see below).

•	Net income attributable to common stock increased $2.1 million from $1.9 million in the second quarter of 2005 to $4.0 million in the second quarter of 2006.
In the second quarter of 2006, the Company signed a contract to sell its property in Jekyll Island, GA. The buyer intends to redevelop the property and has received approval of its preliminary development plans from the Jekyll Island Authority (the “Authority”). The sale is contingent upon, among other things, the Company’s demolition of the existing hotel and the approval of the buyer’s final development plans by the Authority. The sale is expected to occur prior to the end of 2006, although the buyer has certain extension rights that could extend the closing of the sale into the first quarter of 2007. Because the Company is required to demolish the building, the property is not deemed available for sale in its present condition. Accordingly, the held for sale criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), were not met and the property was reported in Continuing Operations as of June 30, 2006. The Company closed the hotel on June 1,

2006 to prepare for demolition. Several costs, totaling $1.0 million, associated with the closure and pending sale of the property were incurred during the second quarter of 2006 and were included in income from continuing operations, including:
•	$0.6 million of liquidated damages payable to the franchisor, of which 50% is expected to be reimbursed by the buyer in accordance with the terms of the contract;

•	$0.2 million of accelerated depreciation expense as a result of the pending demolition of the building; and,

•	$0.2 million of other costs related to the closure/sale including legal fees, write-off of various prepaid and deferred asset balances, and the write-off of costs associated with the disposal and/or removal of certain fixed assets and inventories.
Pursuant to the terms of the purchase agreement with the buyer, the Company is entitled to receive a percentage of the newly developed hotel’s cash flow as well as the proceeds from an eventual sale of the property. However, the Company has no ownership interest in the newly developed hotel and has no further obligations associated with it.
Overview of Discontinued Operations
As part of our portfolio improvement strategy and our efforts to reduce debt and interest costs, we sold 22 hotels, our single office building, and three land parcels between November 1, 2003 and June 30, 2006. Summarized below are certain financial data related to these sales:

($ in thousands)
Aggregate Sales Price	$105,586
Debt pay down (principal only)	73,253
In accordance with SFAS No. 144, we have included the results of operations for the hotel assets sold, as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the Condensed Consolidated Statement of Operations. The assets held for sale at June 30, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2006 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three and six months ended June 30, 2006, we recorded impairment charges of $0.8 million and $8.0 million on assets held for sale.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not meet the held for sale criteria in SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives, and accordingly, from time to time, we could identify other assets for disposition.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123(R) is generally similar to the approach described in SFAS 123; however, SFAS 123(R) requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
The impact of adopting SFAS 123(R) for the three and six months ended June 30, 2006 is summarized below (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Income from continuing operations	$209	$415
Income before income taxes	209	415
Net income	128	254
Basic earnings per share	0.005	0.010
Diluted earnings per share	0.005	0.010
Income Statement Overview
The discussion below focuses on our 66 continuing operations hotels (including the Holiday Inn Jekyll Island, GA, which closed on June 1, 2006), for the three months ended June 30, 2006 and June 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended June 30, 2006 and June 30, 2005.
Revenues — Continuing Operations

	Three months ended
	June 30, 2006	June 30, 2005	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$68,926	$59,236	$9,690	16.4%
Food and beverage	19,636	17,435	2,201	12.6%
Other	2,590	2,561	29	1.1%

Total revenues	$91,152	$79,232	$11,920	15.0%

Occupancy	68.4%	67.0%		2.1%
ADR	$94.58	$84.74	$9.84	11.6%
RevPAR	$64.74	$56.76	$7.98	14.1%
Revenues during the second quarter of 2006 increased $11.9 million or 15% due to our continued strong growth in ADR and occupancy in a number of our key markets as well as the reopening of two hotels which were closed for substantially all of 2005 because of hurricane repairs (Crowne Plaza West Palm Beach, FL and Crowne Plaza Melbourne, FL). Additionally, the second quarter of 2006 was positively impacted by the completion of renovation projects at eight other hotels which experienced displacement during the second quarter of 2005, and strong results at our Radisson New Orleans Airport Hotel, which benefited from strong occupancy levels.
Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation or hurricane repairs. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Estimated displacement on total revenues for the second quarter of 2005 for the Crowne Plaza West Palm Beach and Crowne Plaza Melbourne hotels totaled $3.9 million. The renovation of the eight other hotels resulted in displaced total revenues of $1.4 million. Accordingly, the estimated displacement on total revenues for the second quarter of 2005 was $5.3 million. There was no displacement for the second quarter of 2006.

On January 15, 2006, our Holiday Inn hotel in Marietta, GA suffered a major fire. The hotel is currently closed, and we are working with our property insurance carrier to determine the cost to rebuild. The estimated revenues lost for the second quarter of 2006 were $1.0 million. We have filed a claim for business interruption damages with our insurer.
As previously discussed, we closed our Holiday Inn hotel in Jekyll Island, GA on June 1, 2006 to prepare for the upcoming demolition and sale. As a result, this hotel did not generate revenues in the month of June 2006.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended June 30, 2006 and June 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage, one hotel closed due to fire and one hotel closed for demolition, the impact of the high occupancy levels at the Radisson New Orleans Airport hotel, the impact of renovations underway and completed, and the impact of branding, we have presented this information in seven different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.
In addition, these subsets indicate that our IHG branded hotels are performing comparably to our Marriott branded hotels. The recent renovations at our IHG hotels had a direct impact on the performance of these hotels during the period.

Hotel	Room		Three Months Ended
Count	Count		June 30, 2006	June 30, 2005	Change/% Change
66	11,958	All Continuing Operations

		Occupancy	68.4%	67.0%		2.1%
		ADR	$94.58	$84.74	$9.84	11.6%
		RevPAR	$64.74	$56.76	$7.98	14.1%

62	11,076	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one closed in 2006 for demolition

		Occupancy	68.7%	67.4%		1.9%
		ADR	$93.34	$85.12	$8.22	9.7%
		RevPAR	$64.09	$57.35	$6.74	11.8%
		RevPAR Index	95.5%	91.9%		3.9%

61	10,832
Continuing Operations less Radisson New Orleans Airport hotel, two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition

		Occupancy	68.9%	67.7%		1.8%
		ADR	$92.57	$85.47	$7.10	8.3%
		RevPAR	$63.78	$57.88	$5.90	10.2%
		RevPAR Index	95.5%	92.6%		3.1%

51	8,725
Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage, one hotel closed in 2006 for demolition and hotels under renovation in both the first quarter 2005 and/or 2006

		Occupancy	68.1%	68.9%		-1.2%
		ADR	$90.76	$84.56	$6.20	7.3%
		RevPAR	$61.83	$58.27	$3.56	6.1%
		RevPAR Index	96.2%	96.5%		-0.3%

25	4,093	Hotels completing major renovations in 2004 and 2005

		Occupancy	72.6%	68.8%		5.5%
		ADR	$100.98	$86.81	$14.17	16.3%
		RevPAR	$73.34	$59.75	$13.59	22.7%
		RevPAR Index	100.3%	89.0%		12.7%

13	1,515	Marriott Hotels

		Occupancy	77.3%	77.2%		0.1%
		ADR	$104.02	$93.95	$10.07	10.7%
		RevPAR	$80.45	$72.55	$7.90	10.9%
		RevPAR Index	116.1%	113.7%		2.1%

4	777	Hilton Hotels

		Occupancy	68.7%	71.3%		-3.6%
		ADR	$104.19	$96.77	$7.42	7.7%
		RevPAR	$71.54	$68.99	$2.55	3.7%
		RevPAR Index	96.1%	94.4%		1.8%

38	7,458	IHG Hotels less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition

		Occupancy	69.0%	67.5%		2.2%
		ADR	$91.64	$84.50	$7.14	8.4%
		RevPAR	$63.21	$57.06	$6.15	10.8%
		RevPAR Index	92.8%	88.9%		4.4%

7	1,326	Other Brands and Independent Hotels

		Occupancy	57.0%	53.0%		7.5%
		ADR	$80.71	$65.69	$15.02	22.9%
		RevPAR	$45.98	$34.82	$11.16	32.1%
		RevPAR Index	85.0%	77.5%		9.7%

Lodgian’s competitive set RevPAR growth as compared to the industry has been trending positive in relation to the first quarter of 2004 which, we believe, is a result of the improving conditions in the markets in which we operate. As shown below, in the first quarter 2004 the markets in which Lodgian operates (competitive set) grew RevPAR at only 58.4% of the U.S. industry average. By the second quarter 2006, the markets in which Lodgian operates grew RevPAR at 96.4% of the U.S. industry average. We are encouraged that our markets are now behaving consistently with national averages as we complete our renovations and, as a result, we are poised to improve our RevPAR indices.
RevPAR in Markets in Which Lodgian Operates

			Lodgian		Lodgian
	Markets in which		Competitive		Competitive
	Lodgian Operates	Quarter	Set	Industry	Set/Industry
	71	1st Qtr ’04	4.5%	7.7%	58.4%
	71	2nd Qtr ’04	5.6%	8.6%	65.1%
	71	3rd Qtr ’04	5.2%	6.4%	81.3%
	71	4th Qtr ’04	7.6%	8.4%	90.5%
	71	1st Qtr ’05	6.3%	7.2%	87.5%
	71	2nd Qtr ’05	8.1%	8.3%	97.6%
	71	3rd Qtr ’05	8.4%	8.3%	101.2%
	69	4th Qtr ’05	10.0%	9.9%	101.0%
	63	1st Qtr ’06	10.4%	10.2%	102.0%
(A)	61	2nd Qtr ’06	8.0%	8.3%	96.4%

(A)    The 61 hotels in the 2nd quarter 2006 include the 66 hotels in our continuing operations portfolio less the hotels in Windsor, Canada; Marietta, GA; West Palm Beach, FL; Melbourne, FL and Jekyll Island, GA.
          Source: Smith Travel Research
Direct operating expenses — Continuing Operations

	Three months ended				% of total revenues
	June 30, 2006	June 30, 2005	Increase (decrease)		June 30, 2006	June 30, 2005
	(unaudited in thousands)
Direct operating expenses:
Rooms	$17,810	$15,940	$1,870	11.7%	19.5%	20.1%
Food and beverage	13,487	12,011	1,476	12.3%	14.8%	15.2%
Other	2,012	1,977	35	1.8%	2.2%	2.5%

Total direct operating expenses	$33,309	$29,928	$3,381	11.3%	36.5%	37.8%

Direct operating margin (by revenue source):
Rooms	$51,116	$43,296	$7,820	18.1%
Food and beverage	6,149	5,424	725	13.4%
Other	578	584	(6)	(1.0)%

Total direct operating margin	$57,843	$49,304	$8,539	17.3%

Direct operating margin % (by revenue source):
Rooms	74.2%	73.1%
Food and beverage	31.3%	31.1%
Other	22.3%	22.8%

Total direct operating margin	63.5%	62.2%

Direct operating expenses increased $3.4 million, or 11.3%, but decreased as a percentage of total revenues from 37.8% in 2005 to 36.5% in 2006. We experienced an improvement in direct operating margin, up 130 basis points from 62.2% in the second quarter of 2005 to 63.5% in the second quarter of 2006.
Rooms expenses increased $1.9 million, or 11.7%. On a cost per occupied room (POR) basis, rooms expenses increased 7.2%, from $22.80 in the second quarter of 2005 to $24.44 in the second quarter of 2006. Rooms expenses were impacted primarily by the following:
•	Higher fee-based expenses, including reservations, travel agent and credit card commissions, due to the 11.6% growth in ADR.

•	Higher payroll costs, up 3.2% on a POR basis.

•	Increased linen costs associated with certain brand-mandated upgrades.
As a percentage of total revenues, rooms expenses decreased 60 basis points from 20.1% in 2005 to 19.5% in 2006.
Food and beverage expenses increased $1.5 million, or 12.3%, driven by the growth in revenues. The direct operating margin for food and beverage improved 20 basis points from 31.1% to 31.3%. Food and beverage expenses as a percentage of total revenues decreased 40 basis points to 14.8% year over year.
Other direct operating expenses remained fairly constant, increasing $35,000, or 1.8%.
Other operating expenses and operating income — Continuing Operations

	Three months ended				% of total revenues
	June 30, 2006	June 30, 2005	Increase (decrease)		June 30, 2006	June 30, 2005
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$5,079	$4,880	$199	4.1%	5.6%	6.2%
Advertising and promotion	4,010	3,788	222	5.9%	4.4%	4.8%
Franchise fees	6,989	5,398	1,591	29.5%	7.7%	6.8%
Repairs and maintenance	4,702	4,301	401	9.3%	5.2%	5.4%
Utilities	4,545	4,007	538	13.4%	5.0%	5.1%
Other expenses	56	86	(30)	(34.9)%	0.1%	0.1%

Total other hotel operating expenses	25,381	22,460	2,921	13.0%	27.8%	28.3%

Property and other taxes, insurance and leases	5,876	5,336	540	10.1%	6.4%	6.7%
Corporate and other	5,524	5,068	456	9.0%	6.1%	6.4%
Casualty (gains) losses, net	(248)	28	(276)	(985.7)%	(0.3)%	n/m
Depreciation and amortization	9,270	6,339	2,931	46.2%	10.2%	8.0%
Impairment of long-lived assets	74	955	(881)	(92.3)%	0.1%	1.2%

Total other operating expenses	$45,877	$40,186	$5,691	14.2%	50.3%	50.7%

Total operating expenses	$79,186	$70,114	$9,072	12.9%	86.9%	88.5%

Operating income	$11,966	$9,118	$2,848	31.2%	13.1%	11.5%

Operating income increased $2.8 million, or 31.2%, in spite of the costs associated with the closure of our Jekyll Island hotel in preparation for the demolition and pending sale of the property. Operating income margin increased 160 basis points, from 11.5% in 2005 to 13.1% in 2006.
Other hotel operating expenses increased $2.9 million, or 13.0%, in the second quarter 2006 as compared to the same period in 2005. While the overall dollar amount increased, other hotel operating expenses decreased as a percent of total revenues from 28.3% in 2005 to 27.8% in 2006. The increase in other hotel operating costs was due to the following factors:
•	Franchise fees increased $1.6 million, or 29.5%. As a percentage of revenues, franchise fees increased 90 basis points from 6.8% to 7.7%. $0.6 million of the increase was due to liquidated damages payable to the franchisor in conjunction with the closure and pending sale of our Jekyll Island property. The remaining increase was driven by higher revenues.

•	Utilities increased $0.5 million, or 13.4% (8.9% on a cost POR basis), primarily as a result of significantly higher utility rates and the reopening of our Crowne Plaza hotels in West Palm Beach and Melbourne, FL. As a percentage of total revenues, utilities decreased 10 basis points.

•	Repairs and maintenance expenses increased $0.4 million or 9.3%, driven by higher automobile fuel costs associated with our fleet of vans and several large repair projects. Repairs and maintenance expenses decreased 20 basis points from 5.4% to 5.2% as a percentage of revenues.

•	Advertising and promotion costs increased $0.2 million or 5.9%, due primarily to the addition of sales personnel and sales programs to promote our newly renovated and reopened properties. As a percentage of total revenues, advertising and promotion costs decreased from 4.8% in 2005 to 4.4% in 2006, a decrease of 40 basis points.
Property and other taxes, insurance and leases increased $0.5 million, or 10.1%, due to higher property insurance premiums, but decreased 30 basis points as a percentage of total revenues.
Corporate and other costs increased $0.5 million, or 9.0%, mainly as a result of the adoption of a formal management incentive plan, which was not in place during the second quarter of 2005. Corporate and other costs decreased 30 basis points as a percentage of revenue, from 6.4% in 2005 to 6.1% in 2006.
Depreciation and amortization increased $2.9 million, or 46.2%, because of the completion of the renovation projects at several of our hotels.
Non-operating income (expenses) – Continuing Operations

	Three months ended
	June 30, 2006	June 30, 2005	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$1,152	$1,729	$(577)	(33.4)%
Interest income and other	848	54	794	n/m
Interest expense	(7,493)	(6,433)	1,060	16.5%
The decrease in business interruption proceeds was mainly a result of the reopening of our two hotels in Florida that were closed in 2005 due to hurricane damage. The increase in interest income and other was largely due to higher balances in our interest-bearing cash and escrow accounts, as well as higher interest rates. The $1.1 million increase in interest expense was primarily the result of lower capitalized interest due to fewer construction projects, higher interest rates on our variable rate debt, and higher amortization of deferred loan costs associated with the debt refinancing which occurred in the first quarter of 2006. We have interest rate caps for all of our variable rate debt to manage our exposure to increases in interest rates.
The analysis below compares the results of operations for the six months ended June 30, 2006 and June 30, 2005.
Revenues – Continuing Operations

	Six months ended
	June 30, 2006	June 30, 2005	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$128,499	$109,458	$19,041	17.4%
Food and beverage	35,022	31,104	3,918	12.6%
Other	4,923	4,950	(27)	(0.5)%

Total revenues	$168,444	$145,512	$22,932	15.8%

Occupancy	64.5%	63.3%		1.9%
ADR	$94.11	$83.34	$10.77	12.9%
RevPAR	$60.75	$52.73	$8.02	15.2%
Revenues for the first six months of 2006 increased $22.9 million, or 15.8%, primarily due to overall strong growth in ADR and occupancy, including our Radisson New Orleans Airport Hotel which benefited from high occupancy levels, the reopening of two hurricane damaged hotels (Crowne Plaza West Palm Beach and Melbourne, FL hotels), and the completion of renovation projects at thirteen additional hotels which experienced displacement during the same period in 2005. Total revenue displacement for the hurricane-damaged and hotels under renovation was $11.3 million during the first six months of 2005. There was no displacement for the first six months of 2006.
The estimated lost revenues for the first six months of 2006 associated with the closure of the Holiday Inn Marietta, GA were $1.8 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the six months ended June 30, 2006 and June 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage, one hotel closed due to fire and one hotel closed for demolition, the impact of the high occupancy levels at the Radisson New Orleans Airport hotel, the impact of renovations underway and completed, and the impact of branding, we have presented this information in seven different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.

Hotel	Room		Six Months Ended
Count	Count		June 30, 2006	June 30, 2005	Change/% Change
66	11,958	All Continuing Operations

		Occupancy	64.5%	63.3%		1.9%
		ADR	$94.11	$83.34	$10.77	12.9%
		RevPAR	$60.75	$52.73	$8.02	15.2%

62	11,076	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition

		Occupancy	64.9%	63.6%		2.0%
		ADR	$92.67	$83.83	$8.84	10.5%
		RevPAR	$60.19	$53.35	$6.84	12.8%
		RevPAR Index	97.4%	94.0%		3.6%

61	10,832
Continuing Operations less Radisson New Orleans Airport hotel, two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition

		Occupancy	64.7%	64.1%		0.9%
		ADR	$91.51	$84.17	$7.34	8.7%
		RevPAR	$59.20	$53.99	$5.21	9.6%
		RevPAR Index	96.7%	95.1%		1.7%

51	8,725
Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage, one hotel closed in 2006 for demolition and hotels under renovation in both the first quarter 2005 and/or 2006

		Occupancy	65.0%	65.2%		-0.3%
		ADR	$90.31	$83.73	$6.58	7.9%
		RevPAR	$58.71	$54.62	$4.09	7.5%
		RevPAR Index	98.6%	99.0%		-0.4%

25	4,093	Hotels completing major renovations in 2004 and 2005

		Occupancy	69.7%	66.4%		5.0%
		ADR	$100.23	$85.15	$15.08	17.7%
		RevPAR	$69.84	$56.57	$13.27	23.5%
		RevPAR Index	101.6%	91.1%		11.5%

13	1,515	Marriott Hotels

		Occupancy	74.1%	73.4%		1.0%
		ADR	$101.98	$92.81	$9.17	9.9%
		RevPAR	$75.53	$68.09	$7.44	10.9%
		RevPAR Index	116.8%	116.7%		0.1%

4	777	Hilton Hotels

		Occupancy	64.9%	66.2%		-2.0%
		ADR	$104.30	$95.71	$8.59	9.0%
		RevPAR	$67.65	$63.34	$4.31	6.8%
		RevPAR Index	97.9%	96.1%		1.9%

38	7,458	IHG Hotels less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition

		Occupancy	64.5%	64.0%		0.8%
		ADR	$90.21	$82.86	$7.35	8.9%
		RevPAR	$58.21	$53.05	$5.16	9.7%
		RevPAR Index	94.7%	92.2%		2.7%

7	1,326	Other Brands and Independent Hotels

		Occupancy	56.9%	48.8%		16.6%
		ADR	$86.68	$66.16	$20.52	31.0%
		RevPAR	$49.35	$32.31	$17.04	52.7%
		RevPAR Index	89.2%	71.5%		24.8%

Direct operating expenses – Continuing Operations

	Six months ended				% of total revenues
	June 30, 2006	June 30, 2005	Increase (decrease)		June 30, 2006	June 30, 2005
	(unaudited in thousands)
Direct operating expenses:
Rooms	$33,803	$29,971	$3,832	12.8%	20.1%	20.6%
Food and beverage	25,203	22,042	3,161	14.3%	15.0%	15.1%
Other	3,875	3,789	86	2.3%	2.3%	2.6%

Total direct operating expenses	$62,881	$55,802	$7,079	12.7%	37.3%	38.3%

Direct operating margin (by revenue source):
Rooms	$94,696	$79,487	$15,209	19.1%
Food and beverage	9,819	9,062	757	8.4%
Other	1,048	1,161	(113)	(9.7)%

Total direct operating margin	$105,563	$89,710	$15,853	17.7%

Direct operating margin % (by revenue source):
Rooms	73.7%	72.6%
Food and beverage	28.0%	29.1%
Other	21.3%	23.5%

Total direct operating margin %	62.7%	61.7%

Direct operating expenses increased $7.1 million, or 12.7%, in the first six months of 2006, while direct operating margin improved 100 basis points to 62.7% in the first six months of 2006 compared to the same period one year ago. As a percentage of total revenues, direct operating expenses decreased 100 basis points from 38.3% in 2005 to 37.3% in 2006.
Room expenses increased $3.8 million, or 12.8%, but decreased 50 basis points as a percentage of total revenue from 20.6% in the first six months of 2005 to 20.1% in the same period of 2006. Rooms expenses on a cost per occupied room (POR) basis were $24.76 in the first six months of 2006 as compared to $22.82 in the same period in 2005, an increase of 8.5%. Payroll and related benefits drove part of this increase, up 5.0% on a POR basis from $14.07 in 2005 to $14.78 in 2006. Other rooms expenses, on a POR basis, were $9.98 in the first six months of 2006 as compared to $8.75 in 2005, an increase of 14.0%. This increase was primarily due to higher fee-based expenses resulting from the 12.9% increase in ADR. Linen expense and guest supplies also increased as a result of certain brand-mandated upgrades.
Food and beverage expenses were up $3.2 million, or 14.3%, compared to last year, mainly because of the growth in revenues. As a percentage of total revenues, food and beverage expenses decreased 10 basis points.
Other operating expenses were in line with the first six months of 2005, increasing $0.1 million, but decreased 30 basis points as a percentage of total revenues.
Other operating expenses and operating income – Continuing Operations

	Six months ended				% of total revenues
	June 30, 2006	June 30, 2005	Increase (decrease)		June 30, 2006	June 30, 2005
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$10,226	$10,033	$193	1.9%	6.1%	6.9%
Advertising and promotion	8,359	7,470	889	11.9%	5.0%	5.1%
Franchise fees	12,380	9,955	2,425	24.4%	7.3%	6.8%
Repairs and maintenance	9,037	8,104	933	11.5%	5.4%	5.6%
Utilities	9,733	8,540	1,193	14.0%	5.8%	5.9%
Other expenses	180	177	3	1.7%	0.1%	0.1%

Total other hotel operating expenses	49,915	44,279	5,636	12.7%	29.6%	30.4%

Property and other taxes, insurance and leases	11,379	10,570	809	7.7%	6.8%	7.3%
Corporate and other	10,407	9,477	930	9.8%	6.2%	6.5%
Casualty (gains) losses, net	(60)	132	(192)	(145.5)%	n/m	0.1%
Depreciation and amortization	17,898	12,434	5,464	43.9%	10.6%	8.5%
Impairment of long-lived assets	278	1,052	(774)	(73.6)%	0.2%	0.7%

Total other operating expenses	$89,817	$77,944	$11,873	15.2%	53.3%	53.6%

Total operating expenses	$152,698	$133,746	$18,952	14.2%	90.7%	91.9%

Operating income	$15,746	$11,766	$3,980	33.8%	9.3%	8.1%

Operating income for the six months ended June 30, 2006 increased $4.0 million, or 33.8%, compared to the same period last year. As a percentage of total revenues, operating income increased from 8.1% in 2005 to 9.3% in 2006, an increase of 120 basis points.
Other hotel operating expenses increased $5.6 million, or 12.7%, in the six months ended June 30, 2006 as compared to the same period in 2005, but decreased 80 basis points as a percentage of total revenues from 30.4% in 2005 to 29.6% in 2006. The increase in other hotel operating expenses was due to the following:
•	Franchise fees were up $2.4 million, or 24.4%, due to the increased room revenue, as well as $0.6 million in liquidated damages payable to the franchisor as a result of the closure and pending sale of our Jekyll Island, GA property. As a percentage of total revenues, franchise fees increased 50 basis points from 6.8% in 2005 to 7.3% in 2006.

•	Utilities increased $1.2 million, or 14.0%, primarily as a result of significantly higher utility rates and the reopening of our Crowne Plaza Hotels in Melbourne and West Palm Beach, FL. Utilities decreased 10 basis points as a percentage of total revenues compared to 2005.

•	Advertising and promotion costs increased $0.9 million, or 11.9%, due in large part to the reopening of two of our two hotels in Florida. The remaining increase is a result of additional sales personnel and sales programs to promote our other newly renovated properties. Advertising and promotion costs decreased 10 basis points as a percentage of total revenues from 5.1% in 2005 to 5.0% in 2006.

•	Repairs and maintenance expenses increased $0.9 million, or 11.5%, primarily because of several large repair projects, as well as higher automobile fuel costs associated with our fleet of vans. As a percentage of total revenues, repairs and maintenance costs decreased 20 basis points from 5.6% in 2005 to 5.4% in 2006.
Property and other taxes, insurance and leases costs increased $0.8 million, or 7.7%, for the first six months of 2006, driven primarily by higher property insurance premiums, but decreased 50 basis points as a percentage of total revenues.
Corporate and other costs increased $0.9 million, or 9.8%, mainly as a result of the adoption of a formal management incentive plan, which was not in place during the first six months of 2005. The increase is also attributable to higher stock compensation costs as more nonvested stock awards were outstanding during the six months ended June 30, 2006 than during the six months ended June 30, 2005, and the adoption of SFAS No. 123(R) effective January 1, 2006, which required the recognition of stock option expense in the statement of operations.
Charges for the impairment of long-lived assets of $0.3 million represent the write-off of the net book value of assets that were replaced in the first six months of 2006.
Non-operating income (expenses) – Continuing Operations

	Six months ended
	June 30, 2006	June 30, 2005	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$1,152	$1,729	$(577)	(33.4)%
Interest income and other	1,157	225	932	n/m
Interest expense	(15,051)	(12,887)	2,164	16.8%
The decrease in business interruption proceeds was mainly a result of the reopening of our two hotels in Florida that were closed in 2005 due to hurricane damage.
The increase in interest income and other was due to higher balances in our interest-bearing cash and escrow accounts as well as higher interest rates. The $2.2 million increase in interest expense was primarily the result of prepayment penalties and higher amortization of deferred loan costs associated with the debt refinancings which occurred in the first quarter of 2006, lower capitalized interest due to fewer construction projects, and higher interest rates on our variable rate debt. We have interest rate caps for all of our variable rate debt to manage our exposure to increases in interest rates.

Results of Operations — Discontinued Operations
During the three months ended June 30, 2006, we sold one hotel and one land parcel for an aggregate sales price of $8.0 million. Additionally, we surrendered two hotels (Holiday Inn Lawrence, KS and Holiday Inn Manhattan, KS) to a Trustee, pursuant to the settlement agreement entered into in August 2005. The surrender of these two hotels resulted in an aggregate loss on disposal of fixed assets of $6.1 million, which was recorded as impairment expense, and an aggregate gain on the extinguishment of debt of $10.9 million. For the six months ended June 30, 2006 we sold two hotels and one land parcel for an aggregate sales price of $10.5 million. The proceeds were used for general corporate purposes.
Impairment was recorded on assets held for sale in the three and six months ended June 30, 2006 and June 30, 2005. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage our real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
During the second quarter of 2006, we recorded impairment charges totaling $0.8 million as follows (amounts below are individually rounded):
a)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the quarter, to reduce the carrying value to estimated selling price less costs to sell; and

b)	$36,000 related to several other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.
During the six months ended June 30, 2006, we recorded impairment charges totaling $8.0 million as follows:
a)	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$0.5 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

d)	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

g)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

h)	$36,000 related to various other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.
During the second quarter of 2005, we recorded impairment charges totaling $1.8 million as follows (amounts below are individually rounded):
a)	an additional $0.6 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the lowered selling price of the hotel; and

b)	an additional $1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price on this hotel.
During the six months ended June 30, 2005, we recorded impairment charges totaling $5.3 million as follows (amounts below are individually rounded):
a)	$1.6 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the reduced selling price of the hotel;

b)	$1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price of this hotel;

c)	$1.6 million on the Holiday Inn Lawrence, KS hotel due to a reduced fair value appraisal;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale in January 2005 and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land;

f)	$0.3 million on the Holiday Inn Morgantown, WV hotel to adjust for the further reduction in the estimated selling price of this hotel; and

g)	$ (0.1) million recovery on the Holiday Inn Austin, TX hotel related to insurance premium refunds.
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
Furthermore, at December 31, 2005, we established a valuation allowance of $118.2 million to fully offset our net deferred tax asset. Approximately $110.0 million of this balance is attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. For the three and six months ended June 30, 2006, we released approximately $2.5 and $3.4 million, respectively, relating to these pre-emergence deferred tax assets, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid in capital in accordance with SOP 90-7.
EBITDA
We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation, amortization and impairment are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives and amortize deferred financing and franchise fees over the terms of their applicable agreements. We also believe that EBITDA provides pertinent information to investors and is an additional indicator of our operating performance.
The following table reconciles income from continuing operations, a GAAP measure, to EBITDA from continuing operations, a non-GAAP measure, for the three and six months ended June 30, 2006 and June 30, 2005:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited in thousands)
Continuing operations:
Income from continuing operations	$3,792	$4,281	$1,764	$723
Depreciation and amortization	9,270	6,339	17,898	12,434
Interest income	(848)	(205)	(1,157)	(425)
Interest expense	7,493	6,433	15,051	12,887
Provision for income taxes — continuing operations	2,545	67	1,100	135

EBITDA from continuing operations	$22,252	$16,915	$34,656	$25,754

Income from continuing operations and EBITDA from continuing operations include the following items:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$52	$3	$162
Impairment of long-lived assets	74	955	278	1,052
Casualty (gains) losses	(248)	28	(60)	132
Write-off of receivable from non-consolidated hotel	—	946	—	946
Write-off of investment in subsidiary for non-consolidated hotel	—	170	—	170

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended June 30, 2006. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 66 hotels classified in continuing operations at June 30, 2006:

	Three Months Ended
	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	($ in thousands)
Revenues:
Rooms	$68,926	$59,573	$52,785	$60,775	$59,236	$50,222	$45,875	$57,000
Food and beverage	$19,636	$15,386	$16,077	$15,409	$17,435	$13,669	$17,255	$15,099
Other	$2,590	$2,333	$2,207	$2,443	$2,561	$2,389	$2,156	$2,556

Total revenues	91,152	77,292	71,069	78,627	79,232	66,280	65,286	74,655

Operating expenses:
Direct:
Rooms	17,810	15,993	15,122	16,197	15,940	14,031	14,064	15,994
Food and beverage	13,487	11,716	11,534	11,092	12,011	10,031	12,521	11,228
Other	2,012	1,863	1,816	1,868	1,977	1,812	1,703	1,870

Total direct operating expenses	33,309	29,572	28,472	29,157	29,928	25,874	28,288	29,092

	57,843	47,720	42,597	49,470	49,304	40,406	36,998	45,563

Other operating expenses:
Other hotel operating costs	25,381	24,534	23,255	24,352	22,460	21,819	20,645	22,256
Property and other taxes, insurance and leases	5,876	5,503	4,662	5,457	5,336	5,234	4,605	5,015
Corporate and other	5,524	4,883	4,154	5,545	5,068	4,409	3,154	4,090
Casualty gains and losses	(248)	188	(31,251)	190	28	104	295	2,019
Depreciation and amortization	9,270	8,628	8,714	6,634	6,339	6,095	5,979	6,380
Impairment of long-lived assets	74	204	1,657	613	955	97	4,208	—

Total other operating expenses	45,877	43,940	11,191	42,791	40,186	37,758	38,886	39,760

	11,966	3,780	31,406	6,679	9,118	2,648	(1,888)	5,803

Other income (expenses):
Business interruption insurance proceeds	1,152	—	1,772	6,094	1,729	—	—	—
Interest income and other	848	309	272	341	54	171	360	212
Interest expense and other financing costs:
Preferred stock dividend	—	—	—	—	—	—	—	(866)
Other interest expense	(7,493)	(7,558)	(6,683)	(6,422)	(6,433)	(6,454)	(6,869)	(6,727)
Loss on preferred stock redemption	—	—	—	—	—	—	—	(4,471)

Income (loss) before income taxes and minority interest	6,473	(3,469)	26,767	6,692	4,468	(3,635)	(8,397)	(6,049)
Minority interests	(136)	(4)	(8,486)	(1,127)	(120)	145	406	503
(Provision) benefit for income taxes — continuing operations	(2,545)	1,445	(9,527)	(13)	(67)	(68)	259	(337)

Income (loss) from continuing operations	3,792	(2,028)	8,754	5,552	4,281	(3,558)	(7,732)	(5,883)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	325	5,831	(2,409)	4,157	(2,407)	(3,526)	(6,032)	2,146
Income tax benefit (provision)	(116)	(2,429)	1,459	—	—	—	—	—

(Loss) income from discontinued operations	209	3,402	(950)	4,157	(2,407)	(3,526)	(6,032)	2,146

Net income (loss) attributable to common stock	$4,001	$1,374	$7,804	$9,709	$1,874	$(7,084)	$(13,764)	$(3,737)

EBITDA Reconciliation of Continuing Operations
The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified in continuing operations as of June 30, 2006, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	($ in thousands)
Continuing operations:
Income (loss) from continuing operations	$3,792	$(2,028)	$8,754	$5,552	$4,281	$(3,558)	$(7,732)	$(5,883)
Depreciation and amortization	9,270	8,628	8,714	6,634	6,339	6,095	5,979	6,380
Interest income	(848)	(309)	(261)	(351)	(205)	(220)	(346)	(176)
Interest expense	7,493	7,558	6,683	6,422	6,433	6,454	6,869	6,727
Provision (benefit) for income taxes — continuing operations	2,545	(1,445)	9,527	13	67	68	(259)	337
Preferred stock dividend	—	—	—	—	—	—	—	866
Loss on preferred stock redemption	—	—	—	—	—	—	—	4,471

EBITDA from continuing operations	$22,252	$12,404	$33,417	$18,270	$16,915	$8,839	$4,511	$12,722

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three Months Ended
	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	—	3	(2)	13	52	110	61	67
Impairment of long-lived assets	74	204	1,657	613	955	97	4,208	—
Casualty (gains) losses	(248)	188	(31,251)	190	28	104	295	2,019
Write-off (recovery) of receivable from non-consolidated hotel	—	—	1	(200)	946	—	—	—
Adjustment to backruptcy claims reserve	—	—	—	—	—	—	(37)	—
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	—	170	—	—	—
Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2006 and June 30, 2005, by market segment. The following tables exclude four of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the three and six months ended June 30, 2005.

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the three and six months ended June 30, 2005.

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage; and

•	The Holiday Inn Jekyll Island, GA hotel since it closed on June 1, 2006 for demolition.

Combined Continuing and Discontinued Operations — 69 hotels (excludes 4 hotels)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	68.3%	72.4%	67.8%	69.7%
Average daily rate	$114.24	$100.82	$113.23	$100.55
RevPAR	$78.04	$73.02	$76.82	$70.11

Upscale
Number of properties	20	18	20	18
Number of rooms	3,660	3,185	3,660	3,185
Occupancy	71.7%	71.5%	70.8%	69.0%
Average daily rate	$100.25	$88.85	$101.89	$89.64
RevPAR	$71.90	$63.49	$72.11	$61.84

Midscale with Food & Beverage
Number of properties	35	36	35	36
Number of rooms	6,612	6,843	6,612	6,843
Occupancy	66.9%	64.7%	61.2%	60.3%
Average daily rate	$86.36	$80.79	$83.89	$77.92
RevPAR	$57.76	$52.24	$51.36	$46.96

Midscale without Food & Beverage
Number of properties	7	7	7	7
Number of rooms	821	821	821	821
Occupancy	65.7%	70.4%	62.7%	68.6%
Average daily rate	$79.53	$68.72	$79.02	$67.62
RevPAR	$52.22	$48.40	$49.55	$46.41

Economy
Number of properties	1	1	1	1
Number of rooms	126	126	126	126
Occupancy	57.5%	54.5%	49.5%	60.3%
Average daily rate	$59.67	$61.33	$59.17	$66.37
RevPAR	$34.30	$33.43	$29.29	$40.04

Independent Hotels
Number of properties	2	3	2	3
Number of rooms	291	535	291	535
Occupancy	37.3%	46.3%	34.8%	38.1%
Average daily rate	$64.84	$66.71	$61.85	$63.75
RevPAR	$24.20	$30.89	$21.54	$24.29

All Hotels
Number of properties	69	69	69	69
Number of rooms	12,335	12,335	12,335	12,335
Occupancy	67.5%	66.4%	63.9%	62.7%
Average daily rate	$91.67	$83.05	$91.11	$81.69
RevPAR	$61.91	$55.16	$58.18	$51.26

Continuing Operations — 62 hotels (excludes 4 hotels and held for sale hotels)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	68.3%	72.4%	67.8%	69.7%
Average daily rate	$114.24	$100.82	$113.23	$100.55
RevPAR	$78.04	$73.02	$76.82	$70.11

Upscale
Number of properties	19	17	17	17
Number of rooms	3,385	2,910	2,910	2,910
Occupancy	71.7%	72.3%	71.3%	70.0%
Average daily rate	$102.33	$90.05	$103.81	$91.03
RevPAR	$73.36	$65.06	$73.99	$63.70

Midscale with Food & Beverage
Number of properties	32	33	33	33
Number of rooms	6,039	6,270	6,270	6,270
Occupancy	67.4%	65.0%	61.2%	60.3%
Average daily rate	$87.26	$83.14	$84.48	$80.13
RevPAR	$58.83	$54.05	$51.72	$48.35

Midscale without Food & Beverage
Number of properties	5	5	5	5
Number of rooms	596	596	596	596
Occupancy	68.8%	73.9%	67.3%	72.2%
Average daily rate	$83.64	$70.90	$83.16	$70.80
RevPAR	$57.54	$52.36	$55.98	$51.12

Economy
Number of properties	1	1	1	1
Number of rooms	126	126	126	126
Occupancy	57.5%	54.5%	56.5%	60.3%
Average daily rate	$59.67	$61.33	$53.06	$66.37
RevPAR	$34.30	$33.43	$29.98	$40.04

Independent Hotels
Number of properties	1	2	2	2
Number of rooms	105	349	349	349
Occupancy	57.7%	50.8%	56.5%	42.2%
Average daily rate	$53.43	$63.73	$53.06	$61.06
RevPAR	$30.84	$32.37	$29.98	$25.76

All Hotels
Number of properties	62	62	62	62
Number of rooms	11,076	11,076	11,076	11,076
Occupancy	68.7%	67.4%	64.9%	63.6%
Average daily rate	$93.34	$85.12	$92.67	$83.83
RevPAR	$64.09	$57.35	$60.19	$53.35
The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn and SpringHill Suites by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Holiday Inn, Holiday Inn Select, and Quality Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2006 and June 30, 2005, by region. The following tables exclude four of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the three and six months ended June 30, 2006

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the first quarter three and six months ended June 30, 2006

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage; and

•	The Holiday Inn Jekyll Island, GA hotel since it closed on June 1, 2006 for demolition.
Combined Continuing and Discontinued Operations — 69 hotels (excludes 4 hotels)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Northeast Region
Number of properties	26	26	26	26
Number of rooms	4,768	4,768	4,768	4,768
Occupancy	70.7%	69.9%	63.6%	63.8%
Average daily rate	$98.16	$91.06	$95.66	$88.61
RevPAR	$69.43	$63.64	$60.86	$56.57

Southeast Region
Number of properties	23	23	23	23
Number of rooms	3,767	3,767	3,767	3,767
Occupancy	65.1%	63.4%	62.5%	60.0%
Average daily rate	$88.28	$75.91	$86.63	$72.43
RevPAR	$57.50	$48.16	$54.14	$43.46

Midwest Region
Number of properties	13	13	13	13
Number of rooms	2,484	2,484	2,484	2,484
Occupancy	65.9%	64.8%	62.5%	60.3%
Average daily rate	$81.59	$76.85	$81.70	$76.89
RevPAR	$53.77	$49.78	$51.08	$46.39

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	65.9%	65.4%	71.2%	71.2%
Average daily rate	$95.02	$83.49	$103.29	$89.23
RevPAR	$62.67	$54.61	$73.52	$63.54

All Hotels
Number of properties	69	69	69	69
Number of rooms	12,335	12,335	12,335	12,335
Occupancy	67.5%	66.4%	63.9%	62.7%
Average daily rate	$91.67	$83.05	$91.11	$81.69
RevPAR	$61.91	$55.16	$58.18	$51.26

Continuing Operations — 62 hotels (excludes 4 hotels and held for sale hotels)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Northeast Region
Number of properties	25	25	25	25
Number of rooms	4,651	4,651	4,651	4,651
Occupancy	71.2%	70.1%	64.1%	64.1%
Average daily rate	$98.63	$91.55	$96.13	$89.20
RevPAR	$70.20	$64.22	$61.64	$57.17

Southeast Region
Number of properties	19	19	19	19
Number of rooms	3,086	3,086	3,086	3,086
Occupancy	66.0%	64.0%	62.9%	59.9%
Average daily rate	$91.33	$80.60	$89.07	$76.63
RevPAR	$60.26	$51.56	$56.02	$45.93

Midwest Region
Number of properties	11	11	11	11
Number of rooms	2,023	2,023	2,023	2,023
Occupancy	68.7%	67.5%	65.9%	63.3%
Average daily rate	$82.64	$77.30	$82.73	$77.77
RevPAR	$56.81	$52.17	$54.52	$49.24

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	65.9%	65.4%	71.2%	71.2%
Average daily rate	$95.02	$83.49	$103.29	$89.23
RevPAR	$62.67	$54.61	$73.52	$63.54

All Hotels
Number of properties	62	62	62	62
Number of rooms	11,076	11,076	11,076	11,076
Occupancy	68.7%	67.4%	64.9%	63.6%
Average daily rate	$93.34	$85.12	$92.67	$83.83
RevPAR	$64.09	$57.35	$60.19	$53.35
The regions in the tables above are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
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

Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At June 30, 2006, airline receivables represented approximately 13.4% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At June 30, 2006, we had seven hotels classified as held for sale.
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
We intend to continue to use our cash flow to make scheduled debt service payments, fund operations, capital expenditures, and stock repurchases, and build cash reserves. At this point in time, we do not intend to pay dividends on our common stock.
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
At June 30, 2006, we had working capital (current assets less current liabilities) of $46.0 million compared to $20.8 million at December 31, 2005. The increase in working capital was primarily the result of cash flows from operations of $27.0 million.
We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.
Our ability to meet our long-term cash needs is dependent on the market conditions of the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy, and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $27.0 million in the first six months of 2006, compared with $14.0 million of cash in the first six months of 2005. The increase in cash generated by operations is attributable to the improved performance of our hotel portfolio, the reopening of two properties, which were damaged by hurricanes in 2004 and were closed throughout most of 2005, and the receipt of insurance proceeds.
Investing activities
Investing activities used $9.5 million of cash in the first six months of 2006. Capital improvements in the first six months of 2006 were $26.2 million. We received $9.4 million in proceeds from sale of assets in 2006. Additionally, in the first six months of 2006, we withdrew $4.9 million from capital expenditure reserves with our lenders and were advanced $0.5 million for an environmental insurance policy claim at our Crowne Plaza West Palm Beach, FL hotel and $1.4 million for hurricane-related property claims at the Radisson Kenner, LA and Quality Inn Metairie, LA hotels.
Investing activities used cash of $8.6 million for the first six months of 2005. Capital improvements of $42.2 million related primarily to our hurricane-damaged hotels and hotel renovation program. We received $12.9 million in proceeds from asset sales, and withdrew

$8.7 million from our capital expenditure reserves. Additionally, we received $15.8 million in insurance advance proceeds for the hurricane-damaged hotels in the first six months of 2005.
Financing activities
Financing activities provided cash of $9.7 million in the first six months of 2006. We refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds from these loans were used to paydown existing debt and for general corporate purposes. As a result of these refinancings, four hotels were unencumbered. We paid deferred loan costs of $0.9 million associated with these refinancings. Additionally, we made principal payments of $34.1 million, including the previously mentioned paydown.
Financing activities used cash of $23.4 million in the first six months of 2005. We made principal payments of $26.4 million. Additionally, we received $3.2 million in proceeds associated with the financing of our Pinehurst, NC hotel and paid $0.2 million in deferred loan costs.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2005 and Notes 6 and 7 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At June 30, 2006 and December 31, 2005, we had outstanding variable rate debt of approximately $102.4 million and $86.5 million, respectively, representing three loan agreements at June 30, 2006 and two loan agreements at December 31, 2005. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the interest rate caps totaled $0.1 million and is recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at June 30, 2006 and December 31, 2005 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of June 30, 2006 would be a reduction in income before income taxes of approximately $0.1 million.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of June 30, 2006 would be approximately $8.1 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in Iraq, the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management, and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to high energy costs, natural gas and gasoline prices; and

•	The risks identified in our form 10-K for the year ended December 31, 2005 under “Risks Related to Our Business” and “Risks Relating to Our Common Stock”.
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

As of June 30, 2006, we have performed an evaluation under the supervision and with participation from our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Although we have implemented certain controls to address the previously identified material weakness in the operation of internal controls over the calculation of our income tax provision, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to conclude that we had a material weakness in the effectiveness of internal control over financial reporting. Accordingly, based on our evaluation we have concluded that as of June 30, 2006 our disclosure controls and procedures were not effective.
For the six months ended June 30, 2006, we refined our procedures over the determination and review of annual tax provisions through the re-assignment of responsibilities for certain tax personnel and the identification of outside resources for consultation on complex tax issues. We are continuing to evaluate additional controls and procedures for this area.
These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
Item 6. Exhibits
     (a) A list of the exhibits filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGIAN, INC.

	By:	/s/ EDWARD J. ROHLING

Edward J. Rohling
President and
Date: August 9, 2006		Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN

James A. MacLennan
Date: August 9, 2006		Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’ s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description
10.1	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.2	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.

10.3	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.4	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.5	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.6	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.7	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.8	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.9	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.10	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.11	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.12	Loan Modification Agreement (Fixed Rate #4) dated October 17, 2005, by and between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K. (File No. 1-14537), filed on October 21, 2005).

10.13	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.14	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.15	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.16	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).

Exhibit
Number	Description
10.17	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.18	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.19	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.20	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.21	Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.22	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.23	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.24	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.25	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.)

10.26	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.27	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.28	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.29	Executive Employment Agreement between Mark D. Linch and Lodgian, Inc., dated June 8, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on June 14, 2006).

10.30	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.