Form 10-Q
period 2006-09-30
LODGIAN INC
filed 2006-11-07
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period ended September 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common	24,556,502

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,420	$19,097
Cash, restricted	13,334	15,003
Accounts receivable (net of allowances: 2006 — $1,135; 2005 — $1,101)	10,312	8,054
Insurance receivable	2,612	11,725
Inventories	3,546	3,955
Prepaid expenses and other current assets	19,722	20,101
Assets held for sale	42,678	14,866

Total current assets	144,624	92,801

Property and equipment, net	564,094	606,862
Deposits for capital expenditures	17,304	19,431
Other assets	6,786	7,591

	$732,808	$726,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,587	$14,709
Other accrued liabilities	29,096	31,528
Advance deposits	2,144	1,914
Insurance advances	2,063	700
Current portion of long-term liabilities	21,186	18,531
Liabilities related to assets held for sale	28,615	4,610

Total current liabilities	93,691	71,992

Long-term liabilities	369,526	394,432

Total liabilities	463,217	466,424

Minority interests	11,256	11,217
Commitments and contingencies Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,743,253 and 24,648,405 issued at September 30, 2006 and December 31, 2005, respectively	247	246
Additional paid-in capital	321,926	317,034
Unearned stock compensation	—	(604)
Accumulated deficit	(64,106)	(69,640)
Accumulated other comprehensive income	2,706	2,234
Treasury stock, at cost, 205,819 and 21,633 shares at September 30, 2006 and December 31, 2005, respectively	(2,438)	(226)

Total stockholders’ equity	258,335	249,044

	$732,808	$726,685

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$60,540	$56,776	$181,681	$159,497
Food and beverage	15,040	14,243	47,937	43,095
Other	2,387	2,348	7,144	7,081

Total revenues	77,967	73,367	236,762	209,673

Operating expenses:
Direct:
Rooms	16,247	14,909	47,409	42,571
Food and beverage	11,553	10,300	35,089	30,712
Other	1,747	1,775	5,455	5,365

Total direct operating expenses	29,547	26,984	87,953	78,648

	48,420	46,383	148,809	131,025

Other operating expenses:
Other hotel operating costs	23,430	22,562	69,932	63,633
Property and other taxes, insurance, and leases	6,939	5,202	17,759	15,220
Corporate and other	5,635	5,845	15,961	15,863
Casualty (gains) losses, net	(3,086)	190	(3,145)	322
Depreciation and amortization	9,234	6,340	26,565	18,176
Impairment of long-lived assets	367	603	645	1,656

Total other operating expenses	42,519	40,742	127,717	114,870

Operating income	5,901	5,641	21,092	16,155

Other income (expenses):
Business interruption insurance proceeds	2,973	6,094	4,125	7,823
Interest income and other	786	348	1,943	573
Interest expense	(7,514)	(6,121)	(22,041)	(18,340)

Income before income taxes and minority interests	2,146	5,962	5,119	6,211
Minority interests (net of taxes, nil)	101	(1,127)	(39)	(1,006)
Provision for income taxes — continuing operations	(889)	(13)	(2,105)	(148)

Income from continuing operations	1,358	4,822	2,975	5,057

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,839)	4,887	4,346	(462)
Minority interests — discontinued operations	—	—	—	(96)
Benefit (provision) for income taxes — discontinued operations	643	—	(1,787)	—

Income (loss) from discontinued operations	(1,196)	4,887	2,559	(558)

Net income attributable to common stock	$162	$9,709	$5,534	$4,499

Net income per share attributable to common stock:
Basic	$0.01	$0.40	$0.22	$0.18

Diluted	$0.01	$0.39	$0.22	$0.18

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	Equity
	(Unaudited in thousands, except share data)

Balance, December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital	—	—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation	—	—	1,060	—	—	—	—	—	1,060
Issuance of restricted stock awards	12,413	1	161	—	—	—	—	—	162
Exercise of stock options	82,435	—	822	—	—	—	—	—	822
Repurchases of treasury stock	—	—	—	—	—	—	184,186	(2,212)	(2,212)
Realization of pre-emergence deferred tax asset	—	—	3,453	—	—	—	—	—	3,453
Comprehensive income:
Net income	—	—	—	—	5,534	—	—	—	5,534
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	472	—	—	472

Total comprehensive income	—	—	—	—	—	—	—	—	6,006

Balance, September 30, 2006	24,743,253	$247	$321,926	$—	$(64,106)	$2,706	205,819	$(2,438)	$258,335

The comprehensive income for the three months ended September 30, 2006 was $0.1 million. The comprehensive income for the three and nine months ended September 30, 2005 was $10.2 million and $5.0 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2006	September 30, 2005
	($ in thousands)
Operating activities:
Net income	$5,534	$4,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,511	20,970
Impairment of long-lived assets	10,596	7,161
Stock compensation expense	1,222	397
Casualty (gain) loss	(3,535)	227
Deferred income taxes	3,453	—
Minority interests	39	1,102
Gain on asset dispositions	(1,483)	(6,850)
Gain on extinguishment of debt	(10,869)	—
Amortization of deferred financing costs	1,046	922
Other	(129)	(242)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,001)	(2,916)
Insurance receivable	(2,425)	(2,725)
Inventories	(321)	(435)
Prepaid expenses and other assets	(714)	(2,482)
Accounts payable	(33)	(2,697)
Other accrued liabilities	1,595	2,609
Advance deposits	(980)	388

Net cash provided by operating activities	27,506	19,928

Investing activities:
Capital improvements	(31,270)	(63,299)
Proceeds from sale of assets, net of related selling costs	9,404	36,338
Withdrawals for capital expenditures	15,585	13,447
Insurance receipts related to casualty claims	3,745	15,834
Net decrease (increase) in restricted cash	1,422	(4,787)
Other	(36)	(118)

Net cash used in investing activities	(1,150)	(2,585)

Financing activities:
Proceeds from issuance of long term debt	44,954	3,202
Proceeds from exercise of stock options and issuance of common stock	822	—
Principal payments on long-term debt	(35,886)	(46,669)
Purchase of treasury stock	(2,212)	(150)
Payments of deferred financing costs	(870)	(294)
Other	108	—

Net cash provided by (used in) financing activities	6,916	(43,911)

Effect of exchange rate changes on cash	51	71

Net increase (decrease) in cash and cash equivalents	33,323	(26,497)
Cash and cash equivalents at beginning of period	19,097	36,234

Cash and cash equivalents at end of period	$52,420	$9,737

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$25,477	$20,305
Interest capitalized	117	1,662
Income taxes, net of refunds	840	233
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase (decrease)	10,195	(490)
Release of surplus accrual on final settlement of bankruptcy claims	—	(1,292)
Purchases of property and equipment on account	3,031	3,597
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
In the second quarter of 2006, the Company signed a contract to sell its property in Jekyll Island, GA. The buyer intends to redevelop the property and has received approval of its preliminary development plans from the Jekyll Island Authority (the “Authority”). The sale is contingent upon, among other things, the Company’s demolition of the existing hotel and the approval of the buyer’s final development plans by the Authority. The sale is expected to occur prior to the end of 2006, although the buyer has certain extension rights that could extend the closing of the sale into the first quarter of 2007. Because the Company is required to demolish the building, the property is not deemed available for sale in its present condition. Accordingly, the held for sale criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), were not met and the property was reported in Continuing Operations as of September 30, 2006. The Company closed the hotel on June 1, 2006 to prepare for demolition, which is in the final stage of completion. In the second quarter of 2006, the Company incurred several costs totaling $1.0 million associated with the closing and pending sale of the property. These costs were included in income from continuing operations. Pursuant to the terms of the purchase agreement with the buyer, the Company is entitled to receive a percentage of the newly developed hotel’s cash flow as well as the proceeds from any eventual sale of the property. However, the Company will have no ownership interest in the planned hotel and will have no further obligations associated with it once the sale closes.
As of September 30, 2006, the Company operated 72 hotels (excluding the Jekyll Island property) with an aggregate of 13,020 rooms, located in 28 states and Canada. Of the 72 hotels, 59 hotels, with an aggregate of 10,688 rooms, were part of continuing operations, while 13 hotels with an aggregate of 2,332 rooms, were held for sale and classified in discontinued operations. The Company consolidated all of these hotels in its financial statements. The 72 hotels consisted of:
•	69 hotels that were wholly owned and operated through subsidiaries; and

•	three hotels that were operated in joint ventures in which the Company has a 50% or greater voting equity interest and exercises control.
As of September 30, 2006, the Company operated all but four of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 44 of its hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 13 of its hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operated another 11 hotels under other nationally recognized brands.
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
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 and cash flows for the nine months ended September 30, 2006 and September 30, 2005. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
The Company applied the modified prospective method, and accordingly, the financial statements for the three and nine months ended September 30, 2005 will not reflect any restated amounts. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal year 2006, under those plans and consistent with SFAS 123.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Income from continuing operations:
As reported	$4,822	$5,057
Add: Stock-based compensation expense included in net income	290	397
Deduct: Total pro forma stock-based employee compensation expense	(1,033)	(2,055)

Pro forma	4,079	3,399

Loss from discontinued operations:
As reported	4,887	(558)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	4,887	(558)

Net Income (loss) attributable to common stock:
As reported	9,709	4,499
Add: Stock-based compensation expense included in net income	290	397
Deduct: Total pro forma stock-based employee compensation expense	(1,033)	(2,055)

Pro forma	$8,966	$2,841

Basic earnings per common share

Loss from continuing operations:
As reported	$0.20	$0.21
Add: Stock-based compensation expense included in net income	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.08)

Pro forma	0.17	0.14

Loss from discontinued operations:
As reported	0.20	(0.02)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	0.20	(0.02)

Net Loss attributable to common stock:
As reported	0.40	0.18
Add: Stock-based compensation expense included in net income	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.08)

Pro forma	$0.36	$0.12

Diluted earnings per common share

Loss from continuing operations:
As reported	$0.20	$0.21
Add: Stock-based compensation expense included in net income	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.08)

Pro forma	0.17	0.14

Loss from discontinued operations:
As reported	0.20	(0.02)
Add: Stock-based compensation expense included in net income	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	0.20	(0.02)

Net Loss attributable to common stock:
As reported	0.39	0.18
Add: Stock-based compensation expense included in net income	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.04)	(0.08)

Pro forma	$0.36	$0.12

The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees and consultants. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards, Section 162 (m) awards or other awards as determined by the Compensation Committee.
The following schedule summarizes the activity for the nine months ended September 30, 2006:

			Available for Issuance
	Issued Under the Stock		Under the Stock
	Incentive Plan	Type	Incentive Plan

Available under the plan, less previously issued as of December 31, 2005			2,545,252
Issued January 31, 2006	12,413	restricted stock	2,532,839
Issued January 31, 2006	3,884	nonvested stock	2,528,955
Issued March 1, 2006	35,000	nonvested stock	2,493,955
Issued June 8, 2006	7,000	nonvested stock	2,486,955
Shares withheld from awards to satisfy tax withholding obligations	(4,719)		2,491,674

Options and nonvested shares forfeited January 1, 2006 — September 30, 2006	(61,077)		2,552,751

Issued from January 1, 2006 — September 30, 2006, net	(7,499)

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model.
Restricted Stock
On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and are included in the treasury stock balance of the Company’s balance sheet. The shares vested immediately, but bear certain restrictions regarding sale for a period of one year. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant was recorded as compensation expense during the first quarter of 2006.
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

A summary of the stock option, nonvested stock and restricted stock activity under the plan for the nine months ended September 30, 2006 is as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2005	593,894	$10.41
Granted	—	—
Exercised	(82,435)	10.02
Forfeited	(60,997)	10.18

Balance, September 30, 2006	450,462	$10.52

	Restricted Stock	Nonvested Stock

Balance, December 31, 2005	—	75,000
Granted	12,413	45,884
Forfeited	—	(80)
Vested	—	(37,500)
Withheld to satisfy tax obligations	(4,719)	—

Balance, September 30, 2006	7,694	83,304

($ in thousands)

Aggregate intrinsic value of stock options exercised	$269

The amount of cash received from the exercise of stock options during the nine months ended September, 2006 was $0.8 million.
A summary of options outstanding and exercisable at September 30, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
		remaining life	average		average
Range of prices	Number	(in years)	exercise price	Number	exercise price

$7.83 to $9.39	206,395	8.1	$9.05	66,432	$9.05
$9.40 to $10.96	178,421	7.5	$10.50	107,808	$10.51
$10.97 to $15.66	65,646	6.3	$15.21	65,646	$15.21

	450,462	7.6	$10.52	239,886	$11.39

($ in thousands)

Aggregate intrinsic value of stock options outstanding	$1,243

Compensation expense for the three and nine months ended September 30, 2006 is summarized below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$279	$108	$695	$270
Nonvested Stock	—	—	161	62
Restricted Stock	133	52	365	142

Total	$412	$160	$1,221	$474

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of September 30, 2006 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)

Stock Options	$903	1.27
Nonvested Stock	699	1.75

Total	$1,602	1.69

The impact of the adoption of SFAS 123(R), which resulted in additional compensation expense, is summarized below (amounts in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Income from continuing operations	$279	$695
Income before income taxes	279	695
Net income	171	425
Basic earnings per share	0.007	0.017
Diluted earnings per share	0.007	0.017
4. Treasury Stock
In January 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $61,000.
In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program. During the nine months ended September 30, 2006, the company repurchased 179,467 shares at an aggregate cost of $2.2 million under this program. As of September 30, 2006, the Company had $12.8 million remaining under this program for future share repurchases. There were no repurchases from October 1, 2006 to November 1, 2006. The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
In 2003, the Company implemented a portfolio improvement strategy to upgrade its hotel assets and reduce debt costs. As of December 31, 2005, the continuing operations portfolio consisted of 75 hotels (including one hotel that was not consolidated) and the discontinued operations portfolio consisted of three hotels and one land parcel. Between January 1, 2006 and September 30, 2006, the Company identified 12 additional hotels for sale. The held for sale criteria of SFAS No. 144 were met. Accordingly, the hotels were included in discontinued operations as of September 30, 2006. The Company also surrendered two hotels to a Trustee, deeded one unconsolidated hotel to the lender, and sold two hotels and one land parcel, as follows:
a)	Holiday Inn Lawrence, KS and Holiday Inn Manhattan, KS — In January 2006, the Company surrendered both hotels to a Trustee, pursuant to the settlement agreement entered into in August 2005. The surrender of these two hotels resulted in an aggregate loss on disposal of fixed assets of $6.1 million, which was recorded in the first quarter of 2006 as impairment expense, and an aggregate gain on the extinguishment of debt of $10.9 million.

b)	Holiday Inn City Center Columbus, OH — In February 2006, the Company’s minority-owned hotel was deeded to the lender. The Company had a 30% non-controlling equity interest in the partnership which owned the hotel, and as a result, the Company’s partnership interest was accounted for using the equity method of accounting. The hotel was not included in the discontinued operations portfolio. The Company’s investment in this subsidiary was written off in 2005 and the deeding of the hotel to the lender resulted in a net loss. Consequently, there was no impact on the consolidated financial results for the nine months ended September 30, 2006.

c)	Fairfield Inn Jackson, TN — In March 2006, the Company sold the hotel for a gross sales price of $2.5 million and used $1.6 million of the net proceeds to pay down debt. The gain on the sale of the asset was $1.5 million.

d)	Holiday Inn (McKnight) Pittsburgh, PA — In April 2006, the Company sold the hotel for a gross sales price of $6.0 million, the net proceeds of which were used for general corporate purposes. Prior to the disposition, the Company recorded impairment charges of $0.4 million.

e)	Land parcel at Mount Laurel, NJ — In April 2006, the Company sold the land parcel for a gross sales price of $2.0 million, the net proceeds of which was used for general corporate purposes. Prior to the disposition, the Company recorded impairment charges of $1.0 million. Upon disposition, the Company recorded an additional impairment charge of $34,000.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at September 30, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company engages real estate brokers to assist in determining the estimated selling price. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a hotel asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell. During the three months ended September 30, 2006 and September 30, 2005, the Company recorded impairment charges of $2.0 million and $0.2 million, respectively, on assets held for sale. During the nine months ended September 30, 2006 and September 30, 2005, the Company recorded impairment charges of $10.0 million and $5.5 million, respectively, on assets held for sale.
The impairment of long-lived assets held for sale of $2.0 million recorded in the three months ended September 30, 2006 included the following:
a)	$1.0 million on the Crowne Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell; and

b)	$1.0 million on the Holiday Inn Sheffield, AL hotel to reflect the reduced estimated selling price.
The impairment of long-lived assets held for sale of $10.0 million recorded in the nine months ended September 30, 2006 included the following (amounts are individually rounded):

a)	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$1.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006 and the reduced estimated selling price in the third quarter;

d)	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

g)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

h)	$1.0 million on the Crowne Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell.
The impairment of long-lived assets held for sale of $0.2 million recorded in the three months ended September 30, 2005 primarily related to the final disposition of the Holiday Inn Rolling Meadows, IL and Holiday Inn Gadsden, AL hotels.
The impairment of long-lived assets held for sale of $5.5 million recorded in the nine months ended September 30, 2005 included the following (amounts below are individually rounded):
a)	$1.7 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the reduced selling price and to record the final disposition of the hotel;

b)	$1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price;

c)	$1.6 million on the Holiday Inn Lawrence, KS hotel to reflect the reduced fair value appraisal;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale in January 2005, to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and to record the final disposition of the hotel;

e)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land;

f)	$0.3 million on the Holiday Inn Morgantown, WV hotel to adjust for the further reduction in the estimated selling price of the hotel; and

g)	$ (0.1) million recovery on the Holiday Inn Austin, TX hotel related to insurance premium refunds.
Assets related to discontinued operations consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of accounts payable, other accrued liabilities and long term debt. At September 30, 2006, the discontinued operations portfolio consisted of 13 hotels:
•	Vermont Maple Inn Colchester, VT;

•	University Plaza Bloomington, IN;

•	Crowne Plaza Cedar Rapids, IA;

•	Quality Hotel Metairie, LA;

•	Holiday Inn Valdosta, GA;

•	Azalea Inn Valdosta, GA;

•	Holiday Inn Sheffield, AL;

•	Quality Inn Dothan, AL;

•	Holiday Inn Express Dothan, AL;

•	Holiday Inn Fort Wayne, IN;

•	Crowne Plaza Macon, GA;

•	Ramada Inn North Charleston, SC; and

•	Holiday Inn St Paul, MN.
Summary balance sheet information for discontinued operations is as follows:

	September 30, 2006	December 31, 2005
	(Unaudited in thousands)

Property and equipment, net	$39,280	$13,796
Other assets	3,398	1,070

Assets held for sale	$42,678	$14,866

Other liabilities	$7,902	$3,346
Long-term debt	20,713	1,264

Liabilities related to assets held for sale	$28,615	$4,610

In addition to the held-for-sale hotels listed above, the Holiday Inn Lawrence, KS, Holiday Inn Manhattan, KS, Fairfield Inn Jackson, TN and Holiday Inn McKnight, PA hotels were included in the statement of operations for discontinued operations.
Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited in thousands)

Total revenues	$10,228	$15,450	$32,557	$50,887
Total expenses	(9,604)	(14,626)	(29,067)	(49,596)
Impairment of long-lived assets	(1,995)	(231)	(9,951)	(5,505)
Interest income and other	—	293	10	294
Interest expense	(468)	(845)	(1,555)	(3,391)
Gain on asset disposition	—	4,846	1,483	6,849
Gain on extinguishment of debt	—	—	10,869	—
Benefit (provision) for income taxes	643	—	(1,787)	—
Minority interest (net of taxes, nil)	—	—	—	(96)

Income (loss) from discontinued operations	$(1,196)	$4,887	$2,559	$(558)

Discontinued operations were not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Numerator:
Income from continuing operations	$1,358	$4,822	$2,975	$5,057
Income (loss) from discontinued operations	(1,196)	4,887	2,559	(558)

Net income attributable to common stock	$162	$9,709	$5,534	$4,499

Denominator:
Basic weighted average shares	24,588	24,573	24,619	24,573

Diluted weighted average shares	24,683	24,633	24,702	24,618

Basic income (loss) per common share:
Income from continuing operations	$0.06	$0.20	$0.12	$0.21
Income (loss) from discontinued operations	(0.05)	0.20	0.10	(0.02)

Net income attributable to common stock	$0.01	$0.40	$0.22	$0.18

Diluted income (loss) per common share:
Income from continuing operations	$0.06	$0.20	$0.12	$0.21
Income (loss) from discontinued operations	(0.05)	0.20	0.10	(0.02)

Net income attributable to common stock	$0.01	$0.39	$0.22	$0.18

The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 65,646 shares of common stock) in the computation of diluted income per share for the three and nine months ended September 30, 2006 because their inclusion would have been antidilutive. Additionally, the Company did not include the shares associated with the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three and nine months ended September 30, 2005, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 451,887 and 130,472 shares of common stock, respectively) and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of September 30, 2006, 63 of the 73 hotels (the 73 hotels include the Holiday Inn Jekyll Island, GA, which was closed on June 1, 2006, but is not encumbered) were pledged as collateral for long-term obligations. Certain mortgage notes are subject to a prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Set forth below, by debt pool, is a summary of debt at September 30, 2006 along with the applicable interest rates and the related carrying values of the property, plant and equipment which collateralize these debts:

		September 30, 2006		December 31, 2005
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at September 30, 2006
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	16	$87,384	$61,692	$67,546	LIBOR plus 3.4%; capped at 9.4%
Merrill Lynch Mortgage Lending, Inc. — Fixed	34	329,867	249,177	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	50	417,251	310,869	319,923

Other Financings
Computer Share Trust Company of Canada	1	16,544	7,980	7,838	7.88%
Column Financial, Inc.				10,337
Lehman Brothers Holdings, Inc.	4	45,548	15,300	22,398	$8,789 at 9.40%; $6,511 at 8.90%
JP Morgan Chase Bank				10,064
Wachovia	4	36,640	36,240	13,173	$9,888 at 6.03%; $3,129 at 5.78%; $23,223 at 6.04%
IXIS	4	37,003	40,500	19,000	$19,000 at LIBOR plus 2.90%, capped at 8.4%; $21,500 at LIBOR plus 2.95%, capped at 8.45%
Column Financial, Inc.	—	—	—	8,146

Total — other financing	13	135,735	100,020	90,956

	63	552,986	410,889	410,879	7.14%(1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,445	2,220
Other	—	—	1,088	1,151

	—	—	2,533	3,371

Property, plant and equipment — Unencumbered	10	50,388	—	—

	73	603,374	413,422	414,250
Held for sale	(13)	(39,280)	(22,710)	(1,287)

Total September 30, 2006 (2)	60	$564,094	$390,712	$412,963

(1)	The 7.14% in the table above represents the weighted average annualized cost of debt at September 30, 2006.

(2)	Long term debt obligations at September 30, 2006 and December 31, 2005 include the current portion.
Merrill Lynch Floating Rate Debt
The Merrill Lynch Floating Rate Debt (“Floating Rate Debt”) has an initial maturity of January 11, 2007. Although the Floating Rate Debt contains three one-year extension options, the Company intends to refinance the Floating Rate Debt. Accordingly, the Company has continued to classify the Floating Rate Debt as a long-term liability.
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

At September 30, 2006, approximately 77% of the continuing operations mortgage debt (including current portion) bears interest at fixed rates and approximately 23% bears interest at floating rates. The Company has interest rate caps for its floating rate debt in an effort to limit its exposure to fluctuations in interest rates. The fair value of the interest rate caps as of September 30, 2006 was approximately $30,000. The fair value of the interest rate caps was reported on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
As of September 30, 2006, the Company was not in compliance with the debt yield ratio requirement of one of the Merrill Lynch fixed rate loans. This loan is secured by nine properties. Under the terms of the loan agreement, until the required ratio is met, the lender may require the Company to deposit all revenues from the mortgaged properties into a restricted cash account controlled by the lender. The revenues would then be disbursed to fund property-related expenditures, including debt service payments and capital expenditures, in accordance with the loan agreement. The net cash flow as defined by the loan agreement, after debt service payments, for the nine properties which secure the loan was $1.3 million for the trailing 12 months ended September 30, 2006. At this time, the lender has not exercised its right to require the use of a restricted cash account.

8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 40% of total reservations during the nine months ended September 30, 2006.
To obtain these franchise affiliations, the Company enters into franchise agreements with hotel franchisors that generally have terms of between 5 and 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and nine months ended September 30, 2006 and September 30, 2005 were as follows:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited in thousands)

Continuing operations	$5,716	$5,298	$17,445	$14,662
Discontinued operations	649	1,077	2,162	3,455

	$6,365	$6,375	$19,607	$18,117

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with their current standards. The current franchise agreements terminate at various times and have differing remaining terms. For example, eight, eleven and nine of the franchise agreements are scheduled to expire in 2006, 2007, and 2008, respectively. As franchise agreements expire, the Company may apply for franchise renewals or extensions to existing licenses. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of November 1, 2006, the Company has been notified that it was not in compliance with some of the terms of three of its franchise agreements, and has received default and termination notices from franchisors with respect to an additional eight hotels, summarized as follows:
•	Three hotels are in non-compliance of franchise agreements due to substandard guest satisfaction scores. The Company anticipates that one of the hotels will earn a“clean slate” letter in August 2007.

•	Eight hotels are in default of their franchise agreements.
•	Two hotels are in default of franchise agreements for failure to complete the Property Improvement Plan (PIP). One of these hotels is held for sale and has not completed the renovation of the commercial and exterior areas, although the guest rooms were completely renovated in 2005. With regard to the other hotel, the Company has met with the franchisor and is in the design and planning phase of renovations scheduled to take place in 2007.

•	Six hotels are in default of franchise agreements due to substandard guest satisfaction scores. Five of these hotels are a result of a new scoring methodology imposed by the franchisor. The Company anticipates receiving default notices on four of these hotels in November 2006. The Company has received default extension letters for the remaining two hotels until first quarter 2007.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.
While the Company can give no assurance that the steps taken to-date, and planned to be taken during the balance of 2006, will return the properties to full compliance, the Company believes that it will make significant progress and continues to give franchise agreement compliance a high level of attention. All of these hotels are part of the collateral security for $340.3 million of mortgage debt at November 1, 2006, due to cross-collateralization provisions within certain debt agreements. The Company believes it is in compliance with its other franchise agreements in all material respects.
In addition, as part of the bankruptcy reorganization proceedings, the Company entered into stipulations with each of the major franchisors setting forth a timeline for completion of capital expenditures for some of its hotels. As of November 1, 2006, the Company had not completed the required capital expenditures for four continuing operations hotels in accordance with the stipulations. As of November 1, 2006, approximately $1.6 million was deposited in escrow with the Company’s lenders to be applied to these capital expenditure obligations, pursuant to the terms of the respective loan agreements with these lenders. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement. The Company is in the process of evaluating the costs to complete the renovations on five of these hotels and believes the escrow and cash balances are sufficient to cover the costs of renovation.
Letters of Credit
As of September 30, 2006, the Company had two irrevocable letters of credit totaling $3.9 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serves as guarantee for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in November 2006 and January 2007, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. As of September 30, 2006 and December 31, 2005, the Company had accrued $10.9 and $12.4 million, respectively, for these liabilities.
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
Casualty losses and business interruption insurance
The Crowne Plaza West Palm Beach, FL and the Crowne Plaza Melbourne, FL were damaged extensively in 2004 by the hurricanes that made landfall in the Southeastern United States. In 2005, the Company recorded business interruption proceeds for the September 2004 to November 2005 time period for the Crowne Plaza West Palm Beach, FL hotel and the September 2004 to December 2005 time period for the Crowne Plaza Melbourne, FL hotel. At December 31, 2005, the Company recorded an $11.7 million receivable for signed proofs of loss, representing $8.8 million of property damage proceeds and $2.9 million for business interruption proceeds.
During the nine months ended September 30, 2006, the Company:
•	received all of the property damage and business interruption proceeds that were accrued at December 31, 2005 for the Crowne Plaza West Palm Beach and Melbourne, FL hotels. Of the proceeds received in 2006, $4.2 million was forwarded to the lender for deposit into the Company’s escrow account. The Company receives reimbursements from the escrow account as operating and capital expenditures are incurred.

•	received an additional $1.3 million associated with the 2005 business interruption claims at both hotels.

•	recorded a $1.8 million receivable for signed proofs of loss for business interruption proceeds for the January through March 2006 time period at both hotels.

•	received $1.8 million representing final settlement for an environmental insurance policy claim at the Crowne Plaza West Palm Beach, FL relating to the 2004 hurricane season. The funds were forwarded to the lender for deposit into the Company’s escrow account.

•	received a $0.4 million settlement for a property damage claim at the Holiday Inn Clarksburg, WV, where a water main ruptured in October 2005. The hotel was closed until January 31, 2006. The property damage proceeds were forwarded to the lender for deposit into the Company’s escrow account. The Company also received business interruption proceeds totaling $0.5 million for the October through December 2005 time period and $0.3 million for the January through March 2006 time period.

•	received $0.6 million and $0.8 million of advances associated with the hurricane-related property damage claims at the Radisson Kenner, LA and Quality Inn Metairie, LA, respectively.
On January 15, 2006, the Holiday Inn Marietta, GA suffered a major fire. One of the guest towers, containing 146 rooms, was severely damaged. One person died in the fire and a number of people were taken to local hospitals with injuries. The Company believes it has sufficient property and liability insurance coverage to reimburse the Company for property damage (subject to applicable deductibles), including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others related to the fatality and other injuries. The Company filed a claim for business interruption damages with its insurer and, as of September 30, 2006, had received $0.3 million related to the January through March 2006 time period which was forwarded to the lender for deposit into the Company’s escrow account. The hotel is currently closed, and management is working with its property insurance carrier to determine the repair costs. As of September 30, 2006, the Company had received $1.0 million of advances associated with the property damage.
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
9. Income Taxes
Because the Company reported net losses for federal income tax purposes, the Company paid no estimated federal income tax for the year ended December 31, 2005. At December 31, 2005, the Company had available net operating loss carryforwards of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024, excluding an actual tax net loss of $32.9 million for the year ended December 31, 2005. In addition, the 2002 reorganization under Chapter 11 and the 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2005, the Company had available Section 382 net operating loss carryforwards of approximately $17.9 million for federal income tax purposes, excluding an additional $8.3 million for the year ended December 31, 2005.
In 2006, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards and would not exceed the Section 382 limitation carryforwards.
Furthermore, at December 31, 2005, the Company established a valuation allowance of $118.2 million to fully offset the net deferred tax asset. Approximately $110.0 million of this balance is attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. For the three and nine months ended September 30, 2006, the Company released approximately $0.1 and $3.5 million, respectively, relating to these pre-emergence deferred tax assets, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid in capital in accordance with SOP 90-7.

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
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are in the process of evaluating the impact the adoption of SAB 108 might have on our results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.
11. Subsequent Events
Partial Defeasance of Debt
In October 2006, the Company defeased $8.7 million of the $61.6 million balance of one of the Company’s mortgage loans, which was secured by eight hotels. The Company purchased $9.2 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the one hotel that originally served as collateral for the defeased portion of the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction is deemed a partial defeasance because the Company will continue to be liable for the remaining (undefeased) portion of the loan pool (now secured by seven hotels). The Company has no further obligation with regard to the defeased portion of the debt. As such, the defeased portion of the debt will not be reflected on the Company’s balance sheet in the future. The difference between the amount of securities purchased and the debt paid down of $0.5 million, along with transaction costs of approximately $0.1 million, will be recorded as a Loss on Extinguishment of Debt in the Company’s Consolidated Statement of Operations.
Discontinued Operations
In October 2006, the Company reclassified the Holiday Inn Fairmont, WV, Holiday Inn Clarksburg, WV, and Fairfield Inn Augusta, GA hotels to discontinued operations.
The Company sold the Holiday Inn and Azalea Inn hotels located in Valdosta, GA in October 2006 for a gross sales price of $6.5 million and used $3.4 million to pay down debt.
Also on November 2, 2006, the Company announced a major strategic initiative to reconfigure its hotel portfolio. The Company has redefined its core portfolio, which will contain 43 hotels with 7,924 rooms (excluding the Holiday Inn Marietta, GA hotel, which is currently closed following a major fire). As a result, the Company will sell a total of 27 hotels as summarized below:

Discontinued Operations portfolio as of September 30, 2006	13
Reclassified in October 2006	3
Sold in October 2006	(2)

Discontinued Operations portfolio as of November 1, 2006	14
Additional hotels to be reclassified to Discontinued Operations portfolio (including the Jekyll Island hotel currently closed for demolition)	13

Total hotels to be sold	27

The hotels to be sold include one hotel which is currently in default of its franchise agreement for failure to complete the Property Improvement Plan, and one hotel which is in non-compliance of its franchise agreement due to substandard guest satisfaction scores.
Management estimates that the Company will incur impairment charges in the fourth quarter of 2006 of $13 to $19 million.
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
As of September 30, 2006, we operated 72 hotels (excluding the Jekyll Island property) with an aggregate of 13,020 rooms, located in 28 states and Canada. Of the 72 hotels, 59 hotels, with an aggregate of 10,688 rooms, were part of our continuing operations, while 13 hotels with an aggregate of 2,332 rooms, were held for sale and classified in discontinued operations. We consolidated all of these hotels in our financial statements.
Our portfolio of 72 hotels consisted of:
•	69 hotels that are wholly owned and operated through subsidiaries; and

•	three hotels that are operated in joint ventures in which we have a 50% or greater voting equity interest and exercise control.
As of September 30, 2006, we operated all but four of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 44 of our hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 13 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operated another 11 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues increased $4.6 million, or 6.3%, due to our continued strong growth in ADR as well as the reopening of two hotels which were closed in 2005 due to hurricane damage, and the completion of various renovation projects which resulted in displaced revenues in 2005. These increases were partially offset by the closure of our Jekyll Island and Marietta, GA properties.

•	Operating income increased $0.3 million, or 4.6%. The growth in operating income was partially offset by higher property insurance premiums, the closure and pending sale of our Jekyll Island property (see below), the closure of our Holiday Inn Marietta, GA hotel due to a fire, and higher depreciation costs as a result of our renovation projects, partially offset by casualty gains related to the settlement of certain property damage claims.

•	Income from continuing operations decreased $3.5 million. In addition to the factors mentioned above, the decrease was due to lower business interruption insurance proceeds, resulting from the reopening of two of our Florida hotels following extensive hurricane damage.
In the second quarter of 2006, the Company signed a contract to sell its property in Jekyll Island, GA. The buyer intends to redevelop the property and has received approval of its preliminary development plans from the Jekyll Island Authority (the “Authority”). The sale is contingent upon, among other things, the Company’s demolition of the existing hotel and the approval of the buyer’s final development plans by the Authority. The sale is expected to occur prior to the end of 2006, although the buyer has certain extension rights that could extend the closing of the sale into the first quarter of 2007. Because the Company is required to demolish the building, the property is not deemed available for sale in its present condition. Accordingly, the held for sale criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), were not met and the property was reported in Continuing Operations as of September 30, 2006. The Company closed the hotel on June 1, 2006 to prepare for demolition, which is currently in the final stage of completion. Several costs, totaling $1.0 million, associated with the closure and pending sale of the property were incurred during the second quarter of 2006 and were included in income from continuing operations, including:
•	$0.6 million of liquidated damages payable to the franchisor, of which 50% was reimbursed by the buyer in accordance with the terms of the contract;

•	$0.2 million of accelerated depreciation expense as a result of the pending demolition of the building; and,

•	$0.2 million of other costs related to the closure/sale including legal fees, write-off of various prepaid and deferred asset balances, and the write-off of costs associated with the disposal and/or removal of certain fixed assets and inventories.
Pursuant to the terms of the purchase agreement with the buyer, the Company is entitled to receive a percentage of the planned hotel’s cash flow as well as the proceeds from any eventual sale of the property. However, the Company will have no ownership interest in the planned hotel and will have no further obligations associated with it once the sale closes.
Overview of Discontinued Operations
As part of our portfolio improvement strategy and our efforts to reduce debt and interest costs, we sold 22 hotels, our single office building, and three land parcels between November 1, 2003 and September 30, 2006. Summarized below are certain financial data related to these sales:

($ in thousands)
Aggregate Sales Price	$105,586
Debt pay down (principal only)	73,253
In accordance with SFAS No. 144, we have included the results of operations for the hotel assets sold, as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the Condensed Consolidated Statement of Operations. The assets held for sale at September 30, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2006 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three and nine months ended September 30, 2006, we recorded impairment charges of $2.0 million and $10.0 million on assets held for sale.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria in SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives, and accordingly, from time to time, we could identify other assets for disposition.
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
The impact of adopting SFAS 123(R), which resulted in additional compensation expense, for the three and nine months ended September 30, 2006 is summarized below (amounts in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Income from continuing operations	$279	$695
Income before income taxes	279	695
Net income	171	425
Basic earnings per share	0.007	0.017
Diluted earnings per share	0.007	0.017
Income Statement Overview
The discussion below focuses on our 60 continuing operations hotels (including the Holiday Inn Jekyll Island, GA, which closed on June 1, 2006), for the three months ended September 30, 2006 and September 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended September 30, 2006 and September 30, 2005.
Revenues — Continuing Operations

	Three months ended
	September 30,	September 30,
	2006	2005	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$60,540	$56,776	$3,764	6.6%
Food and beverage	15,040	14,243	797	5.6%
Other	2,387	2,348	39	1.7%

Total revenues	$77,967	$73,367	$4,600	6.3%

Occupancy	66.9%	67.4%		(0.7)%
ADR	$93.70	$88.02	$5.68	6.5%
RevPAR	$62.70	$59.36	$3.34	5.6%
Revenues during the third quarter of 2006 increased $4.6 million or 6.3%. $4.1 million of the increase was due to the reopening of the Crowne Plaza West Palm Beach and Melbourne, FL hotels which were closed for substantially all of 2005 because of hurricane repairs. In addition, we continued to experience strong growth in ADR, up 6.5%.
The third quarter of 2006 was also positively impacted by the completion of renovation projects at seven other hotels which experienced displacement during the third quarter of 2005. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Total revenue displacement for the seven hotels under renovation (excluding the two hurricane-damaged hotels) was $1.7 million in the third quarter of 2005. There was no displacement in the third quarter of 2006.
The growth in revenues was negatively impacted by the closure of our Holiday Inn Marietta, GA hotel, which suffered a major fire in January 2006. The estimated lost revenues for the third quarter of 2006 totaled $1.1 million. We have filed a claim for business interruption damages with our insurer. Also, as previously discussed, we closed our Holiday Inn hotel in Jekyll Island, GA on June 1, 2006 to prepare for the demolition and pending sale. As a result, this hotel did not generate revenues in the third quarter of 2006. Estimated lost revenues for the three months ended was $1.0 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended September 30, 2006 and September 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage, one hotel closed due to fire and one hotel closed for demolition, the impact of renovations underway and completed, and the impact of branding, we have presented this information in eight different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.

			Three Months Ended
Hotel	Room		September 30,	September 30,
Count	Count		2006	2005	Change/% Change
60	10,886	All Continuing Operations
		Occupancy	66.9%	67.4%		-0.7%
		ADR	$93.70	$88.02	$5.68	6.5%
		RevPAR	$62.70	$59.36	$3.34	5.6%

56	10,004	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	67.3%	67.7%		-0.6%
		ADR	$92.81	$88.63	$4.18	4.7%
		RevPAR	$62.51	$60.01	$2.50	4.2%
		RevPAR Index	95.6%	94.5%		1.2%

55	9,760	Continuing Operations less Radisson New Orleans Airport hotel, two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	67.6%	67.9%		-0.4%
		ADR	$92.72	$88.47	$4.25	4.8%
		RevPAR	$62.64	$60.08	$2.56	4.3%
		RevPAR Index	95.8%	94.4%		1.5%

46	7,950	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage, one hotel closed in 2006 for demolition and hotels under renovation in the first, second and third quarters of 2005 and/or 2006
		Occupancy	67.0%	69.9%		-4.1%
		ADR	$91.48	$86.84	$4.64	5.3%
		RevPAR	$61.29	$60.73	$0.56	0.9%
		RevPAR Index	96.5%	98.9%		-2.4%

25	4,093	Hotels completing major renovations in 2004 and 2005
		Occupancy	67.0%	66.2%		1.2%
		ADR	$97.55	$91.97	$5.58	6.1%
		RevPAR	$65.35	$60.90	$4.45	7.3%
		RevPAR Index	96.6%	91.0%		6.2%

13	1,515	Marriott Hotels
		Occupancy	74.5%	74.7%		-0.3%
		ADR	$104.86	$94.03	$10.83	11.5%
		RevPAR	$78.08	$70.28	$7.80	11.1%
		RevPAR Index	114.1%	111.7%		2.1%

4	777	Hilton Hotels
		Occupancy	69.0%	73.0%		-5.5%
		ADR	$104.40	$97.28	$7.12	7.3%
		RevPAR	$72.08	$71.03	$1.05	1.5%
		RevPAR Index	93.7%	95.2%		-1.6%

34	6,685	IHG Hotels less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	68.6%	68.1%		0.7%
		ADR	$90.77	$88.25	$2.52	2.9%
		RevPAR	$62.23	$60.11	$2.12	3.5%
		RevPAR Index	94.5%	92.3%		2.4%

5	1,027	Other Brands and Independent Hotels
		Occupancy	47.7%	50.6%		-5.7%
		ADR	$71.44	$70.80	$0.64	0.9%
		RevPAR	$34.07	$35.84	($1.77)	-4.9%
		RevPAR Index	71.4%	78.5%		-9.0%

Direct operating expenses — Continuing Operations

	Three months ended				% of total revenues
	September 30,	September 30,			September 30,	September 30,
	2006	2005	Increase (decrease)		2006	2005
	(unaudited in thousands)
Direct operating expenses:
Rooms	$16,247	$14,909	$1,338	9.0%	20.8%	20.3%
Food and beverage	11,553	10,300	1,253	12.2%	14.8%	14.0%
Other	1,747	1,775	(28)	(1.6)%	2.2%	2.4%

Total direct operating expenses	$29,547	$26,984	$2,563	9.5%	37.9%	36.8%

Direct operating margin (by revenue source):
Rooms	$44,293	$41,867	$2,426	5.8%
Food and beverage	3,487	3,943	(456)	(11.6)%
Other	640	573	67	11.7%

Total direct operating margin	$48,420	$46,383	$2,037	4.4%

Direct operating margin % (by revenue source):
Rooms	73.2%	73.7%
Food and beverage	23.2%	27.7%
Other	26.8%	24.4%

Total direct operating margin	62.1%	63.2%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating margin to mean total revenue less total direct operating expense as presented in the condensed consolidated statement of operations. We assess profitability by measuring changes in our direct operating margin and direct operating margin percentage, which is direct operating margin as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating margin, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to management.
Direct operating expenses increased $2.6 million, or 9.5%, and increased as a percentage of total revenues from 36.8% in 2005 to 37.9% in 2006. Direct operating margin declined 110 basis points from 63.2% in the third quarter of 2005 to 62.1% in the third quarter of 2006.
Rooms expenses increased $1.3 million, or 9.0%. On a cost per occupied room (POR) basis, rooms expenses increased 8.8%, from $23.12 in the third quarter of 2005 to $25.15 in the third quarter of 2006. Rooms expenses were impacted primarily by the following:
•	Higher fee-based expenses, including reservations, travel agent and credit card commissions, due to the 6.5% growth in ADR.

•	Higher payroll costs, up 9.3% on a POR basis.

•	Increased linen costs and guest supplies associated with certain brand-mandated upgrades.
As a percentage of total revenues, rooms expenses increased 50 basis points from 20.3% in 2005 to 20.8% in 2006.
Food and beverage expenses increased $1.3 million, or 12.2%, largely driven by the growth in revenues. The direct operating margin for food and beverage decreased 450 basis points from 27.7% to 23.2%. Food and beverage margin was negatively impacted by higher costs for food & beverage goods (177 basis points) and increased food labor (265 basis points).
Other direct operating expenses remained fairly constant, decreasing $28,000 or 1.6%.

Other operating expenses and operating income — Continuing Operations

	Three months ended				% of total revenues
	September 30,	September 30,			September 30,	September 30,
	2006	2005	Increase (decrease)		2006	2005
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$4,826	$5,318	$(492)	(9.3)%	6.2%	7.2%
Advertising and promotion	3,733	3,589	144	4.0%	4.8%	4.9%
Franchise fees	5,716	5,298	418	7.9%	7.3%	7.2%
Repairs and maintenance	4,142	3,839	303	7.9%	5.3%	5.2%
Utilities	5,004	4,476	528	11.8%	6.4%	6.1%
Other expenses	9	42	(33)	(78.6)%	0.0%	0.1%

Total other hotel operating expenses	23,430	22,562	868	3.8%	30.1%	30.8%

Property and other taxes, insurance and leases	6,939	5,202	1,737	33.4%	8.9%	7.1%
Corporate and other	5,635	5,845	(210)	(3.6)%	7.2%	8.0%
Casualty (gains) losses, net	(3,086)	190	(3,276)	(1724.2)%	(4.0)%	0.3%
Depreciation and amortization	9,234	6,340	2,894	45.6%	11.8%	8.6%
Impairment of long-lived assets	367	603	(236)	(39.1)%	0.5%	0.8%

Total other operating expenses	$42,519	$40,742	$1,777	4.4%	54.5%	55.5%

Total operating expenses	$72,066	$67,726	$4,340	6.4%	92.4%	92.3%

Operating income	$5,901	$5,641	$260	4.6%	7.6%	7.7%

Operating income increased $0.3 million, or 4.6%. The growth in operating income was partially offset by the closure of our Jekyll Island and Marietta, GA hotels. Operating income margin decreased slightly from 7.7% in 2005 to 7.6% in 2006.
Other hotel operating expenses increased $0.9 million, or 3.8%, in the third quarter 2006 as compared to the same period in 2005. While the dollar amount increased, other hotel operating expenses decreased as a percent of total revenues from 30.8% in 2005 to 30.1% in 2006. The increase in other hotel operating costs was a result of the following factors:
•	Utilities increased $0.5 million, or 11.8% (11.7% on a cost POR basis), primarily as a result of significantly higher utility rates and the reopening of our Crowne Plaza hotels in West Palm Beach and Melbourne, FL. As a percentage of total revenues, utilities increased 30 basis points.

•	Franchise fees increased $0.4 million, or 7.9%. As a percentage of total revenues, franchise fees increased 10 basis points from 7.2% to 7.3%. As a percentage of room revenues, franchise fees increased 10 basis points from 9.3% to 9.4%.

•	Repairs and maintenance expenses increased $0.3 million, or 7.9%, driven by higher automobile fuel costs associated with our fleet of vans and several large repair projects. Repairs and maintenance expenses increased 10 basis points from 5.2% to 5.3% as a percentage of revenues.

•	Advertising and promotion costs increased $0.1 million, or 4.0%, due primarily to the addition of sales personnel and sales programs to promote our newly renovated and reopened properties. As a percentage of total revenues, advertising and promotion costs decreased from 4.9% in 2005 to 4.8% in 2006, a decrease of 10 basis points.
Property and other taxes, insurance and leases increased $1.7 million, or 33.4%, due mainly to higher property insurance premiums of $1.3 million. As a percentage of total revenue, property and other taxes, insurance and leases increased 180 basis points.
Casualty gains of $3.1 million in the third quarter of 2006 related to the settlement of an environmental claim at our Crowne Plaza West Palm Beach, FL hotel and a property damage claim at our Crowne Plaza Melbourne, FL hotel which was previously disputed by our insurance carrier.
Corporate and other costs decreased $0.2 million, or 3.6%, and decreased 80 basis points as a percentage of revenues from 8.0% in 2005 to 7.2% in 2006.
Depreciation and amortization increased $2.9 million, or 45.6%, because of the completion of major renovation projects at several of our hotels.

Non-operating income (expenses) — Continuing Operations

	Three months ended
	September 30,	September 30,
	2006	2005	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$2,973	$6,094	$(3,121)	(51.2)%
Interest income and other	786	348	438	125.9%
Interest expense	(7,514)	(6,121)	1,393	22.8%
The $3.1 million decrease in business interruption proceeds was mainly a result of the reopening of our two hotels in Florida in 2006 that were closed in 2005 due to hurricane damage. The increase in interest income and other of $0.4 million was due to higher balances in our interest-bearing cash and escrow accounts, as well as higher interest rates. The $1.4 million increase in interest expense was primarily the result of lower capitalized interest due to fewer construction projects, higher interest rates on our variable rate debt, and higher amortization of deferred loan costs associated with the debt refinancing which occurred in the first quarter of 2006. We have interest rate caps for all of our variable rate debt to manage our exposure to increases in interest rates.
The analysis below compares the results of operations for the nine months ended September 30, 2006 and September 30, 2005.
Revenues — Continuing Operations

	Nine months ended
	September 30,	September 30,
	2006	2005	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$181,681	$159,497	$22,184	13.9%
Food and beverage	47,937	43,095	4,842	11.2%
Other	7,144	7,081	63	0.9%

Total revenues	$236,762	$209,673	$27,089	12.9%

Occupancy	65.8%	65.3%		0.7%
ADR	$95.67	$86.07	$9.60	11.2%
RevPAR	$62.93	$56.20	$6.73	12.0%
Revenues for the first nine months of 2006 increased $27.1 million, or 12.9%. The increase was driven primarily by continued strong growth in ADR, up 11.2%, a $3.7 million increase in revenues at our Radisson New Orleans Airport Hotel which benefited from high occupancy levels, a $13.5 million increase due to the reopening of two hurricane damaged hotels (Crowne Plaza West Palm Beach and Melbourne, FL hotels), and a $6.5 million increase resulting from the completion of renovation projects at ten hotels which experienced displacement during the same period in 2005. Total revenue displacement for the ten hotels under renovation (excluding the two hurricane-damaged hotels) was $4.2 million, during the first nine months of 2005. There was no displacement for the first nine months of 2006.
The growth in revenues was negatively impacted by the closure of our Holiday Inn Marietta, GA hotel, which suffered a major fire in January 2006. The estimated lost revenues for the first nine months of 2006 were $2.8 million. Also, as previously discussed, we closed our Holiday Inn hotel in Jekyll Island, GA on June 1, 2006 to prepare for the demolition and pending sale. As a result, the estimated lost revenues for the first nine months of 2006 was $1.5 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the nine months ended September 30, 2006 and September 30, 2005. To illustrate the impact of the two hotels closed due to hurricane damage, one hotel closed due to fire and one hotel closed for demolition, the impact of the high occupancy levels at the Radisson New Orleans Airport hotel, the impact of renovations underway and completed, and the impact of branding, we have presented this information in eight different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.

			Nine Months Ended
Hotel	Room		September 30,	September 30,
Count	Count		2006	2005	Change/% Change
60	10,886	All Continuing Operations
		Occupancy	65.8%	65.3%		0.8%
		ADR	$95.67	$86.07	$9.60	11.2%
		RevPAR	$62.93	$56.20	$6.73	12.0%

56	10,004	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	66.3%	65.7%		0.9%
		ADR	$94.42	$86.66	$7.76	9.0%
		RevPAR	$62.55	$56.91	$5.64	9.9%
		RevPAR Index	97.3%	94.8%		2.6%

55	9,760	Continuing Operations less Radisson New Orleans Airport hotel, two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	66.1%	66.1%		—
		ADR	$93.60	$86.86	$6.74	7.8%
		RevPAR	$61.91	$57.44	$4.47	7.8%
		RevPAR Index	96.9%	95.6%		1.4%

46	7,950	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage, one hotel closed in 2006 for demolition and hotels under renovation in the first, second and third quarters of 2005 and/or 2006
		Occupancy	66.0%	67.5%		-2.2%
		ADR	$92.43	$86.01	$6.42	7.5%
		RevPAR	$61.02	$58.06	$2.96	5.1%
		RevPAR Index	98.7%	99.9%		-1.2%

25	4,093	Hotels completing major renovations in 2004 and 2005
		Occupancy	68.8%	66.4%		3.6%
		ADR	$99.35	$87.44	$11.91	13.6%
		RevPAR	$68.33	$58.03	$10.30	17.7%
		RevPAR Index	99.0%	90.6%		9.3%

13	1,515	Marriott Hotels
		Occupancy	74.2%	73.8%		0.5%
		ADR	$102.96	$93.22	$9.74	10.4%
		RevPAR	$76.39	$68.82	$7.57	11.0%
		RevPAR Index	115.7%	114.8%		0.8%

4	777	Hilton Hotels
		Occupancy	66.3%	68.5%		-3.2%
		ADR	$104.33	$96.27	$8.06	8.4%
		RevPAR	$69.14	$65.93	$3.21	4.9%
		RevPAR Index	96.4%	96.1%		0.3%

34	6,685	IHG Hotels less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire damage and one hotel closed in 2006 for demolition
		Occupancy	66.6%	66.2%		0.6%
		ADR	$91.67	$85.63	$6.04	7.1%
		RevPAR	$61.02	$56.70	$4.32	7.6%
		RevPAR Index	95.1%	93.0%		2.3%

5	1,027	Other Brands and Independent Hotels
		Occupancy	52.5%	48.0%		9.4%
		ADR	$89.76	$70.71	$19.05	26.9%
		RevPAR	$47.12	$33.93	$13.19	38.9%
		RevPAR Index	84.5%	71.3%		18.5%

Direct operating expenses — Continuing Operations

	Nine months ended				% of total revenues
	September 30,	September 30,			September 30,	September 30,
	2006	2005	Increase (decrease)		2006	2005
	(unaudited in thousands)
Direct operating expenses:
Rooms	$47,409	$42,571	$4,838	11.4%	20.0%	20.3%
Food and beverage	35,089	30,712	4,377	14.3%	14.8%	14.6%
Other	5,455	5,365	90	1.7%	2.3%	2.6%

Total direct operating expenses	$87,953	$78,648	$9,305	11.8%	37.1%	37.5%

Direct operating margin (by revenue source):
Rooms	$134,272	$116,926	$17,346	14.8%
Food and beverage	12,848	12,383	465	3.8%
Other	1,689	1,716	(27)	(1.6)%

Total direct operating margin	$148,809	$131,025	$17,784	13.6%

Direct operating margin % (by revenue source):
Rooms	73.9%	73.3%
Food and beverage	26.8%	28.7%
Other	23.6%	24.2%

Total direct operating margin %	62.9%	62.5%

Direct operating expenses increased $9.3 million, or 11.8%, in the first nine months of 2006, while direct operating margin improved 40 basis points to 62.9% in the first nine months of 2006 compared to the same period one year ago. As a percentage of total revenues, direct operating expenses decreased 40 basis points from 37.5% in 2005 to 37.1% in 2006.
Room expenses increased $4.8 million, or 11.4%, but decreased 60 basis points as a percentage of room revenue from 26.7% in the first nine months of 2005 to 26.1% in the same period of 2006. Rooms expenses on a cost per occupied room (POR) basis were $24.97 in the first nine months of 2006 as compared to $22.97 in the same period in 2005, an increase of 8.7%. Payroll and related benefits drove part of this increase, up 6.8% on a POR basis from $14.06 in 2005 to $15.01 in 2006. Other rooms expenses, on a POR basis, were $9.95 in the first nine months of 2006 as compared to $8.91 in 2005, an increase of 11.7%. This increase was primarily due to higher fee-based expenses (reservations, travel agent and credit card commissions) resulting from the 11.2% increase in ADR. Linen expense and guest supplies also increased as a result of certain brand-mandated upgrades.
Food and beverage expenses were up $4.4 million, or 14.3%, compared to last year, mainly because of the growth in revenues but also because of higher costs for food and beverage goods and labor. Food and beverage margin declined from 28.7% in 2005 to 26.8% in 2006.
Other operating expenses were in line with the first nine months of 2005, increasing $0.1 million, but decreased 30 basis points as a percentage of total revenues.
Other operating expenses and operating income — Continuing Operations

	Nine months ended				% of total revenues
	September 30,	September 30,			September 30,	September 30,
	2006	2005	Increase (decrease)		2006	2005
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$14,361	$14,586	$(225)	(1.5)%	6.1%	7.0%
Advertising and promotion	11,496	10,484	1,012	9.7%	4.9%	5.0%
Franchise fees	17,445	14,662	2,783	19.0%	7.4%	7.0%
Repairs and maintenance	12,445	11,335	1,110	9.8%	5.3%	5.4%
Utilities	14,006	12,356	1,650	13.4%	5.9%	5.9%
Other expenses	179	210	(31)	(14.8)%	0.1%	0.1%

Total other hotel operating expenses	69,932	63,633	6,300	9.9%	29.5%	30.3%

Property and other taxes, insurance and leases	17,759	15,220	2,539	16.7%	7.5%	7.3%
Corporate and other	15,961	15,863	98	0.6%	6.7%	7.6%
Casualty (gains) losses, net	(3,145)	322	(3,467)	(1076.7)%	(1.3)%	0.2%
Depreciation and amortization	26,565	18,176	8,389	46.2%	11.2%	8.7%
Impairment of long-lived assets	645	1,656	(1,011)	(61.1)%	0.3%	0.8%

Total other operating expenses	$127,717	$114,870	$12,848	11.2%	53.9%	54.8%

Total operating expenses	$215,670	$193,518	$22,153	11.4%	91.1%	92.3%

Operating income	$21,092	$16,155	$4,936	30.6%	8.9%	7.7%

Operating income for the nine months ended September 30, 2006 increased $4.9 million, or 30.6%, compared to the same period last year. As a percentage of total revenues, operating income increased from 7.7% in 2005 to 8.9% in 2006, an increase of 120 basis points.

Other hotel operating expenses increased $6.3 million, or 9.9%, during the first nine months of 2006, but decreased 80 basis points as a percentage of total revenues from 30.3% in 2005 to 29.5% in 2006. The increase in other hotel operating expenses was driven by the following factors:
•	Franchise fees were up $2.8 million, or 19.0%, due to the increased room revenue, as well as $0.6 million in liquidated damages payable to the franchisor as a result of the closure and pending sale of our Jekyll Island, GA property. As a percentage of total revenues, franchise fees increased 40 basis points from 7.0% in 2005 to 7.4% in 2006. As a percentage of room revenues, franchise fees increased 40 basis points from 9.2% in 2005 to 9.6% in 2006.

•	Utilities increased $1.7 million, or 13.4%, primarily as a result of significantly higher utility rates and the reopening of our Crowne Plaza Hotels in Melbourne and West Palm Beach, FL. Utilities remained flat as a percentage of total revenues compared to 2005, at 5.9%.

•	Repairs and maintenance expenses increased $1.1 million, or 9.8%, primarily because of several large repair projects, as well as higher automobile fuel costs associated with our fleet of vans. As a percentage of total revenues, repairs and maintenance costs decreased 10 basis points from 5.4% in 2005 to 5.3% in 2006.

•	Advertising and promotion costs increased $1.0 million, or 9.7%, due in large part to the reopening of two of our hotels in Florida. The remaining increase is a result of additional sales personnel and sales programs to promote our other newly renovated properties. Advertising and promotion costs decreased 10 basis points as a percentage of total revenues from 5.0% in 2005 to 4.9% in 2006.
Property and other taxes, insurance and leases costs increased $2.5 million, or 16.7%, for the first nine months of 2006, driven primarily by higher property insurance premiums of $2.1 million.
Casualty gains of $3.1 million in the first nine months of 2006 related to the settlement of an environmental claim at our Crowne Plaza West Palm Beach, FL hotel and a property damage claim at our Crowne Plaza Melbourne, FL hotel which was previously disputed by our insurance carrier.
Corporate and other costs remained fairly constant, increasing $0.1 million, or 0.6%.
Charges for the impairment of long-lived assets of $0.6 million represent the write-off of the net book value of assets that were replaced in the first nine months of 2006.
Non-operating income (expenses) — Continuing Operations

	Nine months ended
	September 30,	September 30,
	2006	2005	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$4,125	$7,823	$(3,698)	(47.3)%
Interest income and other	1,943	573	1,370	239.1%
Interest expense	(22,041)	(18,340)	3,701	20.2%
The $3.7 million decrease in business interruption proceeds was mainly a result of the reopening of our two hotels in Florida in 2006 that were closed in 2005 due to hurricane damage.
The $1.4 million increase in interest income and other was due to higher balances in our interest-bearing cash and escrow accounts as well as higher interest rates. The $3.7 million increase in interest expense was primarily the result of prepayment penalties and higher amortization of deferred loan costs associated with the debt refinancings which occurred in the first quarter of 2006, lower capitalized interest due to fewer construction projects, and higher interest rates on our variable rate debt. We have interest rate caps for all of our variable rate debt to manage our exposure to increases in interest rates.
Results of Operations — Discontinued Operations
During the three months ended September 30, 2006, no hotels were sold. For the nine months ended September 30, 2006, we sold two hotels and one land parcel for an aggregate sales price of $10.5 million. The proceeds were used for general corporate purposes.

Impairment was recorded on assets held for sale in the three and nine months ended September 30, 2006 and September 30, 2005. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage our real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $2.0 million recorded in the three months ended September 30, 2006 included the following:
a)	$1.0 million on the Crowne Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell; and

b)	$1.0 million on the Holiday Inn Sheffield, AL hotel to reflect the lowered estimated selling price.
The impairment of long-lived assets held for sale of $10.0 million recorded in the nine months ended September 30, 2006 included the following (amounts are individually rounded):
a)	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

b)	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

c)	$1.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006 and the lowered estimated selling price in the third quarter;

d)	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

e)	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

f)	$0.1 million on the Fairfield Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

g)	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

h)	$1.0 million on the Crowne Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell.
During the third quarter of 2005, we recorded impairment charges of $0.2 million, primarily related to the final disposition of the Holiday Inn Rolling Meadows, IL and Holiday Inn Gadsden, AL hotels.
During the nine months ended September 30, 2005, we recorded impairment charges totaling $5.5 million as follows (amounts below are individually rounded):
a)	$1.7 million on the Holiday Inn Rolling Meadows, IL hotel to reflect the reduced selling price and to record the final disposition of the hotel;

b)	$1.3 million on the Holiday Inn St. Louis North, MO hotel to reflect the reduced selling price;

c)	$1.6 million on the Holiday Inn Lawrence, KS hotel to reflect the reduced fair value appraisal;

d)	$0.3 million on the Holiday Inn Express Gadsden, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale in January 2005, to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and to record the final disposition of the hotel;

e)	$0.4 million on the Mt. Laurel, NJ land parcel to reflect the lowered estimated selling price of the land;

f)	$0.3 million on the Holiday Inn Morgantown, WV hotel to adjust for the further reduction in the estimated selling price of the hotel; and

g)	$ (0.1) million recovery on the Holiday Inn Austin, TX hotel related to insurance premium refunds.
Income Taxes
Because we reported net losses for federal income tax purposes, we paid no estimated federal income tax for the year ended December 31, 2005. At December 31, 2005, we had available net operating loss carryforwards of approximately $306 million for federal income tax purposes, which will expire in 2006 through 2024, excluding an actual tax net loss of $32.9 million for the year ended December 31, 2005. In addition, our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2005, we had available Section 382 net operating loss carryforwards of approximately $17.9 million for federal income tax purposes, excluding an additional $8.3 million for the year ended December 31, 2005.
In 2006, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards and would not exceed the Section 382 limitation carryforwards.
Furthermore, at December 31, 2005, we established a valuation allowance of $118.2 million to fully offset our net deferred tax asset. Approximately $110.0 million of this balance is attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. For the three and nine months ended September 30, 2006, we released approximately $0.1 and $3.5 million, respectively, relating to these pre-emergence deferred tax assets, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid in capital in accordance with SOP 90-7.
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
The following table reconciles income from continuing operations, a GAAP measure, to EBITDA from continuing operations, a non-GAAP measure, for the three and nine months ended September 30, 2006 and September 30, 2005:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited in thousands)
Continuing operations:
Income from continuing operations	$1,358	$4,822	$2,975	$5,057
Depreciation and amortization	9,234	6,340	26,565	18,176
Interest income	(786)	(340)	(1,943)	(765)
Interest expense	7,514	6,121	22,041	18,340
Provision for income taxes — continuing operations	889	13	2,105	148

EBITDA from continuing operations	$18,209	$16,956	$51,743	$40,956

     Income from continuing operations and EBITDA from continuing operations include the following items:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$13	$3	$175
Impairment of long-lived assets	367	603	645	1,656
Casualty (gains) losses	(3,086)	190	(3,145)	322
Write-off of receivable from non-consolidated hotel	—	(200)	—	746
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	170

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended September 30, 2006. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 60 hotels classified in continuing operations at September 30, 2006:

	Three Months Ended
	09/30/06	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
	($ in thousands)

Revenues:
Rooms	$60,540	$64,886	$56,255	$49,624	$56,776	$55,495	$47,226	$42,826
Food and beverage	15,040	18,460	14,437	14,860	14,243	16,225	12,627	15,779
Other	2,387	2,505	2,252	2,122	2,348	2,433	2,300	2,057

Total revenues	77,967	85,851	72,944	66,606	73,367	74,153	62,152	60,662

Operating expenses:
Direct:
Rooms	16,247	16,367	14,795	13,951	14,909	14,680	12,982	12,914
Food and beverage	11,553	12,616	10,920	10,657	10,300	11,163	9,249	11,434
Other	1,747	1,927	1,781	1,726	1,775	1,869	1,721	1,603

Total direct operating expenses	29,547	30,910	27,498	26,334	26,984	27,712	23,952	25,951

	48,420	54,941	45,448	40,272	46,383	46,441	38,200	34,711

Other operating expenses:
Other hotel operating costs	23,430	23,667	22,835	21,595	22,562	20,780	20,291	19,022
Property and other taxes, insurance and leases	6,939	5,583	5,237	4,473	5,202	5,101	4,917	4,426
Corporate and other	5,635	5,395	4,931	2,490	5,845	5,359	4,659	2,937
Casualty gains and losses	(3,086)	(248)	189	(31,251)	190	28	104	290
Depreciation and amortization	9,234	9,029	8,302	8,440	6,340	6,046	5,790	5,700
Impairment of long-lived assets	367	74	204	1,656	603	955	98	4,203

Other operating expenses	42,519	43,500	41,698	7,403	40,742	38,269	35,859	36,578

Operating income	5,901	11,441	3,750	32,869	5,641	8,172	2,341	(1,867)

Other income (expenses):
Business interruption insurance proceeds	2,973	1,152	—	1,772	6,094	1,729	—	—
Interest income and other	786	848	309	272	348	53	172	360
Other interest expense	(7,514)	(7,227)	(7,300)	(6,287)	(6,121)	(6,126)	(6,092)	(6,509)

Income (loss) before income taxes and minority interest	2,146	6,214	(3,241)	28,626	5,962	3,828	(3,579)	(8,016)
Minority interests	101	(136)	(4)	(8,486)	(1,127)	(120)	241	355

Income (loss) before income taxes — continuing operations	2,247	6,078	(3,245)	20,140	4,835	3,708	(3,338)	(7,661)
(Provision) benefit for income taxes — continuing operations	(889)	(2,510)	1,294	(9,192)	(13)	(67)	(68)	259

Income (loss) from continuing operations	1,358	3,568	(1,951)	10,948	4,822	3,641	(3,406)	(7,402)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,839)	586	5,599	(4,268)	4,887	(1,767)	(3,582)	(6,414)
Minority interests	—	—	—	—	—	—	(96)	52
Income tax benefit (provision)	643	(153)	(2,274)	1,124	—	—	—	—

(Loss) income from discontinued operations	(1,196)	433	3,325	(3,144)	4,887	(1,767)	(3,678)	(6,362)

Net income (loss) attributable to common stock	$162	$4,001	$1,374	$7,804	$9,709	$1,874	$(7,084)	$(13,764)

EBITDA Reconciliation of Continuing Operations
The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified in continuing operations as of September 30, 2006, reflecting the reclassification of certain hotels from continuing operations to discontinued operations as discussed in connection with the preceding table:

	Three Months Ended
	09/30/06	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
	($ in thousands)

Continuing operations:
Income (loss) from continuing operations	$1,358	$3,568	$(1,951)	$10,948	$4,822	$3,641	$(3,406)	$(7,402)
Depreciation and amortization	9,234	9,029	8,302	8,441	6,340	6,046	5,790	5,700
Interest income	(786)	(848)	(309)	(261)	(340)	(205)	(220)	(346)
Interest expense	7,514	7,227	7,300	6,286	6,121	6,126	6,092	6,509
Provision (benefit) for income taxes — continuing operations	889	2,510	(1,294)	9,192	13	67	68	(259)

EBITDA from continuing operations	$18,209	$21,486	$12,048	$34,606	$16,956	$15,675	$8,324	$4,202

Income (loss) from continuing operations, and EBITDA from continuing operations, include the following items:

	Three Months Ended
	09/30/06	06/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
	($ in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$—	$3	$(2)	$13	$52	$110	$61
Impairment of long-lived assets	367	74	204	1,656	603	955	97	4,203
Casualty (gains) losses	(3,086)	(248)	188	(31,251)	190	28	104	290
Write-off of receivable from non-consolidated hotel	—	—	—	1	(200)	946	—	—
Adjustment to bankruptcy claims reserve	—	—	—	—	—	—	—	(36)
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	—	—	170	—	—
Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2006 and September 30, 2005, by market. The following tables exclude four of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the three and nine months ended September 30, 2005;

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the three and nine months ended September 30, 2005;

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage; and

•	The Holiday Inn Jekyll Island, GA hotel since it closed on June 1, 2006 for demolition.

Combined Continuing and Discontinued Operations — 69 hotels (excludes 4 hotels)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	71.8%	75.6%	69.2%	71.7%
Average daily rate	$113.98	$102.63	$113.49	$101.29
RevPAR	$81.86	$77.60	$78.52	$72.64

Upscale
Number of properties	20	18	20	18
Number of rooms	3,660	3,185	3,660	3,185
Occupancy	65.7%	68.3%	69.1%	68.8%
Average daily rate	$96.44	$86.78	$100.14	$88.68
RevPAR	$63.36	$59.31	$69.16	$60.99

Midscale with Food & Beverage
Number of properties	35	36	35	36
Number of rooms	6,613	6,844	6,613	6,844
Occupancy	66.5%	64.7%	63.0%	61.7%
Average daily rate	$84.05	$83.52	$83.95	$79.90
RevPAR	$55.87	$54.01	$52.88	$49.34

Midscale without Food & Beverage
Number of properties	5	7	5	7
Number of rooms	596	821	596	821
Occupancy	60.6%	69.7%	65.1%	69.0%
Average daily rate	$74.32	$69.30	$80.38	$68.19
RevPAR	$45.07	$48.31	$52.30	$47.05

Economy
Number of properties	1	1	1	1
Number of rooms	126	126	126	126
Occupancy	48.2%	38.6%	49.1%	53.0%
Average daily rate	$58.06	$57.53	$58.80	$64.20
RevPAR	$27.98	$22.21	$28.85	$34.03

Independent Hotels
Number of properties	4	3	4	3
Number of rooms	516	535	516	535
Occupancy	44.9%	48.2%	42.8%	41.5%
Average daily rate	$61.35	$81.91	$62.54	$70.86
RevPAR	$27.56	$39.52	$26.74	$29.42

All Hotels
Number of properties	69	69	69	69
Number of rooms	12,336	12,336	12,336	12,336
Occupancy	65.2%	65.7%	64.3%	63.7%
Average daily rate	$88.67	$84.65	$90.27	$82.72
RevPAR	$57.84	$55.63	$58.07	$52.73

Continuing Operations — 56 hotels (excludes 4 hotels and held for sale hotels)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	71.8%	75.6%	69.2%	71.7%
Average daily rate	$113.98	$102.63	$113.49	$101.29
RevPAR	$81.86	$77.60	$78.52	$72.64

Upscale
Number of properties	18	16	18	16
Number of rooms	3,088	2,613	2,613	2,613
Occupancy	67.2%	71.0%	71.0%	71.5%
Average daily rate	$99.64	$89.77	$103.70	$91.68
RevPAR	$66.94	$63.73	$73.66	$65.60

Midscale with Food & Beverage
Number of properties	28	29	28	29
Number of rooms	5,376	5,607	5,607	5,607
Occupancy	68.0%	66.2%	63.8%	62.9%
Average daily rate	$88.16	$87.84	$87.61	$84.13
RevPAR	$59.96	$58.12	$55.89	$52.90

Midscale without Food & Beverage
Number of properties	4	4	4	4
Number of rooms	484	484	484	484
Occupancy	59.1%	70.7%	64.1%	73.1%
Average daily rate	$77.06	$70.89	$84.49	$72.16
RevPAR	$45.56	$50.13	$54.14	$52.73

Economy
Number of properties	1	1	1	1
Number of rooms	126	126	126	126
Occupancy	48.2%	38.6%	59.2%	53.0%
Average daily rate	$58.06	$57.53	$50.86	$64.20
RevPAR	$27.98	$22.21	$30.13	$34.03

Independent Hotels
Number of properties	1	2	1	2
Number of rooms	105	349	349	349
Occupancy	64.6%	55.6%	59.2%	46.7%
Average daily rate	$47.09	$87.02	$50.86	$71.47
RevPAR	$30.42	$48.35	$30.13	$33.37

All Hotels
Number of properties	56	56	56	56
Number of rooms	10,004	10,004	10,004	10,004
Occupancy	67.3%	67.7%	66.3%	65.7%
Average daily rate	$92.81	$88.63	$94.42	$86.66
RevPAR	$62.51	$60.01	$62.55	$56.91
The categories in the tables above are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn and SpringHill Suites by Marriott;

•	Midscale with Food & Beverage: Clarion, DoubleTree, Holiday Inn, Holiday Inn Select, Quality Inn, and Ramada Inn;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn
Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2006 and September 30, 2005, by region. The following tables exclude four of our hotels because of year over year comparative issues as noted below:
•	The Crowne Plaza Melbourne, FL hotel since it was closed for hurricane renovations in the three and nine months ended September 30, 2005;

•	The Crowne Plaza West Palm Beach, FL hotel since it was closed for hurricane renovations in the three and nine months ended September 30, 2005;

•	The Holiday Inn Marietta, GA hotel since it was closed on January 15, 2006 due to fire damage; and

•	The Holiday Inn Jekyll Island, GA hotel since it closed on June 1, 2006 for demolition.

Combined Continuing and Discontinued Operations — 69 hotels (excludes 4 hotels)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Northeast Region
Number of properties	26	26	26	26
Number of rooms	4,768	4,768	4,768	4,768
Occupancy	71.8%	70.5%	66.4%	66.1%
Average daily rate	$95.01	$93.08	$95.42	$90.22
RevPAR	$68.18	$65.65	$63.34	$59.63

Southeast Region
Number of properties	23	23	23	23
Number of rooms	3,768	3,768	3,768	3,768
Occupancy	57.6%	60.8%	60.8%	60.3%
Average daily rate	$83.43	$79.36	$85.61	$74.79
RevPAR	$48.04	$48.29	$52.08	$45.09

Midwest Region
Number of properties	13	13	13	13
Number of rooms	2,484	2,484	2,484	2,484
Occupancy	64.8%	63.9%	63.3%	61.5%
Average daily rate	$80.33	$77.19	$81.23	$77.00
RevPAR	$52.03	$49.31	$51.40	$47.37

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	64.3%	65.6%	68.9%	69.3%
Average daily rate	$92.33	$79.59	$99.85	$86.15
RevPAR	$59.37	$52.23	$68.75	$59.73

All Hotels
Number of properties	69	69	69	69
Number of rooms	12,336	12,336	12,336	12,336
Occupancy	65.2%	65.7%	64.3%	63.7%
Average daily rate	$88.67	$84.65	$90.27	$82.72
RevPAR	$57.84	$55.63	$58.07	$52.73

Continuing Operations —56 hotels (excludes 4 hotels and held for sale hotels)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Northeast Region
Number of properties	25	25	25	25
Number of rooms	4,651	4,651	4,651	4,651
Occupancy	72.0%	70.4%	66.8%	66.2%
Average daily rate	$95.51	$93.53	$95.90	$90.75
RevPAR	$68.76	$65.85	$64.05	$60.09

Southeast Region
Number of properties	15	15	15	15
Number of rooms	2,378	2,378	2,378	2,378
Occupancy	60.2%	64.1%	62.5%	62.1%
Average daily rate	$93.27	$89.20	$95.08	$83.60
RevPAR	$56.12	$57.19	$59.38	$51.88

Midwest Region
Number of properties	9	9	9	9
Number of rooms	1,659	1,659	1,659	1,659
Occupancy	67.0%	66.9%	68.1%	66.4%
Average daily rate	$84.46	$80.45	$85.13	$79.76
RevPAR	$56.63	$53.84	$58.01	$52.98

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	64.3%	65.6%	68.9%	69.3%
Average daily rate	$92.33	$79.59	$99.85	$86.15
RevPAR	$59.37	$52.23	$68.75	$59.73

All Hotels
Number of properties	56	56	56	56
Number of rooms	10,004	10,004	10,004	10,004
Occupancy	67.3%	67.7%	66.3%	65.7%
Average daily rate	$92.81	$88.63	$94.42	$86.66
RevPAR	$62.51	$60.01	$62.55	$56.91
The regions in the tables above are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

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
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At September 30, 2006, airline receivables represented approximately 14% of our accounts receivable, net of allowances. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At September 30, 2006, we had 13 hotels classified as held for sale and, on November 2, 2006, we announced a major strategic initiative to reconfigure our portfolio, resulting in a total of 27 hotels to be sold.
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
At September 30, 2006, we had working capital (current assets less current liabilities) of $50.9 million compared to $20.8 million at December 31, 2005. The increase in working capital was primarily the result of cash flows from operations of $27.5 million.
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
Operating activities
Operating activities generated cash of $27.5 million in the first nine months of 2006, compared with $19.9 million of cash in the first nine months of 2005. The increase in cash generated by operations was attributable to the improved performance of our hotel portfolio and the reopening of two properties, which were damaged by hurricanes in 2004 and were closed throughout most of 2005.

Investing activities
Investing activities used $1.2 million of cash in the first nine months of 2006. Capital improvements in the first nine months of 2006 were $31.3 million. We received $9.4 million in proceeds from sale of assets in 2006. Additionally, in the first nine months of 2006, we withdrew $15.6 million from capital expenditure reserves with our lenders and received $3.7 million related to various property damage insurance claims.
Investing activities used cash of $2.6 million for the first nine months of 2005. Capital improvements of $63.3 million related primarily to our hurricane-damaged hotels and hotel renovation program. We received $36.3 million in proceeds from asset sales, and withdrew $13.4 million from our capital expenditure reserves. Additionally, we received $15.8 million in insurance advance proceeds for the hurricane-damaged hotels in the first nine months of 2005.
Financing activities
Financing activities provided cash of $6.9 million in the first nine months of 2006. We refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds from these loans were used to paydown existing debt and for general corporate purposes. As a result of these refinancings, four hotels were unencumbered. We paid deferred loan costs of $0.9 million associated with these refinancings. Additionally, we made principal payments of $35.9 million, including the previously mentioned paydown.
Financing activities used cash of $43.9 million in the first nine months of 2005. We made principal payments of $46.7 million. Additionally, we received $3.2 million in proceeds associated with the financing of our Pinehurst, NC hotel and paid $0.3 million in deferred loan costs.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2005 and Notes 6 and 7 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At September 30, 2006 and December 31, 2005, we had outstanding variable rate debt of approximately $102.2 million and $86.5 million, respectively, representing three loan agreements at September 30, 2006 and two loan agreements at December 31, 2005. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of each twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the interest rate caps totaled $30,000 and is recognized on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at September 30, 2006 and December 31, 2005 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of September 30, 2006 would be a reduction in income before income taxes of approximately $30,000.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of September 30, 2006 would be approximately $7.7 million.
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
As of September 30, 2006, we have performed an evaluation under the supervision and with participation from our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Although we have implemented certain controls to address the previously identified material weakness in the operation of internal controls over the calculation of our income tax provision, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to conclude that we had a material weakness in the effectiveness of internal control over financial reporting. Accordingly, based on our evaluation we have concluded that as of September 30, 2006 our disclosure controls and procedures were not effective.
For the nine months ended September 30, 2006, we refined our procedures over the determination and review of annual tax provisions through the re-assignment of responsibilities for certain tax personnel and the identification of outside resources for consultation on complex tax issues. We are continuing to evaluate additional controls and procedures for this area.
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

LODGIAN, INC.
Date: November 7, 2006	By:	/s/ EDWARD J. ROHLING
Edward J. Rohling
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description
4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.1	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.2	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.

10.3	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.4	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.5	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.6	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.7	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.8	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.9	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.10	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.11	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.12	Loan Modification Agreement (Fixed Rate #4) dated October 17, 2005, by and between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K. (File No. 1-14537), filed on October 21, 2005).

10.13	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.14	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

10.15	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.16	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).

Exhibit
Number	Description
10.17	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.18	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.19	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.20	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.21	Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.22	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.23	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.24	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.25	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.26	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.27	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.28	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.29	Executive Employment Agreement between Mark D. Linch and Lodgian, Inc., dated June 8, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on June 14, 2006).

10.30	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.