Form 10-K
period 2006-12-31
LODGIAN INC
filed 2007-03-15
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2006, was $351,829,935 based on the closing price of $14.25 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The registrant had 24,647,826 shares of Common Stock, par value $.01, outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.
Form 10-K
For the Year Ended December 31, 2006

PART I

Item 1.	Business

When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.

Our Company

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2007 Green Book published in December 2006. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott” and “Hilton.” As of March 1, 2007, we operated 68 hotels with an aggregate of 12,353 rooms, located in 28 states and Canada. Of the 68 hotels we operated as of March 1, 2007, 44 hotels, with an aggregate of 8,116 rooms, are part of our continuing operations, while 24 hotels, with an aggregate of 4,237 rooms, were held for sale and classified in discontinued operations. Our portfolio of hotels, all of which we consolidate in our financial statements, consists of:

•	65 hotels that we wholly own and operate through subsidiaries; and

•	three hotels that we operate in joint ventures in which we have a 50% or greater equity interest and exercise control.

Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We operate all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operate 42 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 13 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. We operate another 11 hotels under other nationally recognized brands and two hotels are non-branded. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.

Our management consists of an experienced team of professionals with extensive lodging industry experience led by our President and Chief Executive Officer, Edward J. Rohling, who has been in the lodging industry for over twenty-four years. In addition, our Vice President of Hotel Operations and our Senior Vice President of Capital Investment have been in the hospitality industry for over twenty years each.

Our Operations

Our operations team is responsible for the management of our properties. We have aligned our operations team into two divisions. Our core operating division is responsible for the operations of our held for use hotels, while our held for sale division is responsible for the operations of our held for sale hotels. This structure allows our core operating division to concentrate on the creation of long-term value while our held for sale division is simultaneously focused on maximizing hotel performance through the date of sale and accelerating the sales process in an effort to optimize selling prices. Our vice president of hotel operations oversees our core operating division. He is assisted by our director of regional operations, who is responsible for the supervision of our regional operating managers, who support our general managers in the day-to-day operations of our hotels. Our vice president of asset management is responsible for managing our held for sale properties. Our corporate office is located in Atlanta, Georgia. The centralized management services provided by our corporate office include sales and marketing, purchasing, finance and accounting, information technology, renovations, human resources, legal services, and quality programs.

Our corporate finance and accounting team coordinates the financial and accounting functions of our business. These functions include internal audit, insurance, payroll and accounts payable processing, credit, tax, property accounting and financial reporting services. The corporate operations team oversees the budgeting and forecasting for our hotels and also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The capital investment process includes scoping, budgeting, return on investment analysis, design, procurement, and construction. Capital investment projects are approved when management determines that the appropriate return on investment will be achieved, following thorough planning, diligence, and analysis. The corporate sales and marketing team coordinates the sales forces for our hotels, designs sales training programs, tracks future business under contract and identifies, employs and monitors marketing programs aimed at specific target markets. The corporate capital investment team oversees the interior design and renovation of all our hotels. Each hotel’s product quality and the refurbishment of existing properties are also managed from our corporate headquarters. The legal team coordinates all contract reviews and provides the hotels with legal support as needed.

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

Creating cost and guest service efficiencies in each hotel is a top priority. Our centralized purchasing team is able to realize significant cost savings by securing volume pricing from our vendors.

Our corporate human resources staff works closely with management and employees throughout the Company to ensure compliance with employment laws and related government filings, counsel management on employee relations and labor relations matters, design and administer benefit programs, and develop recruiting and retention strategies.

The foundation of the hospitality industry is managing and leading people as they serve our guests. Our guest satisfaction and training group supports our general managers and regional teams in this effort by monitoring and communicating our successes and opportunities for improvement. We provide our guests with a direct link to our corporate office via a dedicated toll-free phone number whereby guests can provide feedback regarding their stay. This provides the Company with an additional opportunity to recognize associates that have provided exemplary service to our guests as well as to ensure our guests had a pleasant and memorable experience at our hotels. When areas for improvement are identified, additional support is provided to the hotels through training and enhanced property visits. This support assists the property’s leadership team to realize their service potential and provide value to our guests that will make them return time and time again.

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

During 2003, we identified 19 hotels, one office building and three land parcels for sale as part of our portfolio improvement strategy and our efforts to reduce debt and interest costs. During 2003, we sold one hotel and the office building. During 2004, we sold 11 hotels and two land parcels. During 2005, we identified an additional five hotels for sale and sold eight hotels.

In the first 10 months of 2006, we identified 15 additional hotels for sale, and sold four hotels and one land parcel. We also surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to a bond trustee pursuant to the settlement agreement entered into in August 2005. Further, a venture in which we own a minority interest and which owned the Holiday Inn City Center Columbus, OH transferred the hotel to the lender.

On November 2, 2006, we announced a major strategic initiative to reconfigure our hotel portfolio. We redefined our continuing operations portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday Inn Marietta, GA hotel, which is currently closed following a fire). We plan to sell our non-strategic properties, which will allow us to concentrate on operating those hotels that we expect will generate the highest returns and produce long-term growth. The proceeds we receive from the sale of our non-strategic properties will give us greater flexibility to respond to current and future industry trends. In accordance with this new initiative, we sold two hotels and identified 12 additional hotels for sale in November and December 2006. In January 2007, we sold the University Plaza Hotel in Bloomington, IN for a gross sales price of $2.4 million. As of March 1, 2007, we owned 68 hotels, of which 24 were held for sale.

Our business is conducted in one reportable segment, which is the hospitality segment. During 2006, we derived approximately 98% of our revenues from hotels located within the United States and the balance from our one hotel located in Windsor, Canada.

Franchise Affiliations

We operate substantially all of our hotels under nationally recognized brands. In addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites. Reservations made by means of these franchisor facilities generally accounted for approximately 39% of our total reservations in 2006.

We enter into franchise agreements, generally for terms of 10 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.0% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 0.8% to 2.3%, and club and restaurant fees from 0.01% to 4.0%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.2% to 11.5% of gross room revenues. In 2006, franchise fees for our continuing operations were 9.4% of room revenues.

Set forth below is a summary of our franchise affiliations as of March 1, 2007, along with the brands associated with each hotel and number of hotels and rooms represented by each franchisor, in continuing operations and discontinued operations:

	Continuing		Discontinued
	Operations		Operations		Total
	Hotel	Room	Hotel	Room	Hotel	Room
	Count	Count	Count	Count	Count	Count

InterContinental Hotels Group PLC (IHG)
Crowne Plaza	8	2,130	1	275	9	2,405
Holiday Inn	13	2,375	14	2,379	27	4,754
Holiday Inn Express	1	129	2	234	3	363
Holiday Inn Select	3	799	—	—	3	799

Total IHG	25	5,433	17	2,888	42	8,321

Marriott International, Inc.
Courtyard by Marriott	7	760	—	—	7	760
Fairfield Inn by Marriott	1	116	1	117	2	233
Marriott	1	238	—	—	1	238
Residence Inn by Marriott	2	177	—	—	2	177
SpringHill Suites by Marriott	1	107	—	—	1	107

Total Marriott International	12	1,398	1	117	13	1,515

Hilton Hotels Corporation
Doubletree Club	1	190	—	—	1	190
Hilton	3	587	—	—	3	587

Total Hilton Hotels	4	777	—	—	4	777

Choice Hotels International, Inc.
Clarion	—	—	1	393	1	393
Quality	—	—	1	102	1	102

Total Choice Hotels	—	—	2	495	2	495

Carlson Companies
Park Inn	—	—	1	126	1	126
Radisson	2	403	—	—	2	403

Total Carlson Companies	2	403	1	126	3	529
Wyndham
Ramada	—	—	1	197	1	197
Ramada Plaza	—	—	1	297	1	297

Total Wyndham	—	—	2	494	2	494
Non-franchised hotels	1	105	1	117	2	222

Total All Hotels	44	8,116	24	4,237	68	12,353

During 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels owned at that time and we agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.

During the term of our franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. As franchise agreements expire, we may apply for franchise renewals. In connection with a renewal, a franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility, or the franchisor may elect at its sole discretion, not to renew the franchise.

If we do not comply with the terms of a franchise agreement, following a notice and an opportunity to cure, the franchisor has the right to terminate the agreement, which could lead to a default and acceleration under one or more of our loan agreements, which would materially and adversely affect us. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods. If we perform an economic analysis of a hotel and determine it is not economically justifiable to comply with a franchisor’s requirements, we will either select an alternative franchisor, operate the hotel without a franchise affiliation, or sell the hotel. Generally, under the terms of our loan agreements, we are not permitted to operate hotels without an approved franchise affiliation. See “Risk Factors — Risks Related to Our Business.”

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the licensee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3-24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the franchise agreement, returning to good standing, or issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the default, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement.

As of March 1, 2007, we have been or expect to be notified that we are not in compliance with some of the terms of the franchise agreements at two hotels, we have received default and termination notices from franchisors with respect to the agreements at eight hotels, and we are awaiting cure letters from the franchisor for an additional three hotels, summarized as follows:

•	Two hotels are not in compliance with the franchise agreements, although we have not received formal notices of non-compliance from the franchisors.

•	One hotel is expected to receive a formal notice of non-compliance due to substandard quality assurance evaluation scores. We are currently in the planning and diligence phase of renovation. We anticipate the planned renovation will remedy this instance of non-compliance.

•	The other hotel, which is held for sale, is expected to receive an extension provided we complete certain work required by the franchisor. We are currently completing this work.

•	Eight hotels are in default of the franchise agreements.

•	Three of these hotels are held for sale. One hotel is in default of the franchise agreement for failure to complete the Property Improvement Plan (PIP). This hotel has not completed the renovation of the commercial and exterior areas, although the guest rooms were completely renovated in 2005. Although likely, we have not received a notice of default regarding the second hotel. We expect to receive an extension of the franchise agreement for the third hotel provided we complete certain work required by the franchisor. We are currently completing this work.

•	One hotel is in default of the franchise agreement for failure to complete a PIP. We have met with the franchisor and are in the planning and diligence phase of renovation.

•	Four hotels are in default due to substandard guest satisfaction scores. We received a default notice on one of these hotels in February 2007 and intend to address the default through operational improvements. We have received default notices for the remaining three hotels and do not anticipate curing the defaults by the required termination dates. However, we expect to receive extensions from the franchisors which we believe will enable us to improve these scores.

•	Three hotels (one of which is held for sale) are currently meeting the requirements to cure the deficiencies by their respective cure dates. We expect to receive a cure letter for one of the hotels shortly and to earn a “clean slate” letter for the remaining two hotels in August 2007 and August 2009, respectively.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.

We believe that we will cure the non-compliance and defaults as to which our franchisors have given us notice before the applicable termination dates or receive default extensions, but we cannot provide assurance that we will be able to complete our action plans (which we estimate will cost approximately $4.2 million) to cure the alleged defaults of noncompliance and default prior to the termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, we will either select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of some of our indebtedness. This could adversely affect us.

In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. As of March 1, 2007, we have not completed the required capital expenditures for seven hotels (six of which are held for sale and one of which is held for use). However, we have sufficient escrow reserves with our lenders to fund the related capital expenditures, pursuant to the terms of the respective loan agreements. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement.

Also, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 10 hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $285.5 million of mortgage debt as of March 1, 2007.

Sales and Marketing

We have developed a unique sales and marketing culture that is focused on revenue generation and long term profitability. We developed several key components that we believe set us apart from a typical brand or independent management approach.

The hotel sales effort is supported by a core of seasoned hotel sales veterans. The Regional Directors of Sales are strategically aligned and assigned to support property-level sales and company wide revenue generation. These efforts include direct sales as well as support and direction to the property sales teams. Every hotel sales associate is armed with a series of sales training completed by a lodging industry sales training company. The Regional Directors of Sales are able to further leverage the global brand initiatives but more importantly Company-specific initiatives, customized for each hotel’s needs. This structure provides a distinct advantage as the hotels proactively adjust the hotel specific marketing plans and business strategies as market conditions change.

In collaboration with the Regional Directors of Sales, the Regional Revenue Managers steer the efforts of the property-level teams, ensuring the appropriate mix of business for each hotel. We have developed an industry-leading forecasting tool that provides history by day of week and segment of business. This customized tool provides each hotel with a means to analyze trends from previous years as well as changes in market conditions to forecast day by day rooms sold and ADR by segment of business. The forecast is then used to identify the types of business and periods of time where the sales effort will result in the greatest revenue gains and where changes in current strategy are not necessary.

In 2000, we developed a centrally-housed Area Revenue Office (“ARO”) that is tasked with providing high quality reservation service by trained reservation sales associates to maximize revenue and relieve on-site associates of reservations responsibilities, thereby allowing the on-site front office teams to maximize guest service. The ARO, based in Strongsville, OH, houses a staff of 35-50 reservation sales agents (depending on seasonal demands). The ARO handles approximately half a million calls per year. The ARO is scaleable, and has in the past handled up to a million calls per year. The ARO handles reservations for all of our InterContinental (IHG) branded hotels including Crowne Plaza, Holiday Inn Select, Holiday Inn, and Holiday Inn Express. Incoming calls are answered with a distinct greeting for the destination hotel and customers are under the assumption that the call is being handled by an on-property hotel associate.

While the IHG brand provides a similar reservation solution, the ARO has several key advantages including lower overhead costs (the ARO is located inside one of our hotels and shares hotel support staff), opportunities for cross-selling among our portfolio of hotels, the ability to promote Company strategies for revenue maximization, and an intimate knowledge of our hotel portfolio.

Joint Ventures

As of March 1, 2007, we operate three hotels in joint ventures in which we have a 50% or greater voting equity interest and exercise control. In each joint venture, we share decision making authority with our joint venture partner and may not have sole discretion with respect to a hotel’s disposition.

On April 18, 2005, we acquired for $0.7 million our joint venture partner’s 40% interest in the Ramada Plaza hotel located in Macon, Georgia, which is now consolidated as a wholly-owned subsidiary.

Through a partnership, we owned a 30% interest in the Holiday Inn City Center located in Columbus, OH. Because the debt on the hotel exceeded the fair value of the hotel, the partnership ceased making regular debt service payments to the lender in August 2005 but made interest payments to the lender as cash flow was available to do so. The lender filed a foreclosure petition on September 7, 2005. On November 15, 2005, the hotel was surrendered to a receiver and on February 3, 2006 the hotel was deeded to the lender. We accounted for our interest in the hotel using the equity method of accounting. The receivable to Lodgian from this entity was fully reserved and the investment in this subsidiary was written off in 2005 for a total expense of $0.9 million.

Strategic Alternatives

On January 22, 2007, we initiated a review of strategic alternatives to enhance shareholder value. We retained Goldman, Sachs & Co. and Genesis Capital, L.L.C. to assist us with the review. There can be no assurance that the review will result in any specific strategic or financial transaction.

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

Demand for accommodations, and the resulting revenues, varies seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations in our portfolio is lowest during the winter months. Levels of demand are also dependent upon many factors that are beyond our control, including national and local economic conditions and changes in levels of leisure and business-related travel. In addition, the lodging industry in the U.S. has benefited from robust demand and a reduction in supply following Hurricane Katrina. This temporary market dynamic has begun to shift as the rebuilding efforts in the Gulf Coast region are underway and displaced residents have begun to move into permanent housing. Our hotels depend on both business and leisure travelers for revenue.

We also compete with other hotel owners and operators with respect to acquiring hotels and obtaining desirable franchises for upscale and midscale hotels in targeted markets.

The Lodging Industry

The lodging industry has shown signs of recovery since 2004. Full-year RevPAR growth has been 7.8%, 8.4% and 7.5%, for years 2004, 2005 and 2006, respectively, according to Smith Travel Research as reported in January 2007.

The U.S. lodging industry enjoyed nine consecutive years of positive RevPAR growth from 1992 through 2000 after the economic recession of 1991. The periods of greatest RevPAR growth over this time period generally occurred when growth in room demand exceeded new room supply growth. Smith Travel Research recently predicted annual U.S. lodging industry RevPAR growth of 5.8% in 2007 with an annual increase in supply of 1.6%, slightly ahead of the annual net change in demand of 0.8%. As a result, industry occupancy is expected to decline 0.8% and ADR is expected to increase 6.5%.

Chain-Scale Segmentation

Smith Travel Research classifies the lodging industry into six chain scale segments by brand according to their respective national average daily rate or ADR. The six segments are defined as: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage and economy. We operate hotel brands in the following five chain scale segments:

•	Upper Upscale (Hilton and Marriott);

•	Upscale (Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, and SpringHill Suites by Marriott);

•	Midscale with Food & Beverage (Clarion, Doubletree Club, Holiday Inn, Holiday Inn Select, Quality Inn, Ramada and Ramada Plaza);

•	Midscale without Food & Beverage (Fairfield Inn by Marriott and Holiday Inn Express); and

•	Economy (Park Inn)

We believe that our hotels and brands will perform competitively with the U.S. lodging industry as occupancy remains generally flat and ADR continues to increase. The table below illustrates the 2006 actual RevPAR growth of the chain segments represented by our brands as compared to the U.S. lodging industry averages as reported by Smith Travel Research. Lodgian’s RevPAR for continuing operations hotels increased 13.4% as compared to 7.5% for the industry as a whole.

	2006
		Lodgian Continuing
Chain-Scale Segment	Industry	Operations Hotels

Upper Upscale	7.4%	10.0%
Upscale	8.5%	9.9%
Midscale with Food and Beverage	6.8%	17.2%
Midscale without Food and Beverage	9.3%	10.1%
Independent	5.7%	4.3%
Overall Average	7.5%	13.4%

Source: Smith Travel Research

Smith Travel Research is forecasting a U.S. average 5.8% RevPAR growth in 2007. These industry forecasts may not necessarily reflect our portfolio of hotels. We believe this continued upturn in the lodging business cycle will allow us to enhance our growth by focusing on our portfolio improvement strategy.

Properties

We own and manage our hotels. Accordingly, we retain responsibility for all aspects of the day-to-day management for each of our hotels. We establish and implement standards for hiring, training and supervising staff, creating and maintaining financial controls, complying with laws and regulations related to hotel operations, and providing for the repair and maintenance of the hotels. Because we own and manage our hotels, we are able to directly control our labor costs, we can negotiate purchasing arrangements without fees to third parties, and as an owner and operator, we are motivated to focus our results on bottom-line profit performance instead of solely on top-line revenue growth. Accordingly, we are focused on maximizing returns for our shareholders.

Portfolio

Our hotel portfolio, as of March 1, 2007, by franchisor, is set forth below:

			Year of
	Room		Last Major Renovation or
Franchisor/Hotel Name	Count	Location	Construction

InterContinental Hotels Group PLC (IHG)
Crowne Plaza Albany	384	Albany, NY	Planning and Diligence
Crowne Plaza Houston	291	Houston, TX	Being Renovated
Crowne Plaza Melbourne (50% owned)	270	Melbourne, FL	2006
Crowne Plaza Pittsburgh	193	Pittsburgh, PA	2001
Crowne Plaza Silver Spring	231	Silver Spring, MD	2005
Crowne Plaza West Palm Beach (50% owned)	219	West Palm Beach, FL	2005
Crowne Plaza Worcester	243	Worcester, MA	Planning and Diligence
Crowne Plaza Phoenix Airport	299	Phoenix, AZ	2004
Holiday Inn Express Palm Desert	129	Palm Desert, CA	2003
Holiday Inn Select DFW Airport	282	Dallas, TX	Planning and Diligence
Holiday Inn Select Strongsville	303	Cleveland, OH	2005
Holiday Inn Select Windsor	214	Windsor, Ontario	2004
Holiday Inn BWI Airport	260	Baltimore, MD	2000
Holiday Inn Cromwell Bridge	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford	130	East Hartford, CT	2000
Holiday Inn Frisco	217	Frisco, CO	1997
Holiday Inn Glen Burnie North	127	Glen Burnie, MD	2000
Holiday Inn Hilton Head	202	Hilton Head, SC	2001
Holiday Inn Inner Harbor	375	Baltimore, MD	Planning and Diligence
Holiday Inn Marietta(1)	193	Marietta, GA	2003
Holiday Inn Meadowlands	138	Pittsburgh, PA	2005
Holiday Inn Monroeville	187	Monroeville, PA	2005
Holiday Inn Myrtle Beach	133	Myrtle Beach, SC	2006
Holiday Inn Phoenix West	144	Phoenix, AZ	2003
Holiday Inn Santa Fe	130	Santa Fe, NM	2003
Continuing Operations — IHG (25 hotels)	5,433
Crowne Plaza Cedar Rapids	275	Cedar Rapids, IA	1998
Holiday Inn Express Dothan	112	Dothan, AL	2002
Holiday Inn Express Pensacola University Mall	122	Pensacola, FL	2002
Holiday Inn Arden Hills/St. Paul	156	St. Paul, MN	1995
Holiday Inn Clarksburg	159	Clarksburg, WV	2006
Holiday Inn Fairmont	106	Fairmont, WV	1997
Holiday Inn Fort Wayne	208	Fort Wayne, IN	1995
Holiday Inn Frederick	158	Frederick, MD	2000
Holiday Inn Greentree	201	Pittsburgh, PA	2000

			Year of
	Room		Last Major Renovation or
Franchisor/Hotel Name	Count	Location	Construction

Holiday Inn Hamburg	130	Buffalo, NY	1998
Holiday Inn Jamestown	146	Jamestown, NY	1998
Holiday Inn Lancaster (East)	189	Lancaster, PA	2000
Holiday Inn Lansing West	244	Lansing, MI	1998
Holiday Inn Sheffield	202	Sheffield, AL	2005
Holiday Inn University Mall	152	Pensacola, FL	1997
Holiday Inn Winter Haven	228	Winter Haven, FL	2004
Holiday Inn York	100	York, PA	2000
Discontinued Operations — IHG (17 hotels)	2,888

Total IHG (42 hotels)	8,321

Marriott International Inc.
Courtyard by Marriott Abilene	99	Abilene, TX	2004
Courtyard by Marriott Bentonville	90	Bentonville, AR	2004
Courtyard by Marriott Buckhead	181	Atlanta, GA	Being Renovated
Courtyard by Marriott Florence	78	Florence, KY	2004
Courtyard by Marriott Lafayette	90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122	Tulsa, OK	2004
Fairfield Inn by Marriott Merrimack	116	Merrimack, NH	2002
Marriott Denver Airport	238	Denver, CO	Planning and Diligence
Residence Inn by Marriott Dedham	81	Dedham, MA	2004
Residence Inn by Marriott Little Rock	96	Little Rock, AR	2004
Springhill Suites by Marriott Pinehurst	107	Pinehurst, NC	Planning and Diligence
Continuing Operations — Marriott (12 hotels)	1,398
Fairfield Inn by Marriott Augusta	117	Augusta, GA	2002
Discontinued Operations — Marriott (1 hotel)	117

Total Marriott (13 hotels)	1,515

Hilton Hotels Corporation
Doubletree Club Philadelphia	190	Philadelphia, PA	Planning and Diligence
Hilton Fort Wayne	244	Fort Wayne, IN	2003
Hilton Columbia	152	Columbia, MD	2003
Hilton Northfield	191	Troy, MI	2003
Continuing Operations — Hilton (4 hotels)	777

Total Hilton (4 hotels)	777

Choice Hotels International, Inc.
Clarion Hotel Louisville	393	Louisville, KY	2000

			Year of
	Room		Last Major Renovation or
Franchisor/Hotel Name	Count	Location	Construction

Quality Inn Dothan	102	Dothan, AL	1996
Discontinued Operations — Choice (2 hotels)	495

Total Choice (2 hotels)	495

Carlson Companies
Radisson New Orleans Airport Plaza Hotel (82% owned)	244	New Orleans, LA	2005
Radisson Phoenix Hotel	159	Phoenix, AZ	2005
Continuing Operations — Carlson (2 hotels)	403
Park Inn Brunswick	126	Brunswick, GA	2005
Discontinued Operations — Carlson (1 hotel)	126

Total Carlson (3 hotels)	529

Wyndham
Ramada Charleston	197	Charleston, SC	2000
Ramada Plaza Macon	297	Macon, GA	2005
Discontinued Operations — Wyndham (2 hotels)	494

Total Wyndham (2 hotels)	494

Non-franchised hotels
French Quarter Suites Memphis	105	Memphis, TN	1997
Continuing Operations — Non-franchised (1 hotel)	105
Vermont Maple Inn	117	Colchester, VT	2002
Discontinued Operations — Non-franchised (1 hotel)	117

Total non-franchised hotels (2 hotels)	222

All hotels (68 hotels)	12,353

(1)	This hotel is currently closed as a result of a fire on January 15, 2006.

Dispositions

A summary of our disposition activity is as follows:

	Number of
		Land
	Hotels	Parcels

Owned at December 31, 2004	86	1
Sold in 2005	(8)	—

Owned at December 31, 2005	78	1
Surrendered to lender in 2006	(2)	—
Deeded to the lender in 2006	(1)	—
Sold in 2006	(6)	(1)

	Number of
		Land
	Hotels	Parcels

Owned at December 31, 2006	69	—
Sold January 1, 2007 to March 1, 2007	(1)	—

Owned at March 1, 2007	68	—

Hotel data by market segment and region

The following four tables exclude four of our hotels as noted below:

•	the Holiday Inn hotel in Marietta, GA is excluded because it was closed for most of 2006 due to a fire that occurred in January 2006;

•	the SpringHill Suites by Marriott hotel in Pinehurst, NC (acquired in December 2004) is excluded because we do not have comparative information for the year ended December 31, 2004;

•	the Crowne Plaza Melbourne, FL hotel is excluded because it was closed, September through December 2004 and throughout 2005 for hurricane renovations; and

•	the Crowne Plaza West Palm Beach, FL hotel is excluded because it was closed, September through December 2004 and during most of 2005 for hurricane renovations.

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 by chain scale segment with four hotels excluded as noted above. The chain scale segments are defined on page 8.

Combined Continuing and Discontinued Operations — 65 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Marietta hotels)

	2006	2005	2004

Upper Upscale
Number of properties	4	4	4
Number of rooms	825	825	825
Occupancy	68.3%	69.7%	67.3%
Average daily rate	$113.65	$101.39	$96.09
RevPAR	$77.67	$70.63	$64.66
Upscale
Number of properties	18	19	17
Number of rooms	3,256	3,553	3,078
Occupancy	69.6%	67.1%	65.2%
Average daily rate	$102.09	$91.93	$84.23
RevPAR	$71.04	$61.69	$54.92
Midscale with Food & Beverage
Number of properties	34	33	35
Number of rooms	6,538	6,241	6,598
Occupancy	60.6%	60.1%	61.0%
Average daily rate	$83.24	$79.50	$76.17
RevPAR	$50.40	$47.74	$46.48
Midscale without Food & Beverage
Number of properties	5	6	6
Number of rooms	596	713	713
Occupancy	62.6%	67.7%	62.9%
Average daily rate	$79.90	$70.27	$64.03
RevPAR	$50.00	$47.59	$40.29
Economy
Number of properties	1	1	—
Number of rooms	126	126	—
Occupancy	46.5%	49.3%	—
Average daily rate	$59.05	$62.98	—
RevPAR	$27.45	$31.02	—
Independent Hotels
Number of properties	3	2	3
Number of rooms	408	291	535
Occupancy	39.0%	34.7%	36.6%
Average daily rate	$63.05	$67.97	$63.27
RevPAR	$24.59	$23.58	$23.17
All Hotels
Number of properties	65	65	65
Number of rooms	11,749	11,749	11,749
Occupancy	62.8%	62.6%	61.6%
Average daily rate	$90.56	$84.35	$78.83
RevPAR	$56.88	$52.79	$48.53

Continuing Operations — 40 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Marietta hotels, and 25 hotels held for sale as of December 31, 2006).

	2006	2005	2004

Upper Upscale
Number of properties	4	4	4
Number of rooms	825	825	825
Occupancy	68.3%	69.7%	67.3%
Average daily rate	$113.65	$101.39	$96.09
RevPAR	$77.67	$70.63	$64.66
Upscale
Number of properties	17	17	15
Number of rooms	2,981	2,981	2,506
Occupancy	69.8%	69.4%	67.5%
Average daily rate	$104.54	$95.00	$87.34
RevPAR	$72.98	$65.97	$58.96
Midscale with Food & Beverage
Number of properties	16	16	17
Number of rooms	3,170	3,170	3,401
Occupancy	67.1%	62.9%	65.6%
Average daily rate	$95.51	$89.73	$85.69
RevPAR	$64.07	$56.46	$56.24
Midscale without Food & Beverage
Number of properties	2	2	2
Number of rooms	245	245	245
Occupancy	58.6%	62.7%	56.3%
Average daily rate	$87.58	$74.35	$72.84
RevPAR	$51.34	$46.63	$41.04
Independent Hotels
Number of properties	1	1	2
Number of rooms	105	105	349
Occupancy	58.6%	45.3%	37.3%
Average daily rate	$49.77	$61.80	$58.53
RevPAR	$29.17	$27.98	$21.86
All Hotels
Number of properties	40	40	40
Number of rooms	7,326	7,326	7,326
Occupancy	67.9%	66.1%	64.8%
Average daily rate	$100.55	$92.60	$86.37
RevPAR	$68.30	$61.19	$55.97

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 by geographic region with four hotels excluded as previously noted.

Combined Continuing and Discontinued Operations — 65 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Marietta hotels)

	2006	2005	2004

Northeast Region
Number of properties	26	26	26
Number of rooms	4,768	4,768	4,768
Occupancy	64.6%	64.3%	66.3%
Average daily rate	$95.36	$90.28	$84.99
RevPAR	$61.63	$58.10	$56.36
Southeast Region
Number of properties	19	19	19
Number of rooms	3,181	3,181	3,181
Occupancy	58.3%	59.7%	56.1%
Average daily rate	$85.72	$79.09	$71.13
RevPAR	$49.98	$47.21	$39.87
Midwest Region
Number of properties	13	13	13
Number of rooms	2,484	2,484	2,484
Occupancy	62.0%	60.4%	59.2%
Average daily rate	$81.52	$77.59	$73.07
RevPAR	$50.51	$46.84	$43.22
West Region
Number of properties	7	7	7
Number of rooms	1,316	1,316	1,316
Occupancy	68.7%	67.4%	62.2%
Average daily rate	$99.58	$86.69	$82.17
RevPAR	$68.41	$58.45	$51.12
All Hotels
Number of properties	65	65	65
Number of rooms	11,749	11,749	11,749
Occupancy	62.8%	62.6%	61.6%
Average daily rate	$90.56	$84.35	$78.83
RevPAR	$56.88	$52.79	$48.53

Continuing Operations — 40 hotels (excludes the Pinehurst, West Palm Beach, Melbourne and Marietta hotels, and 25 hotels held for sale as of December 31, 2006).

	2006	2005	2004

Northeast Region
Number of properties	17	17	17
Number of rooms	3,462	3,462	3,462
Occupancy	67.0%	66.0%	69.2%
Average daily rate	$103.28	$96.88	$90.40
RevPAR	$69.17	$63.99	$62.54
Southeast Region
Number of properties	8	8	8
Number of rooms	1,133	1,133	1,133
Occupancy	69.8%	63.8%	55.9%
Average daily rate	$107.41	$98.73	$88.81
RevPAR	$74.99	$63.00	$49.63
Midwest Region
Number of properties	8	8	8
Number of rooms	1,415	1,415	1,415
Occupancy	68.0%	66.7%	63.6%
Average daily rate	$89.23	$83.11	$77.79
RevPAR	$60.70	$55.43	$49.49
West Region
Number of properties	7	7	7
Number of rooms	1,316	1,316	1,316
Occupancy	68.7%	67.4%	62.2%
Average daily rate	$99.58	$86.69	$82.17
RevPAR	$68.41	$58.45	$51.12
All Hotels
Number of properties	40	40	40
Number of rooms	7,326	7,326	7,326
Occupancy	67.9%	66.1%	64.8%
Average daily rate	$100.55	$92.60	$86.37
RevPAR	$68.30	$61.19	$55.97

The regions in the two tables above are defined as:

Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, South Carolina, Tennessee;

Midwest: Arkansas, Iowa, Indiana, Kansas, Michigan, Minnesota, Oklahoma, Texas; and

West: Arizona, California, Colorado, New Mexico.

Hotel Encumbrances

Of the 69 hotels that we consolidate as of December 31, 2006, 61 hotels were pledged as collateral to secure long-term debt. Refer to the table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of operation, Liquidity and Capital Resources.

Insurance

We maintain the following types of insurance:

•	general liability;

•	property damage and business interruption (including coverage for terrorism);

•	flood;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile;

•	environmental; and

•	employment practices liability insurance.

We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2006, we had accrued $11.5 million for these costs (including employee medical and dental coverage).

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

Employees

At December 31, 2006, we had 3,534 full-time and 1,402 part-time employees. We had 119 full-time employees engaged in administrative and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2006, 402 of our full, part-time and on call employees located at six hotels were covered by seven collective bargaining agreements. These seven agreements expire between 2007 and 2010. We consider relations with our employees to be good.

Legal Proceedings

From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition. Claims relating to the period before we filed for Chapter 11 protection are limited to the amounts approved by the Bankruptcy Court for settlement of such claims and were payable out of the disputed claims reserves provided for by the Bankruptcy Court. On July 26, 2004, all remaining shares of mandatory redeemable 12.25% cumulative Preferred Stock (“Preferred Stock”) were redeemed and a liability of $2.2 million replaced the Preferred Stock shares that were previously held in the disputed claims reserve for the Joint Plan of Reorganization. Accordingly, when this liability was established it reduced additional paid-in capital and did not flow through our consolidated statement of operations. On June 30, 2005, we completed the final distribution for our bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to additional paid-in capital in our consolidated statement of stockholder’s equity.

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

We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices; and

•	The risks identified below under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.

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

If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. As of March 1, 2007, we have been or expect to be notified that we were not in compliance with some of the terms of two of our franchise agreements and have received default and termination notices from franchisors with respect to an additional eight hotels. We cannot assure you that we will be able to complete our action plans (which we estimate will cost approximately $4.2 million) to cure the alleged defaults of noncompliance and default prior to the termination dates or be granted additional time in which to cure any defaults or noncompliance.

In addition, as part of our bankruptcy reorganization proceedings, we entered into stipulations with each of our major franchisors setting forth a timeline for completion of capital expenditures for some of our hotels. As of March 1, 2007, we have not completed the required capital expenditures for seven hotels (one of which is held for use). However, we have sufficient escrow reserves with our lenders to fund the related capital expenditures, pursuant to the terms of the respective loan agreements. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement.

If a franchise agreement is terminated, we will either select an alternative franchisor or operate the hotel independently of any franchisor. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, we would be in default under the Refinancing Debt (comprised of the Merrill Lynch Mortgage fixed rate refinancing debt and the Merrill Lynch Mortgage floating rate refinancing debt) if we experience either:

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

Also, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 10 hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $285.5 million of mortgage debt as of March 1, 2007.

In connection with our equity offering in June 2004, we entered into new franchise agreements for all 15 of our Marriott-branded hotels at that time and agreed to pay a fee aggregating approximately $0.5 million, of which $0.1 million has been paid, and $0.4 million is payable in 2007, subject to offsets.

Our current franchise agreements, generally for terms of 10 years, terminate at various times and have differing remaining terms. As a condition to renewal of the franchise agreements, franchisors frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and increases in franchise fees. A significant increase in unexpected capital expenditures and franchise fees would adversely affect us.

Hotels typically require a higher level of capital expenditures, maintenance and repairs than other building types. If we are not able to meet the requirements of our hotels appropriately, our business and operating results will suffer.

In order to maintain our hotels in good condition and attractive appearance, it is necessary to replace furnishings, fixtures and equipment periodically, generally every five to seven years, and to maintain and repair public areas and exteriors on an ongoing basis. When we make needed capital improvements, we can be more competitive in the market and our hotel occupancy and room rate can grow accordingly. Further, the process of renovating a hotel has the potential to be disruptive to operations. It is vital that we properly plan and execute renovations during lower occupancy and/or lower rated months in order to avoid “displacement”, an industry term for a temporary loss of revenue caused by rooms being out of service during a renovation. Additionally, if capital improvements are not made, franchise agreements could be at risk.

Most of our hotels are pledged as collateral for mortgage loans, and we have a significant amount of debt that could limit our operational flexibility or otherwise adversely affect our financial condition.

As of December 31, 2006, we had $399.1 million of total long-term debt outstanding (including the current portion) including both continuing and discontinued operations, $338.9 million of which is associated with our continuing operations. We are subject to the risks normally associated with significant amounts of debt, such as:

•	We may not be able to repay or refinance our maturing indebtedness on favorable terms or at all. If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead us to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, to convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s);

•	61 of our consolidated hotels are pledged as collateral for existing mortgage loans as of December 31, 2006, which represented 92.1% of the book value of our consolidated property and equipment, net, as of December 31, 2006, and, as a result, we have limited flexibility to sell our hotels to satisfy cash needs;

•	Increased vulnerability to downturns in our business, the lodging industry and the general economy;

•	Our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements may be limited;

•	Our cash flow from operations may be insufficient to make required debt service payments, and we may be required to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing the availability of our cash flow to fund working capital, capital expenditures, and other needs and placing us at a competitive disadvantage with other companies that have greater resources and/or less debt; and

•	Our flexibility in planning for, or reacting to, changes in our business and industry may be restricted, placing us at a competitive disadvantage to our competitors that may have greater financial strength than we have.

The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.

Our outstanding debt instruments subject us to financial covenants, including leverage and coverage ratios. Our compliance with these covenants depends substantially upon the financial results of our hotels. The restrictive covenants in our debt documents may reduce our flexibility in conducting our operations and may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with our debt agreements, including these restrictive covenants, may result in additional interest being due and would constitute an event of default, and in some cases with notice or the lapse of time, if not cured or waived, could result in the acceleration of the defaulted debt and the sale or foreclosure of the affected hotels. Under certain circumstances the termination of a hotel franchise agreement could also result in the same effects. A foreclosure would result in a loss of any anticipated income and cash flow from, and our invested capital in, the affected hotel. No assurance can be given that we will be able to repay, through financings or otherwise, any accelerated indebtedness or that we will not lose all or a portion of our invested capital in any hotels that we sell in such circumstances.

As of December 31, 2006 the Company was not in compliance with the debt yield ratio requirement of one of the Merrill Lynch fixed rate loans. This loan is secured by nine properties. Under the terms of the loan agreement, until the required ratio is met, the lender may require the Company to deposit all revenues from the mortgaged properties into a restricted cash account controlled by the lender. The revenues would then be disbursed to fund property-related expenditures, including debt service payments and capital expenditures, in accordance with the loan agreement. The net cash flow as defined by the loan agreement, after debt service payment, for the nine properties which secure the loan was $1.7 million for the trailing 12 months ended December 31, 2006. As of March 1, 2007, the lender has not exercised its right to require the use of a restricted cash account.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

A significant portion of our capital needs are fulfilled by borrowings, of which $98.6 million was variable rate debt at December 31, 2006. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities. We have reduced the risk of rising interest rates by entering into interest rate cap agreements for all our variable interest rate debt.

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

If we are not able to execute our strategic initiative, we may not be able to improve our financial performance.

Our strategic initiative is focused on improving the operations of our continuing operations hotels with improved product quality, improved services levels, and disciplined capital investment in our hotels, including repositionings and renovations, that will earn a sufficient return on the capital invested. The execution of this initiative is dependent upon a number of factors, including but not limited to, our ability to dispose of the assets that do not fit into our core portfolio in a timely manner and at the desired selling prices. Additionally, we periodically evaluate our portfolio of hotels to identify underperforming hotels that should be sold. We cannot assure you that the execution of our strategic initiative will produce improved financial performance at the affected hotels. We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. An inability to implement our strategic initiative successfully could limit our ability to grow our revenue, net income and cash flow.

Our current joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and performance, and any disputes that may arise between us and our joint venture partners.

We currently have an ownership interest in three of our hotels through joint ventures. We generally will not be in a position to exercise sole decision-making authority regarding the hotels owned through such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals. Joint venture investments also entail a risk of impasse on decisions, such as acquisitions or sales. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. Consequently, actions by or disputes with our joint venture partners might result in subjecting hotels owned by the joint venture to additional risks. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.

We incurred cumulative net losses of $363.9 million from January 1, 1999 through December 31, 2006 and had an accumulated deficit of $84.8 million as of December 31, 2006. Our ability to improve our performance to achieve profitability is dependent upon a recovery in the general economy, combined with an improvement in the lodging industry specifically, and the successful implementation of our business strategy. Our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. Although Smith Travel Research recently forecasted RevPAR growth for the U.S. lodging industry in 2007 due to increased average daily rates and an improving economy, this forecast does not necessarily reflect to our portfolio of hotels. Additionally, rising interest rates and energy costs, the troubled airline industry and continued threats to national security or air travel safety could adversely affect the industry, resulting in our inability to meet our profit expectations.

Force majeure events, including natural disasters, acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had and may continue to have a negative effect on the lodging industry and our results of operations.

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, the terrorist attacks of September 11, 2001 and the continued threat of terrorism, including changing threat levels announced by the U.S. Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations. These events can cause a significant decrease in occupancy and ADR due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, as it relates to terrorism, major metropolitan areas and airport hotels can be adversely affected by concerns about air travel safety and may see an overall decrease in the amount of air travel. We believe that uncertainty associated with natural disasters, subsequent terrorist threats and incidents, military conflicts and the possibility of hostilities with other countries may continue to hamper business and leisure travel patterns and our hotel operations.

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

We are self-insured up to certain amounts with respect to our insurance coverages. Various types of catastrophic losses, including those related to environmental, health and safety matters may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment or building code upgrades associated with such an occurrence. Inflation, changes in building codes and ordinances, environmental considerations and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.

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

Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenue and results of operations. The 12 continuing operations hotels in these areas provided approximately 32% of the Company’s 2006 continuing operations revenue and approximately 30% of the Company’s 2006 continuing operations total available rooms. In 2005, these 12 hotels provided approximately 33% of the Company’s continuing operations revenue and approximately 32% of the Company’s continuing operations total available rooms. In 2004, these 12 hotels provided approximately 34% of the Company’s continuing operations revenue and approximately 31% of the Company’s continuing operations total available rooms. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.

The lodging business is seasonal.

Demand for accommodations varies seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations at the hotels in our portfolio is lowest during the winter months. We generate substantial cash flow in the summer months compared to the slower winter months. If adverse factors affect our ability to generate cash in the summer months, the impact on our profitability is much greater than if similar factors were to occur during the winter months.

We are exposed to potential risks of brand concentration.

As of March 1, 2007, we operate approximately 81% of our hotels under the InterContinental Hotels Group and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If either of these brands suffered a major decline in popularity with the traveling public, it could adversely affect our revenue and profitability.

We have experienced significant changes in our senior management team.

There have been a number of changes in our senior management team during the last two years and since our emergence from bankruptcy. Our new chief executive officer was hired in July 2005, our chief operating officer resigned in September 2005 and our chief financial officer resigned in December 2005. On March 1, 2006, we hired James MacLennan as our new chief financial officer and on June 8, 2006, we hired Mark Linch as our new senior vice president of capital investment. If our management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

Our success is dependent on recruiting and retaining high caliber key personnel.

Our future success and our ability to manage future growth will depend in large part on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. The inability to attract and retain highly qualified personnel could hinder our business.

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

We will be unable to utilize all of our net operating loss carryforwards.

As of December 31, 2006, we had approximately $318.9 million of net operating loss carryforwards available for federal income tax purposes, which includes the utilization of an estimated $20.3 million of net operating losses to offset the December 31, 2006 taxable income. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2019 and 2025. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.

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

The presence of these hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, could adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow funds using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

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

Some of our hotels may contain microbial matter such as mold, mildew and viruses, whose presence could adversely affect our results of operations. Phase I assessments performed on certain of our hotels in connection with our refinancing completed at the time of our Chapter 11 bankruptcy emergence identified mold in four of our hotels. We have completed all necessary remediation for these properties. In addition, if any hotel in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination might develop. If this were to occur, we would incur significant remedial costs and we might also be subject to private damage claims and awards.

Any liability resulting from noncompliance or other claims relating to environmental matters would have a material adverse effect on us and our insurability for such matters in the future and on our results of operations, financial condition, liquidity and prospects.

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

The market price of our common stock could decline or fluctuate significantly in response to various factors, including:

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

	2005
	High	Low

First Quarter	$12.03	$10.25
Second Quarter	$11.06	$8.39
Third Quarter	$10.60	$10.02
Fourth Quarter	$10.75	$9.81

	2006
	High	Low

First Quarter	$13.93	$10.69
Second Quarter	$14.25	$10.92
Third Quarter	$14.21	$11.61
Fourth Quarter	$15.66	$12.79

	2007
	High	Low

First Quarter (up to March 1, 2007)	$14.40	$11.98

At March 1, 2007, we had approximately 2,774 holders of record of our common stock.

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

The Preferred Stock issued on November 25, 2002 (the date on which the first of the plans of reorganization became effective) accrued dividends at the rate of 12.25% per annum. As required by the Preferred Stock agreement, we paid the dividend due on November 21, 2003 by issuing additional shares of Preferred Stock, except for fractional shares, which we paid in cash. Immediately following the effective date of our equity offering on June 25, 2004, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of Preferred Stock (“the Preferred Share Exchange”) held by (1) certain affiliates of, and investment accounts managed by, Oaktree Capital Management (“Oaktree”), LLC, (2) BRE/HY Funding LLC (“BRE/HY”), and (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), based on a common stock price of $10.50 per share. In the Preferred Share Exchange, Oaktree, BRE/HY and Merrill Lynch received 2,262,661, 1,049,034 and 629,420 shares of our common stock, respectively. As part of the Preferred Share Exchange, we recorded a $1.6 million loss on preferred stock redemption for the 4% prepayment premium on the shares of Preferred Stock that were exchanged for common stock. Also, from the proceeds of the public equity offering, on July 26, 2004, we redeemed all 4,048,183 remaining shares of our Preferred Stock for approximately $114.0 million. The 79,278 shares of Preferred Stock that were part of the disputed claims reserve were replaced with a liability of approximately $2.2 million on our consolidated balance sheet. Approximately $4.5 million was paid for the 4% prepayment premium on the Preferred Stock when all remaining outstanding shares were redeemed on July 26, 2004. On June 30, 2005, we completed the final distribution of our bankruptcy claims and released the remaining unused accrual balance of $1.3 million with a corresponding adjustment to Additional paid-in capital in our Consolidated Statement of Stockholders’ Equity.

On July 15, 2004, July 15, 2005 and September 8, 2005, a total of 66,666 restricted stock units previously issued to our former chief executive officer Thomas Parrington, vested in three installments of 22,222 shares. Mr. Parrington, pursuant to the restricted unit award agreement with the Company, elected to have the Company withhold 21,633 shares to satisfy the employment tax withholding requirements associated with the vested shares. The shares were deemed repurchased by the Company and are shown as treasury stock on our balance sheet.

On January 31, 2006, we granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were included in the treasury stock balance on our balance sheet. The aggregate cost of these shares was approximately $61,000.

Also on January 31, 2006, we granted 3,884 shares of nonvested stock to certain employees. The shares vest in equal annual installments on the next two anniversary dates. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the two-year vesting period.

On March 1, 2006, we granted 35,000 shares of nonvested stock to James MacLennan, our executive vice president and chief financial officer. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $12.77, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the three-year vesting period.

On June 8, 2006, we granted 7,000 shares of nonvested stock to Mark Linch, our new senior vice president of capital investment. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $11.78, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the three-year vesting period.

In May 2006, the Board of Directors approved a $15 million share repurchase program. As of December 31, 2006, we had repurchased 225,267 shares at an aggregate cost of $2.8 million under this program. From January 1 to March 1, 2007, we repurchased 146,625 shares at an aggregate cost of $1.9 million, bringing the remaining repurchase authority to $10.4 million.

Subsequent to December 31, 2006, the following awards were granted:

•	On January 26, 2007 the Compensation Committee of the Board of Directors authorized the issuance of 63,000 shares of nonvested stock awards to certain employees. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $12.84, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the vesting period.

•	On February 12, 2007, the Board of Directors authorized the issuance of a total of 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the vesting period.

Equity Compensation Plan Information

The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2006:

Number of
	Number of		Securities Remaining
	Securities to be	Weighted-Average	Available for Future
	Issued Upon	Exercise Price of	Issuance Under
	Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights (1)	Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	356,313	10.60	2,568,029
Equity compensations plans not approved by security holders	—	—	—

(1)	Column (a) excludes Class A & Class B warrants which are not a component of the Equity Compensation Plan.

On November 25, 2002, the Company adopted a stock incentive plan (“Stock Incentive Plan”) which replaced the stock option plan previously in place. The Stock Incentive Plan, prior to the completion of the secondary stock offering on June 25, 2004, authorized the Company to award its directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors, options to acquire and other equity incentives up to 353,333 shares of common stock. With the completion of the secondary stock offering on June 25, 2004, the total number of shares available for issuance under our stock incentive plan increased to 3,301,058 shares. As of December 31, 2006, we have issued options to acquire 981,332 shares (422,472 of which were forfeited), 12,413 shares of restricted stock (of which 4,719 shares were withheld to satisfy tax obligations), 66,666 shares of restricted stock units (of which 21,633 were withheld to satisfy tax obligations) and 122,266 shares of nonvested stock (of which 777 shares were forfeited ).

Awards made during 2006 pursuant to the Stock Incentive Plan are summarized below:

	Issued Under
	the Stock
	Incentive Plan	Type

Available under the plan, less previously issued as of December 31, 2005	2,545,252
Issued January 31, 2006	(12,413)	restricted stock
Issued January 31, 2006	(3,884)	nonvested stock
Issued March 1, 2006	(35,000)	nonvested stock
Issued June 8, 2006	(7,000)	nonvested stock
Shares of restricted stock withheld from awards to satisfy tax withholding obligations	4,719
Nonvested shares forfeited in 2006	777
Options forfeited in 2006	75,578

Available for issuance, December 31, 2006	2,568,029

Treasury Stock Repurchases

The following table presents information with respect to the Company’s purchases of common stock made during the three months ended December 31, 2006:

			Total Number of	Maximum Dollar Amount
			Shares Purchased	of Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Publicly Announced
Period	Purchased(1)	per Share(2)	or Programs	Plans or Programs

October 2006	—	$—	—	$12,848,368
November 2006	—	$—	—	$12,848,368
December 2006	45,800	$13.14	45,800	$12,245,292

Total	45,800	$13.14	45,800

(1)	The total number of shares purchased includes:

(a)	shares purchased pursuant to the May 2006 share repurchase program, which granted a maximum of $15 million of repurchase authority expiring in May 2007, and

(b)	shares surrendered to the Company to satisfy tax withholding obligations in connection with the Stock Incentive Plan, of which there were none in October, November and December 2006.

(2)	The average price paid per share excludes commissions.

Performance Graph

We emerged from reorganization proceedings under Chapter 11 bankruptcy on November 25, 2002. Pursuant to the Joint Plan of Reorganization approved by the Bankruptcy Court, the previous common stock was cancelled and new common stock became available for issuance. The new common stock began trading on AMEX on January 28, 2003, under the symbol “LGN”. There is no meaningful market information relating to the price of the common stock from November 25, 2002 until the new common stock was listed on AMEX on January 28, 2003. Accordingly, performance information with respect to the Company’s common stock before January 28, 2003 is not presented below.

The following stock performance graph compares the cumulative total stockholder return of our common stock between January 28, 2003 and December 31, 2005, against the cumulative stockholder return during such period achieved by the Dow Jones Lodging Index and the Wilshire 5000 Total Market Index. The graph assumes that $100 was invested on January 28, 2003 in each of the comparison indices and in our common stock. The chart is adjusted to reflect a 1 for 3 reverse stock split which was effective on April 30, 2004.

Graph produced by Research Data Group, Inc.

	1/28/03	12/03	12/04	12/05	12/06
Lodgian, Inc.	100.00	99.06	77.36	67.48	85.53
Dow Jones Wilshire 5000	100.00	134.81	151.82	161.42	187.05
Dow Jones US Hotels	100.00	151.78	221.79	242.09	309.16

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2006. On November 22, 2002, in connection with our emergence from Chapter 11 and in accordance with generally accepted accounting principles, we restated our assets and liabilities to reflect their estimated fair values at that date, referred to as fresh start reporting. As a result, our financial statements for the period subsequent to November 22, 2002 are those of a new reporting entity, and are not comparable with the financial statements for the period prior to November 22, 2002. For this reason, we use the term “Successor” when we refer to periods subsequent to November 22, 2002 and the term “Predecessor” when we refer to the periods prior to November 22, 2002.

In addition, in accordance with generally accepted accounting principles, our results of operations distinguish between the results of operations of those properties which we plan to retain in our portfolio for the foreseeable future, referred to as continuing operations, and the results of operations of those properties which have been sold or have been identified for sale, referred to as discontinued operations. The historical income statements have been reclassified based on the assets sold or held for sale as of December 31, 2006.

You should read the financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

The income statement financial data for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, and selected balance sheet data for the years ended December 31, 2006 and December 31, 2005, were extracted from the audited financial statements included in this Form 10-K, which commences on page F-1.

	(In thousands, except per-share data)
	Successor					Predecessor
					November 23,	1, to
					to December 31,	November 22,
	2006	2005	2004	2003	2002	2002

Income statement data:
Revenues — continuing operations	$261,785	$222,762	$217,189	$210,089	$16,947	$201,165
Revenues — discontinued operations	89,986	117,465	143,119	162,462	15,841	176,060
Revenues — continuing and discontinued operations	351,771	340,227	360,308	372,551	32,788	377,225
(Loss) income — continuing operations	(10,267)	10,836	(27,383)	(16,140)	(5,220)	(159,764)
(Loss) income — discontinued operations	(4,909)	1,465	(4,451)	(15,537)	(4,128)	172,152
Net (loss) income	(15,176)	12,301	(31,834)	(31,677)	(9,348)	12,388
Net (loss) income attributable to common stock	(15,176)	12,301	(31,834)	(39,271)	(10,858)	12,388
(Loss) income from continuing operations attributable to common stock before discontinued operations	(10,267)	10,836	(27,383)	(23,734)	(6,730)	(159,764)

	(In thousands, except per-share data)
	Successor					Predecessor
					November 23,	1, to
					to December 31,	November 22,
	2006	2005	2004	2003	2002	2002

Basic (loss) earnings per common share:
(Loss) income — continuing operations	(0.42)	0.44	(1.98)	(6.92)	(2.24)	(5.61)
(Loss) income — discontinued operations	(0.20)	0.06	(0.32)	(6.66)	(1.77)	6.04
Net (loss) income	(0.62)	0.50	(2.30)	(13.58)	(4.01)	0.43
Net (loss) income attributable to common stock	(0.62)	0.50	(2.30)	(16.83)	(4.65)	0.43
(Loss) income from continuing operations attributable to common stock before discontinued operations	(0.42)	0.44	(1.98)	(10.17)	(2.88)	(5.61)
Diluted (loss) earnings per common share:
(Loss) income — continuing operations	(0.42)	0.44	(1.98)	(6.92)	(2.24)	(5.61)
(Loss) income — discontinued operations	(0.20)	0.06	(0.32)	(6.66)	(1.77)	6.04
Net (loss) income	(0.62)	0.50	(2.30)	(13.58)	(4.01)	0.43
Net (loss) income attributable to common stock	(0.62)	0.50	(2.30)	(16.83)	(4.65)	0.43
(Loss) income from continuing operations attributable to common stock before discontinued operations	(0.42)	0.44	(1.98)	(10.17)	(2.88)	(5.61)
Basic weighted average shares(1)	24,617	24,576	13,817	2,333	2,333	28,480
Diluted weighted average shares(1)	24,617	24,630	13,817	2,333	2,333	28,480
Balance sheet data (at period end):
Total assets	$699,158	$726,685	$723,648	$709,460	$762,263	$967,489
Assets held for sale	89,437	14,866	30,559	68,617	44	129
Long-term debt	292,301	394,432	393,143	551,292	389,752	7,215
Liabilities related to assets held for sale	68,351	4,610	30,572	57,998	44	129
Liabilities subject to compromise	—	—	—	—	93,816	926,387
Mandatorily redeemable 12.25% cumulative Series A preferred stock(2)	—	—	—	—	126,510	—
Total liabilities	446,122	466,424	495,385	666,534	553,680	991,040
Total liabilities and preferred stock	446,122	466,424	495,385	666,534	680,190	991,040
Total stockholders’ equity (deficit)	242,114	249,044	226,634	40,606	78,457	(28,841)

(1)	The number of shares in the Successor period ended December 31, 2002, represents the new shares issued on the effective date of the plan of reorganization in November 25, 2002. The 28,479,837 old shares were cancelled and 2,333,333 million new shares (on a post reverse stock split basis) were issued, including the shares held in the disputed claims reserve.

(2)	The Preferred Stock was issued on November 25, 2002. At December 31, 2002, the Preferred Stock was classified between long-term debt and equity on the Consolidated Balance Sheet, called the mezzanine section. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 which was effective on July 1, 2003, we reclassified the Preferred Stock to long-term debt. The Preferred Stock outstanding at December 31, 2003 was $142.2 million, compared to $126.5 million at December 31, 2002. In addition, dividends for the applicable periods from July 1, 2003 to June 30, 2004 were reported in interest expense. In accordance with SFAS No. 150, we continued to show the dividends for the periods from January 1, 2003 to June 30, 2003 and from November 23, 2002 to December 31, 2002 as deductions from retained earnings. On June 25, 2004, we exchanged 3,941,115 shares of our common stock for 1,483,558 shares of our outstanding Preferred Stock, and, on July 26, 2004, we used a portion of the proceeds of our public offering of common stock to redeem the remaining 4,048,183 shares of outstanding Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Summary

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2007 Green Book published in December 2006. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,” “Holiday Inn,” “Marriott” and “Hilton.” As of March 1, 2007, we operated 68 hotels with an aggregate of 12,353 rooms, located in 28 states and Canada. Of the 68 hotels we operated as of March 1, 2007, 44 hotels, with an aggregate of 8,116 rooms, are part of our continuing operations, while 24 hotels, with an aggregate of 4,237 rooms, were held for sale and classified in discontinued operations.

	Continuing	Discontinued
	Operations	Operations	Total

Hotel count in portfolio as of December 31, 2006 (a)	44	25	69
Hotels sold January 1 through March 1, 2007	—	(1)	(1)

Hotel count in portfolio as of March 1, 2007	44	24	68

(a)	Continuing operations hotel count includes the Holiday Inn Marietta, GA hotel which closed in January 2006 following a fire.

Operating Summary

Below is a summary of our results of continuing operations, presented in more detail in “Results of Operations-Continuing Operations”:

•	Revenues increased $39.0 million, or 17.5%, due to an increase in rooms sold driven largely by the reopening of our two Crowne Plaza hotels in West Palm Beach and Melbourne, Florida, ADR, and improved performance in our food and beverage operations.

•	Direct operating expenses increased $12.9 million or 15.3%, driven largely by higher rooms sold as a result of the reopening of our two Crowne Plaza hotels in West Palm Beach and Melbourne, Florida. Direct operating margin improved $26.1 million or 18.9%.

•	Operating income declined $19.9 million due to a $25.6 million decrease in casualty gains. In 2005, we realized gains associated with large insurance settlements related to our hurricane damaged hotels.

Discontinued Operations

The consolidated statements of operations for discontinued operations for the years ended 2006, 2005 and 2004 includes the results of operations for the 25 hotels held for sale at December 31, 2006, as well as all properties that have been sold.

The assets and liabilities related to these held for sale assets are separately disclosed in our consolidated balance sheet based on the assets held for sale at the balance sheet date.

Where the carrying values of the assets held for sale exceeded their estimated fair values, net of selling costs, we reduced the carrying values and recorded non-cash impairment charges. Fair values were determined using market prices and where the estimated selling prices, net of selling costs, exceeded the carrying values, no adjustments were recorded. We classify an asset as held for sale when management approves and commits to a formal plan to actively market a property for sale. While we believe the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. In 2006, we recorded impairment charges of $23.1 million in discontinued operations of which $13.1 million was recognized in the fourth quarter of 2006 largely as a result of our strategic initiative to dispose of non-core hotels announced on November 2, 2006.

For the six hotels and one land parcel sold in 2006, the total revenues for the year ended December 31, 2006 were $9.8 million, the direct operating expenses were $3.5 million, and the other hotel operating expenses were $6.6 million.

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

Consolidation policy — All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise control. All of the subsidiaries are wholly-owned except for three joint ventures.

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

Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2006, these deferrals totaled $4.6 million for our continuing operations hotels. If we were to write these expenses off in the year of payment, our operating expenses in those years would be significantly higher and lower in other years covered in the related agreement.

Asset impairment — We invest significantly in real estate assets. Property and equipment for held for use assets represent 69.7% of the total assets on our consolidated balance sheet at December 31, 2006. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we classify our properties into two categories, “assets held for sale” and “assets held for use”.

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

Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value (which is determined after consultation with independent real estate brokers) less estimated selling costs, and we cease depreciation of the asset. The fair values of the assets held for sale are based on the estimated selling prices. We determine the estimated selling prices with the assistance of independent real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell. During 2006, we recorded $23.1 million of impairment losses on 16 hotels held for sale. $13.1 million of the 2006 impairment charge was recorded in the fourth quarter and was largely the result of our strategic initiative to dispose of non-core hotels as announced on November 2, 2006. During 2005, we recorded $11.1 million of impairment losses on 10 hotels and one land parcel held for sale.

With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the estimated undiscounted cash flows to be generated by the asset over its estimated useful life is less than the asset’s carrying value. For those assets where there are indicators of impairment, we determine the estimated fair values of these assets using broker valuations or appraisals. The broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach or a “room revenue multiplier” approach for determining fair value. If the projected future cash flow exceeds the asset’s carrying value, no adjustment is recorded. Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as impairment expense. During 2006, we recorded $0.8 million of impairment losses for net book value write-offs for assets that were replaced in 2006 that had remaining book value. The impairment of long-lived assets of $1.2 million recorded during 2005 represents $1.0 million in adjustments made to the carrying value of one held for use hotel, to reduce it to its estimated fair value, and $0.2 million for furniture, fixtures and equipment net book value write-offs for items that were replaced in 2005.

Accrual of self-insured obligations — We are self-insured up to certain amounts with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in other accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2006, we had an accrued balance of $11.5 million for these expenses.

Income Statement Overview

The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for the 44 consolidated hotels that, as of December 31, 2006, are classified as assets held for use.

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

Transient revenues, which accounted for approximately 71% of our 2006 room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups made up approximately 23% of our 2006 room revenues while our contract revenues (such as contracts with airlines for crew rooms) accounted for the remaining 6%.

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

To obtain available room nights for a year, we multiply the number of rooms in our portfolio by the number of days the hotel was open during the year. We have adjusted available rooms accordingly, for the Holiday Inn Marietta, GA hotel, which closed following a fire in January 2006, the Crowne Plaza Melbourne, FL hotel, which was closed throughout 2005 due to hurricane renovations, and the Crowne Plaza West Palm Beach, FL hotel which reopened December 29, 2005 after the completion of its hurricane repairs.

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

Operating expenses

Operating expenses fall into the following categories:

•	Direct operating expenses — these expenses tend to vary with available rooms and occupancy. However, hotel level expenses contain significant elements of fixed costs and, therefore, do not decline proportionately with revenues. Direct expenses are further categorized as follows:

•	Room expenses — expenses incurred in generating room revenues;

•	Food and beverage expenses — expenses incurred in generating food and beverage revenues; and

•	Other direct expenses — expenses incurred in generating the revenue activities classified in “other revenue”;

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating margin to mean revenues less direct operating expenses as presented in the consolidated statement of operations. We assess profitability by measuring changes in our direct operating margin and direct operating margin percentage, which is direct operating margin as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating margin, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to management.

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities;

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes;

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are costs related to compliance with Sarbanes-Oxley legislation;

•	Casualty (gains) losses, net — these expenses include hurricane and other repair costs and charges related to the assets written off that were damaged, netted against any gains realized on the final settlement of property damage claims;

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees; and

•	Impairment of long-lived assets — charges which were required to write down the carrying values of long-term assets to their fair values on assets where the estimated undiscounted cash flows over the life of the asset were less than the carrying value of the asset.

Non-operating items

Non-operating items include:

•	Business interruption insurance proceeds represent insurance proceeds for lost profits as a result of a business shutdown. Our 2006 business interruption proceeds relate primarily to the recovery of lost profits and reimbursement for additional expenses incurred at the Crowne Plazas at West Palm Beach and Melbourne, FL hotels as a result of hurricane damage sustained during the 2004 hurricane season.

•	Interest expense and other financing costs includes interest expense (which includes amortization of deferred loan costs) and loss on preferred stock redemption;

•	Interest income;

•	Our 30% share of the income or loss of our non-controlling equity interest in one hotel, for which we accounted using the equity method of accounting for 2004 and prior years but which we wrote off in 2005 as the hotel was surrendered to the lender on November 15, 2005; and

•	Minority interests — our equity partners’ share of the income or loss of the three hotels owned by joint ventures that we consolidate.

Results of Operations — Continuing Operations

Results of operations for the twelve months ended December 31, 2006 and December 31, 2005

Revenues — Continuing Operations

	2006	2005	Increase (decrease)
	($ in thousands)

Revenues:
Rooms	$197,719	$168,028	$29,691	17.7%
Food and beverage	55,792	46,869	8,923	19.0%
Other	8,274	7,865	409	5.2%

Total revenues	261,785	222,762	$39,023	17.5%

Occupancy	67.5%	65.9%		2.4%
ADR	$101.47	$91.51	$9.96	10.9%
RevPAR	$68.45	$60.35	$8.10	13.4%

Room revenues increased $29.7 million, or 17.7% due to higher rooms sold (up 6.1%) and ADR (up 10.9%). The increase in rooms sold was driven by a 2.4% increase in occupancy (rooms sold as a percentage of available rooms) and a 3.7% increase in available rooms. The increase in available rooms was due to the reopening of two hotels. Our Crowne Plaza Hotels in West Palm Beach and Melbourne, FL, which were closed due to hurricane damage, reopened in late December 2005 and January 2006, respectively. The increase in occupancy was attributable in part to lowered occupancy in 2005 caused by displacement. In addition to the two hotels in Florida, eight other continuing operations hotels underwent major renovations in 2005. For the year ended December 31, 2005, room revenue displacement for the 10 hotels was $15.9 million and total revenue displacement was $21.1 million. Excluding the impact of 2005 displacement, room revenues increased $13.8 million, or 7.5%. The growth in ADR and occupancy were partially offset by the closure of one hotel in January 2006 due to a fire.

Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms being out of order. We feel this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not choose to use the hotel to house their groups during renovations.

Food and beverage revenues increased $8.9 million, or 19.0% due largely to the reopening of the Crowne Plaza hotels in West Palm Beach and Melbourne, FL. Excluding these two hotels, food and beverage revenues increased $4.2 million, or 8.9%, driven by initiatives to improve our food and beverage operations.

Other revenues increased $0.4 million due to the reopening of our two Crowne Plaza hotels in Florida. Excluding these two hotels, other revenues remained constant year over year.

The table below shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the twelve months ended December 31, 2006 and 2005. To illustrate the impact of the two hotels closed throughout most of 2005 due to hurricane damage, the impact of renovations underway and completed, and the impact of rebranding, we have presented this information in eight different subsets. These subsets indicate that where we have recently completed a major renovation, on an annual basis we saw an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.

Hotel Count	Room Count		2006	2005	Increase (Decrease)

44	8,117	All Continuing Operations
		Occupancy	67.5%	65.9%		2.4%
		ADR	$101.47	$91.51	$9.96	10.9%
		RevPAR	$68.45	$60.35	$8.10	13.4%

43	7,924	All Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	67.4%	66.0%		2.1%
		ADR	$101.54	$92.43	$9.11	9.9%
		RevPAR	$68.48	$60.96	$7.52	12.3%
		RevPAR Index	99.6%	95.3%		4.5%

41	7,433	Continuing Operations less two hotels closed in 2005 due to hurricane damage and one hotel closed in 2006 due to fire
		Occupancy	67.9%	66.0%		2.9%
		ADR	$100.19	$92.43	$7.76	8.4%
		RevPAR	$68.03	$60.97	$7.06	11.6%
		RevPAR Index	99.7%	96.6%		3.2%

33	5,664	Continuing Operations less two hotels closed in 2005 due to hurricane damage, one hotel closed in 2006 due to fire and hotels under renovation in 2005 and/or 2006
		Occupancy	68.2%	68.6%		-0.6%
		ADR	$98.43	$91.21	$7.22	7.9%
		RevPAR	$67.09	$62.57	$4.52	7.2%
		RevPAR Index	101.6%	102.6%		-1.0%

20	3,335	Hotels completing major renovations in 2004 and 2005
		Occupancy	69.5%	65.0%		6.9%
		ADR	$102.77	$92.64	$10.13	10.9%
		RevPAR	$71.20	$60.22	$10.98	18.2%
		RevPAR Index	100.0%	92.0%		8.7%

12	1,398	Marriott Hotels
		Occupancy	72.5%	73.0%		-0.7%
		ADR	$106.59	$96.16	$10.43	10.8%
		RevPAR	$77.31	$70.15	$7.16	10.2%
		RevPAR Index	116.9%	115.5%		1.2%

4	777	Hilton Hotels
		Occupancy	64.7%	66.9%		-3.3%
		ADR	$104.47	$96.59	$7.88	8.2%
		RevPAR	$67.57	$64.61	$2.96	4.6%
		RevPAR Index	91.3%	91.7%		-0.4%

Hotel Count	Room Count		2006	2005	Increase (Decrease)

22	4,750	IHG Hotels less two hotels closed in 2005 due to hurricane damage and one hotel closed in 2006 due to fire
		Occupancy	67.2%	64.7%		3.9%
		ADR	$97.32	$90.69	$6.63	7.3%
		RevPAR	$65.39	$58.69	$6.70	11.4%
		RevPAR Index	96.4%	93.1%		3.5%

3	508	Other Brands and Independent Hotels(A)
		Occupancy	66.7%	57.1%		16.8%
		ADR	$101.72	$90.28	$11.44	12.7%
		RevPAR	$67.85	$51.50	$16.35	31.7%
		RevPAR Index	97.6%	85.8%		13.8%

(A) Other Brands and Independent Hotels include the Radisson New Orleans Airport Hotel in Kenner, LA which experienced dramatic increases in Occupancy and ADR as a result of Hurricane Katrina.

Direct operating expenses — Continuing Operations

					% of Total Revenues
	2006	2005	Increase (decrease)		2006	2005
	($ in thousands)

Direct operating expenses:
Rooms	$51,272	$45,028	$6,244	13.9%	19.6%	20.2%
Food and beverage	39,623	33,114	6,509	19.7%	15.1%	14.9%
Other	6,161	6,019	142	2.4%	2.4%	2.7%

Total direct operating expenses	$97,056	$84,161	$12,895	15.3%	37.1%	37.8%

Direct operating margin (by revenue source):
Rooms	$146,447	$123,000	$23,447	19.1%
Food and beverage	16,169	13,755	2,414	17.5%
Other	2,113	1,846	267	14.5%

Total direct operating margin	$164,729	$138,601	$26,128	18.9%

Direct operating margin % (by revenue source):
Rooms	74.1%	73.2%
Food and beverage	29.0%	29.3%
Other	25.5%	23.5%

Total direct operating margin	62.9%	62.2%

Room expenses increased $6.2 million, or 13.9%. Room expenses on a cost per occupied room basis increased from $24.52 in 2005 to $26.31 in 2006, an increase of 7.3%, primarily as a result of higher travel agent and credit card commissions driven by the increase in room revenue. Additionally, payroll costs on a per occupied room basis increased 4.9%, driven largely by higher rooms sold. Direct operating margin for rooms increased $23.4 million, a growth rate of 19.1%. Direct operating rooms margin as a percentage of revenue increased from 73.2% to 74.1%, an increase of 90 basis points.

Food and beverage expenses increased $6.5 million, or 19.7%, driven primarily by higher food and beverage revenues. The food and beverage direct operating margin declined 30 basis points from 29.3% in 2005 to 29.0% in 2006 as a result of ramp-up expenses at our Crowne Plaza hotels in West Palm Beach and Melbourne, FL and the closure of one hotel due to a fire. Excluding these three hotels, food and beverage direct operating margin as a percentage of food and beverage revenue remained unchanged at 30.1%.

Total direct operating expenses increased $12.9 million, while total revenues increased $39.0 million. Direct operating margin increased $26.1 million, or 18.9%. Total direct operating margin as a percentage of total revenues improved from 62.2% in 2005 to 62.9% in 2006.

Other operating expenses — Continuing Operations

					% of Total Revenues
	2006	2005	Increase (decrease)		2006	2005
	($ in thousands)

Other operating expenses:
Other hotel operating costs
General and administrative	$15,650	$15,110	$540	3.6%	6.0%	6.8%
Advertising and promotion	12,819	11,171	1,648	14.8%	4.9%	5.0%
Franchise fees	18,547	15,578	2,969	19.1%	7.1%	7.0%
Repairs and maintenance	13,059	11,753	1,306	11.1%	5.0%	5.3%
Utilities	14,436	13,215	1,221	9.2%	5.5%	5.9%
Other expenses	188	405	(217)	(53.6)%	0.1%	0.2%

Total other hotel operating expenses	74,699	67,232	7,467	11.1%	28.5%	30.2%
Property and other taxes, insurance and leases	20,793	16,751	4,042	24.1%	7.9%	7.5%
Corporate and other	20,760	20,016	744	3.7%	7.9%	9.0%
Casualty (gains) losses, net	(2,888)	(28,464)	25,576	89.9%	(1.1)%	(12.8)%
Depreciation and amortization	30,718	22,040	8,678	39.4%	11.7%	9.9%
Impairment of long-lived assets	758	1,244	(486)	(39.1)%	0.3%	0.6%

Total other operating expenses	$144,840	$98,819	$46,021	46.6%	55.3%	44.4%

Total operating expenses	$241,896	$182,980	$58,916	32.2%	92.4%	82.1%

Operating income	$19,889	$39,782	$(19,893)	(50.0)%	7.6%	17.9%

Other hotel operating costs increased $7.5 million, or 11.1%, but declined as a percentage of revenue. The increase is a result of the following:

•	Franchise fees increased $3.0 million, or 19.1%, primarily as a result of revenue growth. As a percentage of revenues, franchise fees increased slightly from 7.0% in 2005 to 7.1% in 2006.

•	Advertising and promotion costs increased $1.6 million, or 14.8%. As a percentage of revenue, advertising and promotional costs declined 10 basis points to 4.9%. Payroll costs were up $1.0 million due to the reopening of the West Palm Beach and Melbourne, Florida Crowne Plaza hotels as well as increased staffing related to marketing and sales programs designed to drive higher revenues;

•	Repairs and maintenance expenses were increased $1.3 million, or 11.1%, primarily because of several large repair projects, as well as higher automobile fuel costs associated with our fleet of vans. As a percentage of total revenues, repairs and maintenance costs decreased 30 basis points from 5.3% in 2005 to 5.0% in 2006.

•	Utilities costs increased $1.2 million, or 9.2%. $0.9 million of the increase was associated with the reopening of the Crowne Plaza Hotels in West Palm Beach and Melbourne, FL. The remaining increase is driven largely by higher occupancy.

•	General and administrative costs increased $0.5 million, due to the reopening of the West Palm Beach and Melbourne FL, Crowne Plaza Hotels. Excluding these two hotels, general and administrative costs declined $0.1 million. As a percent of revenues, general and administrative expenses declined 80 basis points in 2006 to 6.0%.

Property and other taxes, insurance and leases increased $4.0 million, or 24.1%. Higher property insurance premiums accounted for $3.5 million of this increase. If our insurance costs had remained constant, property and other taxes, insurance and leases would have increased $0.6 million, or 3.4%.

Corporate and other expenses increased $0.7 million, or 3.7%, due mainly to the adoption of SFAS No. 123(R), “Share Based Payment”, on January 1, 2006. SFAS No. 123(R) requires grants of employee stock options to be recognized as expense in the statement of operations. Prior to January 1, 2006, stock option expense was accounted for using the intrinsic method under APB Opinion No. 25 “Accounting for Stock Issued to Employees” and thus was excluded from our statement of operations. Stock option expense of $0.8 million was recorded in Corporate and other expenses in 2006. In addition, we incurred costs during 2006 associated with the restructuring of several departments in the corporate office, including severance, relocation, signing bonuses, nonvested stock grants, and recruiting fees. However, similar costs were incurred in 2005 due to the resignations of several executives and the hiring costs for our new president and chief executive officer.

Casualty (gains) losses, net represent costs related to hurricane and other property damage, offset by gains related to the final settlement of the related property damage claims. In 2006, we recognized a net casualty gain of $2.9 million associated with the final settlement of property damage claims at the Crowne Plaza hotels in West Palm Beach and Melbourne, FL. In 2005, we recognized a net casualty gain of $28.5 million on the settlement of property damage claims for the Crowne Plaza hotels in West Palm Beach and Melbourne, FL which was offset by related repair expenses.

Depreciation and amortization expenses increased $8.7 million, or 39.4% due to the completion of several renovation projects. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.

The impairment of long-lived assets of $0.8 million recorded during 2006 represents the write-off of the net book value of disposed assets.

Non-operating income (expenses) — Continuing Operations

	2006	2005	Increase (decrease)
	($ in thousands)

Non-operating income (expenses):
Business interruption proceeds	$3,931	$9,595	$(5,664)	(59.0)%
Interest income and other	2,607	833	1,774	213.0%
Interest expense	(25,348)	(21,353)	3,995	18.7%
Minority interests	295	(9,492)	(9,787)	(103.1)%

Business interruption proceeds represent funds received or amounts for which proofs of loss have been signed. Business interruption proceeds in 2006 were recorded for the Crowne Plaza hotels in West Palm Beach and Melbourne, FL that were closed as a result of damage sustained in the 2004 hurricanes, and the Holiday Inn Marietta, GA which was closed in January 2006 as the result of a fire. In 2005, business interruption proceeds were recorded for Crowne Plaza hotels in West Palm Beach and Melbourne, FL.

Interest income and other increased $1.8 million due to higher balances in our interest-bearing and escrow accounts as well as higher interest rates.

Interest expense increased $4.0 million, or 18.7% as a result of prepayment penalties and higher amortization of deferred loans costs associated with debt refinancings which occurred in the first quarter of 2006, lower capitalized interest due to fewer construction projects, and higher interest rates on our variable rate debt. We have interest rate caps for all our variable rate debt to manage our exposure to increases in interest rates.

Minority interests represent the third party owners’ share of the net income (losses) of the joint ventures in which we have a controlling interest. The $9.8 million decrease in minority interest is primarily due to the large casualty gains and business interruption proceeds realized in 2005.

Results of operations for the twelve months ended December 31, 2005 and December 31, 2004

Revenues — Continuing Operations

			Increase
	2005	2004	(decrease)
	($ in thousands)

Revenues:
Rooms	$168,028	$160,863	$7,165	4.5%
Food and beverage	46,869	48,260	(1,391)	(2.9)%
Other	7,865	8,066	(201)	(2.5)%

Total revenues	222,762	217,189	$5,573	2.6%

Occupancy	65.9%	64.8%		1.7%
ADR	$91.51	$85.91	$5.61	6.5%
RevPAR	$60.35	$55.71	$4.64	8.3%

The $7.2 million, or 4.5%, increase in room revenues resulted from increases in both occupancy and ADR. Occupancy increased 1.7% and ADR increased 6.5%. While occupancy increased 1.7% from 2004, it was negatively impacted by renovations at eight hotels during 2005, and the closure of the West Palm Beach and Melbourne, FL Crowne Plaza hotels. We made substantial progress on our renovation program in 2005, but with many rooms out of service while under renovation, we experienced substantial room revenue displacement. The increase in ADR was a result of increasing demand and improved yield management strategies as the economy improved as well as a shift away from Internet sales that involve more heavily discounted room rates.

Food and beverage revenues decreased $1.4 million, or 2.9% due to the continued closure of our Crowne Plaza hotels in West Palm Beach and Melbourne, FL. Other revenues, which decreased by 2.5%, were affected by these closures as well as a decline in telephone revenues as a result of the increased usage of cell phones by our guests and the availability of free high speed internet access at many of our hotels.

Direct operating expenses — Continuing Operations

			Increase		% of Total Revenues
	2005	2004	(decrease)		2005	2004
	($ in thousands)

Direct operating expenses:
Rooms	$45,028	$43,557	$1,471	3.4%	20.2%	20.1%
Food and beverage	33,114	33,655	(541)	(1.6)%	14.9%	15.5%
Other	6,019	5,793	226	3.9%	2.7%	2.7%

Total direct operating expenses	$84,161	$83,005	$1,156	1.4%	37.8%	38.2%

Direct operating margin (by revenue source):
Rooms	$123,000	$117,306	$5,694	4.9%
Food and beverage	13,755	14,605	(850)	(5.8)%
Other	1,846	2,273	(427)	(18.8)%

Total direct operating margin	$138,601	$134,184	$4,417	3.3%

Direct operating margin % (by revenue source):
Rooms	73.2%	72.9%
Food and beverage	29.3%	30.3%
Other	23.5%	28.2%

Total direct operating margin	62.2%	61.8%

Direct operating expenses increased $1.2 million, or 1.4% due to higher occupancy. Total direct operating margin improved from 61.8% in 2004 to 62.2% in 2005.

Room expenses on a cost per occupied room basis increased from $23.26 in 2004 to $24.52 in 2005, an increase of 5.4%. Payroll and benefits increased 3.6% and other expenses increased 8.4%. Additionally, travel agent, credit card and other commissions increased due to higher revenues.

Food and beverage expenses decreased $0.5 million, or 1.6% compared with 2004 primarily as a result of lower volume. Food and beverage margin declined 100 basis points as a result of the displaced ala carte and banquet revenues due to the ongoing property renovations, as well as higher health insurance costs.

Other operating expenses — Continuing Operations

					% of Total Revenues
	2005	2004	Increase (decrease)		2005	2004
	($ in thousands)

Other operating expenses:
Other hotel operating costs
General and administrative	$15,110	$14,123	$987	7.0%	6.8%	6.5%
Advertising and promotion	11,171	9,837	1,334	13.6%	5.0%	4.5%
Franchise fees	15,578	14,863	715	4.8%	7.0%	6.8%
Repairs and maintenance	11,753	11,504	249	2.2%	5.3%	5.3%
Utilities	13,215	11,910	1,305	11.0%	5.9%	5.5%
Other expenses	405	81	324	400.0%	0.2%	0.0%

Total other hotel operating expenses	67,232	62,318	4,914	7.9%	30.2%	28.7%
Property and other taxes, insurance and leases	16,751	15,590	1,161	7.4%	7.5%	7.2%
Corporate and other	20,016	16,886	3,130	18.5%	9.0%	7.8%
Casualty (gains) losses, net	(28,464)	1,986	(30,450)	(1533.2)%	(12.8)%	0.9%
Depreciation and amortization	22,040	18,946	3,094	16.3%	9.9%	8.7%
Impairment of long-lived assets	1,244	412	832	201.9%	0.6%	0.2%

Total other operating expenses	$98,819	$116,138	$(17,319)	(14.9)%	44.4%	53.5%

Total operating expenses	$182,980	$199,143	$(16,163)	(8.1)%	82.1%	91.7%

Operating income	$39,782	$18,046	$21,736	120.4%	17.9%	8.3%

Other hotel operating costs increased $4.9 million, or 7.9% compared with 2004 as a result of the following factors:

•	General and administrative costs increased $1.0 million, or 7.0% primarily due to a $0.5 million increase in salary and employee benefits, $0.4 million in costs related to bad debt expense associated with bankruptcies in the airline industry and data costs for brand mandated property management system upgrades. The remaining increase of $0.1 million was a result of ongoing costs associated with operating the two hotels that were closed due to hurricane damage for the majority of the year;

•	Advertising and promotion expenses increased $1.3 million, or 13.6%, due to the addition of sales personnel and sales programs to promote our newly renovated properties including the Crowne Plaza hotels in West Palm Beach and Melbourne, FL;

•	Franchise fees increased $0.7 million, or 4.8% as a result of revenue growth and costs associated with brand loyalty programs; and,

•	Utilities increased $1.3 million or 11.0%, due to significant increases in electricity and fuel rates.

Property and other taxes, insurance and leases increased $1.2 million, or 7.4%. In 2004, expenses were reduced by the settlement of a deferred ground rent obligation for $1.0 million less than the amount that had been previously recorded.

Corporate and other expenses increased $3.1 million, or 18.5%, primarily due to $0.6 million in severance costs related to the resignations of our former CEO, COO, and CFO including the acceleration of the unvested portion of our former CEO’s nonvested stock, $1.1 million of expenses related to hiring costs including a signing bonus, nonvested stock grants and a relocation allowance for our new president and chief executive officer, a $0.9 million write-off of the receivable from and the investment in the 30% minority-owned Holiday Inn City Center Columbus, OH (which has since been deeded to the lender). Additionally, expenses were higher because in 2004, we recorded a reduction in our sales and use tax audit reserve which resulted in a $1.5 million reduction our 2004 expenses. These increases were partially offset by lower Directors & Officers (“D&O”) premiums due to favorable trends in the D&O markets, lower post-emergence Chapter 11 expenses due to the completion of the bankruptcy claims distribution process, lower audit fees as a result of the second year of Sarbanes-Oxley (“SOX”), and lower costs related to SOX compliance.

Casualty (gains) losses, net represent costs related to hurricane damage sustained in the 2004 and 2005 hurricane seasons offset by gains related to the final settlement of the related property damage claims. In 2005, we recognized a net casualty gain of $28.5 million. We recorded $28.7 million in casualty gains on the settlement of property damage claims for the Crowne Plaza West hotels in Palm Beach and Melbourne, FL.

Depreciation and amortization expenses increased $3.1 million, or 16.3%, due to the completion of numerous renovation projects.

The impairment of long-lived assets of $1.2 million recorded during 2005 represents $1.0 million in adjustments made to the carrying value of the Fairfield Inn Merrimack, NH, to reduce the carrying value to its estimated fair value, and $0.2 million for write-offs of assets that were replaced in 2005. The impairment of long-lived assets of $0.4 million recorded during 2004 represents write-offs of assets that were replaced in 2004.

Non-operating income (expenses) — Continuing Operations

	2005	2004	Increase (decrease)
	($ in thousands)

Non-operating income (expenses):
Business interruption proceeds	$9,595	$—	$9,595	n/m
Interest income and other	833	680	153	22.5%
Interest expense and other financing costs:
Preferred stock dividend	—	(9,383)	(9,383)	(100.0)%
Interest expense	(21,353)	(31,033)	(9,680)	(31.2)%
Loss on preferred stock redemption	—	(6,063)	(6,063)	(100.0)%
Minority interests	(9,492)	595	10,087	1695.3%

Business interruption proceeds in 2005 relate to the Crowne Plaza hotels West Palm Beach and Melbourne, FL, which closed as a result of damage sustained in the 2004 hurricanes. Business interruption proceeds represent funds received or amounts for which proofs of loss had been signed for the periods from September 2004 to November 2005 for the Crowne Plaza West Palm Beach, FL hotel and September 2004 to December 2005 for the Crowne Plaza Melbourne, FL hotel. At December 31, 2005, $2.9 million was accrued for business interruption proceeds with a corresponding insurance receivable on our consolidated balance sheet.

The $9.4 million preferred stock dividend in 2004 relates to dividends on the Preferred Stock issued on November 25, 2002. A portion of the outstanding shares of Preferred Stock were exchanged for shares of our common stock immediately following our equity offering on June 25, 2004 and all remaining shares of our Preferred Stock were redeemed on July 26, 2004 using a portion of the proceeds of that offering.

Interest expense decreased $9.7 million in 2005 due to the occurrence of several transactions in 2004 including the purchase of the swaption contract, prepayment penalties and the write-off of deferred loan costs due to the extinguishment of debt and origination costs incurred as part of a refinancing.

Loss on preferred stock redemption of $6.1 million in 2004 includes the 4% prepayment premium of $1.6 million that was recognized when we exchanged shares of our common stock for a portion of the outstanding shares of our preferred stock and the 4% prepayment premium of $4.5 million that we paid when we redeemed the remaining outstanding preferred stock shares on July 26, 2004.

Minority interests represent the third party owners’ share of the net losses of the joint ventures in which we have a controlling interest. The $10.1 million increase in minority interests primarily related to the casualty gain realized on the property damage settlement and the business interruption proceeds realized on the Crowne Plaza Melbourne, FL.

Results of Operations — Discontinued Operations

During 2006, we sold one land parcel and six hotels with an aggregate 929 rooms for an aggregate sales price of $27.1 million, $5.0 million of which was used to pay down debt. The remaining proceeds were used for capital expenditures and general corporate purposes. We realized gains of approximately $3.0 million in 2006 from the sale of these assets. Also in 2006, we surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to a bond trustee pursuant to the settlement agreement entered into in August 2005. Further, a venture in which we own a minority interest and which owned the Holiday Inn City Center Columbus, OH transferred the hotel to the lender.

During 2005, we sold eight hotels, comprising an aggregate 2,073 rooms. The aggregate net proceeds from the sales were approximately $36 million of which $29.2 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain realized from the sale of these assets was $6.9 million.

During 2004, we sold 11 hotels, comprising 2,076 rooms, and two parcels of land. The aggregate net proceeds from these sales were approximately $42.5 million of which $37.4 million was used to pay down debt and the balance was used for capital expenditures and general corporate purposes. The aggregate gain realized from the sale of these assets was $9.2 million.

We recorded impairment on assets held for sale in 2006, 2005, and 2004. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with independent real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2006, we recorded impairment charges totaling $23.1 million on 16 hotels as follows (amounts below are rounded individually):

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less, the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell; and

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel.

In 2005, the Company recorded impairment charges of $11.1 million on 10 hotels and one land parcel as follows (amounts below are rounded individually):

•	$1.8 million on the Azalea Inn Valdosta, GA to reduce the carrying value to estimated selling price;

•	$1.7 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered selling price and to record the final disposition of the hotel;

•	$1.7 million on the Holiday Inn Sheffield, AL to reduce the carrying value to estimated selling price;

•	$1.6 million on the Holiday Inn Lawrence, KS to reflect the reduced fair value appraisal;

•	$1.3 million on the Holiday Inn St. Louis, MO to reflect the reduced selling price of the hotel;

•	$1.1 million on the Park Inn Brunswick, GA, to write-off the capital improvements made on this property related to the franchise conversion that did not result in an increase in the fair value of this hotel;

•	$0.9 million on the Holiday Inn Hamburg, NY, as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset to its fair value;

•	$0.4 million on the land parcel in Mt. Laurel, NJ to reflect the lowered estimated selling price of the land;

•	$0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs as this hotel was identified for sale in January 2005, to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and to record the final disposition of the hotel;

•	$0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price of the hotel and the additional charges to dispose of the hotel in February 2005; and

•	$0.1 million on the Holiday Inn McKnight, PA as the hotel was identified for sale in 2005 and its carrying value was adjusted to the estimated selling price less selling costs.

In 2004, the Company recorded impairment charges of $11.7 million on 12 hotels as follows (amounts below are rounded individually):

•	$3.7 million on the Park Inn Brunswick, GA, which was converted from a Holiday Inn, as this hotel lost the business of a significant military group contract and the conversion of this hotel to a Park Inn was not expected to improve operating results;

•	$1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel;

•	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it would not renew the agreement;

•	$1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors;

•	$0.9 million on the Holiday Inn St. Louis North, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value;

•	$0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional charges to dispose of this hotel in December 2004;

•	$0.6 million on the Holiday Inn Lawrence, KS to reflect the continued declining financial performance of this hotel which was in need of a major renovation; when management was notified that the franchise agreement would not be renewed, it was determined that renovations were not economically justifiable;

•	$0.6 million on the Quality Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to reduce the asset’s carrying value to the fair value;

•	$0.5 million on the Downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

•	$0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

•	$0.4 million on the Holiday Inn Florence, KY, primarily related to disposal costs incurred on the sale of the hotel in December 2004; and

•	$0.1 million on the Holiday Inn Express Pensacola, GL to reflect the loss recorded on sale of this hotel March 2004.

Historical operating results and gains are reflected as discontinued operations in our consolidated statement of operations. See Note 1 and Note 3 to the accompanying consolidated financial statements for further discussion.

Income Taxes

We have taxable income in 2006. Because we have net operating losses available for federal income tax purposes, we will pay federal alternative minimum taxes of $0.3 million for the year ended December 31, 2006. We reported a net loss for federal income tax purposes for the year ended December 31, 2005 and paid no federal income taxes. At December 31, 2006, we had available net operating loss carryforwards of $318.9 million for federal income tax purposes, which will expire in 2019 through 2025, including the utilization of an estimated tax net loss of $20.3 million for the year ended December 31, 2006. Our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. At December 31, 2006, we had a valuation allowance of $121.4 million to fully offset our net deferred tax asset. In addition, approximately $97.3 million of the $121.4 million of the deferred tax asset remaining is attributable to pre-emergence deferred tax assets and may be booked to additional paid in capital in future periods.

In addition, we recognized an income tax provision of $8.5 million for 2006, $8.2 million for 2005, and $0.2 million for 2004. $7.9 million and $7.7 million of the income tax provision in 2006 and 2005, respectively, were non-cash charges related to the utilization of pre-emergence net operating losses in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

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

The following table provides a reconciliation from our income (loss) from continuing operations, a GAAP measure to EBITDA, a non-GAAP measure, for 2006, 2005 and 2004:

	2006	2005	2004
	($ in thousands)

(Loss) income from continuing operations	$(10,267)	$10,836	$(27,383)
Depreciation and amortization	30,718	22,040	18,946
Interest income	(2,607)	(1,026)	(645)
Interest expense	25,348	21,353	31,033
Preferred stock dividend	—	—	9,383
Loss on preferred stock redemption	—	—	6,063
Provision for income taxes — continuing operations	11,641	8,529	225

EBITDA from continuing operations	$54,833	$61,732	$37,622

Income (loss) from continuing operations, and accordingly, EBITDA from continuing operations, includes the following items:

	2006	2005	2004
	($ in thousands)

Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$3	$173	$458
Impairment of long-lived assets	758	1,244	412
Casualty (gains) losses, net (1)	(3,303)	(20,570)	1,576
Business interruption insurance proceeds (1)	(3,643)	(7,434)	—
Write-off of receivable from non-consolidated hotel	—	747	—
Adjustments to bankruptcy claims reserve	—	—	(38)
Write-off of investment in subsidiary for non-consolidated hotel	—	170	—

(1)	Amount is net of the related minority interest effect.

Quarterly Results of Operations

The following table presents certain quarterly data for the eight quarters ended December 31, 2006. The data have been derived from our unaudited consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 44 hotels classified in continuing operations at December 31, 2006.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)

Revenues:
Rooms	$45,617	$50,445	$53,788	$47,869	$40,957	$44,652	$44,058	$38,361
Food and beverage	15,134	12,912	15,636	12,110	11,973	11,570	13,152	10,174
Other	2,066	2,105	2,154	1,949	1,849	2,014	2,043	1,959

	62,817	65,462	71,578	61,928	54,779	58,236	59,253	50,494

Direct operating expenses:
Rooms	12,462	13,297	13,310	12,203	11,253	11,766	11,586	10,423
Food and beverage	10,363	9,772	10,469	9,019	8,444	8,277	8,989	7,404
Other	1,456	1,523	1,657	1,525	1,484	1,517	1,567	1,451

	24,281	24,592	25,436	22,747	21,181	21,560	22,142	19,278

	38,536	40,870	46,142	39,181	33,598	36,676	37,111	31,216
Other operating expenses:
Other hotel operating costs	18,304	19,078	18,751	18,566	17,265	17,813	16,282	15,872
Property and other taxes, insurance and leases	5,813	5,862	4,717	4,401	3,937	4,357	4,278	4,179
Corporate and other	4,959	5,592	5,292	4,917	4,314	5,771	5,282	4,649
Casualty (gain) losses, net	—	(3,085)	31	166	(28,754)	190	—	100
Depreciation and amortization	7,770	7,886	7,704	7,358	7,002	5,250	5,007	4,781
Impairment of long-lived assets	225	323	16	194	1,018	83	64	79

Other operating expenses	37,071	35,656	36,511	35,602	4,782	33,464	30,913	29,660

	1,465	5,214	9,631	3,579	28,816	3,212	6,198	1,556
Other income (expenses):
Business interruption insurance proceeds	530	2,706	695	—	1,772	6,094	1,729	—
Interest income and other	664	786	848	309	271	340	51	171
Interest expense	(6,297)	(6,482)	(6,228)	(6,341)	(5,485)	(5,285)	(5,275)	(5,308)

(Loss) income before income taxes and minority interest	(3,638)	2,224	4,946	(2,453)	25,374	4,361	2,703	(3,581)
Minority interests in loss (income)	335	100	(136)	(4)	(8,486)	(1,127)	(120)	241

(Loss) income before income taxes — continuing operations	(3,303)	2,324	4,810	(2,457)	16,888	3,234	2,583	(3,340)
(Provision) benefit for income taxes — continuing operations	(9,082)	(1,039)	(2,245)	725	(8,383)	(12)	(67)	(67)

(Loss) Income from continuing operations	(12,385)	1,285	2,565	(1,732)	8,505	3,222	2,516	(3,407)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(12,765)	(1,917)	1,852	4,813	(1,014)	6,487	(642)	(3,583)
Minority interests	—	—	—	—	—	—	—	(96)
Income tax benefit (provision)	4,437	794	(416)	(1,707)	313	—	—	—

(Loss) income from discontinued operations	(8,328)	(1,123)	1,436	3,106	(701)	6,487	(642)	(3,679)

Net (loss) income attributable to common stock	$(20,713)	$162	$4,001	$1,374	$7,804	$9,709	$1,874	$(7,086)

Net (loss) income from continuing operations attributable to common stock:
Basic	$(0.50)	$0.05	$0.10	$(0.07)	$0.35	$0.13	$0.10	$(0.14)

Diluted	$(0.50)	$0.05	$0.10	$(0.07)	$0.35	$0.13	$0.10	$(0.14)

The following table presents EBITDA, a non-GAAP measure, for the past 8 quarters as of December 31, 2006, and provides a reconciliation with our (loss) income from continuing operations, a GAAP measure:

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	($ in thousands)

Continuing operations:
(Loss) income from continuing operations	$(12,385)	$1,285	$2,565	$(1,732)	$8,505	$3,222	$2,516	$(3,407)
Depreciation and amortization	7,770	7,886	7,704	7,358	7,002	5,250	5,007	4,781
Interest income	(664)	(786)	(848)	(309)	(262)	(340)	(204)	(220)
Interest expense	6,297	6,482	6,228	6,341	5,485	5,285	5,275	5,308
Provision (benefit) for income taxes — continuing operations	9,082	1,039	2,245	(725)	8,383	12	67	67

EBITDA from continuing operations	$10,100	$15,906	$17,894	$10,933	$29,113	$13,429	$12,661	$6,529

Loss from continuing operations, and accordingly, EBITDA from continuing operations, includes the following items;

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	($ in thousands)

Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$—	$—	$3	$(2)	$13	$52	$110
Impairment of long-lived assets	225	324	16	193	1,019	83	64	78
Casualty (gains) losses, net(1)	—	(3,465)	30	132	(20,858)	188	—	100
Business interruption insurance proceeds(1)	(696)	(2,252)	(695)	—	(1,223)	(4,780)	(1,431)	—
Write-off of receivable from non-consolidated hotel	—	—	—	—	1	(200)	946	—
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	—	—	—	170	—

(1)	Amount is net of the related minority interest effect.

Historically, our operations and related revenues and operating results have varied substantially from quarter to quarter. We expect these variations to continue for a variety of reasons, primarily seasonality. Due to the fixed nature of certain expenses, such as marketing and rent, our operating expenses do not vary as significantly from quarter to quarter.

Liquidity and Capital Resources

Working Capital

We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, refinancings, and existing cash balances.

Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2006, our consolidated airline receivables represented approximately 21% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to paydown outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At December 31, 2006, we had 25 hotels classified as held for sale. In the first two months of 2007, we sold one hotel for aggregate net proceeds of $2.3 million. As of March 1, 2007, we had 24 hotels held for sale.

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

We intend to continue to use our cash flow to make scheduled debt service payments, fund operations, capital expenditures, and build cash reserves.

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

At December 31, 2006, we had working capital (current assets less current liabilities) of $32.7 million compared to $20.8 million at December 31, 2005. The increase in working capital is due primarily to the reclassification of 27 hotels to discontinued operations in 2006 as the related assets and liabilities were classified as current.

For the year ended December 31, 2006, we spent $35.8 million in capital expenditures. During 2007, we expect to spend $18.1 to $61.2 million in capital expenditures for our hotels, subject to ongoing diligence and analysis.

We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.

Our ability to meet our long-term cash needs is dependent on the market condition of the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy, and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor. See “Item 1A — Risk Factor” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations

Operating activities

Operating activities generated cash of $35.6 million in 2006 and $28.7 million in 2005. The increase in cash generated by operations is attributable to the improved performance of our hotel portfolio and the closure of two hurricane-damaged properties throughout most of 2005. Operating activities generated cash of $26.0 million in 2004.

Investing activities

Investing activities generated $0.8 million of cash in 2006 and used $13.8 million of cash in 2005. Capital improvements in 2006 were $35.8 million compared to $86.5 million in 2005. Proceeds from sale of assets were $22.9 million in 2006 and $36.4 million in 2005. Withdrawals from capital expenditure reserves with our lenders were $9.4 million in 2006 and $15.4 million in 2005. In 2006, we were advanced $3.2 million for property damage claims primarily related to one hotel destroyed by fire and three of our hurricane-damaged hotels. In 2005, we were advanced $26.2 million for property damage claims related to seven of our hotels that were damaged by hurricanes in 2004 and 2005. Investing activities used $20.5 million of cash in 2004.

Financing activities

Financing activities used cash of $7.2 million in 2006 and $32.2 million in 2005. In 2006, we refinanced mortgages on the Holiday Inn Express Palm Desert, Crowne Plaza Worcester, Radisson Phoenix, Crowne Plaza Pittsburgh and the Crowne Plaza Phoenix Airport, resulting in gross proceeds of $45.0 million. Additionally, we made $49.8 million in principal payments. In 2005, we refinanced mortgages on the Holiday Inn West Phoenix, AZ and the Holiday Inn Hilton Head, SC and encumbered the SpringHill Suites Pinehurst, NC purchased in 2004, resulting in gross proceeds of $32.2 million. Additionally, we made $63.6 million in principal payments and $0.9 million in deferred loan costs. In 2004, financing activities provided cash of $19.8 million.

Debt and contractual obligations

The following table provides information about our debt and certain other long-term contractual obligations:

		Contractual Obligations by Year
	Total	2007	2008	2009	2010	2011	Thereafter
	($ in thousands)

DEBT OBLIGATIONS
Refinancing Debt(1):
Merrill Lynch Mortgage Lending, Inc. — Floating	$58,118	$822	$57,296	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	239,383	4,470	4,743	230,170	—	—	—

Total — Merrill Lynch Mortgage Lending, Inc.	297,501	5,292	62,039	230,170	—	—	—
Other Financings:
Computer Share Trust Company of Canada	7,551	7,551	—	—	—	—	—
Lehman Brothers Holdings, Inc.	15,194	15,194	—	—	—	—	—
Wachovia	36,081	656	691	740	3,633	30,361	—
IXIS	40,500	19,224	21,276	—	—	—	—

Total — Other Financing	99,326	42,625	21,967	740	3,633	30,361	—
Other Long-term Liabilities(2):
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	1,263	615	616	32	—	—	—
Other Long-term Liabilities	1,039	575	194	219	45	6	—

	2,302	1,190	810	251	45	6	—
Total Debt Obligations	399,129	49,107	84,816	231,161	3,678	30,367	—
Less: Debt Obligations — Discontinued	60,271	2,550	39,677	18,023	18	3	—

Total Debt Obligations — Continued	$338,858	$46,557	$45,139	$213,138	$3,660	$30,364	$—

OTHER OBLIGATIONS
Interest Expense(3)	$63,062	$31,274	$18,589	$10,964	$1,967	$268	$—
Ground, Parking and Other Lease Obligations	85,484	3,460	3,444	3,466	3,492	3,150	68,472
Purchase Obligations	1,013	668	261	84	—	—	—

Total Other Obligations	149,559	35,402	22,294	14,514	5,459	3,418	68,472
Less: Other Obligations — Discontinued	16,840	5,228	1,634	894	326	358	8,400

Total Other Obligations — Continued	$132,719	$30,174	$20,660	$13,620	$5,133	$3,060	$60,072

TOTAL OBLIGATIONS
Total Obligations	$548,688	$84,509	$107,110	$245,675	$9,137	$33,785	$68,472
Less: Total Obligations — Discontinued	77,111	7,778	41,311	18,917	344	361	8,400

Total Obligations — Continued	$471,577	$76,731	$65,799	$226,758	$8,793	$33,424	$60,072

(1)	Discussed in “Note 9, Long-Term Liabilities” in the notes to our consolidated financial statements.

(2)	Comprised of unsecured notes payable of $1.3 million for pre-petition bankruptcy related tax obligations and $1.0 million of other obligations.

(3)	The computation of interest expense related to our variable rate debt assumes a LIBOR of 5.35% for all future periods.

We did not include franchise fees in the table above because substantially all of our franchise fees vary with revenues. Franchise fees expense for 2006 relating to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures.”

Refinancing Debt

On June 25, 2004, we closed on the $370 million Refinancing Debt secured by 64 of our hotels The Refinancing Debt consisted of a loan of $110 million bearing a floating interest rate of the 30-day LIBOR plus 340 basis points (the “Floating Rate Debt”), which as of December 31, 2006 was secured by 15 of our hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 33 of our hotels (35 hotels at the loan’s inception).

As amended on April 29, 2005, the Floating Rate Debt had a maturity of January 11, 2007 with three one-year extension options. We exercised the first extension option, extending the maturity date to January 11, 2008. In conjunction with this extension, we entered into an interest rate cap agreement effective January 11, 2007. The new cap expires on January 15, 2008, settles monthly, and effectively limits the interest rate exposure for the Floating Rate Debt to a maximum rate of 9.40%. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if we opt to exercise each of the second and third extensions. All extensions are subject to certain provisions within our debt agreement. We may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 1% of the amount prepaid. However, after January 11, 2007, there is no prepayment penalty associated with the Floating Rate Loan.

Each of the four fixed rate loans (“Fixed Rate Loan”) comprising the Fixed Rate Debt is a five-year loan and bears a fixed rate of interest of 6.58%. Except for certain defeasance provisions, we may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. We may, after the earlier of 48 months after the closing of any Fixed Rate Loan or the second anniversary of the securitization of any Fixed Rate Loan, defease such Fixed Rate Loan, in whole or in part. Prior to the securitization of the four fixed rate loans, these loans were subject to cross-collateralization provisions. All four fixed rate loans have been securitized and are no longer cross-collateralized.

As part of each of the five debt agreements, the Company is subject to certain restrictive covenants including minimum debt yield ratios. As of December 31, 2006, our debt yield ratios were above the minimum requirement for the Floating Rate Debt and three out of the four Fixed Rate Debt instruments. The non-compliant fixed rate loan is secured by nine properties. Under the terms of the loan agreement, until the required ratio is met, the lender may require the Company to deposit all revenues from the mortgaged properties into a restricted cash account controlled by the lender. The revenues would then be disbursed to fund property-related expenditures, including debt service payments and capital expenditures, in accordance with the loan agreement. The net cash flow as defined by the loan agreement, after debt service payment, for the nine properties which secure the loan was $1.7 million for the trailing 12 months ended December 31, 2006. As of March 1, 2007, the lender has not exercised its right to require the use of a restricted cash account.

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

Other Financings

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

On February 1, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $17.4 million, which is secured by the Crowne Plaza Worcester located in Worcester, MA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The Wachovia loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $6.1 million, which is secured by the Holiday Inn Palm Desert located in Palm Desert, CA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The Wachovia loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement

On March 1, 2006 , the Company entered into a $21.5 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest which is 295 basis points above the 30-day LIBOR. Contemporaneously with the closing of the loan we purchased an interest rate cap agreement that effectively caps our interest rate for the first two years of the loan agreement at 8.45%. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

Summary of Long-term Debt

Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2006			December 31, 2005
	Number	Property, Plant	Long-Term	Long-Term
	of Hotels	and Equipment, Net	Liabilities	Liabilities	Interest Rates at December 31, 2006

Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	15	$72,173	$58,118	$67,546	LIBOR plus 3.40%; capped at 9.4%
Merrill Lynch Mortgage Lending, Inc. — Fixed	33	319,085	239,383	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	48	391,258	297,501	319,923
Other Financings
Computer Share Trust Company of Canada	1	15,579	7,551	7,838	7.88%
Column Financial, Inc.				10,337
Lehman Brothers Holdings, Inc.	4	45,275	15,194	22,398	$8,726 at 9.40%; $6,468 at 8.90%
JP Morgan Chase Bank				10,064
Wachovia	4	36,320	36,081	13,173	$9,845 at 6.03%; $3,115 at 5.78%; 23,122 at 6.04%
IXIS	4	36,701	40,500	19,000	$19,000 at LIBOR plus 2.90%, capped at 8.4%;
					$21,500 at LIBOR plus 2.95%, capped at 8.45%
Column Financial, Inc.				8,146

Total — other financing	13	133,875	99,327	90,956

	61	525,133	396,828	410,879	7.14%(1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,263	2,220
Other	—	—	1,038	1,151

	—	—	2,301	3,371

Property, plant and equipment — unencumbered	8	45,351	—	—

	69	570,484	399,129	414,250
Held for sale	(25)	(83,462)	(60,271)	(1,287)

Total December 31, 2006(2)	44	$487,022	$338,858	$412,963

(1)	The 7.14% in the table above represents the weighted average annualized cost of debt at December 31, 2006.

(2)	Long term debt obligations at December 31, 2006 and December 31, 2005 include the current portion.

Preferred Stock

As of December 31, 2006 and December 31, 2005, the Company had no outstanding Preferred Stock shares.

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

To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of 10 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.0% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 0.8% to 2.3% and club and restaurant fees from 0.01% to 4.0%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 5.2% to 11.5% of gross room revenues.

These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Consolidated Statement of Operations) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	($ in thousands)

Continuing operations	$18,547	$15,578	$14,863
Discontinued operations	6,996	8,066	9,498

	$25,543	$23,644	$24,361

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of four, seven, and three of the franchise agreements for our held for use hotels are scheduled to expire in 2007, 2008, and 2009, respectively. 12 and three of the franchise agreements for our held for sale hotels are scheduled to expire in 2007 and 2008, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.

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

Refer to Item 1. “Business, Franchise Affiliations” for the current status of our franchise agreements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB 25, “Accounting for Stock issued to Employees,” and amends SFAS No 95, “Statement of Cash Flows.” The approach in FAS 123(R)is generally similar to the approach described in FAS 123. However, FAS 123(R)requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.

In accordance with FASB Staff Position FAS 123(R)-3, the Company made a one-time election to calculate the APIC pool on the date of adoption using the simplified method, the impact of which was not material to the Company’s financial position and results of operation.

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

Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R)requires that the cash retained as a result of excess tax benefits relating to share-based compensation be presented as financing cash flows, with the remaining tax benefits presented as operating cash flows. Prior to the adoption of SFAS 123(R), nonvested stock awards were recorded as unearned stock compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. SFAS 123(R) requires that compensation cost be recognized over the requisite service period with an offsetting credit to additional paid-in capital. Accordingly, the unearned stock compensation balance at January 1, 2006 was reclassified to additional paid-in capital.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We began applying this standard on January 1, 2006.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on the consolidated financial statements and have not completed our analysis to determine the likelihood of a material impact on the financial statements. The cumulative effect of applying the provisions of the interpretation will be reported as an adjustment to the opening balance of accumulated deficit at January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact the adoption of SFAS No. 157 will have on our results of operations and financial condition.

In June 2006, the FASB issued EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This EITF concluded that disclosures should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The disclosure of those taxes described under the consensus can be made on an aggregate basis. Since this Issue requires only the presentation of additional disclosures, at the date of adoption an entity would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are imposed concurrently on a specific revenue-producing transaction between a seller and a customer. An entity that chooses to reevaluate its existing policies and elects to change the presentation of taxes within the scope of this Issue must follow the requirements of SFAS No. 154, which provide that an entity may voluntarily change its accounting principles only to adopt a preferable accounting principle. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We are in the process of evaluating the impact the adoption of EITF 06-03 will have on the results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks on our variable rate debt. At December 31, 2006 and December 31, 2005, we had outstanding variable rate debt including discontinued operations of approximately $98.6 million and $86.5 million, respectively.

On June 25, 2004, we refinanced both the Merrill Lynch Exit Financing and the Lehman Financing. The new refinancing is organized in four fixed rate pools and one floating rate pool. In order to manage our exposure to fluctuations in interest rates with the floating pool, we entered into an interest rate cap agreement, which allowed us to effectively cap the interest rate at LIBOR of 6.00% plus 3.40%. When LIBOR exceeds 6.00%, the contract requires settlement of net interest receivable at specified intervals, which generally coincide with the dates on which interest is payable on the underlying debt. When LIBOR is below 6.00%, there is no settlement from the interest rate cap. We are exposed to interest rate risks on the floating pool for increases in LIBOR up to 6.00% but we are not exposed to increases in LIBOR above 6.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $67.6 million at December 31, 2006.

On November 10, 2005, we refinanced the mortgage on our Holiday Inn Hilton Head, SC property. In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 25-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest rate at LIBOR of 5.50% plus 2.9%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $19.0 million at December 31, 2006.

On March 1, 2006, the Company entered into a $21.5 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”). In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 24-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest at LIBOR of 5.50% plus 2.95%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $21.5 million at December 31, 2006.

The aggregate fair value of the interest rate caps as of December 31, 2006 was approximately $18,000. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

As a result of having these interest rate caps, we believe that our interest rate risk at December 31, 2006 and December 31, 2005 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of December 31, 2006 would be a reduction in net income of approximately $18,000. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

At December 31, 2006, approximately $98.6 million of our outstanding debt instruments were subject to changes in LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million. The fair value of the fixed rate debt (book value of $298.2 million) at December 31, 2006 is estimated at $306.3 million.

The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2006 would be approximately $7.0 million.

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

As of December 31, 2006, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management team, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Nonetheless, as of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, concluded, as of the date of the evaluation, that our internal control over financial reporting was effective based on the criteria in the COSO Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting.  As of December 31, 2005, we did not maintain effective controls over the calculation of our income tax provision. Specifically, our controls over the processes and procedures related to the determination and review of the annual tax provisions did not operate effectively to provide reasonable assurance that the income tax provisions were calculated and recorded using accounting principles generally accepted in the United States. As a result, we incorrectly released the valuation allowance established during fresh-start accounting against the income tax provision.

As of December 31, 2006, we reviewed and corrected our accounting procedures for income taxes to operate effectively to provide reasonable assurance that the income tax provisions were calculated and recorded in accordance with accounting principles generally accepted in the United States. In accordance with SOP 90-7, we accurately track and record the release of the valuation allowance related to the deferred tax assets established at the time of fresh-start accounting.

There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lodgian, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2007

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information about principal accountant fees and services is incorporated by reference from the discussion in our proxy statement for the 2007 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

LODGIAN, INC.

By:	/s/ Edward J. Rohling
Edward J. Rohling
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 15, 2007.

Signature	Title

/s/ Edward J. Rohling Edward J. Rohling	President, Chief Executive Officer and Director

/s/ James A. MacLennan James A. MacLennan	Executive Vice President and Chief Financial Officer

/s/ Russel S. Bernard Russel S. Bernard	Chairman of the Board of Directors

/s/ Sean F. Armstrong Sean F. Armstrong	Director

/s/ Stewart J. Brown Stewart J. Brown	Director

/s/ Stephen P. Grathwohl Stephen P. Grathwohl	Director

/s/ Kevin C. McTavish Kevin C. McTavish	Director

/s/ Dr. Sheryl E. Kimes Dr. Sheryl E. Kimes	Director

/s/ Alex R. Lieblong Alex R. Lieblong	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8:

All schedules are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lodgian, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2007

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	($ in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$48,188	$19,097
Cash, restricted	13,791	15,003
Accounts receivable (net of allowances: 2006 — $277; 2005 — $1,101)	7,404	8,054
Insurance receivable	2,347	11,725
Inventories	2,893	3,955
Prepaid expenses and other current assets	22,450	20,101
Assets held for sale	89,437	14,866

Total current assets	186,510	92,801
Property and equipment, net	487,022	606,862
Deposits for capital expenditures	19,802	19,431
Other assets	5,824	7,591

	$699,158	$726,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,742	$14,709
Other accrued liabilities	27,724	31,528
Advance deposits	1,384	1,914
Insurance advances	2,063	700
Current portion of long-term liabilities	46,557	18,531
Liabilities related to assets held for sale	68,351	4,610

Total current liabilities	153,821	71,992
Long-term liabilities	292,301	394,432

Total liabilities	446,122	466,424
Minority interests	10,922	11,217
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,860,321 and 24,648,405 issued at December 31, 2006 and December 31, 2005, respectively	249	246
Additional paid-in capital	327,634	317,034
Unearned stock compensation	—	(604)
Accumulated deficit	(84,816)	(69,640)
Accumulated other comprehensive income	2,088	2,234
Treasury stock, at cost, 251,619 and 21,633 shares at December 31, 2006 and December 31, 2005, respectively	(3,041)	(226)

Total stockholders’ equity	242,114	249,044

	$699,158	$726,685

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	2006	2005	2004
	($ in thousands)

Revenues:
Rooms	$197,719	$168,028	$160,863
Food and beverage	55,792	46,869	48,260
Other	8,274	7,865	8,066

Total revenues	261,785	222,762	217,189

Direct operating expenses:
Rooms	51,272	45,028	43,557
Food and beverage	39,623	33,114	33,655
Other	6,161	6,019	5,793

Total direct operating expenses	97,056	84,161	83,005

	164,729	138,601	134,184
Other operating expenses:
Other hotel operating costs	74,699	67,232	62,318
Property and other taxes, insurance, and leases	20,793	16,751	15,590
Corporate and other	20,760	20,016	16,886
Casualty (gains) losses, net	(2,888)	(28,464)	1,986
Depreciation and amortization	30,718	22,040	18,946
Impairment of long-lived assets	758	1,244	412

Total other operating expenses	144,840	98,819	116,138

Operating income	19,889	39,782	18,046
Other income (expenses):
Business interruption insurance proceeds	3,931	9,595	—
Interest income and other	2,607	833	680
Interest expense and other financing costs:
Preferred stock dividend	—	—	(9,383)
Interest expense	(25,348)	(21,353)	(31,033)
Loss on preferred stock redemption	—	—	(6,063)

Income (loss) before income taxes and minority interests	1,079	28,857	(27,753)
Minority interests in loss (income)	295	(9,492)	595
Provision for income taxes — continuing operations	(11,641)	(8,529)	(225)

(Loss) income from continuing operations	(10,267)	10,836	(27,383)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(8,017)	1,248	(4,547)
Minority interests — discontinued operations	—	(96)	96
Benefit for income taxes — discontinued operations	3,108	313	—

(Loss) income from discontinued operations	(4,909)	1,465	(4,451)

Net (loss) income attributable to common stock	$(15,176)	$12,301	$(31,834)

Net (loss) income per share attributable to common stock:
Basic	$(0.62)	$0.50	$(2.30)

Diluted	$(0.62)	$0.50	$(2.30)

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated			Total
			Additional	Unearned		Other			Stockholders’
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Equity
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	(Deficit)
	($ in thousands, except share data)

Balance December 31, 2003	2,333,591	$23	$89,874	$(508)	$(50,107)	$1,324	—	$—	$40,606
Fractional shares cancelled on reverse stock split	(971)	—	(5)	—	—	—	—	—	(5)
Issuance of restricted stock	—	—	25	(25)	—	—	—	—	—
Issuance of new common shares	18,285,714	183	175,704	—	—	—	—	—	175,887
Surrender of unexchanged shares	(2,657)	—	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	218	—	—	—	—	218
Exercise of stock options	241	—	4	—	—	—	—	—	4
Exchange of preferred shares for common shares	3,941,115	40	41,341	—	—	—	—	—	41,381
Vesting of restricted stock units	22,222	—	—	—	—	—	—	—	—
Treasury stock		—	—	—	—	—	7,211	(76)	(76)
Comprehensive loss:
Net loss	—	—	—	—	(31,834)	—	—	—	(31,834)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	453	—	—	453

Total comprehensive loss	—	—	—	—	—	—	—	—	(31,381)

Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	7,211	$(76)	$226,634
Amortization of unearned stock compensation	—	—	—	494	—	—	—	—	494
Issuance of restricted shares	—	—	783	(783)	—	—	—	—	—
Vesting of restricted stock units	45,826	—	—	—	—	—	—	—	—
Release of surplus accrual on final settlement of bankruptcy claims	—	—	1,292	—	—	—	—	—	1,292
Retirement of disputed claims shares	(16,676)	—	—	—	—	—	—	—	—
Exercise of stock options	40,000	—	361	—	—	—	—	—	361
Repurchases of treasury stock	—	—	—	—	—	—	14,422	(150)	(150)
Realization of pre-emergence deferred tax asset	—	—	7,692	—	—	—	—	—	7,692
Other	—	—	(37)	—	—	—	—	—	(37)
Comprehensive income:
Net income	—	—	—	—	12,301	—	—	—	12,301
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	457	—	—	457

Total comprehensive income	—	—	—	—	—	—	—	—	12,758

Balance December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital	—	—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation	—	—	1,406	—	—	—	—	—	1,406
Issuance and vesting of restricted and nonvested shares	49,913	3	159	—	—	—	—	—	162
Exercise of stock options	162,003	—	1,673	—	—	—	—	—	1,673
Repurchases of treasury stock	—	—	—	—	—	—	229,986	(2,815)	(2,815)
Income tax benefit from stock options exercised	—	—	67	—	—	—	—	—	67
Realization of pre-emergence deferred tax asset	—	—	7,899	—	—	—	—	—	7,899
Comprehensive loss:
Net loss	—	—	—	—	(15,176)	—	—	—	(15,176)
Currency translation adjustments (related taxes	—	—	—	—	—	(146)	—	—	(146)

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,322)

Balance December 31, 2006	24,860,321	$249	$327,634	$—	$(84,816)	$2,088	251,619	$(3,041)	$242,114

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	($ in thousands)

Operating activities:
Net (loss) income	$(15,176)	$12,301	$(31,834)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,227	30,147	27,616
Impairment of long-lived assets	23,880	12,307	12,112
Stock compensation expense	1,566	494	218
Preferred stock dividends	—	—	9,383
Loss on redemption of preferred stock	—	—	6,063
Casualty (gain) loss	(3,128)	(30,769)	2,313
Deferred income taxes	7,968	7,692	—
Minority interests	(295)	9,588	(691)
Gain on asset dispositions	(2,961)	(6,872)	(9,168)
Gain on extinguishment of debt	(10,231)	—	—
Amortization of deferred financing costs	1,384	942	11,210
Other	78	(540)	(125)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(581)	(313)	958
Insurance receivable	1,696	(3,121)	—
Inventories	(371)	(526)	(396)
Prepaid expenses and other assets	(4,331)	(2,617)	291
Accounts payable	(575)	58	(181)
Other accrued liabilities	565	(294)	(1,330)
Advance deposits	(122)	251	(487)

Net cash provided by operating activities	35,593	28,728	25,952

Investing activities:
Capital improvements	(35,787)	(86,476)	(37,262)
Proceeds from sale of assets, net of related selling costs	22,925	36,396	42,493
Acquisitions of property and equipment	—	—	(5,363)
Withdrawals (deposits) for capital expenditures	9,371	15,361	(18,990)
Insurance receipts related to casualty claims	3,194	26,193	2,000
Net decrease (increase) in restricted cash	1,212	(5,163)	(2,756)
Other	(159)	(99)	(598)

Net cash provided by (used in) investing activities	756	(13,788)	(20,476)

Financing activities:
Proceeds from issuance of long term debt	44,954	32,200	370,000
Proceeds from exercise of stock options and issuance of common stock	1,673	361	175,890
Principal payments on long-term debt	(49,767)	(63,612)	(406,515)
Shares redeemed from reverse stock split	—	—	(5)
Preferred stock redemption	—	—	(114,043)
Purchase of treasury stock	(2,696)	(150)	(76)
Payments of deferred financing costs	(870)	(913)	(5,417)
Payments of defeasance costs	(546)	—	—
Other	10	(37)	—

Net cash (used in) provided by financing activities	(7,242)	(32,151)	19,834

Effect of exchange rate changes on cash	(16)	74	27

Net increase (decrease) in cash and cash equivalents	29,091	(17,137)	25,337
Cash and cash equivalents at beginning of year	19,097	36,234	10,897

Cash and cash equivalents at end of year	$48,188	$19,097	$36,234

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$32,734	$27,154	$35,010
Interest capitalized	117	2,121	800
Income taxes, net of refunds	845	359	483
Supplemental disclosure of non-cash investing and financing activities:
Exchange of preferred shares for common stock	—	—	41,381
Net non-cash debt increase (decrease)	10,250	1,277	3,187
Equipment acquired through capital lease obligations	—	—	51
Release of surplus accrual on final settlement of bankruptcy claims	—	1,292	—
Treasury stock repurchases traded, but not settled	119	—	—
Purchases of property and equipment on account	1,923	3,330	4,532

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

In the first 10 months of 2006, the Company sold four hotels and one land parcel and identified 15 additional hotels for sale. Additionally, the Company surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to a bond trustee pursuant to the settlement agreement entered into in August 2005. Further, a venture in which the Company owns a minority interest and which owned the Holiday Inn City Center Columbus, OH transferred the hotel to the lender.

On November 2, 2006, the Company announced a major strategic initiative to reconfigure its hotel portfolio. The Company has redefined its continuing portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday Inn Marietta, GA hotel, which is currently closed following a fire). In accordance with this new strategy, the Company sold two hotels and identified 12 additional hotels for sale in November and December 2006. In the first two months of 2007, the Company sold 1 hotel. As of March 1, 2007, the Company owned 68 hotels, of which 24 were held for sale.

Principles of Consolidation

The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and three joint ventures in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of the joint ventures when it manages and has control of the joint venture’s assets and operations. The three joint ventures in which the Company exercises control and are consolidated in the financial statements are as follows:

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

On April 18, 2005, the Company acquired for $0.7 million its joint venture partner’s 40% interest in the Ramada Plaza hotel located in Macon, GA, which is now consolidated as a wholly-owned subsidiary.

Through a partnership, the Company owned a 30% interest in the Holiday Inn City Center located in Columbus, OH. Because the debt on the hotel exceeded the fair value of the hotel, the partnership ceased making regular debt service payments to the lender in August 2005 but made interest payments to the lender as cash flow was available to do so. The lender filed a foreclosure petition on September 7, 2005. On November 15, 2005, the hotel was surrendered to a receiver and on February 3, 2006 the hotel was deeded to the lender. The Company accounted for this hotel using the equity method of accounting. The receivable to Lodgian from this entity was fully reserved and the investment in this subsidiary was written off in 2005 for a total expense of $0.9 million. In 2006, the Company wrote off the receivable and corresponding reserve, which resulted in a $0.7 million decrease in “Other receivables” and “Allowance for doubtful accounts”. Both of these accounts are included in Accounts Receivable in the consolidated balance sheet.

All intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Linen inventories are carried at cost. When the Company has to change its linen inventory as a result of brand standard changes required by the franchisors, the Company writes-off the existing linen inventory carrying costs and establishes a new linen inventory carrying cost on the balance sheet. The Company determined that linen inventory, on average, has a useful life in excess of one year. As a result, the Company classifies the estimated long term portion of the linen inventory balance in other assets on the balance sheet.

The Company determined that most china, glass and silverware inventory has a useful life longer than one year. China, glass and silverware inventory is classified as long-term assets and is included in property and equipment, net.

Minority Interests

Minority interests represent the minority stockholders’ proportionate share of equity of joint ventures that are consolidated by the Company and are shown as “minority interests” in the Consolidated Balance Sheet. The Company allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. If the loss applicable to the minority interest exceeds the minority’s equity, the Company reports the entire loss in the consolidated statement of operations.

Property and Equipment

Property and equipment is stated at depreciated cost, less adjustments for impairment, where applicable. Capital improvements are capitalized when they extend the useful life of the related asset. All repair and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company capitalizes interest costs incurred during the renovation and construction of capital assets.

Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. The carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying value. In determining the undiscounted cash flows, management considers the current operating results, market trends, and

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is recorded as impairment expense in the Consolidated Statement of Operations. Management estimates fair value based on broker opinions or appraisals. If the projected future cash flows exceed the carrying value, no adjustment is recorded.

Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as impairment expense. See Note 6 for further discussion of the Company’s charges for asset impairment.

Acquisition of Hotels

The Company’s hotel acquisitions consist primarily of land, building, furniture, fixtures and equipment, and inventory. Accordingly, the Company allocates the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141, “Business Combinations.”.

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

d) The sale of the asset is probable within one year; and,

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

All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “income (loss) from discontinued operations before income taxes” in the Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 3 for details of assets and liabilities, operating results, and impairment charges of the discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consisted of amounts reserved for letter of credit collateral, a deposit required by the Company’s bankers, and cash reserves pursuant to loan agreements.

Fair Values of Financial Instruments

The fair value of financial instruments is estimated using market trading information. Where published market values are not available, management estimates fair values based upon quotations received from broker/dealers or

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate information for similar instruments. Changes in fair value are recognized in the Consolidated Statement of Operations.

The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company’s fixed rate long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Concentration of Credit Risk

Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2006 and 2005, allowances were $0.3 million and $1.1 million, respectively.

Concentration of Market Risk

Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenue and results of operations. The 12 continuing operations hotels in these areas provided approximately 32% of the Company’s 2006 continuing operations revenue and approximately 30% of the Company’s 2006 continuing operations total available rooms. In 2005, these 12 hotels provided approximately 33% of the Company’s continuing operations revenue and approximately 32% of the Company’s continuing operations total available rooms. In 2004, these 12 hotels provided approximately 34% of the Company’s continuing operations revenue and approximately 31% of the Company’s continuing operations total available rooms. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.

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

Earnings per Common and Common Equivalent Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per common share includes the Company’s outstanding stock options, nonvested stock, restricted stock, restricted stock units, and warrants to acquire common stock, if dilutive. See Note 13 for a computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006 using the modified-prospective transition method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain nonvested on the effective date. As permitted by SFAS No. 123(R), through December 31, 2005, the Company accounted for share-based payments to employees

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using APB 25’s intrinsic value method and, as a result, generally has not recognized compensation cost for employee stock options.

In accordance with FASB Staff Position FAS 123(R)-3, the Company made a one-time election to calculate the APIC pool on the date of adoption using the simplified method, the impact of which was not material to the Company’s financial position and results of operation.

Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that the cash retained as a result of excess tax benefits relating to share-based compensation be presented as financing cash flows, with the remaining tax benefits presented as operating cash flows. Prior to the adoption of SFAS No. 123(R), nonvested stock awards were recorded as unearned stock compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. SFAS No. 123(R)requires that unearned compensation be included in additional paid-in capital and that compensation cost be recognized over the requisite service period with an offsetting credit to additional paid-in capital. Accordingly, the unearned stock compensation balance at January 1, 2006 was reclassified to additional paid-in capital.

The Company applied the modified prospective method, and accordingly, the financial statements for the years ended December 31, 2005 and December 31, 2004 will not reflect any restated amounts. The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the years ended December 31, 2005 and December 31, 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal year 2006, under those plans and consistent with SFAS No. 123.

	For the Years Ended
	December 31, 2005	December 31, 2004

Income (loss) from continuing operations:
As reported	$10,836	$(27,383)
Add: Stock-based compensation expense as reported	302	218
Deduct: Total pro forma stock-based employee compensation expense	(1,354)	(1,155)

Pro forma	9,784	(28,320)
Income (loss) from discontinued operations:
As reported	1,465	(4,451)
Add: Stock-based compensation expense as reported	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	1,465	(4,451)
Net Income (loss) attributable to common stock:
As reported	12,301	(31,834)
Add: Stock-based compensation expense as reported	302	218
Deduct: Total pro forma stock-based employee compensation expense	(1,354)	(1,155)

Pro forma	$11,249	$(32,771)

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31, 2005	December 31, 2004

Basic earnings per common share
Income (loss) from continuing operations:
As reported	$0.44	$(1.98)
Add: Stock-based compensation expense as reported	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.06)	(0.08)

Pro forma	0.40	(2.05)
Income (loss) from discontinued operations:
As reported	0.06	(0.32)
Add: Stock-based compensation expense as reported	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	0.06	(0.32)
Net Income (loss) attributable to common stock:
As reported	0.50	(2.30)
Add: Stock-based compensation expense as reported	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.06)	(0.08)

Pro forma	$0.46	$(2.37)

Diluted earnings per common share
Income (loss) from continuing operations:
As reported	$0.44	$(1.98)
Add: Stock-based compensation expense as reported	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.05)	(0.08)

Pro forma	0.40	(2.05)
Income (loss) from discontinued operations:
As reported	0.06	(0.32)
Add: Stock-based compensation expense as reported	—	—
Deduct: Total pro forma stock-based employee compensation expense	—	—

Pro forma	0.06	(0.32)
Net Income (loss) attributable to common stock:
As reported	0.50	(2.30)
Add: Stock-based compensation expense as reported	0.01	0.02
Deduct: Total pro forma stock-based employee compensation expense	(0.05)	(0.08)

Pro forma	$0.46	$(2.37)

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. No stock option grants were made in 2006.

The disclosures required by SFAS No. 123(R) are located in Note 2.

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

Foreign Currency Translation

The financial statements of the Canadian operation have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year are reported in “accumulated other comprehensive income” in the Consolidated Statements of Shareholders’ Equity (Deficit). The effects on the statements of operations of translation gains and losses were insignificant for all years presented.

Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one operating segment. During 2006, the Company derived approximately 98% of its revenue from hotels located within the United States and the balance from the Company’s one hotel located in Windsor, Canada.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Self-insurance

The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and automobile liability. Refer to Note 14 for further information.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 generally requires retrospective application for reporting a change in accounting principle, unless alternative transition methods are explicitly stated in a newly adopted accounting principle. Additionally, SFAS No. 154 requires that errors be corrected by restating previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We began applying this standard on January 1, 2006.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt the provisions of FIN 48 with respect of all the Company’s tax positions as of January 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements and has not completed its analysis to determine the likelihood of a material impact on the financial statements. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of accumulated deficit at January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on the results of operations and financial condition.

In June 2006, the FASB issued EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This EITF concluded that disclosures should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The disclosure of those taxes described under the consensus can be made on an aggregate basis. Since this Issue requires only the presentation of additional disclosures, at the date of adoption an entity would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are imposed concurrently on a specific revenue-producing transaction between a seller and a customer. An entity that chooses to reevaluate its existing policies and elects to change the presentation of taxes within the scope of this Issue must follow the requirements of SFAS No. 154, which provide that an entity may voluntarily change its accounting principles only to adopt a preferable accounting principle. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company is in the process of evaluating the impact the adoption of EITF 06-03 will have on the results of operations and financial condition.

2.	Stock-Based Compensation

On November 25, 2002, the Company adopted a Stock Incentive Plan which replaced the stock option plan previously in place. In accordance with the Stock Incentive Plan, and prior to the completion of the secondary offering of common stock on June 25, 2004, the Company was permitted to grant awards to acquire up to 353,333 shares of common stock to its directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, section 162(m) awards or other awards determined by the committee. The Company cannot grant stock options pursuant to the Stock Incentive Plan at an exercise price which is less than 100% of the fair market value per share on the date of the grant. Vesting, exercisability, payment and other restrictions pertaining to any awards made pursuant to the Stock Incentive Plan are determined by the committee. At the annual meeting held on March 19, 2004, stockholders approved an amendment and restatement of the Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance hereunder by 29,667 immediately and, in the event the Company consummated a secondary offering of its common stock, by an additional amount to be determined pursuant to a formula. With the completion of the secondary offering of common stock on June 25, 2004, the total number of shares available for issuance under the Stock Incentive Plan increased to 3,301,058 shares.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Stock Incentive Plan for the year ended December 31, 2006 is as follows:

	Issued Under
	the Stock
	Incentive Plan	Type

Available under the plan, less previously issued as of December 31, 2005	2,545,252
Issued January 31, 2006	(12,413)	restricted stock
Issued January 31, 2006	(3,884)	nonvested stock
Issued March 1, 2006	(35,000)	nonvested stock
Issued June 8, 2006	(7,000)	nonvested stock
Shares of restricted stock withheld from awards to satisfy tax withholding obligations	4,719
Nonvested shares forfeited in 2006	777
Options forfeited in 2006	75,578

Available for issuance, December 31, 2006	2,568,029

Stock Options

The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. All stock options expire ten years from the date of grant. There were no stock option grants in 2006.

A summary of stock option activity during 2006, 2005, and 2004 is summarized below:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2003	157,527	$13.92
Granted	383,500	10.52
Exercised	(239)	15.21
Forfeited	(14,378)	13.42

Balance, December 31, 2004	526,410	$11.46
Granted	440,000	9.29
Exercised	(40,000)	9.05
Forfeited	(332,516)	10.75

Balance, December 31, 2005	593,894	$10.41
Granted	—	—
Exercised	(162,003)	10.12
Forfeited	(75,578)	10.18

Balance, December 31, 2006	356,313	$10.60

The amount of cash received from the exercise of stock options during 2006, 2005, and 2004 was $1.7 million, $0.4 million, and $4 thousand, respectively. The aggregate intrinsic value of stock options exercised during 2006, 2005, and 2004 was $0.6 million, $0.1 million, and nil, respectively.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options outstanding, exercisable (vested), and expected to vest at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Prices	Number	(in years)	Exercise Price	Number	(in Years)	Exercise Price

$7.83 to $9.39	166,155	8.4	$9.05	33,024	8.3	$9.05
$9.40 to $10.96	131,009	7.6	$10.49	64,648	7.5	$10.50
$10.97 to $15.66	59,149	6.7	$15.21	59,149	6.7	$15.21

	356,313	7.8	$10.60	156,821	7.3	$11.97

Expected to vest	302,866	7.9	$10.64

($ in thousands)

Aggregate intrinsic value of stock options outstanding	$1,069

Aggregate intrinsic value of stock options expected to vest	$897

Aggregate intrinsic value of stock options exercisable	$255

The fair value of each stock option grant is estimated on the date the grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions (no options were granted in 2006):

	Year Ended
	December 31, 2005	December 31, 2004

Expected life of option	10 years	10 years
Risk free interest rate	4.56%	4.09%
Expected volatility	22.80%	55.74%
Expected dividend yield	—	—

The expected life represents the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior since the Company’s emergence from bankruptcy. The risk free interest rate is based on the U.S. Treasury yield curve at the date of the grant for the period matching the expected life. The expected volatility is based primarily on the historical volatility of the Company’s stock since emergence.

The fair values of options granted (net of forfeitures) were as follows:

	Year Ended
	December 31, 2005	December 31, 2004

Weighted average fair value of options granted	$4.21	$7.32
Total number of options granted	440,000	383,500
Total fair value of all options granted	$1,852,400	$2,807,220

Restricted Stock

On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and are included in the treasury stock balance of the Company’s balance sheet. The shares vested immediately, but bear certain restrictions regarding sale for a period of one year. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant was recorded as compensation expense in January 2006.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity during 2006 is summarized below (there was no restricted stock activity in 2005 and 2004):

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value

Balance, December 31, 2005	—	$—
Granted	12,413	12.88
Withheld to satisfy tax obligations	(4,719)	12.88

Balance, December 31, 2006	7,694	$12.88

The total fair value of restricted stock that vested during 2006 was $0.2 million.

Nonvested Stock

On January 31, 2006, the Company granted 3,884 shares of nonvested stock to certain employees. The shares vest in equal annual installments on the next two anniversary dates. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the two-year vesting period.

On March 1, 2006, the Company granted 35,000 shares of nonvested stock to James MacLennan, the executive vice president and chief financial officer. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $12.77, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the three-year vesting period.

On June 8, 2006, the Company granted 7,000 shares of nonvested stock to Mark Linch, the new senior vice president of capital investment. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $11.78, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the three-year vesting period.

A summary of nonvested stock activity during 2006, 2005, and 2004 is summarized below:

		Weighted Average
		Grant Date
	Nonvested Stock	Fair Value

Balance, December 31, 2003	200,000	$3.00
Adjustment for 3:1 reverse stock split	(133,333)	9.00
Vested	(22,222)	9.00

Balance, December 31, 2004	44,445	$9.00
Vested	(44,444)	9.00
Stock lost due to reverse stock split	(1)	9.00
Granted	75,000	10.44

Balance, December 31, 2005	75,000	$10.44
Granted	45,884	12.63
Forfeited	(777)	12.88
Vested	(37,500)	10.44

Balance, December 31, 2006	82,607	$11.63

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of nonvested stock awards that vested during 2006, 2005, and 2004, was $0.5 million, $0.5 million, and $0.3 million, respectively.

Restricted Stock Units

There were no grants of restricted stock units during 2006 and 2005. A summary of activity during 2005 and 2004 is summarized below:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Balance, December 31, 2003	—	$—
Granted	1,382	18.09

Balance, December 31, 2004	1,382	$18.09
Units converted to common stock	(1,382)	18.09

Balance, December 31, 2005	—	$—

The total fair value of the restricted stock units that converted to common stock in 2005 was $15 thousand.

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of December 31, 2006 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)

Stock Options	$694	1.07
Nonvested Stock	564	1.60

Total	$1,258	1.49

The impact of the adoption of SFAS No. 123(R), which resulted in additional compensation expense, for the year ended December 31, 2006 is summarized below (amounts in thousands, except for share data):

Income from continuing operations	$908
Income before income taxes	908
Net income	556
Basic earnings per share	0.023
Diluted earnings per share	0.023

Compensation expense for the year ended December 31, 2006 is as follows:

	Twelve Months Ended December 31, 2006
	Compensation	Income Tax
Type of Award	Expense	Benefit
	($ in thousands)

Stock Options	$908	$352
Nonvested Stock	160	62
Restricted Stock	498	193

Total	$1,566	$607

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

During 2003, the Company identified 19 hotels, one office building and three land parcels for sale as part of its portfolio improvement strategy and its efforts to reduce debt and interest costs. During 2003, the Company sold one hotel and the office building. During 2004, the Company sold 11 hotels and two land parcels. A list of the properties sold in 2004 is summarized below:

•	On January 29, 2004, the Company sold the Holiday Inn Hotel, a 246 room hotel, located in Dallas, TX.

•	On February 5, 2004, the Company sold the Holiday Inn Hotel, a 135 room hotel, located in Baltimore, MD.

•	On February 12, 2004, the Company sold the Holiday Inn Hotel, a 152 room hotel, located in Syracuse, NY.

•	On February 25, 2004, the Company sold the Holiday Inn Hotel, a 214 room hotel, located in Fort Mitchell, KY.

•	On March 31, 2004, the Company sold the Holiday Inn Express Hotel, a 214 room hotel, located in Pensacola, FL.

•	On April 7, 2004, the Company sold the Downtown Plaza Hotel, a 243 room hotel located in Cincinnati, OH.

•	On April 15, 2004, the Company sold the Courtyard Hotel, a 154 room hotel, located in Revere, MA

•	On May 7, 2004, the Company sold the Mayfair House Hotel, a 179 room hotel, located in Miami, FL.

•	On July 22, 2004, the Company sold the Holiday Inn Hotel, a 261 room hotel, located in Grand Island, NY.

•	On August 18, 2004, the Company sold a parcel of land located in Fayetteville, NC.

•	On September 22, 2004, the Company sold a parcel of land located in Ontario, CA.

•	On December 13, 2004, the Company sold the Holiday Inn Hotel, a 105 room hotel, located in Florence, KY.

•	On December 20, 2004, the Company sold the Holiday Inn Hotel, a 173 room hotel, located in Memphis, TN.

The Company realized gains of approximately $9.2 million in 2004 from the sale of these assets.

During 2005, an additional five hotels were identified for sale and the Company sold eight hotels for an aggregate sales price of $36.4 million, $29.2 million of which was used to paydown debt. A list of the properties sold in 2005 is summarized below:

•	On January 20, 2005, the Company sold the Four Points Hotel, a 189 room hotel, located in Niagara Falls, NY.

•	On February 17, 2005, the Company sold the Holiday Inn Hotel, a 147 room hotel, located in Morgantown, WV.

•	On March 31, 2005, the Company sold the Holiday Inn Hotel, a 177 room hotel, located in Pittsburgh, PA.

•	On June 1, 2005, the Company sold the Holiday Inn Hotel, a 210 room hotel, located in Austin, TX.

•	On July 7, 2005, the Company sold the Holiday Inn Hotel, a 390 room hotel, located in St. Louis, MO.

•	On July 15, 2005, the Company sold the Holiday Inn Select Hotel, a 397 room hote,l located in Niagara Falls, NY.

•	On September 15, 2005, the Company sold the Holiday Inn Express Hotel, a 141 room hotel, located in Gadsden, AL.

•	On September 16, 2005, the Company sold the Holiday Inn Hotel, a 422 room hotel, located in Rolling Meadows, IL.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company realized gains of approximately $6.9 million in 2005 from the sale of these assets.

During 2006, an additional 27 hotels were identified for sale. The Company sold six hotels and one land parcel for an aggregate sales price of $27.1 million, $5.0 million of which was used to paydown debt. A list of the properties sold in 2006 is summarized below:

•	On March 9, 2006, the Company sold the Fairfield Inn Hotel, a 105 room hotel located in Jackson, TN.

•	On April 3, 2006, the Company sold a land parcel located in Mt. Laurel, NJ.

•	On April 25, 2006, the Company sold the Holiday Inn Hotel, a 146 room hotel located in Pittsburgh, PA.

•	On October 24, 2006, the Company sold the Holiday Inn Hotel, a 167 room hotel located in Valdosta, GA.

•	On October 24, 2006, the Company sold the Azalea Inn Hotel, a 108 room hotel located in Valdosta, GA.

•	On November 28, 2006, the Company sold its rights to the ground lease of the former Holiday Inn Hotel located in Jekyll Island, GA.

•	On December 1, 2006, the Company sold the Quality Hotel, a 205 room hotel located in Metairie, LA.

The Company realized gains of approximately $3.0 million in 2006 from the sale of these assets. Additionally in 2006, the Company surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to the Trustee pursuant to the settlement agreement entered into in August 2005, and the venture which owns the Holiday Inn City Center Columbus, OH deeded the hotel to the lender, a minority-interest hotel that was accounted for under the equity method of accounting. At December 31, 2006, 25 hotels were held for sale.

In accordance with SFAS No. 144, the Company has included the results of hotel assets sold during 2006, 2005 and 2004 as well as the hotel assets held for sale at December 31, 2006, December 31, 2005 and December 31, 2004, including any related impairment charges, in discontinued operations in the Consolidated Statements of Operations. The assets held for sale at December 31, 2006 and December 31, 2005 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.

The Company recorded impairment on assets held for sale in 2006, 2005 and 2004. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company engages real estate brokers to assist in determining the estimated selling prices. The estimated selling costs are based on its experience with similar asset sales. The Company records impairment charges and writes down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2006, the Company recorded impairment charges totaling $23.1 million on 16 hotels as follows (amounts below are rounded individually):

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less costs to sell, the write-off of capital improvements for franchisor compliance that did not add incremental value and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell; and

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel.

In 2005, the Company recorded impairment charges of $11.1 million on 10 hotels and one land parcel as follows (amounts below are rounded individually):

•	$1.8 million on the Azalea Inn Valdosta, GA to reduce the carrying value to estimated selling price;

•	$1.7 million on the Holiday Inn Rolling Meadows, IL to reflect the lowered selling price and to record the final disposition of the hotel;

•	$1.7 million on the Holiday Inn Sheffield, AL to reduce the carrying value to estimated selling price;

•	$1.6 million on the Holiday Inn Lawrence, KS to reflect the reduced fair value appraisal;

•	$1.3 million on the Holiday Inn St. Louis, MO to reflect the reduced selling price of the hotel;

•	$1.1 million on the Park Inn Brunswick, GA, to write-off the capital improvements made on this property related to the franchise conversion that did not result in an increase in the fair value of this hotel;

•	$0.9 million on the Holiday Inn Hamburg, NY, as the undiscounted future cash flows were less than the asset’s carrying value and the resulting broker opinion required a write-down of the carrying value of the asset to its fair value;

•	$0.4 million on the land parcel in Mt. Laurel, NJ to reflect the lowered estimated selling price of the land;

•	$0.3 million on the Holiday Inn Express Gadsden, AL to reflect the estimated selling costs as this hotel was identified for sale in January 2005, to reflect the write-off of capital improvements spent on this hotel for

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

franchisor compliance that did not add incremental value or revenue generating capacity to the property, and to record the final disposition of the hotel;

•	$0.3 million on the Holiday Inn Morgantown, WV to reflect the reduced selling price of the hotel and the additional charges to dispose of the hotel in February 2005; and

•	$0.1 million on the Holiday Inn McKnight, PA as the hotel was identified for sale in 2005 and its carrying value was adjusted to the estimated selling price less selling costs.

In 2004, the Company recorded impairment charges of $11.7 million on 12 hotels as follows (amounts below are rounded individually):

•	$3.7 million on the Park Inn Brunswick, GA, which was converted from a Holiday Inn, as this hotel lost the business of a significant military group contract and the conversion of this hotel to a Park Inn was not expected to improve operating results;

•	$1.7 million on the Holiday Inn Rolling Meadows, IL to record the difference between the estimated selling price and the carrying value of this hotel consistent with an offer received on the hotel;

•	$1.1 million on the Holiday Inn Express Gadsden, AL as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s carrying value. The estimated selling price of this hotel was negatively impacted by its franchise agreement expiring in August 2005 and the franchisor indicating that it would not renew the agreement;

•	$1.0 million on the Holiday Inn Austin (South), TX to reflect a reduction in the estimated selling price due to feedback from potential buyers that this hotel had limited future franchise options due to its exterior corridors;

•	$0.9 million on the Holiday Inn St. Louis North, MO as this hotel was identified for sale in January 2005 and the estimated selling price was less than the asset’s previously adjusted carrying value;

•	$0.7 million on the Holiday Inn Memphis, TN to reflect the reduced selling price and additional charges to dispose of this hotel in December 2004;

•	$0.6 million on the Holiday Inn Lawrence, KS to reflect the continued declining financial performance of this hotel which was in need of a major renovation; when management was notified that the franchise agreement would not be renewed, it was determined that renovations were not economically justifiable;

•	$0.6 million on the Quality Hotel & Conference Center Metairie, LA as capital improvements were spent on health and safety items that added no incremental market value or revenue generating capacity at this hotel, resulting in the recording of impairment to reduce the asset’s carrying value to the fair value;

•	$0.5 million on the Downtown Plaza Hotel Cincinnati, OH to reflect the lowered estimated selling price of the hotel and the loss recorded on sale of the hotel in April 2004;

•	$0.4 million on the Holiday Inn Morgantown, WV as capital improvements were spent on this hotel for franchise compliance that did not add incremental value or revenue generating capacity to the property;

•	$0.4 million on the Holiday Inn Florence, KY, primarily related to disposal costs incurred on the sale of the hotel in December 2004; and

•	$0.1 million on the Holiday Inn Express Pensacola, FL to reflect the loss recorded on sale of this hotel in March 2004.

Assets related to discontinued operations consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to discontinued operations consist primarily of accounts payable, other accrued

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and long term debt. At December 31, 2006, the discontinued operations portfolio consisted of the following 25 hotels:

•	Clarion Charleston, SC;

•	Clarion Louisville, KY

•	Crowne Plaza Cedar Rapids, IA;

•	Fairfield Inn Augusta, GA;

•	Holiday Inn Clarksburg, WV;

•	Holiday Inn Fairmont, WV;

•	Holiday Inn Frederick, MD;

•	Holiday Inn Fort Wayne, IN;

•	Holiday Inn Greentree, PA;

•	Holiday Inn Hamburg, NY;

•	Holiday Inn Jamestown, NY;

•	Holiday Inn Lancaster East, PA;

•	Holiday Inn Lansing, MI;

•	Holiday Inn Pensacola, FL;

•	Holiday Inn Sheffield, AL;

•	Holiday Inn St Paul, MN;

•	Holiday Inn Winter Haven, FL;

•	Holiday Inn York, PA;

•	Holiday Inn Express Dothan, AL;

•	Park Inn Brunswick, GA;

•	Quality Inn Dothan, AL;

•	Ramada Plaza Macon, GA;

•	Ramada Inn North Charleston, SC;

•	University Plaza Bloomington, IN; and,

•	Vermont Maple Inn Colchester, VT

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary balance sheet information for discontinued operations is as follows:

	December 31, 2006	December 31, 2005
	($ in thousands)

Property and equipment, net	$83,462	$13,796
Other assets	5,975	1,070

Assets held for sale	$89,437	$14,866

Other liabilities	$10,630	$3,346
Long-term debt	57,721	1,264

Liabilities related to assets held for sale	$68,351	$4,610

Summary statement of operations information for discontinued operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 is as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
	($ in thousands)

Total revenues	$89,986	$117,465	$143,119
Total operating expenses (excluding impairment)	(82,982)	(104,891)	(128,489)
Impairment of long-lived assets	(23,122)	(11,062)	(11,700)
Interest income and other	11	308	51
Interest expense	(5,856)	(7,444)	(16,696)
Business interruption proceeds	754	—	—
Gain on asset disposition	2,961	6,872	9,168
Gain on extinguishment of debt, net	10,231	—	—
Benefit for income taxes	3,108	313	—
Minority interest in loss (income)	—	(96)	96

(Loss) income from discontinued operations	$(4,909)	$1,465	$(4,451)

In addition to the held-for-sale hotels listed above, all of the hotels that were sold in 2004, 2005, and 2006 were included in the statements of operations for discontinued operations.

Discontinued operations were not segregated in the Consolidated Statements of Cash Flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Balance Sheets and related Consolidated Statements of Operations.

4.	Accounts Receivable

At December 31, 2006 and December 31, 2005, accounts receivable, net of allowances consisted of the following:

	December 31, 2006	December 31, 2005
	($ in thousands)

Trade accounts receivable	$7,362	$8,205
Allowance for doubtful accounts	(277)	(1,101)
Other receivables	319	950

	$7,404	$8,054

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Current Assets

At December 31, 2006 and December 31, 2005, prepaid expenses and other current assets consisted of the following:

	December 31, 2006	December 31, 2005
	($ in thousands)

Deposits for property taxes	$6,956	$7,552
Prepaid insurance	5,379	3,244
Lender-required insurance deposits	5,750	3,489
Deposits and other prepaid expenses	4,365	5,816

	$22,450	$20,101

6.	Property and Equipment, net

At December 31, 2006 and December 31, 2005, property and equipment, net consisted of the following:

	Useful Lives	December 31,	December 31,
	(years)	2006	2005
	($ in thousands)

Land	—	$52,119	$73,254
Buildings and improvements	10 — 40	394,314	440,973
Property and equipment	3 — 10	125,018	116,259
China, glass and silverware		1,656	2,144

		573,107	632,630
Less accumulated depreciation		(86,651)	(80,901)
Construction in progress		566	55,133

		$487,022	$606,862

In 2006, the Company recorded impairment charges of $0.8 million to write-off of the net book value of assets that were replaced in 2006. In 2005, the Company recorded impairment charges of $1.2 million which represents $1.0 million in adjustments made to the Fairfield Inn Merrimack, NH, to reduce the carrying value to its estimated fair value, and $0.2 million for the write-off of assets that were replaced in 2005. The impairment of long-lived assets of $0.4 million recorded during 2004 represents the write-offs of assets that were replaced in 2004.

7.	Other Assets

At December 31, 2006 and December 31, 2005, other assets consisted of the following:

	December 31, 2006	December 31, 2005
	($ in thousands)

Deferred financing costs	$3,167	$4,258
Deferred franchise fees	1,430	2,001
Utility and other deposits	555	495
Linen inventory	672	837

	$5,824	$7,591

Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the balances at December 31, 2006, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2007	2008	2009	2010	2011	After 2011

Deferred financing costs	$3,167	$1,282	$1,243	$530	$103	$9	$—
Deferred franchise fees	1,430	210	174	164	158	154	570

	$4,597	$1,492	$1,417	$694	$261	$163	$570

8.	Other Accrued Liabilities

At December 31, 2006 and December 31, 2005, other accrued liabilities consisted of the following:

	December 31, 2006	December 31, 2005
	($ in thousands)

Salaries and related costs	$5,584	$6,358
Self-insurance loss accruals	11,502	12,436
Property and sales taxes	5,715	7,192
Professional fees	727	883
Accrued franchise fees	1,024	1,004
Accrued interest	2,089	2,631
Other	1,083	1,024

	$27,724	$31,528

9.	Long-Term Liabilities

As of December 31, 2006, 61 of the Company’s 69 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 75% of the long-term debt bears interest at fixed rates and approximately 25% of the debt is subject to floating rates of interest. Set forth below, by debt pool, is a summary of

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2006			December 31, 2005
	Number	Property, Plant	Long-Term	Long-Term
	of Hotels	and Equipment, Net	Liabilities	Liabilities	Interest Rates at December 31, 2006

Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	15	$72,173	$58,118	$67,546	LIBOR plus 3.40%; capped at 9.4%
Merrill Lynch Mortgage Lending, Inc. — Fixed	33	319,085	239,383	252,377	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	48	391,258	297,501	319,923
Other Financings
Computer Share Trust Company of Canada	1	15,579	7,551	7,838	7.88%
Column Financial, Inc.				10,337
Lehman Brothers Holdings, Inc.	4	45,275	15,194	22,398	$8,726 at 9.40%; $6,468 at 8.90%
JP Morgan Chase Bank				10,064
Wachovia	4	36,320	36,081	13,173	$9,845 at 6.03%; $3,115 at 5.78%; 23,122 at 6.04%
IXIS	4	36,701	40,500	19,000	$19,000 at LIBOR plus 2.90%, capped at 8.4%; $21,500 at LIBOR plus 2.95%, capped at 8.45%
Column Financial, Inc.				8,146

Total — other financing	13	133,875	99,327	90,956

	61	525,133	396,828	410,879	7.14%(1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,263	2,220
Other	—	—	1,038	1,151

	—	—	2,301	3,371

Property, plant and equipment — unencumbered	8	45,351	—	—

	69	570,484	399,129	414,250
Held for sale	(25)	(83,462)	(60,271)	(1,287)

Total December 31, 2006(2)	44	$487,022	$338,858	$412,963

(1)	The 7.14% in the table above represents the weighted average annualized cost of debt at December 31, 2006.

(2)	Long term debt obligations at December 31,2006 and December 31, 2005 include the current portion.

The fair value of the fixed rate mortgage debt (book value of $298.2 million) at December 31, 2006 is estimated at $306.3 million.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merrill Lynch Mortgage Lending, Inc. Debt

On June 25, 2004, the Company closed on the $370 million Refinancing Debt secured by 64 hotels. The Refinancing Debt consisted of a loan of $110 million bearing a floating interest of the 30-day LIBOR plus 340 basis points (the “Floating Rate Debt”), which as of December 31, 2006 was secured by 15 hotels (29 hotels at the loan’s inception), and four loans totaling $260 million each bearing a fixed interest rate of 6.58% (the “Fixed Rate Debt”) and secured, in the aggregate, by 33 hotels (35 hotels at the loan’s inception).

As amended on April 29, 2005, the Floating Rate Debt had a maturity date of January 11, 2007 with three one-year extension options. The Company exercised the first extension option, extending the maturity date to January 11, 2008. In conjunction with this extension, the Company entered into an interest rate cap agreement effective January 11, 2007. The new cap expires on January 15, 2008, settles monthly, and effectively limits the company’s interest rate exposure for the Floating Rate Debt to a maximum rate of 9.40%. An extension fee of 0.25% of the outstanding Floating Rate Debt is payable if the Company opts to exercise each of the second and third extensions. All extensions are subject to certain provisions within the debt agreement. The Company may prepay the Floating Rate Debt in whole or in part, subject to a prepayment penalty in the amount of 1% of the amount prepaid. However, after January 11, 2007, there is no prepayment penalty associated with the Floating Rate Debt. In 2006, the Company released four properties from this floating rate instrument and prepaid the corresponding debt. The properties included the Fairfield Inn located in Jackson, TN in February, the Fairfield Inns located in Colchester, VT and Valdosta, GA in May and the Holiday Inn located in Valdosta, GA in October. The aggregate reduction in debt related to these releases amounted to $8.7 million. All prepayments were subject to the 1% prepayment penalty.

Each of the four fixed rate loans (“Fixed Rate Loan”) comprising the Fixed Rate Debt is a five-year loan and bears a fixed rate of interest of 6.58%. Except for certain defeasance provisions, the Company may not prepay the Fixed Rate Debt except during the 60 days prior to maturity. The Company may, after the earlier of 48 months after the closing of any Fixed Rate Loan or the second anniversary of the securitization of any Fixed Rate Loan, defease such Fixed Rate Loan, in whole or in part. In October of 2006, the Company defeased $8.7 million of the $61.6 million balance of one of the Fixed Rate Loans. This action unencumbered the Ramada Plaza located in Macon, GA. Prior to the securitization of the four fixed rate loans, these loans were subject to cross-collateralization provisions. All four fixed rate loans have been securitized and are no longer cross-collateralized.

As part of each of the five debt agreements, the company is subject to certain restrictive covenants including minimum debt yield ratios. As of December 31, 2006, the debt yield ratios were above the minimum requirement for the Floating Rate Debt and three out of the four Fixed Rate Debt instruments. The non-compliant fixed rate loan is secured by nine properties. Under the terms of the loan agreement, until the required ratio is met, the lender may require the Company to deposit all revenues from the mortgaged properties into a restricted cash account controlled by the lender. The revenues would then be disbursed to fund property-related expenditures, including debt service payments and capital expenditures, in accordance with the loan agreement. The net cash flow as defined by the loan agreement, after debt service payment, for the nine properties which secure the loan was $1.7 million for the trailing 12 months ended December 31, 2006. As of March 1, 2007, the lender has not exercised its right to require the use of a restricted cash account.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financings

On February 1, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $17.4 million, which is secured by the Crowne Plaza Worcester located in Worcester, MA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, Wachovia loaned the Company $6.1 million, which is secured by the Holiday Inn Palm Desert located in Palm Desert, CA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On March 1, 2006, the Company entered into a $21.5 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The IXIS loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest which is 295 basis points above the 30-day LIBOR. Contemporaneously with the closing of the loan, the Company purchased an interest rate cap agreement that effectively caps the interest rate for the first two years of the loan agreement at 8.45%. The IXIS Loan Agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

The loan proceeds from the two new Wachovia loans and a portion of the proceeds from the new IXIS financing were used to pay off the Column Financial loan agreement. Also, in February 2006, the Company surrendered the Holiday Inn Manhattan, KS and the Holiday Inn Lawrence, KS hotels to the bond trustee, J P Morgan Chase, to satisfy certain debt obligations under industrial revenue bonds secured by these hotels.

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

As of March 1, 2007, the Company had been notified that it was not in compliance with some of the terms of two of its franchise agreements and has received default and termination notices from franchisors with respect to an additional eight hotels (see Note 14).

While the Company can give no assurance that the steps taken to date, and planned to be taken during 2007, will return these properties to full compliance, management believes that it will make significant progress and it intends to continue to give franchise agreement compliance a high level of attention. The 10 hotels that are either in default or non-compliance under the respective franchise agreements are part of the collateral security for an aggregate of $285.5 million of mortgage debt at March 1, 2007.

Interest Rate Cap Agreements

On June 25, 2004, in order to manage its exposure to fluctuations in the interest rate on its variable rate debt with Merrill Lynch Mortgage, the Company entered into a two-year interest rate cap agreement for a notional principal amount of $110.0 million. The cap agreement allowed the Company to obtain the loan at a floating rate

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and effectively cap the interest rate at LIBOR of 5% plus 3.4%. In June 2006, the Company obtained an interest rate cap agreement that effectively capped the interest rate at LIBOR of 6% plus 3.4%. When the agreement expired on January 15, 2007, the Company entered into a new interest rate cap agreement that effectively capped the interest rate at LIBOR of 6% plus 3.4%.

The Company entered into two agreements to manage the company’s exposure to fluctuations in the interest rate on its variable rate debt with IXIS. The first agreement was entered into on November 10, 2005, with a notional principal amount of $19 million. This cap agreement allowed the Company to obtain the loan at a floating rate and effectively cap the interest rate at LIBOR of 5.5% plus 2.9%. The second agreement was entered into on March 1, 2006, with a notional principal amount of $21.5 million. This cap agreement allowed the Company to obtain the loan at a floating rate and effectively cap the interest rate at LIBOR of 5.5% plus 2.95%.

These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging requirements of SFAS No. 133.

The aggregate fair value of the interest rate caps as of December 31, 2006 was approximately $18,000. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

The notional amounts of the interest rate caps and their termination dates match the original principal amounts and maturity dates on these loans.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Loan Repayment Projections

Future scheduled principal payments on these long-term liabilities as of December 31, 2006 are as follows:

	Debt
	Obligations
	December 31,			Maturities
	2006	2007	2008	2009	2010	2011	Thereafter
			($ in thousands)

Refinancing Debt:
Merrill Lynch Mortgage Lending, Inc. — Floating	$58,118	$822	$57,296	$—	$—	$—	$—
Merrill Lynch Mortgage Lending, Inc. — Fixed	239,383	4,470	4,743	230,170	—	—	—

Total — Merrill Lynch Mortgage Lending, Inc.	297,501	5,292	62,039	230,170	—	—	—
Other Financings:
Computer Share Trust Company of Canada	7,551	7,551	—	—	—	—	—
Lehman Brothers Holdings, Inc.	15,194	15,194	—	—	—	—	—
Wachovia	36,081	656	691	740	3,633	30,361	—
IXIS	40,500	19,224	21,276	—	—	—	—

Total — Other Financing	99,326	42,625	21,967	740	3,633	30,361	—
Other Long-term Liabilities:
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	1,263	615	616	32	—	—	—
Other Long-term Liabilities	1,039	575	194	219	45	6	—

	2,302	1,190	810	251	45	6	—
Total Debt Obligations	399,129	49,107	84,816	231,161	3,678	30,367	—
Less: Debt Obligations — Discontinued	60,271	2,550	39,677	18,023	18	3	—

Total Debt Obligations — Continued	$338,858	$46,557	$45,139	$213,138	$3,660	$30,364	$—

10.	Stockholders’ Equity

12.25% Cumulative Preferred Shares Subject to Mandatory Redemption

In 2004, the Company redeemed all of the outstanding shares of preferred stock and incurred charges totaling $6.1 million for a 4% prepayment premium for early redemption of the preferred stock. These charges are recorded in the Consolidated Statement of Operations as Loss on preferred stock redemption.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

On July 15, 2004, July 15, 2005 and September 8, 2005, a total of 66,666 restricted stock units previously issued to the Company’s former chief executive officer, Thomas Parrington, vested in three equal installments of 22,222 shares. Mr. Parrington, pursuant to the restricted unit award agreement with the Company, elected to have the Company withhold 21,633 shares to satisfy the employment tax withholding requirements associated with the vested shares. The shares withheld were deemed repurchased by the company and thus were added to treasury stock in the Company’s Consolidated Balance Sheet. The aggregate cost of these shares was approximately $0.2 million.

On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were added to Treasury Stock. The aggregate cost of these shares was approximately $61,000.

In May 2006, the Board of Directors approved a $15 million share repurchase program. As of December 31, 2006, the Company had repurchased 225,267 shares at an aggregate cost of $2.8 million under this program. From January 1 to March 1, 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million, bringing the remaining repurchase authority to $10.4 million. The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.

Class A and Class B Warrants

Pursuant to the Joint Plan of Reorganization confirmed by the Bankruptcy Court in November 2002 the Company issued Class A and B warrants.

The Class A warrants initially provide for the purchase of an aggregate of 1,510,638 shares of (reverse split adjusted) of the common stock at an exercise price of $18.29 per share and expire on November 25, 2007.

The Class B warrants initially provide for the purchase of an aggregate of 1,029,366 shares (reverse split adjusted) of the common stock at an exercise price of $25.44 per share and expire on November 25, 2009.

11.	Income Taxes

Provision for income taxes for the Company is as follows:

	2006			2005
	Current	Deferred	Total	Current	Deferred	Total
	($ in thousands)

Federal	$264	$6,839	$7,103	$—	$7,057	$7,057
State and Local	268	966	1,234	362	635	997
Foreign	196	—	196	162	—	162

	728	7,805	8,533	524	7,692	8,216
Less: discontinued operations	—	(3,108)	(3,108)	—	(313)	(313)

Continuing operations	$728	$10,913	$11,641	$524	$8,005	$8,529

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the cumulative effect of temporary differences in the deferred income tax asset (liability) balances at December 31, 2006 and December 31, 2005 are as follows:

	2006			2005
	Total	Current	Non-Current	Total	Current	Non-Current
	($ in thousands)

Property and equipment	$(11,143)	$—	$(11,143)	$(12,703)	$—	$(12,703)
Net operating loss carryforwards (“NOLs”)	123,722	—	123,722	122,220	—	122,220
Loan costs	573	—	573	567	—	567
Legal and workers’ compensation reserves	3,760	3,760	—	4,048	4,048	—
AMT and FICA credit carryforwards	2,624	—	2,624	2,360	—	2,360
Other operating accruals	2,289	2,289	—	2,158	2,158	—
Other	(407)	—	(407)	(450)	—	(450)

Total	121,418	6,049	115,369	118,200	6,206	111,994
Less: valuation allowance	(121,418)	(6,049)	(115,369)	(118,200)	(6,206)	(111,994)

	$—	$—	$—	$—	$—	$—

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	2006	2005
	($ in thousands)

Federal income tax (benefit) provision at statutory federal rate	$(2,259)	$6,974
State income tax (benefit) provision, net	(319)	985
Non-deductible items	(203)	95
Foreign	196
Change in valuation allowance	11,118	162

	8,533	8,216
Less discontinued operations	(3,108)	(313)

Provision (benefit) for income taxes	$11,641	$8,529

At December 31, 2006 and 2005, the Company had established a valuation allowance of $121.4 million and $118.2 million, respectively, to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized, and therefore, provided a valuation allowance to fully reserve against these amounts. The deferred tax asset in 2006 increased $3.2 million of which $0.4 million related to prior year adjustments, $(7.9) million related to the utilization of pre-emergence deferred tax assets credited to additional paid in capital in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, and $10.7 million related to additional deferred tax assets generated during the period. The Company has current year taxable income in which pre-emergence NOLs are being utilized, resulting in a $7.9 million deferred tax expense. The reversal of the valuation allowance associated with the utilization of pre-emergence NOLs was credited to additional paid-in capital in accordance with AICPA SOP 90-7. Approximately $97.3 million of the $121.4 million deferred tax asset remaining is attributable to pre-emergence NOLs. If utilized and included in future tax expense, the reduction in the valuation allowance will be recorded to additional paid in capital in future periods.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax asset in 2005 was reduced by $27.0 million with $15.6 million of the reduction attributable to write-offs of deferred tax assets, $7.7 million related to the utilization of pre-emergence deferred tax assets credited to additional paid-in capital in accordance with SOP 90-7, and $3.0 million of expiring NOLs. Approximately $110.0 million of the $118.2 million of deferred tax asset remaining at December 31, 2005 was attributable to pre-emergence NOLs.

At December 31, 2006, the Company had available net operating loss carry forwards (“NOLs”) of approximately $318.9 million for federal income tax purposes, which will expire in 2019 through 2025. No NOLs expired in the current period. The Company has undergone several “ownership changes,” as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. The annual net operating loss carryforward limitation is $8.3 million per year. Due to these and other limitations, a portion or all of these net operating loss carryforwards could expire unused.

12.	Related Party Transactions

Preferred Share Exchange

On June 25, 2004, Oaktree and BRE/HY, representatives of which then served as directors of the Company , and/or affiliates of those entities, received 2,262,661 shares and 1,049,034 shares of common stock that were exchanged as part of the Preferred Share Exchange. Approximately $26.3 million and $11.1 million of the net proceeds from the equity offering were used to redeem the remaining shares of Preferred Stock held by Oaktree and BRE/HY, respectively. Oaktree and BRE/HY continue to be beneficial owners of shares of the Company’s common stock but were not affiliates of the Company at anytime during 2006.

Consultancy

Linda Philp, the Company’s former Executive Vice President and Chief Financial Officer, resigned effective December 16, 2005. Ms. Philp remained the Company’s Executive Vice President and Chief Financial Officer on a consulting basis until March 15, 2006. She received severence of $169,125 in 2006. The Company also paid $20,050 for her consultancy services for the period December 19, 2005 to December 31, 2005 and $139,110 during 2006.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2006	2005	2004
	($ in thousands, except per share data)

Basic and diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$(10,267)	$10,836	$(27,383)
Income (loss) from discontinued operations	(4,909)	1,465	(4,451)

Net income (loss) attributable to common stock	$(15,176)	$12,301	$(31,834)

Denominator:
Denominator for basic earnings per share — weighted average shares	24,617	24,576	13,817

Denominator for diluted earnings per share — weighted average shares	24,617	24,630	13,817

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.42)	$0.44	$(1.98)
Income (loss) from discontinued operations	(0.20)	0.06	(0.32)

Net income (loss) attributable to common stock	$(0.62)	$0.50	$(2.30)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.42)	$0.44	$(1.98)
Income (loss) from discontinued operations	(0.20)	0.06	(0.32)

Net income (loss) attributable to common stock	$(0.62)	$0.50	$(2.30)

In accordance with Emerging Issues Task Force Topic No. D-62, income (loss) from continuing operations should be the basis for determining whether or not dilutive potential common shares should be included in the computation of diluted earnings per share. Since the Company reported a loss from continuing operations for the twelve months ended December 31, 2006 and 2004, the common stock equivalents were excluded from the computation of diluted earnings per share.

As a result, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 356,313 shares of common stock), the shares associated with nonvested stock (82,607 shares), or Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income (loss) per share for the year ended December 31, 2006 because their inclusion would have been antidilutive.

The computation of diluted income per share for the year ended December 31, 2005, as calculated above, did not include the shares associated with the assumed conversion of options to acquire 315,394 shares of common stock, or Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.

The computation of diluted loss per share for the year ended December 31, 2004, as calculated above, did not include the shares associated with the assumed conversion of the restricted stock units (45,826 shares), stock options (options to acquire 526,410 shares of common stock), or Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Franchise Agreements and Capital Expenditures

The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. In connection with the renewal of a franchise, the franchisor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	($ in thousands)

Continuing operations	$18,547	$15,578	$14,863
Discontinued operations	6,996	8,066	9,498

	$25,543	$23,644	$24,361

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the licensee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3-24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the franchise agreement, returning to good standing, or issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the default, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement.

As of March 1, 2007, the Company has been or expects to be notified that it is not in compliance with some of the terms of the franchise agreements at two hotels, that it has received default and termination notices from franchisors with respect to the agreements at eight hotels, and that it is awaiting cure letters from the franchisor for an additional three hotels, summarized as follows:

•	Two hotels are not in compliance with the franchise agreements, although the Company has not received formal notices of non-compliance from the franchisors.

•	One hotel is expected to receive a formal notice of non-compliance due to substandard quality assurance evaluation scores. The Company is currently in the planning and diligence phase of renovation. The Company anticipates the planned renovation will remedy this instance of non-compliance.

•	The other hotel, which is held for sale, is expected to receive an extension provided the Company completes certain work required by the franchisor. The Company is currently completing this work.

•	Eight hotels are in default of the franchise agreements.

•	Three of these hotels are held for sale. One hotel is in default of the franchise agreement for failure to complete the Property Improvement Plan (PIP). This hotel has not completed the renovation of the commercial and exterior areas, although the guest rooms were completely renovated in 2005. Although likely, the Company has not received a notice of default regarding the second hotel. The Company expects to receive an extension of the franchise agreement for the third hotel provided the Company completes certain work required by the franchisor. The Company is currently completing this work.

•	One hotel is in default of the franchise agreement for failure to complete a PIP. The Company has met with the franchisor and is in the planning and diligence phase of renovation.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Four hotels are in default due to substandard guest satisfaction scores. The Company received a default notice on one of these hotels in February 2007 and intends to address the default through operational improvements. The Company has received default notices for the remaining three hotels and does not anticipate curing the defaults by the required termination dates. However, the Company expects to receive extensions from the franchisors, which management anticipates will enable the Company to improve these scores.

•	Three hotels (one of which is held for sale) are currently meeting the requirements to cure the deficiencies by their respective cure dates. The Company expects to receive a cure letter for one of the hotels shortly and to earn a “clean slate” letter for the remaining two hotels in August 2007 and August 2009, respectively.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.

The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $4.2 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.

In addition, as part of our bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of the hotels. As of March 1, 2007, the Company has not completed the required capital expenditures for seven hotels (six of which are held for sale and one of which is held for use). However, the Company has sufficient escrow reserves with the lenders to fund the related capital expenditures, pursuant to the terms of the respective loan agreements. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement.

Also, the loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The 10 hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $285.5 million of mortgage debt as of March 1, 2007.

If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Refinancing Debt if the Company experiences any one of the following:

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

To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend $18.1 to $61.2 million on its hotels in 2007, subject to ongoing diligence and analysis. The Company spent $35.8 million on capital expenditures during 2006.

Letters of Credit

As of December 31, 2006, the Company had three irrevocable letters of credit totaling $3.6 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Consolidated Balance Sheets and serves as guarantee for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in October 2007, November 2007 and January 2008, but may be renewed beyond those dates.

Self-insurance

The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could cause a negative impact on its future financial condition and results of operations. As of December 31, 2006 and December 31, 2005, the Company had accrued $11.5 million and $12.4 million, respectively, for these liabilities.

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

Casualty gains (losses), net and business interruption insurance

In 2004, several hotels were damaged by the hurricanes that made landfall in the Southeastern United States. In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Cost region and two hotels in the New Orleans area were damaged. In October 2005, an underground water main ruptured underneath one hotel, causing flood damage

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in certain areas of the hotel and a limited amount of structural damage. And, in January 2006, one hotel suffered a fire. All of the hotels have since reopened, except the one that was damaged in January 2006 by a fire.

All of the Company’s hotels are covered by property casualty and business interruption insurance. The business interruption coverage begins on the date of closure and continues for six months following the opening date of the hotel, to cover the revenue ramp-up period. Management believes the Company has sufficient property and liability insurance coverage to reimburse the Company for the damage to the property, including coverage for business interruption, as well as to pay any claims that may be asserted against the Company by guests or others.

With regard to property damage, the Company recognizes the related expenses as it incurs the charges. The Company writes off the net book value of the destroyed assets. As the combined expenses and net book value write-offs for each property exceed the insurance deductible, the Company records a receivable from the insurance carriers (up to the amount expected to be collected from the carriers). The casualty gain or loss is recorded upon final settlement of each insurance claim. Any funds received from the insurance carriers prior to the final settlement are recorded as insurance advances in the consolidated balance sheet.

With regard to business interruption proceeds, the Company recognizes the income when the proceeds are received or when the proofs of loss are signed.

In 2006, the Company recorded casualty gains (losses), net of related expenses, of $2.9 million in continuing operations, all of which was collected prior to December 31, 2006. Additionally, the Company recorded business interruption proceeds of $3.9 million in continuing operations, of which $1.2 million was recorded as insurance receivable in the consolidated balance sheet because the proofs of loss were signed, but the funds were not received at December 31, 2006.

Also in 2006, the Company recorded casualty gains (losses), net of related expenses, of $0.2 million and business interruption proceeds of $0.8 million in discontinued operations, all of which was collected prior to December 31, 2006.

In 2005, the Company recorded casualty gains (losses), net of related expenses, of $28.5 million and business interruption proceeds of $9.6 million in continuing operations. The Company recorded casualty gains (losses), net of related expenses, of $2.3 million and no business interruption proceeds in discontinued operations in 2005.

At December 31, 2006, all of the casualty claims were finalized and appropriately recognized in the Company’s consolidated statement of operations, except for the two hotels that were damaged by Hurricane Katrina and the hotel that was damaged in January 2006 by a fire. Additionally, all business interruption proceeds were finalized and appropriately recognized in the Company’s consolidated statement of operations, except for hotel that was damaged by a fire.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

As of December 31, 2006, nine held for use hotels are located on land subject to long-term leases. Four held for sale hotels are located on land subject to long-term leases. The corporate office is subject to an operating lease through 2011. Generally, these leases are for terms in excess of the depreciable lives of the buildings. The Company also has the right of first refusal on several leases if a third party offers to purchase the land. The Company pays fixed rents on some of these leases; on others, the Company has fixed rent plus additional rents based on a percentage of revenue or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes. Lease expense for the non-cancelable ground, parking and other leases for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	2006	2005	2004
	($ in thousands)

Continuing operations	$2,974	$3,213	$2,288
Discontinued operations	539	557	565

Total operations	$3,513	$3,769	$2,853

At December 31, 2006, the future minimum commitments for non-cancelable ground and parking leases were as follows (amounts in thousands):

2007	$3,460
2008	3,444
2009	3,466
2010	3,492
2011	3,150
2012 and thereafter	68,472

$85,484

15.	Employee Retirement Plans

The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amounts of which are not determinable at this time. The cost of pension contributions for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	2006	2005	2004
	($ in thousands)

Continuing operations	$151	$178	$203
Discontinued operations	—	—	—

	$151	$178	$203

The Company adopted a 401(k) plan for the benefit of its non-union employees and one group of union employees under which participating employees may elect to contribute up to 15% (as of 1/1/07 this increases to 25%) of their eligible compensation subject to annual dollar limits established by the Internal Revenue Service. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer contributions vest immediately. Contributions to the 401(k) plan made by the Company for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	2006	2005	2004
	($ in thousands)

Continuing operations	$563	$583	$527
Discontinued operations	128	163	209

	$691	$746	$736

16.	Subsequent Events

In January 2007, the Company sold the University Plaza hotel in Bloomington, IN for a gross sales price of $2.4 million. The proceeds were used for general corporate purposes.

On January 26, 2007 the Compensation Committee of the Board of Directors authorized the issuance of 63,000 shares of nonvested stock awards to certain employees. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $12.84, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the vesting period.

On February 12, 2007, the Board of Directors authorized the issuance of a total of 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant will be recorded as compensation expense over the vesting period.

On March 9, 2007, the Company sold the Holiday Inn hotel in Hamburg, NY for a gross sales price of $3.4 million and used $2.0 million to pay down debt.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).
4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.4	Registration Rights Agreement, dated as of November 25, 2002, between Lodgian, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.5	Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

4.6	Registration Rights Agreement, dated June, dated June 22, 2004, by and among Lodgian, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.1	Loan and Security Agreement (Floating Rate), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.2	Loan Modification Agreement (Floating Rate) between Merrill Lynch Mortgage Lending, Inc. and the Borrowers identified on the signature pages thereto dated April 29, 2005 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005.
10.3	Promissory Note A in the original amount of $72,000,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.4	Promissory Note B in the original amount of $38,000,000, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.1.3 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.5	Loan and Security Agreement (Fixed Rate #1), dated as of June 25, 2004, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.6	Promissory Note in the original amount of $63,801,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.7	Loan and Security Agreement (Fixed Rate #2), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.8	Promissory Note in the original amount of $67,864,000.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.9	Loan and Security Agreement (Fixed Rate #3), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.10	Promissory Note in the original amount of $66,818,500.00, dated as of June 25, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.11	Loan and Security Agreement (Fixed Rate #4), dated as of June 25, 2004, by and between the Borrowers listed on Schedule 1 thereto and Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).
10.12	Loan Modification Agreement (Fixed Rate #4) dated October 17, 2005, by and between Merrill Lynch Mortgage Lending, Inc. and certain Lodgian, Inc. subsidiaries (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K. (File No. 1-14537), filed on October 21, 2005).
10.13	Promissory Note in the original amount of $61,516,500.00, dated as of June 25, 2004, 2004, by the Borrowers listed on the signature pages thereto in favor of Merrill Lynch Mortgage Lending, Inc. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

Exhibit
Number	Description

10.14	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).
10.15	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).
10.16	Employment Agreement between Lodgian, Inc. and Samuel J. Davis, dated May 14, 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration Number 333-113410), filed with the Commission on June 4, 2004).
10.17	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).
10.18	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).
10.19	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.20	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.21	Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.22	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.23	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.24	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).
10.25	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).
10.26	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.27	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.28	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).
10.29	Executive Employment Agreement between Mark D. Linch and Lodgian, Inc., dated June 8, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on June 14, 2006).
10.30	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

Exhibit
Number	Description

10.31	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007.
10.32	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007.
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**
32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.