Form 10-Q
period 2007-03-31
LODGIAN INC
filed 2007-05-09
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2007

Common	24,667,626

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,604	$48,188
Cash, restricted	12,575	13,791
Accounts receivable (net of allowances: 2007 - $385; 2006 - $277)	11,072	7,404
Insurance receivable	1,221	2,347
Inventories	2,960	2,893
Prepaid expenses and other current assets	24,319	22,450
Assets held for sale	85,123	89,437

Total current assets	178,874	186,510

Property and equipment, net	486,758	487,022
Deposits for capital expenditures	21,528	19,802
Other assets	5,640	5,824

	$692,800	$699,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,050	$7,742
Other accrued liabilities	29,746	27,724
Advance deposits	2,145	1,384
Insurance advances	1,000	2,063
Current portion of long-term liabilities	27,769	46,557
Liabilities related to assets held for sale	64,064	68,351

Total current liabilities	131,774	153,821

Long-term liabilities	309,274	292,301

Total liabilities	441,048	446,122

Minority interests	10,207	10,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,872,604 and 24,860,321 issued at March 31, 2007 and December 31, 2006, respectively	249	249
Additional paid-in capital	329,059	327,634
Accumulated deficit	(84,973)	(84,816)
Accumulated other comprehensive income	2,188	2,088
Treasury stock, at cost, 402,470 and 251,619 shares at March 31, 2007 and December 31, 2006, respectively	(4,978)	(3,041)

Total stockholders’ equity	241,545	242,114

	$692,800	$699,158

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands,
	except per share data)
Revenues:
Rooms	$50,243	$47,869
Food and beverage	13,844	12,110
Other	2,061	1,949

Total revenues	66,148	61,928

Direct operating expenses:
Rooms	12,679	12,203
Food and beverage	9,984	9,019
Other	1,512	1,525

Total direct operating expenses	24,175	22,747

	41,973	39,181

Other operating expenses:
Other hotel operating costs	20,013	18,562
Property and other taxes, insurance, and leases	5,611	4,401
Corporate and other	5,682	4,917
Casualty (gains) losses, net	(1,867)	166
Depreciation and amortization	7,802	7,358
Impairment of long-lived assets	265	194

Total other operating expenses	37,506	35,598

Operating income	4,467	3,583

Other income (expenses):
Interest income and other	925	309
Interest expense	(6,198)	(6,342)

Loss before income taxes and minority interests	(806)	(2,450)
Minority interests (net of taxes, nil)	(365)	(4)
Benefit for income taxes — continuing operations	686	725

Loss from continuing operations	(485)	(1,729)

Discontinued operations:
Income from discontinued operations before income taxes	2,182	4,812
Provision for income taxes — discontinued operations	(1,854)	(1,709)

Income from discontinued operations	328	3,103

Net (loss) income attributable to common stock	$(157)	$1,374

Basic and diluted net (loss) income per share attributable to common stock	$(0.01)	$0.06

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
			(Unaudited in thousands, except share data)
Balance, December 31, 2006	24,860,321	$249	$327,634	$(84,816)	$2,088	251,619	$(3,041)	$242,114
Amortization of unearned stock compensation	—	—	492	—	—	—	—	492
Issuance and vesting of restricted and nonvested shares	13,087	—	—	—	—	—	—	—
Exercise of stock options	250	—	2	—	—	—	—	2
Repurchases of treasury stock	—	—	—	—	—	150,851	(1,937)	(1,937)
Income tax benefit related to stock awards	—	—	159	—	—	—	—	159
Realization of pre-emergence deferred tax asset	—	—	727	—	—	—	—	727
Other	(1,054)	—	45	—	—	—	—	45
Comprehensive loss:
Net loss	—	—	—	(157)	—	—	—	(157)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	100	—	—	100

Total comprehensive loss								(57)

Balance, March 31, 2007	24,872,604	$249	$329,059	$(84,973)	$2,188	402,470	$(4,978)	$241,545

Comprehensive income for the three months ended March 31, 2006 was $1.4 million. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited in thousands)
Operating activities:
Net (loss) income	$(157)	$1,374
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,802	8,673
Impairment of long-lived assets	1,730	7,400
Stock compensation expense	492	471
Casualty gain, net	(4,525)	—
Deferred income taxes	727	917
Minority interests	365	4
Gain on asset dispositions	(807)	(1,489)
Gain on extinguishment of debt	—	(10,869)
Amortization of deferred financing costs	316	344
Other	(17)	(52)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,844)	(4,607)
Insurance receivable	1,230	7,495
Inventories	(67)	(408)
Prepaid expenses and other assets	(490)	2,348
Accounts payable	35	683
Other accrued liabilities	1,912	1,858
Advance deposits	1,065	1,352

Net cash provided by operating activities	4,767	15,494

Investing activities:
Capital improvements	(8,364)	(17,153)
Proceeds from sale of assets, net of related selling costs	5,480	2,073
Acquisition of minority partner’s interest	(2,862)	—
(Deposits) withdrawals for capital expenditures	(1,728)	2,282
Insurance receipts related to casualty claims, net	1,097	500
Net decrease in restricted cash	1,216	587
Other	53	26

Net cash used in investing activities	(5,108)	(11,685)

Financing activities:
Proceeds from issuance of long term debt	—	44,954
Proceeds from exercise of stock options and issuance of common stock	2	61
Principal payments on long-term debt	(3,958)	(28,746)
Purchase of treasury stock	(1,937)	(61)
Payments of deferred financing costs	(252)	(1,238)
Other	(109)	(10)

Net cash (used in) provided by financing activities	(6,254)	14,960

Effect of exchange rate changes on cash	11	—

Net (decrease) increase in cash and cash equivalents	(6,584)	18,769
Cash and cash equivalents at beginning of period	48,188	19,097

Cash and cash equivalents at end of period	$41,604	$37,866

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$7,113	$7,412
Interest capitalized	—	117
Income taxes, net of refunds	705	206
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt increase	—	10,189
Purchases of property and equipment on account	3,141	—
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of the number of guest rooms, as reported by Hotel Business in the 2007 Green Book published in December 2006. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, and “Marriott”. The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
As of March 31, 2007, the Company operated 67 hotels with an aggregate of 12,223 rooms, located in 28 states and Canada. Of the 67 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 23 hotels with an aggregate of 4,107 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 67 hotels consisted of:
•	65 hotels that were wholly owned and operated through subsidiaries; and

•	two hotels that were operated in joint ventures in which the Company has a 50% or greater voting equity interest and exercises control.
On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza Hotel for $2.9 million. As a result, this hotel is now consolidated as a wholly-owned subsidiary.
As of March 31, 2007, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 41 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 13 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional 11 hotels under other nationally recognized brands.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and two joint ventures. The Company believes it has control of the joint ventures when it manages and has control of the joint ventures’ assets and operations. The Company reports the third party partners’ share of the net income or loss of these joint ventures and their share of the joint ventures’ equity as minority interest.
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as discussed in Notes 9 and 10.
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and March 31, 2006 and cash flows for the three months ended March 31, 2007 and March 31, 2006. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
In the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), the Company makes estimates and assumptions which affect:
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
The following schedule summarizes the activity for the three months ended March 31, 2007:

	Issued Under the Stock
	Incentive Plan	Type
Available under the plan, less previously issued as of December 31, 2006	2,568,029
Issued January 26, 2007	(63,000)	nonvested stock
Issued February 12, 2007	(46,000)	nonvested stock
Issued March 30, 2007	(18,800)	nonvested stock
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	4,226
Nonvested shares forfeited in 2007	259
Options forfeited in 2007	12,999

Available for issuance, March 31, 2007	2,457,713

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the three months ended March 31, 2007.
A summary of stock option activity during the three months ended March 31, 2007 is summarized below:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2006	356,313	$10.60
Exercised	(250)	9.05
Forfeited	(12,999)	11.74

Balance, March 31, 2007	343,064	$10.56

The amount of cash received from the exercise of stock options during the three months ended March 31, 2007 was $2,000. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 was $1,000.
A summary of options outstanding and exercisable (vested), and expected to vest at March 31, 2007 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price
$7.83 to $9.39	161,239	8.1	$9.05	31,772	8.1	$9.05
$9.40 to $10.96	127,509	7.3	$10.49	62,650	7.3	$10.50
$10.97 to $15.66	54,316	6.4	$15.21	54,316	6.4	$15.21

	343,064	7.6	$10.56	148,738	7.6	$11.91

Expected to vest	291,604	7.6	$10.59

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$960

Aggregate intrinsic value of stock options expected to vest	$808

Aggregate intrinsic value of stock options exercisable	$216

Restricted Stock
A summary of restricted stock activity during the three months ended March 31, 2007 is summarized below:

		Weighted Average
	Restricted Stock	Exercise Price
Balance, December 31, 2006	7,694	$12.88
Expiration of restrictions	(7,694)	12.88

Balance, March 31, 2007	—	$—

Nonvested Stock
On January 26, 2007, the Company granted 63,000 shares of nonvested stock awards to certain employees. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $12.84, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.
On February 12, 2007, the Company granted 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant. Two members of the Board of Directors did not stand for reelection at the April 2007 annual meeting of stockholders and the Board elected to accelerate the vesting of the shares for these individuals as of April 24, 2007. Therefore, the aggregate value of their grant is being recorded as compensation expense over an accelerated vesting period. The aggregate value of the remaining grant is being recorded as compensation expense over the entire vesting period.
On March 30, 2007, the Company granted 18,800 shares of nonvested stock awards to certain employees. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $13.36, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.
A summary of nonvested stock activity during the three months ended March 31, 2007 is as follows:

		Weighted Average
	Nonvested Stock	Exercise Price
Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(259)	12.88
Vested	(13,087)	12.78

Balance, March 31, 2007	197,061	$12.41

The aggregate fair value of nonvested stock awards that vested during the three months ended March 31, 2007 was $0.2 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of March 31, 2007 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000's)	Period (in years)
Stock Options	$490	0.92
Nonvested Stock	1,852	2.46

Total	$2,342	2.33

Compensation expense for the three months ended March 31, 2007 and 2006 is summarized below:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$206	$80	$206	$80
Nonvested Stock	286	111	104	40
Restricted Stock	—	—	161	62

Total	$492	$191	$471	$182

4. Treasury Stock
During the three months ended March 31, 2007, 13,087 shares of nonvested stock awards vested, of which 4,226 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $54,000.
In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expires in May 2007. During the three months ended March 31, 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million, bringing the remaining repurchase authority to $10.4 million. There were no repurchases from April 1 through May 1, 2007. The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
In November 2006, the Company announced a major strategic initiative to reconfigure its hotel portfolio. The Company redefined its held for use portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday inn Marietta, GA hotel, which is currently closed following a fire). In accordance with this new strategy, the Company sold two hotels and identified 12 additional hotels for sale in November and December 2006.
In January 2007, the Company sold the University Plaza Bloomington, IN for a gross sales price of $2.4 million. An impairment charge of $0.1 million was recorded upon the disposition of the hotel. Additionally, in March 2007, the Company sold the Holiday

Inn Hamburg, NY for a gross sales price of $3.4 million, realized a gain of $0.8 million, and used $2.0 million to pay down debt. The remaining net proceeds, after paying settlement costs, were used for general corporate purposes.
Assets Held for Sale and Discontinued Operations
Management considers an asset to be held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are met:
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at March 31, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $1.5 million recorded during the three months ended March 31, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflected the lowered estimated selling price; and

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel
The impairment of long-lived assets held for sale of $7.2 million recorded during the three months ended March 31, 2006 included the following:
•	$3.8 million on the Holiday Inn Manhattan, KS to record the final disposition of the hotel;

•	$2.3 million on the Holiday Inn Lawrence, KS to record the final disposition of the hotel;

•	$0.4 million on the Holiday Inn Sheffield, AL to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006;

•	$0.4 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price and to reflect the write-off of capital improvements that did not add incremental value or revenue generating capacity;

•	$0.2 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006; and

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter 2006
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At March 31, 2007, the held for sale portfolio consisted of 23 hotels:
1. Clarion Louisville, KY
2. Crowne Plaza Cedar Rapids, IA
3. Fairfield Inn Augusta, GA
4. Holiday Inn Clarksburg, WV
5. Holiday Inn Fairmont, WV
6. Holiday Inn Frederick, MD
7. Holiday Inn Fort Wayne, IN
8. Holiday Inn Greentree, PA
9. Holiday Inn Jamestown, NY
10. Holiday Inn Lancaster East, PA
11. Holiday Inn Lansing, MI
12. Holiday Inn Pensacola, FL
13. Holiday Inn Sheffield, AL
14. Holiday Inn St. Paul, MN
15. Holiday Inn Winter Haven, FL
16. Holiday Inn York, PA
17. Holiday Inn Express Dothan, AL
18. Holiday Inn Express Pensacola, AL
19. Park Inn Brunswick, GA
20. Quality Inn Dothan, AL
21. Ramada Plaza Macon, GA
22. Ramada Inn North Charleston, SC
23. Vermont Maple Inn Colchester, VT
Summary balance sheet information for assets held for sale is as follows:

	March 31, 2007	December 31, 2006
	(Unaudited in thousands)
Property and equipment, net	$78,178	$83,462
Other assets	6,945	5,975

Assets held for sale	$85,123	$89,437

Other liabilities	$8,484	$10,630
Long-term debt	55,580	57,721

Liabilities related to assets held for sale	$64,064	$68,351

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands)
Total revenues	18,033	21,895
Total expenses	(16,640)	(20,672)
Impairment of long-lived assets	(1,465)	(7,206)
Interest income and other	1	10
Interest expense	(1,212)	(1,538)
Casualty gains (losses), net	2,658	(35)
Gain on asset disposition	807	1,489
Gain on extinguishment of debt	—	10,869
Benefit (provision) for income taxes	(1,854)	(1,709)

Income from discontinued operations	$328	$3,103

In addition to the assets held for sale listed above, the University Plaza Bloomington, IN and the Holiday Inn Hamburg, NY, which were sold during the three months ended March 31, 2007, were included in the statement of operations for discontinued operations, as well as the properties that were sold prior to 2007.

Discontinued operations were not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(485)	$(1,729)
Income from discontinued operations	328	3,103

Net (loss) income attributable to common stock	$(157)	$1,374

Denominator:
Basic and diluted weighted average shares	24,497	24,635

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.02)	$(0.07)
Income from discontinued operations	0.01	0.13

Net (loss) income attributable to common stock	$(0.01)	$0.06

The Company did not include the shares associated with the assumed conversion of common stock equivalents. In accordance with Emerging Issues Task Force Topic No. D-62, income (loss) from continuing operations should be the basis for determining whether or not dilutive potential common shares should be included in the computation of diluted earnings per share. Since the Company reported losses from continuing operations for the three months ended March 31, 2007 and 2006, the common stock equivalents were excluded from the computation of diluted earnings per share.
As a result, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 343,064 shares of common stock) and the assumed conversion of 197,061 shares of nonvested stock in the computation of diluted income per share for the three months ended March 31, 2007. Additionally, the Company did not include the shares associated with the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three months ended March 31, 2006, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 571,395 shares of common stock) and the assumed conversion of 113,884 shares of nonvested stock in the computation of diluted income per share. Additionally, the Company did not include the shares associated with the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of March 31, 2007, 60 of the 67 hotels were pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 75% of the long-term debt bears interest at fixed rates and approximately 25% of the debt is subject to floating rates of interest. A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

		March 31, 2007		December 31, 2006
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at March 31, 2007
			(Unaudited in thousands)
Refinancing Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	14	$68,838	$55,900	$58,118	LIBOR plus 3.40%; capped at 9.4%
Merrill Lynch Mortgage Lending, Inc. — Fixed	33	318,655	238,247	239,383	6.58%

Merrill Lynch Mortgage Lending, Inc. — Total	47	387,493	294,147	297,501

Other Financings
Computer Share Trust Company of Canada	1	15,493	7,540	7,551	7.88%
Lehman Brothers Holdings, Inc.	4	44,679	15,086	15,194	$8,661 at 9.40%; $6,425 at 8.90%
Wachovia	4	36,271	35,913	36,081	$9,799 at 6.03%; $3,099 at 5.78%;23, 015 at 6.04% $18,941 at LIBOR plus 2.90%, capped at 8.4%; $21,500 at
IXIS	4	36,442	40,441	40,500	LIBOR plus 2.95%, capped at 8.45%

Total — other financing	13	132,886	98,980	99,327

					7.13%(1)
Total long-term debt	60	520,378	393,128	396,828

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	1,094	1,263
Other	—	—	972	1,038

	—	—	2,066	2,301

Property, plant and equipment — Unencumbered	7	44,558	—	—

	67	564,936	395,194	399,129
Held for sale	(23)	(78,178)	(58,151)	(60,271)

Total (2)	44	$486,758	$337,043	$338,858

(1)	Represents the Company’s annual weighted average cost of debt at March 31, 2007.

(2)	Includes the current portion.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 40% of total reservations during the three months ended March 31, 2007.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands)
Continuing operations	$4,671	$4,337
Discontinued operations	1,228	1,494

	$5,899	$5,831

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with the current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of three, eight, and three of the franchise agreements for the held for use hotels are scheduled to expire in 2007, 2008, and 2009, respectively. Eleven and three of the franchise agreements for the held for sale hotels are scheduled to expire in 2007 and 2008, respectively. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the licensee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3 to 24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either acknowledge a cure under the franchise agreement, returning the hotel to good standing, or issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either acknowledge a cure of the default under the franchise agreement, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement.
As of May 1, 2007, the Company has been or expects to be notified that it is not in compliance with some of the terms of the franchise agreements at two hotels, has received default and termination notices from franchisors with respect to the agreements at five hotels, and is awaiting cure letters from the franchisor for an additional four hotels, summarized as follows:
•	Two hotels are not in compliance with the franchise agreements.
•	One hotel has received a notice of non-compliance due to substandard quality assurance evaluation scores. The Company is currently in the planning and diligence phase of renovation, which is expected to remedy this instance of non-compliance. In order to cure the notice, the hotel must remain in compliance for 24 months.

•	The other hotel, which is held for sale, is expected to receive an extension provided the Company completes certain work required by the franchisor. The Company is currently completing this work.
•	Five hotels are in default of the franchise agreements.
•	Three of these hotels are held for sale. The Company is currently negotiating license extensions with the franchisor in an effort to maintain the licenses until the hotels are sold.

•	One hotel is in default of the franchise agreement for failure to complete a PIP. The Company has met with the franchisor and is in the planning and diligence phase of renovation.

•	One hotel is in default due to substandard guest satisfaction scores. The Company is planning to convert the hotel to another brand and has received an extension from the current franchisor through the planned conversion date.
•	Four hotels are currently meeting the requirements to cure the deficiencies by their respective cure dates. The Company expects to receive cure letters for two hotels within the next two months and expects to earn “clean slate” letters for the remaining two hotels in August 2007 and August 2009, respectively.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.
The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $7.9 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.
In addition, as part of the bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of the hotels. As of May 1, 2007, the Company had not completed the required capital expenditures for six hotels (five of which are held for sale and one of which is held for use). However, the Company has sufficient escrow reserves with the lenders to fund the related capital expenditures, pursuant to the terms of the respective loan agreements. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement.
Letters of Credit
As of March 31, 2007, the Company had three irrevocable letters of credit totaling $3.6 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serves as a guarantee for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in October 2007, November 2007 and January 2008, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At March 31, 2007 and December 31, 2006, the Company had accrued $12.3 million and $11.5 million, respectively, for these liabilities.
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
Casualty gains (losses) and business interruption insurance
In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region and two hotels in the New Orleans area were damaged. Additionally, in January 2006, one hotel suffered a fire and remains closed.
All of the Company’s hotels are covered by property, casualty and business interruption insurance. The business interruption coverage begins on the date of closure and continues for six months following the opening date of the hotel, to cover the revenue ramp-up period. Management believes the Company has sufficient coverage for business interruption and to pay claims that may be asserted against the Company by guests or others.
At December 31, 2006, the casualty claims were not finalized for the two hotels that were damaged by Hurricane Katrina and the hotel that was damaged by a fire. Additionally, the business interruption claims were not finalized for the hotel that was damaged by a fire because the hotel remains closed.
During the three months ended March 31, 2007, the Company finalized the casualty claims for the two hotels that were damaged by Hurricane Katrina. As a result, the Company recorded net casualty gains of $1.9 million in continuing operations for the hotel that is classified as held for use and $2.7 million in discontinued operations for the hotel that was sold in December 2006.
No business interruption proceeds were recognized during the three months ended March 31, 2007. At March 31, 2007, the casualty and business interruption claims were not finalized for the hotel that was damaged by a fire.
Litigation
From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, management believes that all currently pending matters will be resolved without a material adverse effect on the Company’s results of operations or financial condition.
On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire and several guests have made claims for injuries allegedly caused by the fire. Some of the injury claims are in various stages of litigation and the Company expects additional claims may be filed.
All pending and threatened claims are covered by the Company’s general liability insurance policies, subject to a self-insurance retention of $250,000 per event, which has already been paid. Management believes that the Company has adequate insurance protection to cover all claims related to this incident and that the resolution of those claims will not have a material adverse effect on the Company’s results of operations or financial condition.
9. Income Taxes
For the year ended December 31, 2006, the Company had estimated taxable income of $20.3 million. Because the Company had net operating losses available for federal income tax purposes, federal alternative minimum taxes of $0.3 million were paid for the year ended December 31, 2006. A net loss was reported for federal income tax purposes for the year ended December 31, 2005 and no federal income taxes were paid. At December 31, 2006, available net operating loss carryforwards of $318.9 million were reported for federal income tax purposes of which $221.6 million were available for use. The net operating losses will expire in years 2019 through 2025, including the utilization of an estimated tax net operating loss carryforward of $20.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are not subject to Section 382 limitations. The amount of losses subject to Section 382 limitations is $149.1 million; losses not subject to 382 limitations are $72.2 million. At December 31, 2006, available Section 382 net operating loss carryforwards of approximately $0.3 million were available for federal income tax purposes.
In 2007, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards.
Furthermore, at December 31, 2006, a valuation allowance of $121.4 million fully offset the Company’s net deferred tax asset. Approximately $97.3 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At March 31, 2007, the valuation allowance decreased to $81.3 million. Approximately $77.0 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to $0.7 million of pre-emergence deferred tax assets to offset income from discontinued operations, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid-in capital in accordance with SOP 90-7. The release also relates to $39.4 million of net operating losses that will expire unused due to Section 382 limitations and other prior period corrections. Additionally, a tax benefit was recognized as well as a corresponding increase in deferred tax assets of $0.3 million on the loss from continuing operations which is expected to reverse by the end of the year. No offsetting valuation allowance was recorded. At March 31, 2007, net operating loss carryforwards of $221.6 million were reported for federal income tax purposes, which will expire in years 2019 through 2025 and reflect only those losses available for use.
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company was required to adopt the provisions of FIN 48 with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000 and 2001, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2003, 2004, 2005 and 2006 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.
10. Recent Accounting Pronouncements
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
In June 2006, the FASB issued EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The EITF concluded that disclosures should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The disclosure of those taxes described under the consensus can be made on an aggregate basis. Since the Issue requires only the presentation of additional disclosures, at the date of adoption an entity would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are imposed concurrently on a specific revenue-producing transaction between a seller and a customer. If the taxes are reported on a gross basis and the taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. If the taxes are reported on a net basis, disclosure of the amount of taxes collected is not required. An entity that chooses to reevaluate its existing policies and elects to change the presentation of taxes within the scope of this Issue must follow the requirements of SFAS No. 154, which provides that an entity may voluntarily change its accounting principles only to adopt a preferable accounting principle.
EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-03 on January 1, 2007. The Company records such taxes on a net basis and chooses not to reevaluate its existing policies.

11. Subsequent Events
In April 2007, the Company entered into a $130 million loan agreement (the “loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. The loan can be repaid at any time, subject to a prepayment penalty of 1% of the outstanding balance during the first six months and 0.5% of the outstanding balance during the following six months. There is no prepayment penalty after the first anniversary of the loan. The Company purchased an interest rate protection agreement which capped the maximum interest rate at 8.5%.
After paying closing costs and establishing required reserve balances totaling $8.6 million, the loan proceeds were used as follows:
•	$46.1 million of the loan proceeds, along with $9.7 million in funds held in reserve by Merrill Lynch, were used to pay off the $55.8 million Merrill Lynch Floating Rate Loan, which was secured by 14 hotels.

•	$59.6 million of the loan proceeds, along with $11.7 million of the Company’s cash, were used to defease the Merrill Lynch Fixed Rate #2 Loan, as discussed below.

•	$15.7 million was held in a restricted cash account, pending resolution or settlement of the terms of a ground lease relating to one of the ten hotels securing the loan.
In April 2007, the Company defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, which was secured by 9 hotels. The Company purchased $71.1 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the nine hotels that had served as collateral for the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations of the defeased debt. The Company has no further obligation with regard to the defeased loan. Accordingly, the defeased loan will not be reflected on the Company’s balance sheet in the future. The difference between the amount of securities purchased and the defeased debt balance of $3.4 million, along with transaction costs of approximately $0.2 million, will be recorded as a Loss on Extinguishment of Debt in the Company’s Consolidated Statement of Operations.
On May 1, 2007, the Company paid off two loans totaling $8.6 million, each of which was secured by one hotel. Both loans were scheduled to mature.
On May 3, 2007, the Company defeased $5.7 million of the $60.9 million balance of one of the Company’s mortgage loans, which was secured by seven loans. The Company purchased $6.0 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the two hotels that originally served as collateral for the defeased portion of the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction is deemed a partial defeasance because the Company will continue to be liable for the remaining (undefeased) portion of the debt. Accordingly, the defeased portion of the debt will not be reflected in the Company’s Consolidated Balance Sheet in the future. The difference between the amount of securities purchased and the debt paid down of $0.3 million, along with transaction costs of approximately $0.1 million, will be recorded as a Loss on Extinguishment of Debt in the Company’s Consolidated Statement of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2006.
Executive Overview
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2007 Green Book issue published in December 2006. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, and “Marriott”. Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.

As of March 31, 2007, we operated 67 hotels with an aggregate of 12,223 rooms, located in 28 states and Canada. Of the 67 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 23 hotels with an aggregate of 4,107 rooms, were held for sale. We consolidated all of these hotels in our financial statements.
Our portfolio of 67 hotels consisted of:
•	65 hotels that are wholly owned and operated through subsidiaries; and

•	two hotels that are operated in joint ventures in which we have a 50% or greater voting equity interest and exercise control.
On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza hotel for $2.9 million. As a result, this hotel is now consolidated as a wholly-owned subsidiary.
As of March 31, 2007, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 41 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 13 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operated an additional 11 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues increased $4.2 million, or 6.8%, driven by a 5.8% expansion in ADR, partially offset by a 1.2% decrease in occupancy. RevPAR grew 4.4%, outpacing the competitive set, which increased 3.0%.
•	Operating income rose $0.9 million, or 24.7%. The growth in operating income was driven by higher revenues and a $1.9 million net casualty gain related to the settlement of a property damage claim. These gains were largely offset by higher property insurance premiums, up $0.9 million, and higher corporate overhead costs, up $0.7 million. The increase in corporate overhead costs was due in large part to costs associated with our strategic initiative to realign our hotel portfolio and our review of strategic alternatives to enhance shareholder value.

•	Loss from continuing operations improved $1.2 million from a loss of $1.7 million in the first quarter of 2006 to a loss of $0.5 million in the first quarter of 2007.
Overview of Discontinued Operations
In November 2006, we announced a major strategic initiative to reconfigure our hotel portfolio. We redefined our held for use portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday inn Marietta, GA hotel, which is currently closed following a fire). In accordance with this new strategy, we sold two hotels and identified 12 additional hotels for sale in November and December 2006. In January 2007, we sold the University Plaza Bloomington, IN for a gross sales price of $2.4 million. An impairment charge of $0.1 million was recorded upon the disposition of this hotel. Additionally, in March 2007, we sold the Holiday Inn Hamburg, NY for a gross sales price of $3.4 million, realized a gain of $0.8 million, and used $2.0 million to pay down debt. The remaining net proceeds, after paying settlement costs, were used for general corporate purposes.
The condensed consolidated statements of operations for discontinued operations for the three months ended March 31, 2007 and 2006 includes the results of operations for the 23 hotels classified as held for sale at March 31, 2007, as well as all properties that have been sold in accordance with SFAS No. 144.
The assets held for sale at March 31, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2007 remain properly classified in accordance with SFAS No. 144.

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2007, we recorded impairment charges of $1.5 million on assets held for sale.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria in SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred except as described below.
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
The Company was required to adopt the provisions of FIN 48 with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000 and 2001 due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2003, 2004, 2005 and 2006 remain open. The Company has no significant unrecognized tax benefits; therefore, there was no impact and no additional increases are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be recorded as income tax expense should an unrecognized tax benefit be recorded in a future period to which interest or penalties apply.
Income Statement Overview
The discussion below relates to our 44 continuing operations hotels (including the Holiday Inn Marietta, GA, which is closed following a fire), for the three months ended March 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended March 31, 2007 and 2006.
Revenues — Continuing Operations

	Three Months Ended March 31,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$50,243	$47,869	$2,374	5.0%
Food and beverage	13,844	12,110	1,734	14.3%
Other	2,061	1,949	112	5.7%

Total revenues	$66,148	$61,928	$4,220	6.8%

Occupancy	65.1%	65.9%		(1.2%)
ADR	$108.24	$102.29	$5.95	5.8%
RevPar	$70.45	$67.46	$2.99	4.4%

Revenues during the first quarter of 2007 increased $4.2 million or 6.8% driven by growth in room revenues of 5.0%, food & beverage revenues of 14.3%, and other revenues of 5.7%. The growth in room revenue was driven by a 5.8% increase in average daily rate. Transient revenue grew 5.3% and contract revenue grew 22.8% for the quarter. Ala carte food & beverage revenues were up 9.8% (up 10.7% on a per occupied room basis) and banquet food revenues were up 17.3%. Other revenues increased 5.7% as telephone revenue declined 14.9%, but was more than offset by an 8% increase in all other operating revenues.
The first quarter of 2007 was also impacted by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Total revenue displacement for one hotel under renovation was $0.2 million. In the first quarter of 2006, one hotel was under renovation, causing total revenue displacement of $0.3 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended March 31, 2007 and 2006. To illustrate the impact of the hotel closed due to fire, the impact of the hotel that benefited from Hurricane Katrina, the impact of renovations underway and completed, and the impact of branding, we have presented this information in eight different subsets. These subsets indicate that where we have recently completed a major renovation, we see an increase in RevPAR that is greater than the average increase for all of our continuing operations hotels.

Hotel	Room		Three Months Ended March 31,
Count	Count		2007	2006	Increase (decrease)
43	7,923	Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	65.1%	65.9%		(1.2%)
		ADR	$108.24	$102.57	$5.67	5.5%
		RevPAR	$70.45	$67.59	$2.86	4.2%
		RevPAR Index	100.9%	99.7%		1.2%

42	7,679	Continuing Operations less one hotel closed in 2006 due to fire and Radisson New Orleans Airport hotel
		Occupancy	65.1%	65.0%		0.2%
		ADR	$108.26	$100.94	$7.32	7.3%
		RevPAR	$70.51	$65.59	$4.92	7.5%
		RevPAR Index	101.3%	98.6%		2.7%

41	7,266	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in the first quarter 2006 and 2007
		Occupancy	65.7%	66.1%		(0.6%)
		ADR	$108.75	$103.66	$5.09	4.9%
		RevPAR	$71.44	$68.50	$2.94	4.3%
		RevPAR Index	101.3%	99.9%		1.4%

10	2,259	Hotels completing major renovations in 2005 and 2006
		Occupancy	66.8%	60.9%		9.7%
		ADR	$115.04	$114.82	$0.22	0.2%
		RevPAR	$76.85	$69.87	$6.98	10.0%
		RevPAR Index	95.8%	88.9%		7.8%

12	1,398	Marriott Hotels
		Occupancy	65.9%	71.0%		(7.2%)
		ADR	$114.66	$102.70	$11.96	11.6%
		RevPAR	$75.60	$72.91	$2.69	3.7%
		RevPAR Index	114.3%	116.2%		(1.6%)

4	777	Hilton Hotels Occupancy	58.7%	61.0%		(3.8%)
		ADR	$107.81	$104.42	$3.39	3.2%
		RevPAR	$63.32	$63.71	($0.39)	(0.6%)
		RevPAR Index	89.8%	91.1%		(1.4%)

24	5,240	IHG Hotels Occupancy	65.5%	63.7%		2.8%
		ADR	$106.31	$99.88	$6.43	6.4%
		RevPAR	$69.60	$63.62	$5.98	9.4%
		RevPAR Index	100.5%	96.0%		4.7%

3	508	Other Brands and Independent Hotels Occupancy	68.7%	81.8%		(16.0%)
		ADR	$110.75	$121.45	($10.70)	(8.8%)
		RevPAR	$76.06	$99.33	($23.27)	(23.4%)
		RevPAR Index	89.3%	105.3%		(15.2%)

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Direct operating expenses:
Rooms	$12,679	$12,203	$476	3.9%	19.2%	19.7%
Food and beverage	9,984	9,019	965	10.7%	15.1%	14.6%
Other	1,512	1,525	(13)	(0.9%)	2.3%	2.5%

Total direct operating expenses	$24,175	$22,747	$1,428	6.3%	36.5%	36.7%

Direct operating margin (by revenue source):
Rooms	$37,564	$35,666	$1,898	5.3%
Food and beverage	3,860	3,091	769	24.9%
Other	549	424	125	29.5%

Total direct operating margin	$41,973	$39,181	$2,792	7.1%

Direct operating margin % (by revenue source):
Rooms	74.8%	74.5%
Food and beverage	27.9%	25.5%
Other	26.6%	21.8%

Total direct operating margin	63.5%	63.3%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating margin to mean total revenues less total direct operating expense as presented in the condensed consolidated statement of operations. We assess profitability by measuring changes in our direct operating margin and direct operating margin percentage, which is direct operating margin as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating margin, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to management.
Total direct operating expenses increased $1.4 million, or 6.3%, but decreased as a percentage of total revenues from 36.7% in 2006 to 36.5% in 2007. We experienced growth in direct operating margin, which increased $2.8 million or 7.1%. Direct operating margin as a percentage of total revenues improved 20 basis points from 63.3% in 2006 to 63.5% in 2007.
Rooms expenses increased $0.5 million, or 3.9%. On a cost per occupied room (POR) basis, rooms expenses increased 4.7%, from $26.08 in 2006 to $27.31 in 2007. Direct operating margin for rooms improved 30 basis points from 74.5% in 2006 to 74.8% in 2007. Rooms expenses were impacted primarily by the following:
•	Higher fee-based expenses, including reservations, travel agent and credit card commissions, due to the 5.8% growth in ADR.

•	Higher payroll costs, up 3.9% on a POR basis.

•	Increased costs in other operating areas including room promotion, cable television and walked guest expense.
As a percentage of total revenues, rooms expenses decreased 50 basis points from 19.7% in 2006 to 19.2% in 2007.
Food and beverage expenses increased $1.0 million, or 10.7%. Direct operating margin for food and beverage grew $0.8 million or 24.9%. Food and beverage profit margin grew 240 basis points, largely driven by a 230 basis point improvement in payroll costs.
Other direct operating expenses remained fairly constant, decreasing $13,000. Other direct operating margin grew $0.1 million or 29.5%.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs General and administrative	$4,415	$3,827	$588	15.4%	6.7%	6.2%
Advertising and promotion	3,712	3,375	337	10.0%	5.6%	5.4%
Franchise fees	4,671	4,337	334	7.7%	7.1%	7.0%
Repairs and maintenance	3,314	3,160	154	4.9%	5.0%	5.1%
Utilities	3,898	3,738	160	4.3%	5.9%	6.0%
Other expenses	3	125	(122)	(97.6%)	0.0%	0.2%

Other hotel operating costs	20,013	18,562	$1,451	7.8%	30.3%	30.0%

Property and other taxes, insurance, and leases	5,611	4,401	1,210	27.5%	8.5%	7.1%
Corporate and other	5,682	4,917	765	15.6%	8.6%	7.9%
Casualty (gains) losses, net	(1,867)	166	(2,033)	(1224.7%)	(2.8%)	0.3%
Depreciation and amortization	7,802	7,358	444	6.0%	11.8%	11.9%
Impairment of long-lived assets	265	194	71	36.6%	0.4%	0.3%

Total other operating expenses	$37,506	$35,598	$1,908	5.4%	56.7%	57.5%

Total operating expenses	$61,681	$58,345	$3,336	5.7%	93.2%	94.2%

Operating income	$4,467	$3,583	$884	24.7%	6.8%	5.8%

Operating income increased $0.9 million, or 24.7%. Operating income margin improved 100 basis points from 5.8% in 2006 to 6.8% in 2007.
Other hotel operating costs increased $1.5 million, or 7.8%, in the first quarter of 2007 and increased 30 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	General and administrative costs increased $0.6 million, or 15.4%, primarily as a result of higher payroll, legal and professional fees.

•	Advertising and promotion costs increased $0.3 million, or 10.0%, due primarily to increased sales staffing and resulting payroll costs.

•	Franchise fees increased $0.3 million, or 7.7%, driven largely by higher room revenues. As a percentage of total revenues, franchise fees increased 10 basis points from 7.0% to 7.1%. As a percentage of room revenues, franchise fees increased 20 basis points from 9.1% to 9.3%.

•	Repairs and maintenance expenses increased $0.2 million, or 4.9%, driven by higher payroll and snow removal costs. Repairs and maintenance expenses decreased 10 basis points from 5.1% to 5.0% as a percentage of revenues.

•	Utilities increased $0.2 million, or 4.3% (5.1% on a cost POR basis), primarily as a result of a $0.48 POR increase in electricity expense due to higher rates. As a percentage of total revenues, utilities decreased 10 basis points.
Property and other taxes, insurance and leases increased $1.2 million, or 27.5%, due in large part to higher property insurance premiums of $0.9 million. As a percentage of total revenue, property and other taxes, insurance and leases increased 140 basis points. We are approaching the annual renewal period for our property insurance policies and expect to negotiate lower insurance rates. If successful, the effect of this anticipated negotiation will result in lower insurance costs beginning in the third quarter of 2007. The remaining increase was driven by higher property and other taxes, up $0.3 million, primarily as a result of higher assessed values due to the completion of several major renovation projects in 2005 and 2006.
Corporate and other costs increased $0.8 million, or 15.6%, of which $0.7 million related to corporate overhead costs as summarized below:
•	Costs associated with our corporate operations team increased $0.3 million. In November 2006, we announced a major strategic initiative to reconfigure our hotel portfolio and dispose of our non-core hotels. In conjunction with this initiative, we restructured our operations team to focus on the different needs of our core and non-core (held for sale) hotels. We expect these costs to decline following the sale of all of our non-core hotels.
•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the first quarter, we incurred $0.2 million in consulting and other related costs.

•	The remaining $0.2 million increase is attributable to the amortization of non-vested stock awards granted to our Board of Directors in February 2007 and consulting costs associated with our proxy filing. Two members of the Board of Directors did not stand for reelection at the April 2007 annual meeting of stockholders and the Board elected to accelerate the vesting of the shares for these individuals as of April 24, 2007. The stock awarded to the remaining members of our Board of Directors is being amortized over a three-year vesting period. We utilized the services of compensation consultants and attorneys to assist us in adopting the new disclosure rules for our proxy filing.
Casualty gains of $1.9 million in the first quarter of 2007 related to the settlement of a property damage claim at our Radisson New Orleans Airport hotel, which was damaged by Hurricane Katrina.
Depreciation and amortization increased $0.4 million, or 6.0%, due to the completion of several renovation projects in 2006 as well as purchases of furniture, fixtures and equipment during the first quarter 2007. As a percentage of total revenues, depreciation and amortization decreased 10 basis points.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended March 31,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$925	$309	$616	199.4%
Interest expense	(6,198)	(6,342)	(144)	(2.3%)
The increase in interest income and other of $0.6 million was driven by higher balances in our interest-bearing cash and escrow accounts, as well as higher interest rates. Interest expense decreased $0.1 million due to prepayment penalties incurred in 2006, partially offset by a decrease in capitalized interest as a result of fewer construction projects.
Results of Operations — Discontinued Operations
During the three months ended March 31, 2007, two hotels were sold for an aggregate sales price of $5.8 million, of which $2.0 million was used to pay down debt. The remaining proceeds, after paying selling costs, were used for general corporate purposes.
Impairment was recorded on assets held for sale in the three months ended March 31, 2007 and 2006. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $1.5 million recorded during the three months ended March 31, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflected the lowered estimated selling price; and

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel
The impairment of long-lived assets held for sale of $7.2 million recorded during the three months ended March 31, 2006 included the following:
•	$3.8 million on the Holiday Inn Manhattan, KS to record the final disposition of the hotel;

•	$2.3 million on the Holiday Inn Lawrence, KS to record the final disposition of the hotel;

•	$0.4 million on the Holiday Inn Sheffield, AL to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006;

•	$0.4 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price and to reflect the write-off of capital improvements that did not add incremental value or revenue generating capacity;

•	$0.2 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006; and

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter 2006
Income Taxes
For the year ended December 31, 2006, we had estimated taxable income of $20.3 million. Because we had net operating losses available for federal income tax purposes, federal alternative minimum taxes of $0.3 million were paid for the year ended December 31, 2006. A net loss was reported for federal income tax purposes for the year ended December 31, 2005 and no federal income taxes were paid. At December 31, 2006, available net operating loss carryforwards of $318.9 million were reported for federal income tax purposes of which $221.6 million were available for use. The net operating losses will expire in years 2019 through 2025, including the utilization of an estimated tax net operating loss carryforward of $20.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are not subject to Section 382 limitations. The amount of losses subject to Section 382 limitations is $149.1 million; losses not subject to 382 limitations are $72.2 million. At December 31, 2006, available Section 382 net operating loss carryforwards of approximately $0.3 million were available for federal income tax purposes.
In 2007, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards.
Furthermore, at December 31, 2006, a valuation allowance of $121.4 million fully offset our net deferred tax asset. Approximately $97.3 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At March 31, 2007, the valuation allowance decreased to $81.3 million. Approximately $77.0 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to $0.7 million of pre-emergence deferred tax assets to offset income from discontinued operations, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid-in capital in accordance with SOP 90-7. The release also relates to $39.4 million of net operating losses that will expire unused due to Section 382 limitations and other prior period corrections. Additionally, a tax benefit was recognized as well as a corresponding increase in deferred tax assets of $0.3 million on the loss from continuing operations which is expected to reverse by the end of the year. No offsetting valuation allowance was recorded. At March 31, 2007, net operating loss carryforwards of $221.6 million were reported for federal income tax purposes, which will expire in years 2019 through 2025 and reflect only those losses available for use.
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006.
We were required to adopt the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000 and 2001 due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2003, 2004, 2005 and 2006 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

EBITDA
We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to measure our performance and to assist us in the assessment of hotel property values. EBITDA is also a widely-used industry measure. However, EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. Depreciation, amortization and impairment are significant non-cash expenses for us as a result of the high proportion of our assets which are long-lived, including property, plant and equipment. We depreciate property, plant and equipment over their estimated useful lives. We amortize deferred financing costs (using the effective interest method) and franchise fees over the terms of their applicable agreements. We also believe that EBITDA provides pertinent information to investors and is an additional indicator of our operating performance.
The following table reconciles income from continuing operations, a GAAP measure, to EBITDA from continuing operations, a non-GAAP measure, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands)
Loss from continuing operations	$(485)	$(1,729)
Depreciation and amortization	7,802	7,358
Interest income	(925)	(309)
Interest expense	6,198	6,342
Benefit for income taxes — continuing operations	(686)	(725)

EBITDA from continuing operations	$11,904	$10,937

Income from continuing operations, and accordingly, and EBITDA from continuing operations, include the following items:

	Three Months Ended March 31,
	2007	2006
	(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$3
Impairment of long-lived assets	265	194
Casualty (gains) losses, net (1)	(1,531)	130

(1)	Amount is net of the related minority interest effect.

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended March 31, 2007. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 44 hotels classified as held for use at March 31, 2007:

	2007	2006				2005
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(Unaudited in thousands)
Revenues:
Rooms	$50,243	$45,617	$50,445	$53,788	$47,869	$40,957	$44,652	$44,058
Food and beverage	13,844	15,134	12,912	15,636	12,110	11,973	11,570	13,152
Other	2,061	2,066	2,105	2,154	1,949	1,849	2,014	2,043

	66,148	62,817	65,462	71,578	61,928	54,779	58,236	59,253

Direct operating expenses:
Rooms	12,679	12,462	13,297	13,310	12,203	11,253	11,766	11,586
Food and beverage	9,984	10,363	9,772	10,469	9,019	8,444	8,277	8,989
Other	1,512	1,456	1,523	1,657	1,525	1,484	1,517	1,567

	24,175	24,281	24,592	25,436	22,747	21,181	21,560	22,142

	41,973	38,536	40,870	46,142	39,181	33,598	36,676	37,111
Other operating expenses:
Other hotel operating costs	20,013	18,304	19,078	18,755	18,562	17,265	17,813	16,282
Property and other taxes, insurance and leases	5,611	5,813	5,862	4,717	4,401	3,937	4,357	4,278
Corporate and other	5,682	4,959	5,592	5,292	4,917	4,314	5,771	5,282
Casualty (gain) losses, net	(1,867)	—	(3,085)	31	166	(28,754)	190	—
Depreciation and amortization	7,802	7,770	7,886	7,704	7,358	7,002	5,250	5,007
Impairment of long-lived assets	265	225	323	16	194	1,018	83	64

Other operating expenses	37,506	37,071	35,656	36,515	35,598	4,782	33,464	30,913

	4,467	1,465	5,214	9,627	3,583	28,816	3,212	6,198
Other income (expenses):
Business interruption insurance proceeds	—	530	2,706	695	—	1,772	6,094	1,729
Interest income and other	925	664	786	848	309	271	340	51
Other interest expense	(6,198)	(6,297)	(6,482)	(6,227)	(6,342)	(5,485)	(5,285)	(5,275)

(Loss) income before income taxes and minority interest	(806)	(3,638)	2,224	4,943	(2,450)	25,374	4,361	2,703
Minority interests	(365)	335	100	(136)	(4)	(8,486)	(1,127)	(120)

(Loss) income before income taxes — continuing operations	(1,171)	(3,303)	2,324	4,807	(2,454)	16,888	3,234	2,583
Benefit (provision) for income taxes — continuing operations	686	(9,082)	(1,039)	(2,245)	725	(8,383)	(12)	(67)

(Loss) income from continuing operations	(485)	(12,385)	1,285	2,562	(1,729)	8,505	3,222	2,516

Discontinued operations:
Income (loss) from discontinued operations before income taxes	2,182	(12,765)	(1,917)	1,853	4,812	(1,014)	6,487	(642)
Minority interests	—	—	—	—	—	—	—	—
(Provision) benefit for income taxes	(1,854)	4,437	794	(414)	(1,709)	313	—	—

Income (loss) from discontinued operations	328	(8,328)	(1,123)	1,439	3,103	(701)	6,487	(642)

Net (loss) income attributable to common stock	$(157)	$(20,713)	$162	$4,001	$1,374	$7,804	$9,709	$1,874

EBITDA Reconciliation of Continuing Operations
The following table is a reconciliation of the quarterly EBITDA, a non-GAAP measure, for the past eight quarters for the hotels classified as held for sale as of March 31, 2007, reflecting the reclassification of certain hotels from held for use to held for sale as discussed in connection with the preceding table:

	2007	2006				2005
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(Unaudited in thousands)
Income (loss) from continuing operations	$(485)	$(12,385)	$1,285	$2,562	$(1,729)	$8,505	$3,222	$2,516
Depreciation and amortization	7,802	7,770	7,886	7,704	7,358	7,002	5,250	5,007
Interest income	(925)	(664)	(786)	(848)	(309)	(262)	(340)	(204)
Interest expense	6,198	6,297	6,482	6,227	6,342	5,485	5,285	5,275
Provision (benefit) for income taxes — continuing operations	(686)	9,082	1,039	2,245	(725)	8,383	12	67

EBITDA from continuing operations	$11,904	$10,100	$15,906	$17,890	$10,937	$29,113	$13,429	$12,661

Income (loss) from continuing operations, and accordingly, EBITDA from continuing operations, include the following items:

	2007	2006				2005
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(Unaudited in thousands)
Post-emergence Chapter 11 expenses, included in corporate and other on consolidated statement of operations	$—	$—	$—	$—	$3	$(2)	$13	$52
Impairment of long-lived assets	265	225	323	16	194	1,018	83	64
Casualty (gains) losses (1)	(1,531)	—	(3,464)	30	130	(20,859)	155	—
Business interruption insurance proceeds	—	(696)	(2,252)	(695)	—	(1,223)	(4,780)	(1,430)
Write-off of receivable from non-consolidated hotel	—	—	—	—	—	1	(200)	946
Write-off of investment in subsidiary for non-consolidated hotel	—	—	—	—	—	—	—	170

(1)	Amount is net of the related minority interest effect.
Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three months ended March 31, 2007 and 2006, by market. The tables exclude the Holiday Inn Marietta, GA since it was closed on January 15, 2006 due to fire damage.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, and Springhill Suites by Marriott;

•	Midscale with Food & Beverage: Clarion, Doubletree Club, Holiday Inn, Holiday Inn Select, Quality Inn, Ramada, and Ramada Plaza;

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express; and

•	Economy: Park Inn

Combined Continuing and Discontinued Operations — 66 hotels (excludes 1 hotel)

	Three Months Ended March 31,
	2007	2006
Upper Upscale
Number of properties	4	4
Number of rooms	825	825
Occupancy	66.6%	67.4%
Average daily rate	$119.30	$112.19
RevPAR	$79.51	$75.59

Upscale
Number of properties	21	22
Number of rooms	3,852	4,149
Occupancy	68.3%	68.3%
Average daily rate	$115.09	$107.89
RevPAR	$78.60	$73.66

Midscale with Food & Beverage
Number of properties	33	32
Number of rooms	6,409	6,112
Occupancy	56.0%	54.9%
Average daily rate	$82.78	$80.78
RevPAR	$46.38	$44.39

Midscale without Food & Beverage
Number of properties	5	6
Number of rooms	596	713
Occupancy	64.9%	60.7%
Average daily rate	$85.13	$80.65
RevPAR	$55.23	$48.96

Economy
Number of properties	1	1
Number of rooms	126	126
Occupancy	66.5%	41.4%
Average daily rate	$61.64	$58.46
RevPAR	$41.00	$24.23

Independent Hotels
Number of properties	2	1
Number of rooms	222	105
Occupancy	37.6%	55.3%
Average daily rate	$50.49	$52.67
RevPAR	$18.97	$29.11

All Hotels
Number of properties	66	66
Number of rooms	12,030	12,030
Occupancy	60.9%	60.6%
Average daily rate	$96.64	$93.28
RevPAR	$58.85	$56.51

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended March 31,
	2007	2006
Upper Upscale
Number of properties	4	4
Number of rooms	825	825
Occupancy	66.6%	67.4%
Average daily rate	$119.30	$112.19
RevPAR	$79.51	$75.59

Upscale
Number of properties	20	20
Number of rooms	3,577	3,577
Occupancy	68.1%	70.8%
Average daily rate	$118.45	$111.37
RevPAR	$80.68	$78.88

Midscale with Food & Beverage
Number of properties	16	16
Number of rooms	3,171	3,171
Occupancy	62.1%	60.8%
Average daily rate	$94.39	$90.21
RevPAR	$58.63	$54.87

Midscale without Food & Beverage
Number of properties	2	2
Number of rooms	245	245
Occupancy	58.0%	60.5%
Average daily rate	$107.32	$99.21
RevPAR	$62.27	$60.07

Independent Hotels
Number of properties	1	1
Number of rooms	105	105
Occupancy	56.3%	55.3%
Average daily rate	$47.70	$52.67
RevPAR	$26.88	$29.11

All Hotels
Number of properties	43	43
Number of rooms	7,923	7,923
Occupancy	65.1%	65.9%
Average daily rate	$108.24	$102.57
RevPAR	$70.45	$67.59

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three months ended March 31, 2007 and 2006, by region. The tables exclude the Holiday Inn Marietta, GA because it was closed on January 15, 2006 due to fire damage.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Alabama, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Iowa, Indiana, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 66 hotels (excludes 1 hotel)

	Three Months Ended March 31,
	2007	2006
Northeast Region
Number of properties	25	25
Number of rooms	4,639	4,639
Occupancy	57.3%	56.8%
Average daily rate	$94.60	$93.13
RevPAR	$54.18	$52.89

Southeast Region
Number of properties	22	22
Number of rooms	3,777	3,777
Occupancy	58.9%	58.5%
Average daily rate	$93.65	$92.79
RevPAR	$55.16	$54.32

Midwest Region
Number of properties	12	12
Number of rooms	2,298	2,298
Occupancy	59.7%	62.3%
Average daily rate	$86.74	$82.18
RevPAR	$51.76	$51.21

West Region
Number of properties	7	7
Number of rooms	1,316	1,316
Occupancy	81.5%	76.5%
Average daily rate	$120.54	$110.51
RevPAR	$98.30	$84.49

All Hotels
Number of properties	66	66
Number of rooms	12,030	12,030
Occupancy	60.9%	60.6%
Average daily rate	$96.64	$93.28
RevPAR	$58.85	$56.51

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended March 31,
	2007	2006
Northeast Region
Number of properties	17	17
Number of rooms	3,463	3,463
Occupancy	61.3%	61.5%
Average daily rate	$101.68	$98.86
RevPAR	$62.31	$60.83

Southeast Region
Number of properties	11	11
Number of rooms	1,729	1,729
Occupancy	64.9%	65.1%
Average daily rate	$115.44	$114.56
RevPAR	$74.91	$74.54

Midwest Region
Number of properties	8	8
Number of rooms	1,415	1,415
Occupancy	59.4%	67.8%
Average daily rate	$99.46	$88.96
RevPAR	$59.04	$60.27

West Region
Number of properties	7	7
Number of rooms	1,316	1,316
Occupancy	81.5%	76.5%
Average daily rate	$120.54	$110.51
RevPAR	$98.30	$84.49

All Hotels
Number of properties	43	43
Number of rooms	7,923	7,923
Occupancy	65.1%	65.9%
Average daily rate	$108.24	$102.57
RevPAR	$70.45	$67.59

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds relating to the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At March 31, 2007, airline receivables represented approximately 15% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At March 31, 2007, we had 23 hotels classified as held for sale.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, and to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors” of our Form 10-K for the year ended December 31, 2006.
Subsequent to March 31, 2007, we entered into a $130 million loan agreement. After paying $8.6 million to settle closing costs and establish required reserve balances, we utilized the remaining proceeds as follows:
•	$46.1 million of the loan proceeds, along with $9.7 million of funds held in reserve, were used to pay off a floating rate loan.

•	$59.6 million of the loan proceeds, along with $11.7 million of cash, were used to defease a fixed rate loan.

•	$15.7 million was held in a restricted cash account, pending resolution of the terms of a ground lease relating to one of the hotels secured by the new loan.
We also paid off two loans totaling $8.6 million and defeased $5.7 million of the $60.9 million balance of one our fixed rate loans. We intend to continue to use our cash flow to make scheduled debt service payments, fund operations and capital expenditures, and build cash reserves. At this point in time, we do not intend to pay dividends on our common stock.
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
At March 31, 2007, we had working capital (current assets less current liabilities) of $47.1 million compared to $32.7 million at December 31, 2006. The increase in working capital was primarily the result of the reclassification of certain long-term debt instruments from current to long-term as management now has the intent and ability to extend the terms of the debt agreement.
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

Operating activities
Operating activities generated cash of $4.8 million in the first three months of 2007, compared with $15.5 million of cash in the first three months of 2006. The decrease in cash generated by operations was largely attributable to the winddown of insurance claim activity as well as the timing of prepayments.
Investing activities
Investing activities used $5.1 million of cash in the first three months of 2007. Capital improvements in were $8.4 million. Additionally, we paid $2.9 million to acquire the minority partner’s interest in one of our hotels and deposited $1.7 million in capital expenditure reserves with our lenders. We received $5.5 million in proceeds from sale of assets, withdrew $1.2 million from restricted cash accounts, and collected $1.1 million in insurance receipts related to casualty claims.
Investing activities used $11.7 million of cash in the first three months of 2006. Capital improvements were $17.2 million. We received $2.1 million in proceeds from the sale of assets and we withdrew $2.3 million from capital expenditure reserves with our lenders. We deposited $0.6 million into restricted cash accounts and were advanced $0.5 million for property damage claims related to a mold claim at one of our hotels.
Financing activities
Financing activities used cash of $6.3 million in the first three months of 2007. We made principal payments of $4.0 million, purchased $1.9 million of treasury stock, and paid deferred loan costs of $0.3 million.
Financing activities generated cash of $15.0 million in the first three months of 2006. We refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds were used to paydown existing debt and for general corporate purposes. As a result of these refinancings, four hotels were unencumbered. We paid deferred loan costs of $1.2 million associated with these financings. Additionally, we made principal payments of $28.7 million, including the previously mentioned paydown.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2006 and Notes 7 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At March 31, 2007 and December 31, 2006, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $96.3 million and $98.6 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.2 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the interest rate caps totaled $10,000 and is recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at March 31, 2007 and December 31, 2006 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of March 31, 2007 would be a reduction in income before income taxes of approximately $10,000.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt at March 31, 2007 would be approximately $6.2 million.
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
•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices; and

•	The risks identified in our Form 10-K for the year ended December 31, 2006 under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures carried out as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective because they would cause material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LODGIAN, INC.

	By:	/s/ EDWARD J. ROHLING Edward J. Rohling
Date: May 9, 2007		President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN James A. MacLennan
Date: May 9, 2007		Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.4	4.5 Preferred Share Exchange Agreement, dated June 22, 2004, by and among Lodgian, Inc. and the record and/or beneficial stockholders as signatories thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 1-14537), filed on August 16, 2004).

10.1	Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated May 2, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the period ended March 31, 2004 (File No. 1-14537), filed with the Commission on May 14, 2004).

Exhibit
Number	Description
10.2	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated March 29, 2007 (Incorporated be reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12537), filed with the Commission on March 30, 2007).

10.3	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.4	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.5	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.6	Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated July 12, 2005 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.7	Amended and Restated Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated April 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537). Filed with the Commission on April 26, 2007).

10.8	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.9	Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.10	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-14537), filed with the Commission on March 30, 2007).

10.11	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.12	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.13	2002 Amended and Restated Stock Incentive Plan of Lodgian, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-1113410), filed on June 6, 2004).

10.14	First Amendment to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. dated April 28, 2005 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report for the period ended March 31, 2005 (File No. 1-14537), filed with the Commission on May 10, 2005).

10.15	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.16	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.17	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective September 1, 2003 (Incorporated by reference to Exhibit 20.1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

10.18	Executive Employment Agreement between Mark D. Linch and Lodgian, Inc., dated June 8, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on June 14, 2006).

10.19	Amended and Restated Executive Employment Agreement between Mark D. Linch and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

Exhibit
Number	Description
10.20	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.21	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.22	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

10.23	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.