Form 10-Q
period 2007-06-30
LODGIAN INC
filed 2007-08-08
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common	24,685,375

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$97,581	$48,188
Cash, restricted	10,096	13,791
Accounts receivable (net of allowances: 2007 — $417; 2006 — $277)	11,915	7,404
Insurance receivable	2,566	2,347
Inventories	2,950	2,893
Prepaid expenses and other current assets	26,658	22,450
Assets held for sale	21,868	89,437

Total current assets	173,634	186,510

Property and equipment, net	488,654	487,022
Deposits for capital expenditures	17,908	19,802
Other assets	5,961	5,824

	$686,157	$699,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,704	$7,742
Other accrued liabilities	29,856	27,724
Advance deposits	2,252	1,384
Insurance advances	2,000	2,063
Current portion of long-term liabilities	17,909	46,557
Liabilities related to assets held for sale	13,269	68,351

Total current liabilities	73,990	153,821

Long-term liabilities	359,914	292,301

Total liabilities	433,904	446,122

Minority interests	10,264	10,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,903,783 and 24,860,321 issued at June 30, 2007 and December 31, 2006, respectively	249	249
Additional paid-in capital	328,829	327,634
Accumulated deficit	(85,236)	(84,816)
Accumulated other comprehensive income	3,125	2,088
Treasury stock, at cost, 402,470 and 251,619 shares at June 30, 2007 and December 31, 2006, respectively	(4,978)	(3,041)

Total stockholders’ equity	241,989	242,114

	$686,157	$699,158

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$56,216	$53,788	$106,459	$101,657
Food and beverage	16,779	15,636	30,623	27,746
Other	2,453	2,154	4,514	4,103

Total revenues	75,448	71,578	141,596	133,506

Direct operating expenses:
Rooms	13,756	13,310	26,435	25,513
Food and beverage	11,021	10,469	21,005	19,488
Other	1,642	1,657	3,154	3,182

Total direct operating expenses	26,419	25,436	50,594	48,183

	49,029	46,142	91,002	85,323

Other operating expenses:
Other hotel operating costs	20,478	18,755	40,491	37,317
Property and other taxes, insurance, and leases	5,212	4,717	10,823	9,118
Corporate and other	5,930	5,292	11,612	10,209
Casualty (gains) losses, net	—	31	(1,867)	197
Depreciation and amortization	7,960	7,704	15,762	15,062
Impairment of long-lived assets	222	16	487	210

Total other operating expenses	39,802	36,515	77,308	72,113

Operating income	9,227	9,627	13,694	13,210

Other income (expenses):
Business interruption proceeds	272	695	272	695
Interest income and other	822	848	1,747	1,157
Interest expense	(6,767)	(6,227)	(12,965)	(12,569)
Loss on debt extinguishment	(3,411)	—	(3,411)	—

Income (loss) before income taxes and minority interests	143	4,943	(663)	2,493
Minority interests (net of taxes, nil)	(56)	(136)	(421)	(140)
(Provision) benefit for income taxes — continuing operations	(19)	(2,245)	667	(1,520)

Income (loss) from continuing operations	68	2,562	(417)	833

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(565)	1,853	1,617	6,665
Benefit (provision) for income taxes — discontinued operations	234	(414)	(1,620)	(2,123)

(Loss) income from discontinued operations	(331)	1,439	(3)	4,542

Net (loss) income attributable to common stock	$(263)	$4,001	$(420)	$5,375

Basic net (loss) income per share attributable to common stock	$(0.01)	$0.16	$(0.02)	$0.22

Diluted net (loss) income per share attributable to common stock	$(0.01)	$0.16	$(0.02)	$0.22

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
				(Unaudited in thousands, except share data)

Balance, December 31, 2006	24,860,321	249	327,634	(84,816)	2,088	251,619	(3,041)	242,114
Amortization of unearned stock compensation	—	—	656	—	—	—	—	656
Issuance and vesting of restricted and nonvested shares	25,420	1	(1)	—	—	—	—	—
Exercise of stock options	19,415	—	186	—	—	—	—	186
Repurchases of treasury stock	—	—	—	—	—	150,851	(1,937)	(1,937)
Realization of pre-emergence deferred tax asset	—	—	300	—	—	—	—	300
Other	(1,373)	(1)	54	—	—	—	—	53
Comprehensive income:
Net loss	—	—	—	(420)	—	—	—	(420)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	1,037	—	—	1,037

Total comprehensive income								617

Balance, June 30, 2007	24,903,783	249	328,829	(85,236)	3,125	402,470	(4,978)	241,989

Comprehensive income for the three months ended June 30, 2007 was $0.7 million. Comprehensive income for the three and six months ended June 30, 2006 was $4.5 million and $5.9 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited in thousands)
Operating activities:
Net (loss) income	$(420)	$5,375
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,762	17,963
Impairment of long-lived assets	2,564	8,234
Stock compensation expense	656	845
Casualty gain, net	(4,525)	—
Deferred income taxes	300	3,377
Minority interests	421	140
Gain on asset dispositions	(197)	(1,483)
Loss (gain) on extinguishment of debt	4,522	(10,869)
Amortization of deferred financing costs	656	676
Other	—	202
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,514)	(3,838)
Insurance receivable	958	5,945
Inventories	(29)	(480)
Prepaid expenses and other assets	345	(3,528)
Accounts payable	(562)	1,674
Other accrued liabilities	1,836	2,463
Advance deposits	957	340

Net cash provided by operating activities	18,730	27,036

Investing activities:
Capital improvements	(19,000)	(26,206)
Proceeds from sale of assets, net of related selling costs	64,800	9,404
Acquisition of minority partner’s interest	(2,862)	—
Withdrawals for capital expenditures	1,909	4,900
Insurance receipts related to casualty claims, net	1,023	1,852
Net decrease in restricted cash	3,695	671
Other	8	(71)

Net cash provided by (used in) investing activities	49,573	(9,450)

Financing activities:
Proceeds from issuance of long term debt	130,000	44,954
Proceeds from exercise of stock options and issuance of common stock	186	287
Principal payments on long-term debt	(141,733)	(34,134)
Purchase of treasury stock	(1,937)	(543)
Payments of deferred financing costs	(1,659)	(870)
Payments of defeasance costs	(3,895)	—
Other	(15)	10

Net cash (used in) provided by financing activities	(19,053)	9,704

Effect of exchange rate changes on cash	143	48

Net increase in cash and cash equivalents	49,393	27,338
Cash and cash equivalents at beginning of period	48,188	19,097

Cash and cash equivalents at end of period	$97,581	$46,435

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$14,663	$17,680
Interest capitalized	21	117
Income taxes, net of refunds	876	590
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt decrease	—	10,195
Treasury stock repurchases traded, but not settled	—	94
Purchases of property and equipment on account	2,544	5,197
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
As of June 30, 2007, the Company operated 51 hotels with an aggregate of 9,166 rooms, located in 26 states and Canada. Of the 51 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 7 hotels with an aggregate of 1,050 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 51 hotels consisted of:
•	49 hotels that were wholly owned and operated through subsidiaries; and

•	two hotels that were operated in joint ventures in which the Company has a 50% voting equity interest and exercises control.
On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza Hotel for $2.9 million. As a result, this hotel is now consolidated as a wholly-owned subsidiary.
As of June 30, 2007, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 31 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional 6 hotels under other nationally recognized brands.
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
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and June 30, 2006 and cash flows for the six months ended June 30, 2007 and June 30, 2006. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
The following schedule summarizes the activity for the six months ended June 30, 2007:

Available under the plan, less previously issued as of December 31, 2006	2,568,029
Nonvested stock issued January 26, 2007	(63,000)
Nonvested stock issued February 12, 2007	(46,000)
Nonvested stock issued March 30, 2007	(18,800)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	4,226
Nonvested shares forfeited in 2007	1,259
Stock options forfeited in 2007	26,833

Available for issuance, June 30, 2007	2,472,547

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the six months ended June 30, 2007.
A summary of stock option activity during the six months ended June 30, 2007 is summarized below:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2006	356,313	$10.60
Exercised	(19,415)	9.61
Forfeited	(26,833)	10.78

Balance, June 30, 2007	310,065	$10.65

The amount of cash received from the exercise of stock options during the six months ended June 30, 2007 was $187,000. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 was $105,000.
A summary of options outstanding and exercisable (vested), and expected to vest at June 30, 2007 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price

$7.83 to $9.39	141,825	7.7	$9.05	83,000	7.5	$9.05
$9.40 to $10.96	114,424	6.9	$10.49	108,592	6.9	$10.50
$10.97 to $15.66	53,816	5.7	$15.21	53,816	5.7	$15.21

	310,065	7.1	$10.65	245,408	6.8	$11.04

Expected to vest	300,366	7.0	$10.70

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$1,358

Aggregate intrinsic value of stock options expected to vest	$1,301

Aggregate intrinsic value of stock options exercisable	$979

Restricted Stock
A summary of restricted stock activity during the six months ended June 30, 2007 is summarized below:

		Weighted Average
	Restricted Stock	Exercise Price
Balance, December 31, 2006	7,694	$12.88
Expiration of restrictions	(7,694)	12.88

Balance, June 30, 2007	—	$—

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
A summary of nonvested stock activity during the six months ended June 30, 2007 is as follows:

		Weight Average
	Nonvested Stock	Exercise Price
Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(1,259)	13.26
Vested	(25,420)	12.76

Balance, June 30, 2007	183,728	$12.39

The aggregate fair value of nonvested stock awards that vested during the six months ended June 30, 2007 was $0.4 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of June 30, 2007 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)

Stock Options	$291	0.89
Nonvested Stock	1,539	2.41

Total	$1,830	2.36

Compensation expense for the three months ended June 30, 2007 and 2006 is summarized below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)

Stock Options	$(208)	$(81)	$209	$81
Nonvested Stock	372	144	131	51
Other	—	—	37	14

Total	$164	$63	$377	$146

Compensation expense for the six months ended June 30, 2007 and 2006 is summarized below:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)

Stock Options	$(2)	$(1)	$415	$161
Nonvested Stock	658	255	235	91
Restricted Stock	—	—	161	62
Other	—	—	37	14

Total	$656	$254	$848	$328

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, the Company records compensation expense based on estimated forfeitures and revises compensation expense, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three months ended June 30, 2007, the Company determined that the estimated forfeiture rate for certain stock option awards was lower than actual. As a result, the Company recorded a $0.4 million adjustment to reduce compensation expense related to stock options. In addition, the Company determined that the estimated forfeiture rate for certain nonvested stock awards was higher than actual, which resulted in a $0.1 million adjustment to increase compensation expense related to nonvested stock.

4. Treasury Stock
During the six months ended June 30, 2007, 25,420 shares of nonvested stock awards vested, of which 4,226 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $54,000.
In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. During the six months ended June 30, 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million. The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
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
In June 2007, the Company sold the Holiday Inn Sheffield, AL, which was previously written down to its estimated net selling price, for a gross sales price of $4.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes. Also in June 2007, the Company sold the following 15 hotels:
•	Clarion Louisville, KY

•	Crowne Plaza Cedar Rapids, IA

•	Augusta West Inn Augusta, GA

•	Holiday Inn Greentree, PA

•	Holiday Inn Lancaster East, PA

•	Holiday Inn Lansing, MI

•	Holiday Inn Pensacola, FL

•	Holiday Inn Winter Haven, FL

•	Holiday Inn York, PA

•	Holiday Inn Express Dothan, AL

•	Holiday Inn Express Pensacola, FL

•	Park Inn Brunswick, GA

•	Quality Inn Dothan, AL

•	Ramada Plaza Macon, GA

•	Ramada Inn North Charleston, SC
These 15 hotels, along with an additional hotel expected to be sold later in the year, were negotiated in a single purchase-sale agreement to an individual buyer. The agreement met the criteria for recognition as a group sale and the aggregate transaction is expected to result in a gain. $60.8 million of the aggregate purchase price was allocated to the 15 hotels and the net proceeds, after paying settlement costs, were used for general corporate purposes. The gain, which will be deferred until the remaining hotel is sold, is included in Liabilities Related to Assets Held for Sale in the Company’s Balance Sheet.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at June 30, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $0.6 million recorded during the three months ended June 30, 2007 related mainly to the Holiday Inn Jamestown, NY to reflect the estimated selling price.
The impairment of long-lived assets held for sale of $2.1 million recorded during the six months ended June 30, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
The impairment of long-lived assets held for sale of $0.8 million recorded during the three months ended June 30, 2006 included the following (amounts below are individually rounded):
•	$0.7 million on the University Plaza Bloomington, IN hotel which was classified as held for sale during the second quarter, to reduce the carrying value to the estimated selling price less costs to sell; and

•	$36,000 related to various other held-for-sale properties primarily to reduce the carrying values to estimated selling prices less costs to sell, and to record the final disposition of certain properties.
The impairment of long-lived assets held for sale of $8.0 million recorded during the six months ended June 30, 2006 included the following (amounts below are individually rounded):
•	$3.9 million on the Holiday Inn Manhattan, KS to record the final disposition of the hotel;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the final disposition of the hotel;

•	$0.5 million on the Holiday Inn Sheffield, AL to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price and to reflect the write-off of capital improvements that did not add incremental value or revenue generating capacity;

•	$0.2 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006; and

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter 2006

•	$0.7 million on the University Plaza Bloomington, IN hotel which was classified as held for sale during the second quarter, to reduce the carrying value to the estimated selling price less costs to sell; and

•	$36,000 related to various other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At June 30, 2007, the held for sale portfolio consisted of 7 hotels:
•	Holiday Inn Clarksburg, WV

•	Holiday Inn Fairmont, WV

•	Holiday Inn Frederick, MD

•	Holiday Inn Fort Wayne, IN

•	Holiday Inn Jamestown, NY

•	Holiday Inn St. Paul, MN

•	Vermont Maple Inn Colchester, VT
Summary balance sheet information for assets held for sale is as follows:

	June 30, 2007	December 31, 2006
	(Unaudited in thousands)

Property and equipment, net	$18,903	$83,462
Other assets	2,965	5,975

Assets held for sale	$21,868	$89,437

Other liabilities	$6,900	$10,630
Long-term debt	6,369	57,721

Liabilities related to assets held for sale	$13,269	$68,351

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Unaudited in thousands)

Total revenues	$17,330	$25,726	$35,363	$47,621
Total expenses	(15,200)	(22,273)	(31,840)	(42,945)
Impairment of long-lived assets	(612)	(818)	(2,077)	(8,024)
Business interruption proceeds	—	457	—	457
Interest income and other	—	—	1	10
Interest expense	(362)	(1,506)	(1,574)	(3,044)
Casualty gains, net	—	274	2,658	239
(Loss) gain on asset disposition	(610)	(7)	197	1,482
(Loss) gain on extinguishment of debt	(1,111)	—	(1,111)	10,869
Benefit (provision) for income taxes	234	(414)	(1,620)	(2,123)

(Loss) income from discontinued operations	$(331)	$1,439	(3)	4,542

In addition to the assets held for sale listed above, the hotels that were sold during the six months ended June 30, 2007 (as discussed above), were included in the statement of operations for discontinued operations, as well as the properties that were sold prior to 2007.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited in thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$68	$2,562	$(417)	$833
(Loss) income from discontinued operations	(331)	1,439	(3)	4,542

Net (loss) income attributable to common stock	$(263)	$4,001	$(420)	$5,375

Denominator:
Basic weighted average shares	24,483	24,634	24,490	24,635

Diluted weighted average shares	24,483	24,743	24,490	24,731

Basic (loss) income per common share:
Loss from continuing operations	$—	$0.10	$(0.02)	$0.03
Income from discontinued operations	(0.01)	0.06	—	0.18

Net (loss) income attributable to common stock	$(0.01)	$0.16	$(0.02)	$0.22

Diluted (loss) income per common share:
Loss from continuing operations	$—	$0.10	$(0.02)	$0.03
Income from discontinued operations	(0.01)	0.06	—	0.18

Net (loss) income attributable to common stock	$(0.01)	$0.16	$(0.02)	$0.22

The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 310,065 shares of common stock), the assumed conversion of 183,728 shares of nonvested stock in the computation of diluted income per share for the three and six months ended June 30, 2007, and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three and six months ended June 30, 2006, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 69,812 shares of common stock), the assumed conversion of 51,000 shares of nonvested stock in the computation of diluted income per share, and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of June 30, 2007, 43 of the 51 hotels were pledged as collateral for mortgage debt. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 56% of the mortgage debt bears interest at fixed rates and approximately 44% of the debt is subject to floating rates of interest. A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

		June 30, 2007		December 31, 2006
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at June 30, 2007
Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	—	$—	$—	$58,118
Merrill Lynch Mortgage Lending, Inc. — Fixed	22	237,217	163,969	239,383	6.58%
Goldman Sachs Commercial Mortgage Capital, L.P.	10	120,262	130,000	—	LIBOR plus 1.50%; capped at 8.5%
Computer Share Trust Company of Canada	1	16,987	8,142	7,551	7.88%
Lehman Brothers Holdings, Inc.	2	29,921	6,380	15,194	8.90%
Wachovia	4	37,005	35,755	36,081	$9,756 at 6.03%; $3,084 at 5.78%; 22,915 at 6.04%
IXIS	4	36,398	40,308	40,500	$18,883 at LIBOR plus 2.90%, capped at 8.4%; $21,425 at LIBOR plus 2.95%, capped at 8.45%

Total	43	477,790	384,554	396,828	6.85%(1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	938	1,263
Other	—	—	447	1,038

	—	—	1,385	2,301

Property, plant and equipment — Unencumbered	8	29,767	—	—

	51	507,557	385,939	399,129
Held for sale	(7)	(18,903)	(8,116)	(60,271)

Total June 30, 2007 (2)	44	$488,654	$377,823	$338,858

(1)	Represents the Company’s annual weighted average cost of debt at June 30, 2007.

(2)	Includes the current portion.
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
After paying closing costs and establishing required reserve balances totaling $8.6 million, the loan proceeds were used as follows:
•	$46.1 million of the loan proceeds, along with $9.7 million in funds held in reserve by Merrill Lynch, were used to pay off the $55.8 million Merrill Lynch Floating Rate Loan, which was secured by 14 hotels (2 hotels were classified as held for use, while 12 hotels were classified as held for sale). The unamortized deferred loan costs of $0.3 million were recorded as a Loss on Debt Extinguishment in the statement of operations. Of this amount, approximately $0.1 million was recorded in continuing operations and approximately $0.3 million was recorded in discontinued operations.

•	$59.6 million of the loan proceeds, along with $11.7 million of the Company’s cash, were used to defease the Merrill Lynch Fixed Rate #2 Loan, as discussed below.

•	$15.7 million was held in a restricted cash account, pending resolution or settlement of the terms of a ground lease relating to one of the ten hotels securing the loan. In June 2007, the terms of the ground lease were settled and $15.4 million of the restricted cash balance was transferred into an unrestricted cash account.
In April 2007, the Company defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, which was secured by 9 hotels (6 hotels were classified as held for use, while 3 hotels were classified as held for sale). The Company purchased $71.1 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the nine hotels that had served as collateral for the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations of the defeased debt. The Company has no further obligation with regard to the defeased loan. Accordingly, the defeased loan is no longer reflected on the Company’s balance sheet. As a result of the defeasance, the Company recorded $3.8 million as a Loss on Debt Extinguishment in the statement of operations. Of this amount, $3.3 million was recorded in continuing operations, and $0.5 million was recorded in discontinued operations.
In May 2007, the Company repaid two loans totaling $8.6 million, each of which was secured by one hotel. Both loans had reached their scheduled maturity dates.
Also, in May 2007, the Company defeased $5.7 million of the $60.9 million balance of one of the Company’s mortgage loans, which was secured by seven hotels. The Company purchased $6.0 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the two hotels that originally served as collateral for the defeased portion of the loan. Both hotels were classified as held for sale. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased)

portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 42% of total reservations during the six months ended June 30, 2007.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Unaudited in thousands)
Continuing operations	$5,342	$5,068	$10,013	$9,405
Discontinued operations	1,346	2,574	2,574	4,068

	$6,688	$7,642	$12,587	$13,473

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with the current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of three, eight, and three of the franchise agreements for the held for use hotels are scheduled to expire in 2007, 2008, and 2009, respectively. One and five of the franchise agreements for the held for sale hotels are scheduled to expire in 2007 and 2008, respectively. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of August 1, 2007, the Company has been or expects to be notified that it is in default with respect to the agreements at two hotels, and is awaiting cure letters from the franchisor for an additional three hotels, summarized as follows:
•	Two hotels are in default of the franchise agreements.
•	One hotel is held for sale. The Company is currently negotiating a license extension with the franchisor in an effort to maintain the license until the hotel is sold.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. The Company has met with the franchisor and is in the planning and diligence phase of renovation.

•	The Company expects to earn “clean slate” letters for the remaining three hotels in February 2009, August 2009, and February 2010, respectively.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.
The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $4.5 million) to cure the alleged defaults of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.
In addition, as part of the bankruptcy reorganization proceedings, the Company entered into stipulations with each of its major franchisors setting forth a timeline for completion of capital expenditures for some of the hotels. As of August 1, 2007, the Company had not completed the required capital expenditures for 3 hotels (2 of which are held for sale and 1 of which is held for use). However, the Company has sufficient cash and escrow reserves with the lenders to fund the related capital expenditures, pursuant to the terms of the respective loan agreements. A franchisor could, nonetheless, seek to declare its franchise agreement in default of the stipulations and could seek to terminate the franchise agreement.
Letters of Credit
As of June 30, 2007, the Company had three irrevocable letters of credit totaling $3.6 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serves as a guarantee for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in October 2007, November 2007 and January 2008, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At June 30, 2007 and December 31, 2006, the Company had accrued $13.3 million and $11.5 million, respectively, for these liabilities.
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

During the six months ended June 30, 2007, the Company finalized the casualty claims for the two hotels that were damaged by Hurricane Katrina. As a result, the Company recorded net casualty gains of $1.9 million in continuing operations for the hotel that is classified as held for use and $2.7 million in discontinued operations for the hotel that was sold in December 2006.
During the six months ended June 30, 2007, the Company recorded business interruption proceeds of $0.3 million and insurance advances for casualty claims of $1.0 million for the hotel that remains closed. At June 30, 2007, the casualty and business interruption claims were not finalized for this hotel.
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
All pending and threatened claims are covered by the Company’s general liability insurance policies, subject to a self-insurance retention of $250,000, which has already been paid. Management believes that the Company has adequate insurance protection to cover all claims related to this incident and that the resolution of those claims will not have a material adverse effect on the Company’s results of operations or financial condition.
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
Furthermore, at December 31, 2006, a valuation allowance of $121.4 million fully offset the Company’s net deferred tax asset. Approximately $97.3 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At June 30, 2007, the valuation allowance decreased to $81.7 million. Approximately $77.0 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to $0.3 million of pre-emergence deferred tax assets to offset income from discontinued operations, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid-in capital in accordance with SOP 90-7. The release also relates to $39.4 million of net operating losses that will expire unused due to Section 382 limitations. At June 30, 2007, net operating loss carryforwards of $221.6 million were reported for federal income tax purposes, which will expire in years 2019 through 2025 and reflect only those losses available for use.
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

10. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on the results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on the results of operations and financial condition.
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
EITF 06-03 was effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-03 on January 1, 2007. The Company records such taxes on a net basis and chooses not to reevaluate its existing policies.
11. Subsequent Events
In July 2007, the Company:
•	repaid two loans totaling $6.4 million, each of which was secured by one hotel. Both loans had reached their scheduled maturity dates.

•	sold the Holiday Inn Clarksburg, WV for a gross sales price of $2.9 million and the Holiday Inn Ft. Wayne, IN for a gross sales price of $2.8 million. The net proceeds, after paying settlement costs, were used for general corporate purposes. As of August 1, the held for sale portfolio consisted of 5 hotels.

•	defeased $3.1 million of the $65.3 million balance of one of the Company’s mortgage loans, which was secured by nine hotels. The Company purchased $3.2 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the one hotel that originally served as collateral for the undefeased portion of the loan. The hotel was classified as held for sale. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. Accordingly, the defeased portion of the debt will not be reflected in the Company’s consolidated balance sheet in the future. As a result of the defeasance, the Company will record a Loss on Debt Extinguishment of approximately $0.2 million. The entire amount will be recorded in discontinued operations in the Company’s statement of operations.

•	acquired its joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million.
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
As of June 30, 2007, we operated 51 hotels with an aggregate of 9,166 rooms, located in 26 states and Canada. Of the 51 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 7 hotels with an aggregate of 1,050 rooms, were held for sale. We consolidated all of these hotels in our financial statements.
Our portfolio of 51 hotels consisted of:
•	49 hotels that are wholly owned and operated through subsidiaries; and

•	two hotels that are operated in joint ventures in which we have a 50% voting equity interest and exercise control.
On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza hotel for $2.9 million. As a result, this hotel is now consolidated as a wholly-owned subsidiary.
As of June 30, 2007, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 31 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and Springhill Suites by Marriott brands. We operated an additional 6 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Revenues increased $3.9 million, or 5.4%, driven by increases in ADR and occupancy of 3.8% and 0.7%, respectively. RevPAR grew 4.5%. 29 of our hotels generated an aggregate RevPAR growth of 12.0%, driven primarily by segmentation mix and market penetration. 14 of our hotels experienced an aggregate 9.9% decline in RevPAR. These declines were driven by hotels that experienced a decline in Hurricane Katrina related business, hotels under renovation, locations where market supply had increased yet is quickly being absorbed, and hotels whose markets were impacted by changes in the convention calendar and market events. While in general, we expect these hotels to show improved performance in the 3rd and 4th quarters of 2007, the hotels that experienced the prior year Katrina lift and which were under renovation will continue to show declines in RevPAR year over year. Overall, we outperformed the market with a RevPAR index of 103.7%, an increase of 1.7% compared with the same period one year ago.

•	Operating income decreased $0.4 million. As a percentage of total revenues, total operating expenses increased from 86.6% in the first quarter of 2006 to 87.8% in the first quarter of 2007. The following costs, which increased as a percentage of revenues, contributed to the decline in operating income: advertising and promotion costs, hotel general and administrative costs, corporate overhead costs, and property taxes and insurance.
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
The following dispositions took place during the first quarter of 2007:

•	In January 2007, we sold the University Plaza Bloomington, IN for a gross sales price of $2.4 million. An impairment charge of $0.1 million was recorded upon the disposition of this hotel.

•	Additionally, in March 2007, we sold the Holiday Inn Hamburg, NY for a gross sales price of $3.4 million, realized a gain of $0.8 million, and used $2.0 million to pay down debt. The remaining net proceeds, after paying settlement costs, were used for general corporate purposes.
The following dispositions took place during the second quarter of 2007:
•	In June 2007, we sold the Holiday Inn Sheffield, AL, which was previously written down to its estimated net selling price, for a gross sales price of $4.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.

•	In June 2007, we sold 15 hotels. These hotels, along with an additional hotel expected to be sold later in the year, were negotiated in a single purchase-sale agreement to an individual buyer. The agreement met the criteria for recognition as a group sale and the aggregate transaction is expected to result in a gain. $60.8 million of the aggregate purchase price was allocated to the 15 hotels and the net proceeds, after paying settlement costs, were used for general corporate purposes. The gain, which will be deferred until the remaining hotel is sold, is included in Liabilities Related to Assets Held for Sale in our Balance Sheet.
The condensed consolidated statements of operations for discontinued operations for the three and six months ended June 30, 2007 and 2006 include the results of operations for the 7 hotels classified as held for sale at June 30, 2007, as well as all properties that have been sold in accordance with SFAS No. 144.
The assets held for sale at June 30, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2007 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the six months ended June 30, 2007, we recorded impairment charges of $2.1 million on assets held for sale.
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
Income Statement Overview
The discussion below relates to our 44 continuing operations hotels (including the Holiday Inn Marietta, GA, which is closed following a fire), for the three months ended June 30, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended June 30, 2007 and 2006.
Revenues — Continuing Operations

	Three Months Ended June 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)

Revenues:
Rooms	$56,216	$53,788	$2,428	4.5%
Food and beverage	16,779	15,636	1,143	7.3%
Other	2,453	2,154	299	13.9%

Total revenues	$75,448	$71,578	$3,870	5.4%

Occupancy	72.3%	71.8%		0.7%
ADR	$107.85	$103.87	$3.98	3.8%
RevPar	$77.97	$74.59	$3.38	4.5%
Revenues for the second quarter of 2007 increased $3.9 million or 5.4% as room revenues increased 4.5%, food & beverage revenues increased 7.3%, and other revenues rose 13.9%. The growth in room revenue was driven by a 3.8% increase in average daily rate and a 0.7% increase in occupancy. Transient revenue rose 2.4%, group revenue increased 8.4% and contract revenue grew 16.2% for the quarter. A la carte food & beverage revenue increased 2.1% (1.4% on a per occupied room basis) and banquet food revenues increased 10.6%. Other revenues increased 13.9% as telephone revenue declined 26.7%, but was more than offset by an 18.6% increase in all other operating revenues.
The second quarter of 2007 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the second quarter of 2007 for four hotels under renovation was $0.2 million. There was no revenue displacement in the second quarter of 2006.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended June 30, 2007 and 2006. To illustrate the impact of the hotel closed due to fire, the impact of the hotel that benefited from Hurricane Katrina, the impact of renovations underway and completed, and the impact of branding, we have presented this information in seven different subsets.

Hotel	Room		Three Months Ended June 30,
Count	Count		2007	2006	Increase (decrease)
		Continuing Operations less one hotel
43	7,923	closed in 2006 due to fire
		Occupancy	72.3%	71.8%		0.7%
		ADR	$107.85	$103.87	$3.98	3.8%
		RevPAR	$77.97	$74.59	$3.38	4.5%
		RevPAR Index	103.7%	102.0%		1.7%

		Continuing Operations less one hotel
		closed in 2006 due to fire and Radisson
42	7,679	New Orleans Airport hotel
		Occupancy	72.4%	72.2%		0.3%
		ADR	$108.47	$103.10	$5.37	5.2%
		RevPAR	$78.49	$74.48	$4.01	5.4%
		RevPAR Index	103.7%	102.5%		1.2%

		Continuing Operations less one hotel
		closed in 2006 due to fire and hotels
		under renovation in the first and second
38	6,790	quarters of 2006 and/or 2007
		Occupancy	73.5%	70.6%		4.1%
		ADR	$106.35	$104.16	$2.19	2.1%
		RevPAR	$78.13	$73.49	$4.64	6.3%
		RevPAR Index	105.3%	100.8%		4.5%

12	1,398	Marriott Hotels
		Occupancy	76.0%	77.5%		(1.9%)
		ADR	$114.51	$105.67	$8.84	8.4%
		RevPAR	$87.02	$81.88	$5.14	6.3%
		RevPAR Index	104.1%	105.4%		(1.2%)

4	777	Hilton Hotels
		Occupancy	73.0%	68.7%		6.3%
		ADR	$110.03	$104.19	$5.84	5.6%
		RevPAR	$80.36	$71.54	$8.82	12.3%
		RevPAR Index	103.7%	97.6%		6.2%

24	5,240	IHG Hotels
		Occupancy	71.6%	71.8%		(0.3%)
		ADR	$107.62	$103.14	$4.48	4.3%
		RevPAR	$77.05	$74.02	$3.03	4.1%
		RevPAR Index	104.3%	103.2%		1.1%

3	508	Other Brands and Independent Hotels
		Occupancy	68.2%	61.6%		10.7%
		ADR	$86.36	$105.78	($19.42)	(18.4%)
		RevPAR	$58.86	$65.15	($6.29)	(9.7%)
		RevPAR Index	99.5%	88.6%		12.3%

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Direct operating expenses:
Rooms	$13,756	$13,310	$446	3.4%	18.2%	18.6%
Food and beverage	11,021	10,469	552	5.3%	14.6%	14.6%
Other	1,642	1,657	(15)	(0.9%)	2.2%	2.3%

Total direct operating expenses	$26,419	$25,436	$983	3.9%	35.0%	35.5%

Direct operating margin (by revenue source):
Rooms	$42,460	$40,478	$1,982	4.9%
Food and beverage	5,758	5,167	591	11.4%
Other	811	497	314	63.2%

Total direct operating margin	$49,029	$46,142	$2,887	6.3%

Direct operating margin % (by revenue source):
Rooms	75.5%	75.3%
Food and beverage	34.3%	33.0%
Other	33.1%	23.1%

Total direct operating margin	65.0%	64.5%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating margin to mean total revenues less total direct operating expenses as presented in the condensed consolidated statement of operations. We assess profitability by measuring changes in our direct operating margin and direct operating margin percentage, which is direct operating margin as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating margin, when combined with the presentation of GAAP operating profit, revenues and expenses, provides useful information to management.
Total direct operating expenses increased $1.0 million, or 3.9%, but decreased as a percentage of total revenues from 35.5% in 2006 to 35.0% in 2007. Direct operating margin expanded $2.9 million or 6.3%. Direct operating margin as a percentage of total revenues improved 50 basis points from 64.5% in 2006 to 65.0% in 2007.
Rooms expenses increased $0.4 million, or 3.4%. On a cost per occupied room (POR) basis, rooms expenses increased 2.7%, from $25.70 in 2006 to $26.39 in 2007. Direct operating margin for rooms improved 20 basis points from 75.3% in 2006 to 75.5% in 2007. The increase in rooms expenses were driven primarily by the following:
•	Higher payroll costs, up 2.5% on a POR basis. Payroll benefits were up $0.50 POR or 3.2% due to higher worker’s compensation expenses. The increase in worker’s compensation costs were partially offset by lower payroll wages, down $0.13 POR or 1.0%.

•	Increased costs in other operating areas including cable television, walked guest expense, other commissions and costs related to our rooms cleaning program.
As a percentage of total revenues, rooms expenses decreased 40 basis points from 18.6% in 2006 to 18.2% in 2007.
Food and beverage expenses increased $0.6 million, or 5.3%. Direct operating margin for food and beverage grew $0.6 million or 11.4%. Food and beverage profit margin rose 130 basis points, largely driven by a 110 basis point improvement in payroll costs and a 40 basis point improvement in food other expenses.
Other direct operating expenses remained fairly constant, decreasing $15,000. Other direct operating margin grew $0.3 million.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$4,439	$3,836	$603	15.7%	5.9%	5.4%
Advertising and promotion	3,826	3,019	807	26.7%	5.1%	4.2%
Franchise fees	5,342	5,068	274	5.4%	7.1%	7.1%
Repairs and maintenance	3,222	3,460	(238)	(6.9%)	4.3%	4.8%
Utilities	3,431	3,322	109	3.3%	4.5%	4.6%
Other expenses	218	50	168	336.0%	0.3%	0.1%

Other hotel operating costs	20,478	18,755	$1,723	9.2%	27.1%	26.2%

Property and other taxes, insurance, and leases	5,212	4,717	495	10.5%	6.9%	6.6%
Corporate and other	5,930	5,292	638	12.1%	7.9%	7.4%
Casualty (gains) losses, net	—	31	(31)	(100.0%)	0.0%	0.0%
Depreciation and amortization	7,960	7,704	256	3.3%	10.6%	10.8%
Impairment of long-lived assets	222	16	206	1287.5%	0.3%	0.0%

Total other operating expenses	$39,802	$36,515	$3,287	9.0%	52.8%	51.0%

Total operating expenses	$66,221	$61,951	$4,270	6.9%	87.8%	86.6%

Operating income	$9,227	$9,627	$(400)	(4.2%)	12.2%	13.4%

Operating income decreased $0.4 million, or 4.2% in the second quarter of 2007. Other hotel operating costs increased $1.7 million, or 9.2%, and increased 90 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	General and administrative costs increased $0.6 million, or 15.7%, primarily as a result of higher payroll, legal and professional fees, and training and travel expenses. The increase in payroll costs of $0.4 million was primarily due to fewer vacant positions. The increase in legal and professional fees of $0.1 million was largely driven by the current cycle of union contract negotiations.

•	Advertising and promotion costs increased $0.8 million, or 26.7%, due largely to higher sales staffing levels, higher bonuses driven by revenue growth, and promotion expenses.

•	Franchise fees increased $0.3 million, or 5.4%, driven in large part by higher room revenues. As a percentage of total revenues, franchise fees remained flat. As a percentage of room revenues, franchise fees increased 10 basis points from 9.4% to 9.5%.

•	Repairs and maintenance expenses decreased $0.2 million, or 6.9%, as a result of improved preventive maintenance programs and execution of our capital expenditures plan. As a percentage of revenues, repairs and maintenance expenses decreased 50 basis points from 4.8% to 4.3%.

•	Utilities increased $0.1 million, or 3.3% (2.7% on a cost POR basis), primarily because of higher electricity rates. As a percentage of total revenues, utilities decreased 10 basis points.

•	Other expenses increased $0.2 million due primarily to costs associated with the planned conversion of one of our hotels to another brand.
Property and other taxes, insurance and leases increased $0.5 million, or 10.5%. As a percentage of total revenues, property and other taxes, insurance and leases increased 30 basis points. Property and other taxes increased $0.3 million, primarily because of higher assessed values due to the completion of several major renovation projects in 2005 and 2006. Insurance costs increased $0.3 million. The annual renewal cycle for our property insurance policies occurred near the end of the second quarter and we negotiated lower insurance rates, the effects of which were experienced beginning in June 2007.
Corporate and other costs increased $0.6 million, or 12.1%, due primarily to the following factors:
•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the second quarter, we incurred $0.3 million in consulting and other related costs.

•	Costs associated with our corporate operations team increased $0.3 million. In November 2006, we announced a major strategic initiative to reconfigure our hotel portfolio and dispose of our non-core hotels. In conjunction with this initiative, we restructured our operations team to focus on the different needs of our core and non-core (held for sale) hotels. We expect these costs to decline following the sale of all of our non-core hotels.
Depreciation and amortization increased $0.3 million, or 3.3%, due to the completion of several renovation projects in 2006 as well as purchases of furniture, fixtures and equipment during the first six months of 2007. As a percentage of total revenues, depreciation and amortization declined 20 basis points.
Non-operating income (expenses) – Continuing Operations

	Three Months Ended June 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$272	$695	$(423)	(60.9%)
Interest income and other	822	848	(26)	(3.1%)
Interest expense	(6,767)	(6,227)	540	8.7%
Loss on debt extinguishment	(3,411)	—	3,411	n/m
The decrease in business interruption proceeds was a result of the settlement of insurance claims in 2006 associated with our two hotels in Florida that were closed in 2005 because of hurricane damage. Business interruption proceeds of $0.3 million in the second quarter of 2007 relate to our hotel in Marietta, Georgia which remains closed following a fire in January 2006. Interest expense increased $0.5 million due to the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the hotels that were encumbered by the debt facilities. The $3.4 million loss on debt extinguishment was a result of the refinancing.
The analysis below compares the results of operations for the six months ended June 30, 2007 and June 30, 2006.
Revenues — Continuing Operations

	Six Months Ended June 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$106,459	$101,657	$4,802	4.7%
Food and beverage	30,623	27,746	2,877	10.4%
Other	4,514	4,103	411	10.0%

Total revenues	$141,596	$133,506	$8,090	6.1%

Occupancy	68.7%	68.9%		(0.3%)
ADR	$108.03	$103.12	$4.91	4.8%
RevPar	$74.23	$71.05	$3.18	4.5%
Revenues for the first six months of 2007 increased $8.1 million or 6.1%. Room revenues grew $4.8 million, food & beverage revenues increased $2.9 million, and other revenues increased $0.4 million. Higher room revenues were driven by a 4.8% improvement in average daily rate, partially offset by a 0.3% decline in occupancy. Transient revenue grew 3.8%, group revenue rose 4.6% and contract revenue increased 19.5% for the six months ended June 30, 2007. A la carte food & beverage revenues increased 5.5% (5.5% on a per occupied room basis) and banquet food revenues grew 13.5%. Other revenues increased 10.0% as telephone revenue declined 21.2%, but was more than offset by a 13.9% increase in all other operating revenues.
The first six months of 2007 were adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Total revenue displacement during the first half of 2007 for four hotels under renovation was $0.4 million. Total revenue displacement for the same period in 2006 was $0.3 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the six months ended June 30, 2007 and 2006. To illustrate the impact of the hotel closed due to fire, the impact of the hotel that benefited from Hurricane Katrina, the impact of renovations underway and completed, and the impact of branding, we have presented this information in seven different subsets.

Hotel	Room		Six Months Ended June 30,
Count	Count		2007	2006	Increase (decrease)
43	7,923	Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	68.7%	68.9%		(0.3%)
		ADR	$108.03	$103.25	$4.78	4.6%
		RevPAR	$74.23	$71.13	$3.10	4.4%
		RevPAR Index	103.3%	102.1%		1.2%

42	7,679	Continuing Operations less one hotel closed in 2006 due to fire and Radisson New Orleans Airport hotel
		Occupancy	68.8%	68.6%		0.3%
		ADR	$108.37	$102.09	$6.28	6.2%
		RevPAR	$74.52	$70.08	$4.44	6.3%
		RevPAR Index	103.5%	102.1%		1.4%

38	6,790	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in the first and second quarters of 2006 and/or 2007
		Occupancy	69.8%	68.4%		2.0%
		ADR	$107.52	$104.28	$3.24	3.1%
		RevPAR	$75.08	$71.33	$3.75	5.3%
		RevPAR Index	104.4%	101.1%		3.3%

12	1,398	Marriott Hotels
		Occupancy	71.0%	74.3%		(4.4%)
		ADR	$114.58	$104.26	$10.32	9.9%
		RevPAR	$81.34	$77.42	$3.92	5.1%
		RevPAR Index	102.6%	104.8%		(2.1%)

4	777	Hilton Hotels
		Occupancy	65.9%	64.9%		1.5%
		ADR	$109.04	$104.30	$4.74	4.5%
		RevPAR	$71.89	$67.65	$4.24	6.3%
		RevPAR Index	99.7%	98.0%		1.7%

24	5,240	IHG Hotels
		Occupancy	68.5%	67.8%		1.0%
		ADR	$107.00	$101.63	$5.37	5.3%
		RevPAR	$73.35	$68.88	$4.47	6.5%
		RevPAR Index	105.0%	102.9%		2.0%

3	508	Other Brands and Independent Hotels
		Occupancy	68.4%	71.6%		(4.5%)
		ADR	$98.54	$114.68	($16.14)	(14.1%)
		RevPAR	$67.41	$82.14	($14.73)	(17.9%)
		RevPAR Index	97.2%	97.0%		0.2%

Direct operating expenses — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Direct operating expenses:
Rooms	$26,435	$25,513	$922	3.6%	18.7%	19.1%
Food and beverage	21,005	19,488	1,517	7.8%	14.8%	14.6%
Other	3,154	3,182	(28)	(0.9%)	2.2%	2.4%

Total direct operating expenses	$50,594	$48,183	$2,411	5.0%	35.7%	36.1%

Direct operating margin (by revenue source):
Rooms	$80,024	$76,144	$3,880	5.1%
Food and beverage	9,618	8,258	1,360	16.5%
Other	1,360	921	439	47.7%

Total direct operating margin	$91,002	$85,323	$5,679	6.7%

Direct operating margin % (by revenue source):
Rooms	75.2%	74.9%
Food and beverage	31.4%	29.8%
Other	30.1%	22.4%

Total direct operating margin	64.3%	63.9%

During the six months ended June 30, 2007, total direct operating expenses increased $2.4 million, or 5.0%, but decreased as a percentage of total revenues from 36.1% in 2006 to 35.7% in 2007. Direct operating margin rose $5.7 million, or 6.7%. Direct operating margin as a percentage of total revenues expanded 40 basis points from 63.9% in 2006 to 64.3% in 2007.
Rooms expenses increased $0.9 million, or 3.6%. On a cost per occupied room (POR) basis, rooms expenses increased 3.7%, from $25.88 in 2006 to $26.83 in 2007. Direct operating margin for rooms rose 30 basis points from 74.9% in 2006 to 75.2% in 2007. The increase in rooms expenses were caused by the following:
•	Higher fee-based expenses, including reservations, travel agent and credit card commissions, driven by a 4.8% increase in ADR.

•	Higher payroll costs, up 3.1% on a POR basis.

•	Increased costs in other operating areas including room promotion, cable television, other commissions, walked guest expense and costs associated with our rooms cleaning program.
As a percentage of total revenues, rooms expenses decreased 40 basis points from 19.1% in 2006 to 18.7% in 2007.
Food and beverage expenses increased $1.5 million, or 7.8%. Direct operating margin for food and beverage increased $1.4 million or 16.5%. Food and beverage profit margin expanded 160 basis points, largely driven by a 150 basis point improvement in payroll costs.
Other direct operating expenses decreased $28,000, while direct operating margin grew $0.4 million.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$8,855	$7,663	$1,192	15.6%	6.3%	5.7%
Advertising and promotion	7,538	6,394	1,144	17.9%	5.3%	4.8%
Franchise fees	10,013	9,405	608	6.5%	7.1%	7.0%
Repairs and maintenance	6,536	6,621	(85)	(1.3%)	4.6%	5.0%
Utilities	7,329	7,060	269	3.8%	5.2%	5.3%
Other expenses	220	174	46	26.4%	0.2%	0.1%

Other hotel operating costs	40,491	37,317	$3,174	8.5%	28.6%	28.0%

Property and other taxes, insurance, and leases	10,823	9,118	1,705	18.7%	7.6%	6.8%
Corporate and other	11,612	10,209	1,403	13.7%	8.2%	7.6%
Casualty (gains) losses, net	(1,867)	197	(2,064)	(1047.7%)	(1.3%)	0.1%
Depreciation and amortization	15,762	15,062	700	4.6%	11.1%	11.3%
Impairment of long-lived assets	487	210	277	131.9%	0.3%	0.2%

Total other operating expenses	$77,308	$72,113	$5,195	7.2%	54.6%	54.0%

Total operating expenses	$127,902	$120,296	$7,606	6.3%	90.3%	90.1%

Operating income	$13,694	$13,210	$484	3.7%	9.7%	9.9%

Operating income increased $0.5 million, or 3.7% during the first six months of 2007. Other hotel operating costs increased $3.2 million, or 8.5%, an increase of 60 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	General and administrative costs increased $1.2 million, or 15.6%, driven largely by higher payroll, legal, professional fees and training and travel costs.

•	Advertising and promotion costs increased $1.1 million, or 17.9%, due primarily to increased sales staffing.

•	Franchise fees increased $0.6 million, or 6.5%, driven largely by higher room revenues. As a percentage of room revenues, franchise fees increased 10 basis points from 9.3% to 9.4%.

•	Repairs and maintenance expenses decreased $0.1 million, or 1.3%, resulting from improved preventive maintenance programs and execution of our capital expenditures plan. Repairs and maintenance expenses declined 40 basis points as a percentage of revenues.

•	Utilities increased $0.3 million, or 3.8% (3.9% on a cost POR basis), primarily as a result of higher electricity rates. As a percentage of total revenues, utilities decreased 10 basis points.
Property and other taxes, insurance and leases increased $1.7 million, or 18.7%. As a percentage of total revenue, property and other taxes, insurance and leases increased 80 basis points. $1.2 million of the increase was attributable to higher property insurance costs. The annual renewal cycle for our property insurance policies occurred near the end of the second quarter and we negotiated lower insurance rates, the effects of which were experienced beginning in June 2007. Property and other taxes increased $0.6 million, primarily as a result of higher assessed values due to the completion of several major renovation projects in 2005 and 2006.
Corporate and other costs increased $1.4 million, or 13.7%, due largely to the following:
•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the first six months of 2007, we incurred $0.6 million in consulting and other related costs.

•	Costs associated with our corporate operations team increased $0.6 million. In November 2006, we announced a major strategic initiative to reconfigure our hotel portfolio and dispose of our non-core hotels. In conjunction with this initiative, we restructured our operations team to focus on the different needs of our core and non-core (held for sale) hotels. We expect these costs to decline following the sale of all of our non-core hotels.

•	$0.2 million was related to the amortization of non-vested stock awards granted to our Board of Directors in February 2007. Two members of the Board did not stand for reelection at the April 2007 annual meeting of stockholders and the Board elected to accelerate the vesting of the awards for those individuals as of April 24, 2007. The stock awarded to the remaining members of our Board of Directors is being amortized over a three-year vesting period.
Casualty gains of $1.9 million in the first six months of 2007 related to the settlement of a property damage claim at our Radisson New Orleans Airport hotel, which was damaged by Hurricane Katrina.
Depreciation and amortization increased $0.7 million, or 4.6%, due to the completion of several renovation projects in 2006 as well as purchases of furniture, fixtures and equipment during the first six months of 2007. As a percentage of total revenues, depreciation and amortization declined 20 basis points.
Non-operating income (expenses) — Continuing Operations

	Six Months Ended June 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$272	$695	$(423)	(60.9%)
Interest income and other	1,747	1,157	590	51.0%
Interest expense	(12,965)	(12,569)	396	3.2%
Loss on debt extinguishment	(3,411)	—	3,411	n/m
The decrease in business interruption proceeds was a result of the settlement of insurance claims in 2006 associated with our two hotels in Florida that were closed in 2005 because of hurricane damage. Business interruption proceeds of $0.3 million in 2007 relate to our hotel in Marietta, Georgia which remains closed following a fire in January 2006. Interest income and other increased $0.6 million, driven by higher balances in our interest-bearing cash and escrow accounts and higher interest rates. Interest expense increased $0.4 million due to the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the hotels that were encumbered by the debt facilities. The $3.4 million loss on debt extinguishment was a result of the refinancing.
Results of Operations — Discontinued Operations
During the six months ended June 30, 2007, 18 hotels were sold for an aggregate sales price of $70.7 million, of which $2.0 million was used to pay down debt. The remaining proceeds, after paying selling costs, were used for general corporate purposes.
Impairment was recorded on assets held for sale in the six months ended June 30, 2007 and 2006. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $0.6 million recorded during the three months ended June 30, 2007 related to the Holiday Inn Jamestown, NY to reflect the estimated selling price.
The impairment of long-lived assets held for sale of $2.1 million recorded during the six months ended June 30, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
The impairment of long-lived assets held for sale of $0.8 million recorded during the three months ended June 30, 2006 included the following (amounts below are individually rounded):
•	$0.7 million on the University Plaza Bloomington, IN hotel which was classified as held for sale during the second quarter, to reduce the carrying value to the estimated selling price less costs to sell; and

•	$36,000 related to various other held-for-sale properties primarily to reduce the carrying values to estimated selling prices less costs to sell, and to record the final disposition of certain properties.
The impairment of long-lived assets held for sale of $8.0 million recorded during the six months ended June 30, 2006 included the following:
•	$3.9 million on the Holiday Inn Manhattan, KS to record the final disposition of the hotel;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the final disposition of the hotel;

•	$0.5 million on the Holiday Inn Sheffield, AL to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price and to reflect the write-off of capital improvements that did not add incremental value or revenue generating capacity;

•	$0.2 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter of 2006; and

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs as the hotel was identified for sale during the first quarter 2006

•	$0.7 million on the University Plaza Bloomington, IN hotel which was classified as held for sale during the second quarter, to reduce the carrying value to the estimated selling price less costs to sell; and

•	$36,000 related to various other held-for-sale properties primarily to reduce the carrying value to estimated selling price less costs to sell and to record the final disposition of certain properties.
During the six months ended June 30, 2007, the Company finalized the casualty claim for the one hotel that was sold in December 2006 which was damaged by Hurricane Katrina. As a result, the Company recorded a net casualty gain of $2.7 million in discontinued operations.
During the three months ended June 30, 2007, the Company recorded a $0.6 million loss on asset disposition related to the sale of the Quality Inn Metairie, LA, which was sold in December 2006, because it is unlikely that the Company will recover the remaining net receivable balance. During the six months ended June 30, 2007, the Company recorded a net gain on asset disposition of $0.2 million, which included a $0.8 million gain on the sale of the Holiday Inn Hamburg, NY in the three months ended March 31, 2007, partially offset by a $0.6 million loss recorded in the three months ended June 30, 2007 as previously discussed.
During the three and six months ended June 30, 2007, the Company recorded a $1.1 million loss on debt extinguishment related to the refinancing that occurred in April 2007.
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

Furthermore, at December 31, 2006, a valuation allowance of $121.4 million fully offset our net deferred tax asset. Approximately $97.3 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At June 30, 2007, the valuation allowance decreased to $81.7 million. Approximately $77.0 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to $0.3 million of pre-emergence deferred tax assets to offset income from discontinued operations, resulting in a non-cash charge to deferred income tax expense on the financial statements, with an offsetting credit to additional paid-in capital in accordance with SOP 90-7. The release also relates to $39.4 million of net operating losses that will expire unused due to Section 382 limitations and other prior period corrections. At June 30, 2007, net operating loss carryforwards of $221.6 million were reported for federal income tax purposes, which will expire in years 2019 through 2025 and reflect only those losses available for use.
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

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended June 30, 2007. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 44 hotels classified as held for use at June 30, 2007:

	2007		2006				2005
	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)

Revenues:
Rooms	$56,216	$50,243	$45,617	$50,445	$53,788	$47,869	$40,957	$44,652
Food and beverage	16,779	13,844	15,134	12,912	15,636	12,110	11,973	11,570
Other	2,453	2,061	2,066	2,105	2,154	1,949	1,849	2,014

	75,448	66,148	62,817	65,462	71,578	61,928	54,779	58,236

Direct operating expenses:
Rooms	13,756	12,679	12,462	13,297	13,310	12,203	11,253	11,766
Food and beverage	11,021	9,984	10,363	9,772	10,469	9,019	8,444	8,277
Other	1,642	1,512	1,456	1,523	1,657	1,525	1,484	1,517

	26,419	24,175	24,281	24,592	25,436	22,747	21,181	21,560

	49,029	41,973	38,536	40,870	46,142	39,181	33,598	36,676
Other operating expenses:
Other hotel operating costs	20,478	20,013	18,304	19,078	18,755	18,562	17,265	17,813
Property and other taxes, insurance and leases	5,212	5,611	5,813	5,862	4,717	4,401	3,937	4,357
Corporate and other	5,930	5,682	4,959	5,592	5,292	4,917	4,314	5,771
Casualty (gain) losses, net	—	(1,867)	—	(3,085)	31	166	(28,754)	190
Depreciation and amortization	7,960	7,802	7,770	7,886	7,704	7,358	7,002	5,250
Impairment of long-lived assets	222	265	225	323	16	194	1,018	83

Other operating expenses	39,802	37,506	37,071	35,656	36,515	35,598	4,782	33,464

	9,227	4,467	1,465	5,214	9,627	3,583	28,816	3,212
Other income (expenses):
Business interruption insurance proceeds	272	—	530	2,706	695	—	1,772	6,094
Interest income and other	822	925	664	786	848	309	271	340
Other interest expense	(6,767)	(6,198)	(6,297)	(6,482)	(6,227)	(6,342)	(5,485)	(5,285)
Loss on debt extinguishment	(3,411)	—	—	—	—	—	—	—

Income (loss) before income taxes and minority interests	143	(806)	(3,638)	2,224	4,943	(2,450)	25,374	4,361
Minority interests (net of taxes, nil)	(56)	(365)	335	100	(136)	(4)	(8,486)	(1,127)

Income (loss) before income taxes — continuing operations	87	(1,171)	(3,303)	2,324	4,807	(2,454)	16,888	3,234
(Provision) benefit for income taxes — continuing operations	(19)	686	(9,082)	(1,039)	(2,245)	725	(8,383)	(12)

Income (loss) from continuing operations	68	(485)	(12,385)	1,285	2,562	(1,729)	8,505	3,222

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(565)	2,182	(12,765)	(1,917)	1,853	4,812	(1,014)	6,487
(Provision) benefit for income taxes	234	(1,854)	4,437	794	(414)	(1,709)	313	—

(Loss) income from discontinued operations	(331)	328	(8,328)	(1,123)	1,439	3,103	(701)	6,487

Net (loss) income attributable to common stock	$(263)	$(157)	$(20,713)	$162	$4,001	$1,374	$7,804	$9,709

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2007 and 2006, by market. The tables exclude the Holiday Inn Marietta, GA since it was closed on January 15, 2006 due to fire damage.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, and Springhill Suites by Marriott;

•	Midscale with Food & Beverage: Doubletree Club, Holiday Inn, Holiday Inn Select; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

Combined Continuing and Discontinued Operations — 50 hotels (excludes 1 hotel)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	74.8%	68.3%	70.8%	67.8%
Average daily rate	$121.83	$114.24	$120.65	$113.23
RevPAR	$91.19	$78.04	$85.38	$76.82

Upscale
Number of properties	20	20	20	20
Number of rooms	3,577	3,577	3,577	3,577
Occupancy	73.5%	72.0%	70.8%	71.4%
Average daily rate	$110.06	$107.20	$114.07	$109.24
RevPAR	$80.86	$77.18	$80.77	$78.02

Midscale with Food & Beverage
Number of properties	22	22	22	22
Number of rooms	4,104	4,104	4,104	4,104
Occupancy	69.4%	71.4%	64.4%	64.7%
Average daily rate	$96.97	$93.91	$93.27	$90.35
RevPAR	$67.31	$67.09	$60.07	$58.45

Midscale without Food & Beverage
Number of properties	2	3	2	3
Number of rooms	245	362	245	362
Occupancy	62.2%	60.0%	60.1%	56.1%
Average daily rate	$89.64	$81.46	$98.12	$85.90
RevPAR	$55.75	$48.84	$58.99	$48.18

Independent Hotels
Number of properties	2	1	2	1
Number of rooms	222	105	222	105
Occupancy	47.1%	57.7%	42.4%	56.5%
Average daily rate	$56.28	$53.43	$53.73	$53.06
RevPAR	$26.52	$30.84	$22.77	$29.98

All Hotels
Number of properties	50	50	50	50
Number of rooms	8,973	8,973	8,973	8,973
Occupancy	70.8%	70.8%	66.9%	67.2%
Average daily rate	$103.96	$100.30	$104.21	$99.95
RevPAR	$73.58	$70.96	$69.70	$67.18

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	74.8%	68.3%	70.8%	67.8%
Average daily rate	$121.83	$114.24	$120.65	$113.23
RevPAR	$91.19	$78.04	$85.38	$76.82

Upscale
Number of properties	20	19	19	19
Number of rooms	3,579	3,335	3,335	3,335
Occupancy	73.5%	73.0%	70.8%	71.0%
Average daily rate	$110.06	$105.65	$114.07	$107.11
RevPAR	$80.86	$77.12	$80.77	$76.10

Midscale with Food & Beverage
Number of properties	16	16	16	16
Number of rooms	3,171	3,171	3,171	3,171
Occupancy	71.4%	73.7%	66.8%	67.3%
Average daily rate	$104.41	$100.26	$99.78	$95.74
RevPAR	$74.59	$73.84	$66.66	$64.41

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	245	245	245	245
Occupancy	62.2%	63.3%	60.1%	61.9%
Average daily rate	$89.64	$84.84	$98.12	$91.83
RevPAR	$55.75	$53.66	$58.99	$56.85

Independent Hotels
Number of properties	1	2	2	2
Number of rooms	105	349	349	349
Occupancy	61.4%	58.2%	58.9%	70.5%
Average daily rate	$48.09	$109.67	$47.91	$115.95
RevPAR	$29.51	$63.83	$28.20	$81.69

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	72.3%	71.8%	68.7%	68.9%
Average daily rate	$107.85	$103.87	$108.03	$103.25
RevPAR	$77.97	$74.59	$74.23	$71.13

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2007 and 2006, by region. The tables exclude the Holiday Inn Marietta, GA because it was closed on January 15, 2006 due to fire damage.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont, West Virginia;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Indiana, Michigan, Minnesota, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 50 hotels (excludes 1 hotel)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Northeast Region
Number of properties	22	22	22	22
Number of rooms	4,149	4,149	4,149	4,149
Occupancy	70.2%	72.0%	64.3%	65.6%
Average daily rate	$103.95	$101.32	$101.00	$98.45
RevPAR	$72.94	$72.97	$64.96	$64.55

Southeast Region
Number of properties	11	11	11	11
Number of rooms	1,729	1,729	1,729	1,729
Occupancy	77.0%	72.6%	71.0%	68.9%
Average daily rate	$113.05	$116.34	$114.14	$115.52
RevPAR	$87.10	$84.49	$81.04	$79.64

Midwest Region
Number of properties	10	10	10	10
Number of rooms	1,779	1,779	1,779	1,779
Occupancy	65.7%	69.5%	61.8%	66.4%
Average daily rate	$93.89	$85.22	$93.27	$85.32
RevPAR	$61.72	$59.26	$57.64	$56.70

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	71.3%	65.9%	76.4%	71.2%
Average daily rate	$103.60	$95.02	$112.59	$103.29
RevPAR	$73.88	$62.67	$86.02	$73.52

All Hotels
Number of properties	50	50	50	50
Number of rooms	8,973	8,973	8,973	8,973
Occupancy	70.8%	70.8%	66.9%	67.2%
Average daily rate	$103.96	$100.30	$104.21	$99.95
RevPAR	$73.58	$70.96	$69.70	$67.18

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Northeast Region
Number of properties	17	17	17	17
Number of rooms	3,463	3,463	3,463	3,463
Occupancy	72.4%	73.6%	66.9%	67.6%
Average daily rate	$109.60	$106.67	$105.99	$103.14
RevPAR	$79.38	$78.50	$70.89	$69.71

Southeast Region
Number of properties	11	11	11	11
Number of rooms	1,731	1,731	1,731	1,731
Occupancy	77.0%	72.6%	71.0%	68.9%
Average daily rate	$113.05	$116.34	$114.14	$115.52
RevPAR	$87.10	$84.49	$81.04	$79.64

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,415	1,415	1,415	1,415
Occupancy	67.1%	71.9%	63.2%	69.9%
Average daily rate	$100.14	$88.99	$99.82	$88.97
RevPAR	$67.17	$64.02	$63.13	$62.16

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	71.3%	65.9%	76.4%	71.2%
Average daily rate	$103.60	$95.02	$112.59	$103.29
RevPAR	$73.88	$62.67	$86.02	$73.52

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	72.3%	71.8%	68.7%	68.9%
Average daily rate	$107.85	$103.87	$108.03	$103.25
RevPAR	$77.97	$74.59	$74.23	$71.13

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds relating to the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At June 30, 2007, airline receivables represented approximately 13% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At June 30, 2007, we had 7 hotels classified as held for sale.
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
We intend to continue to use our cash flow to make scheduled debt service payments, fund operations and fund capital expenditures. At this point in time, we do not intend to pay dividends on our common stock.
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
At June 30, 2007, we had working capital (current assets less current liabilities) of $99.6 million compared to $32.7 million at December 31, 2006. The increase in working capital was primarily the result of the April 2007 refinancing, which resulted in a reclassification of debt from current to long-term. The refinancing reallocated our debt portfolio, resulting in a lower portion of our debt being secured by held for sale assets. The debt balances secured by our held for sale assets are included in current liabilities (Liabilities related to assets held for sale) in the consolidated balance sheets, while the debt balances secured by our held for use assets are included in long-term liabilities (excluding the current portion).
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
Operating activities
Operating activities generated cash of $18.7 million in the first six months of 2007, compared with $27.0 million of cash in the first six months of 2006. The decrease in cash generated by operations was largely attributable to the winddown of business interruption insurance claim activity. In addition, we operated fewer properties in 2007 than in 2006.

Investing activities
Investing activities generated $49.6 million of cash in the first six months of 2007. We received $64.8 million in net proceeds from the sale of assets. In addition, we withdrew $3.7 million and $1.9 million in restricted cash and capital expenditure reserves, respectively, and collected $1.0 million in insurance receipts related to casualty claims. Capital improvements totaled $19.0 million and we paid $2.9 million to acquire the minority partner’s interest in one of our hotels.
Investing activities used $9.5 million of cash in the first six months of 2006. Capital improvements were $26.2 million. We received $9.4 million in proceeds from the sale of assets, and we withdrew $4.9 million from capital expenditure reserves. We also received $1.9 million in property damage claims.
Financing activities
Financing activities used cash of $19.1 million in the first six months of 2007. We received $130.0 million in gross proceeds associated with the April 2007 refinancing and used the net proceeds to payoff existing debt. We made principal payments of $141.7 million, purchased $1.9 million of treasury stock, paid deferred financing costs of $1.7 million, and paid defeasance costs of $3.9 million.
Financing activities generated cash of $9.7 million in the first six months of 2006. We refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds were used to paydown existing debt and for general corporate purposes. We paid deferred loan costs of $0.9 million associated with these financings. Additionally, we made principal payments of $34.1 million, including the previously mentioned paydown.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2006 and Notes 7 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At June 30, 2007 and December 31, 2006, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $170.3 million and $98.6 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the interest rate caps totaled $12,000 and is recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at June 30, 2007 and December 31, 2006 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of June 30, 2007 would be a reduction in income before income taxes of approximately $12,000.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt at June 30, 2007 would be approximately $4.3 million.
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
Based on an evaluation of our disclosure controls and procedures carried out as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LODGIAN, INC.
	By:	/s/ EDWARD J. ROHLING
Edward J. Rohling
Date: August 8, 2007		President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Date: August 8, 2007		Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

Exhibit
Number	Description
10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated March 29, 2007 (Incorporated be reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12537), filed with the Commission on March 30, 2007).

10.2	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.3	Agreement for Consulting Services between Lodgian, Inc. and Linda Borchert Philp dated December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.4	Release Agreement between Lodgian, Inc. and Linda Borchert Philp dated December 16, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on December 22, 2005).

10.5	Amended and Restated Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated April 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537). Filed with the Commission on April 26, 2007).

10.6	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.7	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-14537), filed with the Commission on March 30, 2007).

10.8	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.9	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.10	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (as amended through April 24, 2007. **

10.11	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.12	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.13	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective as of January 1, 2006. **

10.14	Amended and Restated Executive Employment Agreement between Mark D. Linch and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.15	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.16	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.17	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

Exhibit
Number	Description
10.18	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.