Form 10-Q
period 2007-09-30
LODGIAN INC
filed 2007-11-08
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2007

Common	24,033,677

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,159	$48,188
Cash, restricted	15,324	13,791
Accounts receivable (net of allowances: 2007 - $322; 2006 - $277)	13,386	7,404
Insurance receivable	1,959	2,347
Inventories	2,998	2,893
Prepaid expenses and other current assets	24,723	22,450
Assets held for sale	13,697	89,437

Total current assets	141,246	186,510

Property and equipment, net	498,336	487,022
Deposits for capital expenditures	16,892	19,802
Other assets	5,528	5,824

	$662,002	$699,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,520	$7,742
Other accrued liabilities	31,854	27,724
Advance deposits	1,877	1,384
Insurance advances	2,000	2,063
Current portion of long-term liabilities	13,651	46,557
Liabilities related to assets held for sale	7,316	68,351

Total current liabilities	66,218	153,821

Long-term liabilities	357,938	292,301

Total liabilities	424,156	446,122

Minority interests	—	10,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,967,284 and 24,860,321 issued at September 30, 2007 and December 31, 2006, respectively	250	249
Additional paid-in capital	328,921	327,634
Accumulated deficit	(85,189)	(84,816)
Accumulated other comprehensive income	3,923	2,088
Treasury stock, at cost, 846,113 and 251,619 shares at September 30, 2007 and December 31, 2006, respectively	(10,059)	(3,041)

Total stockholders’ equity	237,846	242,114

	$662,002	$699,158

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$54,187	$50,445	$160,646	$152,102
Food and beverage	14,381	12,912	45,004	40,658
Other	2,417	2,105	6,931	6,208

Total revenues	70,985	65,462	212,581	198,968

Direct operating expenses:
Rooms	14,157	13,297	40,592	38,810
Food and beverage	10,651	9,772	31,656	29,260
Other	1,683	1,523	4,837	4,705

Total direct operating expenses	26,491	24,592	77,085	72,775

	44,494	40,870	135,496	126,193

Other operating expenses:
Other hotel operating costs	20,924	19,078	61,415	56,395
Property and other taxes, insurance, and leases	4,734	5,862	15,557	14,980
Corporate and other	5,585	5,592	17,197	15,801
Casualty (gains) losses, net	—	(3,085)	(1,867)	(2,888)
Restructuring	1,258	—	1,258	—
Depreciation and amortization	8,086	7,886	23,848	22,948
Impairment of long-lived assets	535	323	1,022	533

Total other operating expenses	41,122	35,656	118,430	107,769

Operating income	3,372	5,214	17,066	18,424

Other income (expenses):
Business interruption proceeds	299	2,706	571	3,401
Interest income and other	1,330	786	3,077	1,943
Interest expense	(6,642)	(6,482)	(19,607)	(19,051)
Loss on debt extinguishment	—	—	(3,411)	—

(Loss) income before income taxes and minority interests	(1,641)	2,224	(2,304)	4,717
Minority interests (net of taxes, nil)	—	100	(421)	(40)
Benefit (provision) for income taxes — continuing operations	744	(1,039)	1,411	(2,559)

(Loss) income from continuing operations	(897)	1,285	(1,314)	2,118

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,300	(1,917)	2,917	4,748
(Provision) benefit for income taxes — discontinued operations	(356)	794	(1,976)	(1,329)

Income (loss) from discontinued operations	944	(1,123)	941	3,419

Net income (loss) attributable to common stock	$47	$162	$(373)	$5,537

Basic net (loss) income per share attributable to common stock	$—	$0.01	$(0.02)	$0.22

Diluted net (loss) income per share attributable to common stock	$—	$0.01	$(0.02)	$0.22

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
	(Unaudited in thousands, except share data)
Balance, December 31, 2006	24,860,321	249	327,634	(84,816)	2,088	251,619	(3,041)	242,114
Amortization of unearned stock compensation	—	—	1,126	—	—	—	—	1,126
Issuance and vesting of restricted and nonvested shares	81,587	1	(1)	—	—	—	—	—
Exercise of stock options	26,749	—	257	—	—	—	—	257
Repurchases of treasury stock	—	—	—	—	—	594,494	(7,018)	(7,018)

Realization of pre-emergence deferred tax asset	—	—	(149)	—	—	—	—	(149)
Other	(1,373)	—	54	—	—	—	—	54
Comprehensive income:
Net loss	—	—	—	(373)	—	—	—	(373)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	1,835	—	—	1,835

Total comprehensive income								1,462

Balance, September 30, 2007	24,967,284	250	328,921	(85,189)	3,923	846,113	(10,059)	237,846

Comprehensive income for the three months ended September 30, 2007 was $0.8 million. Comprehensive income for the three and nine months ended September 30, 2006 was $0.1 million and $6.0 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited in thousands)
Operating activities:
Net (loss) income	$(373)	$5,537
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,848	27,511
Impairment of long-lived assets	3,551	10,596
Stock compensation expense	1,126	1,222
Casualty gain, net	(4,525)	(3,535)
Deferred income taxes	(149)	3,453
Minority interests	421	39
Gain on asset dispositions	(1,947)	(1,483)
Loss (gain) on extinguishment of debt	4,735	(10,869)
Amortization of deferred financing costs	1,048	1,046
Other	—	(132)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,082)	(3,001)
Insurance receivable	931	(2,425)
Inventories	(63)	(321)
Prepaid expenses and other assets	2,812	(714)
Accounts payable	(2,213)	(33)
Other accrued liabilities	1,162	1,595
Advance deposits	505	(980)

Net cash provided by operating activities	26,787	27,506

Investing activities:
Capital improvements	(31,009)	(31,270)
Proceeds from sale of assets, net of related selling costs	72,289	9,404
Acquisition of minority partner’s interest	(16,361)	—
Withdrawals for capital expenditures	3,948	15,585
Insurance receipts related to casualty claims, net	658	3,745
Net (increase) decrease in restricted cash	(1,533)	1,422
Other	(33)	(36)

Net cash provided by (used in) investing activities	27,959	(1,150)

Financing activities:
Proceeds from issuance of long term debt	130,000	44,954
Proceeds from exercise of stock options	257	822
Principal payments on long-term debt	(152,522)	(35,886)
Purchases of treasury stock	(6,366)	(2,212)
Payments of deferred financing costs	(1,666)	(870)
Payments of defeasance costs	(3,820)	—
Other	53	108

Net cash (used in) provided by financing activities	(34,064)	6,916

Effect of exchange rate changes on cash	289	51

Net increase in cash and cash equivalents	20,971	33,323
Cash and cash equivalents at beginning of period	48,188	19,097

Cash and cash equivalents at end of period	$69,159	$52,420

Supplemental cash flow information:
Cash paid during the period for:
Interest, net of the amounts capitalized shown below	$20,337	$25,477
Interest capitalized	187	117
Income taxes, net of refunds	1,281	840
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt decrease	—	10,195
Treasury stock repurchases traded, but not settled	652	—
Purchases of property and equipment on account	3,272	3,031
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of the number of guest rooms, as reported by Hotel Business in the 2007 Green Book published in December 2006. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
As of September 30, 2007, the Company operated 48 hotels with an aggregate of 8,693 rooms, located in 25 states and Canada. Of the 48 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 4 hotels with an aggregate of 577 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 48 hotels consisted of:
•	47 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that was operated in a joint venture in which the Company has a 50% voting equity interest and exercises control.
On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza Hotel for $2.9 million. On July 26, 2007, the Company acquired its joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million. As a result, the hotels are now consolidated as wholly-owned subsidiaries.
As of September 30, 2007, the Company operated all but three of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 26 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional 7 hotels under other nationally recognized brands.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, Inc., its wholly-owned subsidiaries and one joint venture. The Company believes it has control of the joint venture when it manages and has control of the joint venture’s assets and operations. The Company reports the third party partner’s share of the net income or loss of the joint venture and its share of the joint venture’s equity as minority interest.
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as discussed in Notes 10 and 11.
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 and cash flows for the nine months ended September 30, 2007 and September 30, 2006. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
The following schedule summarizes the activity for the nine months ended September 30, 2007:

Available under the plan, less previously issued as of December 31, 2006	2,568,029
Nonvested stock issued January 26, 2007	(63,000)
Nonvested stock issued February 12, 2007	(46,000)
Nonvested stock issued March 30, 2007	(18,800)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	6,989
Nonvested shares forfeited in 2007	8,749
Stock options forfeited in 2007	59,155

Available for issuance, September 30, 2007	2,515,122

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the nine months ended September 30, 2007.
A summary of stock option activity during the nine months ended September 30, 2007 is summarized below:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2006	356,313	$10.60
Exercised	(26,749)	9.61
Forfeited	(59,155)	10.62

Balance, September 30, 2007	270,409	$10.70

The amount of cash received from the exercise of stock options during the nine months ended September 30, 2007 was $257,000. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $124,000.
A summary of options outstanding and exercisable (vested), and expected to vest at September 30, 2007 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price
$7.83 to $9.39	117,830	6.2	$9.05	79,501	5.6	$9.05
$9.40 to $10.96	104,591	5.5	$10.48	102,091	5.5	$10.50
$10.97 to $15.66	47,988	4.2	$15.21	47,988	4.2	$15.21

	270,409	5.6	$10.70	229,580	5.2	$10.98

Expected to vest	259,504	5.6	$10.76

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$298

Aggregate intrinsic value of stock options expected to vest	$269

Aggregate intrinsic value of stock options exercisable	$188

Restricted Stock
A summary of restricted stock activity during the nine months ended September 30, 2007 is summarized below:

		Weighted Average
	Restricted Stock	Exercise Price
Balance, December 31, 2006	7,694	$12.88
Expiration of restrictions	(7,694)	12.88

Balance, June 30, 2007	—	$—

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
On February 12, 2007, the Company granted 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant. Two members of the Board of Directors did not stand for reelection at the April 2007 annual meeting of stockholders and the Board elected to accelerate the vesting of the shares for these directors as of April 24, 2007. Therefore, the aggregate value of their grants is being recorded as compensation expense over an accelerated vesting period. The aggregate value of the remaining grant is being recorded as compensation expense over the entire vesting period.
On March 30, 2007, the Company granted 18,800 shares of nonvested stock awards to certain employees. The shares vest in equal annual installments on the next three anniversary dates. The shares were valued at $13.36, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.
In August 2007, the Company initiated a restructuring plan which included the elimination of several positions (refer to Footnote 5 for additional information). Two of the affected employees had employment agreements requiring that all nonvested stock awards be accelerated upon termination of employment. As a result, the Company recorded $0.1 million in accelerated stock compensation expense, which is included in restructuring in the Company’s condensed consolidated statement of operations.
In addition, one member of the Board of Directors resigned in August 2007. The Board elected to accelerate the vesting of his outstanding stock awards. As a result, the Company recorded $0.1 million in accelerated stock compensation expense, which is included in corporate and other in the Company’s condensed consolidated statement of operations.

A summary of nonvested stock activity during the nine months ended September 30, 2007 is as follows:

		Weight Average
	Nonvested Stock	Exercise Price
Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(8,749)	13.32
Vested	(81,587)	11.66

Balance, September 30, 2007	120,071	$12.90

The aggregate fair value of nonvested stock awards that vested during the nine months ended September 30, 2007 was $1.0 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of September 30, 2007 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
Stock Options	$170	0.64
Nonvested Stock	1,173	2.20

Total	$1,343	2.20

Compensation expense for the three months ended September 30, 2007 and 2006 is summarized below:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$102	$40	$279	$108
Nonvested Stock	368	143	133	52

Total	$470	$183	$412	$160

Compensation expense for the nine months ended September 30, 2007 and 2006 is summarized below:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$100	$39	$695	$270
Nonvested Stock	1,026	398	365	142
Restricted Stock	—	—	161	62

Total	$1,126	$437	$1,221	$474

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

4. Treasury Stock
During the nine months ended September 30, 2007, 81,587 shares of nonvested stock awards vested, of which 6,989 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $85,000.
In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. Under this program, the Company repurchased 225,267 shares at an aggregate cost of $2.8 million during 2006. During 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million.
In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which expires on August 22, 2009. Under this program, the Company repurchased 440,880 shares at an aggregate cost of $5.0 million between August 22, 2007, and September 30, 2007. During October 2007, the Company repurchased an additional 228,715 shares at an aggregate cost of $2.8 million, bringing the total number of shares repurchased under this program to 669,595.
The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Restructuring
During the three months ended September 30, 2007, the Company implemented cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in the Company’s corporate and regional staff as well as reductions in hotel staff at certain locations. As a result, the Company recorded restructuring costs totaling approximately $1.3 million, representing severance and related costs. At September 30, 2007, $1.2 million of the costs had been paid or otherwise settled. The remaining accrued balance of $0.1 million, which is expected to be paid by the end of the year, is included in other accrued liabilities in the Company’s condensed consolidated balance sheet.
6. Dispositions and Discontinued Operations
Dispositions
In November 2006, the Company announced a major strategic initiative to reconfigure its hotel portfolio. The Company redefined its held for use portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday inn Marietta, GA hotel, which is currently closed following a fire). In accordance with this strategy, the Company sold two hotels and identified 12 additional hotels for sale in November and December 2006.
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
In July 2007, the Company sold the Holiday Inn Clarksburg, WV, which was previously written down to its estimated net selling price, for a gross sales price of $2.9 million. Also in July 2007, the Company sold the Holiday Inn Fort Wayne, IN for a gross sales price of $2.8 million and realized a gain of $1.7 million. In August 2007, the Company sold the Holiday Inn Fairmont, WV for a gross sales price of $2.6 million and realized a gain of $0.1 million. The net proceeds from these three transactions, after paying settlement costs, were used for general corporate purposes.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at September 30, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $0.5 million recorded during the three months ended September 30, 2007 related mainly to the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price.
The impairment of long-lived assets held for sale of $2.5 million recorded during the nine months ended September 30, 2007 included the following:
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price;

•	$0.4 million on the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.

The impairment of long-lived assets held for sale of $2.0 million recorded in the three months ended September 30, 2006 included the following:
•	$1.0 million on the Ramada Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell; and

•	$1.0 million on the Holiday Inn Sheffield, AL hotel to reflect the reduced estimated selling price.
The impairment of long-lived assets held for sale of $10.0 million recorded in the nine months ended September 30, 2006 included the following (amounts are individually rounded):
•	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006 and the reduced estimated selling price in the third quarter;

•	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

•	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

•	$0.1 million on the Azalea Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

•	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

•	$1.0 million on the Ramada Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At September 30, 2007, the held for sale portfolio consisted of 4 hotels:
•	Holiday Inn Frederick, MD

•	Holiday Inn Jamestown, NY

•	former Holiday Inn St. Paul, MN (now closed)

•	Vermont Maple Inn Colchester, VT
Summary balance sheet information for assets held for sale is as follows:

	September 30, 2007	December 31, 2006
	(Unaudited in thousands)
Property and equipment, net	$12,829	$83,462
Other assets	868	5,975

Assets held for sale	$13,697	$89,437

Other liabilities	$3,287	$10,630
Long-term debt	4,029	57,721

Liabilities related to assets held for sale	$7,316	$68,351

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited in thousands)
Total revenues	$3,216	$22,732	$38,579	$70,353
Total expenses	(2,975)	(21,378)	(34,815)	(64,323)
Impairment of long-lived assets	(452)	(2,039)	(2,529)	(10,063)
Business interruption proceeds	—	267	—	724
Interest income and other	—	—	1	10
Interest expense	(26)	(1,499)	(1,600)	(4,543)
Casualty gains, net	—	—	2,658	239
Gain on asset disposition	1,750	—	1,947	1,482
(Loss) gain on extinguishment of debt	(213)	—	(1,324)	10,869
(Provision) benefit for income taxes	(356)	794	(1,976)	(1,329)

Income (loss) from discontinued operations	$944	$(1,123)	941	3,419

In addition to the assets held for sale listed above, the hotels that were sold during the nine months ended September 30, 2007, were included in the statement of operations for discontinued operations, as well as the properties that were sold prior to 2007.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
7. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited in thousands, except per share data)
Numerator:
(Loss) income from continuing operations	$(897)	$1,285	$(1,314)	$2,118
Income (loss) from discontinued operations	944	(1,123)	941	3,419

Net income (loss) attributable to common stock	$47	$162	$(373)	$5,537

Denominator:
Basic weighted average shares	24,457	24,588	24,478	24,619

Diluted weighted average shares	24,457	24,683	24,478	24,702

Basic (loss) income per common share:
Loss from continuing operations	$(0.04)	$0.05	$(0.05)	$0.09
Income from discontinued operations	0.04	(0.05)	0.04	0.14

Net (loss) income attributable to common stock	$—	$0.01	$(0.02)	$0.22

Diluted (loss) income per common share:
Loss from continuing operations	$(0.04)	$0.05	$(0.05)	$0.09
Income from discontinued operations	0.04	(0.05)	0.04	0.14

Net (loss) income attributable to common stock	$—	$0.01	$(0.02)	$0.22

For the three and nine months ended September 30, 2007, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 270,409 shares of common stock), the assumed conversion of 120,071 shares of nonvested stock, and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) because their inclusion would have been antidilutive.
For the three and nine months ended September 30, 2006, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 65,646 shares of common stock), and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.

8. Long-Term Liabilities
As of September 30, 2007, 40 of the 48 hotels were pledged as collateral for mortgage debt. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 55% of the mortgage debt bears interest at fixed rates and approximately 45% of the debt is subject to floating rates of interest. A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

	September 30, 2007			December 31, 2006
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at September 30, 2007
Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Floating				$58,118
Merrill Lynch Mortgage Lending, Inc. — Fixed	21	$239,874	$160,149	239,383	6.58%
Goldman Sachs	10	120,779	130,000	—	LIBOR plus 1.50%; capped at 8.50%
Computer Share Trust Company of Canada	1	16,859	8,600	7,551	7.88%
Lehman Brothers Holdings, Inc.				15,194
Wachovia	4	37,198	35,594	36,081	$9,712 at 6.03%; $3,069 at 5.78%; 22,813 at 6.04%
					$18,823 at LIBOR plus 2.90%, capped at 8.4%; $21,351 at
IXIS	4	37,058	40,174	40,500	LIBOR plus 2.95%, capped at 8.45%

Total	40	451,768	374,517	396,828	7.00% (1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	781	1,263
Other	—	—	403	1,038

	—	—	1,184	2,301

Property, plant and equipment — Unencumbered	8	59,397	—	—

	48	511,165	375,701	399,129
Held for sale	(4)	(12,829)	(4,112)	(60,271)

Total September 30, 2007 (2)	44	$498,336	$371,589	$338,858

(1)	Represents the Company’s annual effective weighted average cost of debt at September 30, 2007.

(2)	Includes the current portion.
In April 2007, the Company entered into a $130 million loan agreement (the “Goldman Loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The Goldman Loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. The loan can be repaid at any time, subject to a prepayment penalty of 1% of the outstanding balance during the first six months and 0.5% of the outstanding balance during the following six months. There is no prepayment penalty after the first anniversary of the loan. The Company purchased an interest rate protection agreement which capped the maximum interest rate at 8.5%.
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
Also, in May 2007, the Company defeased $5.7 million of the $60.9 million balance of one of the Company’s mortgage loans, which was secured by seven hotels. The Company purchased $6.0 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the two hotels that originally served as collateral for the defeased portion of the loan. Both hotels were classified as held for sale and have since been sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.
In July 2007, the Company repaid two loans totaling $6.4 million, each of which was secured by one hotel. Both loans had reached their scheduled maturity dates.
Also, in July 2007, the Company defeased $3.1 million of the $65.3 million balance of one of the Company’s mortgage loans, which was secured by nine hotels. The Company purchased $3.2 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale and has since been sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.2 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.
9. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 44% of total reservations during the nine months ended September 30, 2007.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited in thousands)
Continuing operations	$5,178	$4,768	$15,191	$14,173
Discontinued operations	205	1,597	2,779	5,433

	$5,383	$6,365	$17,970	$19,606

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with the current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of two, eight, and three of the franchise agreements for the held for use hotels are scheduled to expire in 2007, 2008, and 2009, respectively. One franchise agreement for the held for sale hotels is scheduled to expire in 2007 and 2008, respectively. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the licensee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from three to 24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either acknowledge a cure under the franchise agreement, returning the hotel to good standing, or issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either acknowledge a cure of the default under the franchise agreement, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement.
As of November 1, 2007, the Company has been or expects to be notified that it is not in compliance with some of the terms of two of its franchise agreements, is in default with respect to the agreement for one hotel, and is awaiting cure letters from the franchisor for an additional three hotels, summarized as follows:
•	Two hotels are in non-compliance of the franchise agreements because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated dates, these hotels could be subject to termination of the franchise agreements.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by December 31, 2007, the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor, is in the planning and diligence phase of renovation, and anticipates that it will be given additional time to cure the default.

•	The Company expects to earn “clean slate” letters for the remaining three hotels in February 2009, August 2009, and February 2010, respectively.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service, increased cleanliness, and product improvements by the required cure dates.
The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $8.0 million for the capital improvements portion of the action plans) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.
Letters of Credit
As of September 30, 2007, the Company had four irrevocable letters of credit totaling $6.0 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets and serves as a guarantee for self-insured losses and certain utility and liquor bonds. The letters of credit will expire in October 2007, November 2007, January 2008 and September 2008, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At September 30, 2007 and December 31, 2006, the Company had accrued $13.6 million and $11.5 million, respectively, for these liabilities.
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
During the nine months ended September 30, 2007, the Company finalized the casualty claims for the two hotels that were damaged by Hurricane Katrina. As a result, the Company recorded net casualty gains of $1.9 million in continuing operations for the hotel that is classified as held for use and $2.7 million in discontinued operations for the hotel that was sold in December 2006.
During the nine months ended September 30, 2007, the Company recorded business interruption proceeds of $0.6 million and insurance advances for casualty claims of $1.0 million for the hotel that remains closed. At September 30, 2007, the casualty and business interruption claims were not finalized for this hotel.
Litigation
On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of November 1, 2007, twelve lawsuits have been brought against the Company, including one alleging wrongful death.
All pending litigation claims related to the fire are covered by the Company’s general liability insurance policies, subject to a self-insured retention of $250,000. However, the Company has responsibility to pay all of its legal and other expenses associated with defending these claims.
Management believes that the Company has adequate insurance protection to cover all pending litigation matters, including the claims related to fire at the Marietta, GA property, and that the resolution of these claims will not have a material adverse effect on the Company’s results of operations or financial condition.
10. Income Taxes
For the year ended December 31, 2006, the Company had taxable income of $3.3 million. Because the Company had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2006. A net loss was reported for federal income tax purposes for the year ended December 31, 2005 and no federal income taxes were paid. At December 31, 2006, net operating loss carryforwards of $331.8 million were available for federal income tax purposes of which $178.4 million were available for use. The net operating losses will expire in years 2019 through 2025, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2006, $87.7 million of the NUBIL had been recognized. The amount of losses subject to Section 382 limitations is $149.7 million; losses not subject to 382 limitations are $28.7 million.
In 2007, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards.

Furthermore, at December 31, 2006, a valuation allowance of $120.9 million fully offset the Company’s net deferred tax asset. Approximately $97 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At September 30, 2007, the valuation allowance decreased to $71 million. This balance is primarily attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to net operating losses that will expire unused due to Section 382 limitations. At September 30, 2007, net operating loss carryforwards of $208.5 million were reported for federal income tax purposes, which will expire in years 2019 through 2027 and reflect only those losses available for use.
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
The Company was required to adopt the provisions of FIN 48 with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.
11. Recent Accounting Pronouncements
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
Executive Overview
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2007 Green Book issue published in December 2006. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
As of September 30, 2007, we operated 48 hotels with an aggregate of 8,693 rooms, located in 25 states and Canada. Of the 48 hotels, 44 hotels, with an aggregate of 8,116 rooms, were held for use, while 4 hotels with an aggregate of 577 rooms, were held for sale. We consolidated all of these hotels in our financial statements.
Our portfolio of 48 hotels consisted of:
• 47 hotels that were wholly owned and operated through subsidiaries; and
•	one hotel that was operated in a joint venture in which we have a 50% voting equity interest and exercise control.
On March 20, 2007, we acquired our joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza hotel for $2.9 million. On July 26, 2007, we acquired our joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million. As a result, these hotels are now consolidated as wholly-owned subsidiaries.
As of September 30, 2007, we operated all but three of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 26 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional 7 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Third quarter revenues increased $5.5 million or 8.4%. Rooms revenues increased $3.7 million, or 7.4%, as occupancy and ADR rose 3.3% and 3.9%, respectively. Overall, we gained market share during the third quarter as RevPAR index rose to 99.2%, a 1.4% increase over the same period one year ago. Excluding hotels under renovation in the third quarters of 2007 and/or 2006, RevPAR index grew 3.1%. Food and beverage revenues increased $1.5 million, an increase of 11.4% compared with the same period last year, driven by the successful implementation of our food and beverage sales and profitability initiatives.

•	Third quarter operating income decreased $1.8 million as strong operating performance at our hotels was more than offset by the following:
o	In the third quarter of 2006, we benefited from casualty gains of $3.1 million related to the settlement of property damage claims at two of our hotels. Similar gains were not recorded in the third quarter of 2007.

o	In the third quarter of 2007, we implemented cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in the Company’s corporate and regional staff as well as reductions in hotel staff at certain locations. As a result, we recorded restructuring costs totaling $1.3 million, representing severance and related costs. The majority of the terminations occurred in the third quarter. As of November 1, the remaining terminations had been communicated to the affected employees. We expect corporate and hotel payroll and related costs to decrease beginning in the fourth quarter of 2007.

o	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the third quarter, we incurred $0.6 million in related costs.
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
The following dispositions took place during the first quarter of 2007:
•	In January 2007, we sold the University Plaza Bloomington, IN for a gross sales price of $2.4 million. An impairment charge of $0.1 million was recorded upon the disposition of this hotel.

•	Additionally, in March 2007, we sold the Holiday Inn Hamburg, NY for a gross sales price of $3.4 million, realized a gain of $0.8 million, and used $2.0 million to pay down debt. The remaining net proceeds, after paying settlement costs, were used for general corporate purposes.
The following dispositions took place during the second quarter of 2007:
•	In June 2007, we sold the Holiday Inn Sheffield, AL, which was previously written down to its estimated net selling price, for a gross sales price of $4.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.

•	In June 2007, we sold 15 hotels. These hotels, along with an additional hotel expected to be sold later in the year, were negotiated in a single purchase-sale agreement to an individual buyer. The agreement met the criteria for recognition as a group sale and the aggregate transaction is expected to result in a gain. $60.8 million of the aggregate purchase price was allocated to the 15 hotels and the net proceeds, after paying settlement costs, were used for general corporate purposes. The gain, which will be deferred until the remaining hotel is sold, is included in Liabilities Related to Assets Held for Sale in our Balance Sheet.
The following dispositions took place during the third quarter of 2007:
•	In July 2007, we sold the Holiday Inn Clarksburg, WV, which had previously been written down to its estimated net selling price, for a gross sales price of $2.9 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.

•	In July 2007, we sold the Holiday Inn Fort Wayne, IN for a gross sales price of $2.8 million and realized a gain of $1.7 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.

•	Additionally, in August 2007, we sold the Holiday Inn Fairmont, WV for a gross sales price of $2.6 million and realized a gain of $0.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
The condensed consolidated statements of operations for discontinued operations for the three and nine months ended September 30, 2007 and 2006 include the results of operations for the four hotels classified as held for sale at September 30, 2007, as well as all properties that have been sold in accordance with SFAS No. 144.
The assets held for sale at September 30, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2007 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the nine months ended September 30, 2007, we recorded impairment charges of $2.5 million on assets held for sale.
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
Income Statement Overview
The discussion below relates to our 44 continuing operations hotels (including the Holiday Inn Marietta, GA, which is closed following a fire), for the three months ended September 30, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended September 30, 2007 and 2006.
Revenues — Continuing Operations

	Three Months Ended September 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$54,187	$50,445	$3,742	7.4%
Food and beverage	14,381	12,912	1,469	11.4%
Other	2,417	2,105	312	14.8%

Total revenues	$70,985	$65,462	$5,523	8.4%

Occupancy	71.5%	69.2%		3.3%
ADR	$103.93	$100.05	$3.88	3.9%
RevPar	$74.34	$69.20	$5.14	7.4%
Revenues for the third quarter of 2007 increased $5.5 million or 8.4% as room revenues increased 7.4%, food & beverage revenues increased 11.4%, and other revenues rose 14.8%. The growth in room revenue was driven by a 3.9% increase in average daily rate and a 3.3% increase in occupancy. Transient revenue increased 7.9%, group revenue increased 7.5% and contract revenue decreased 0.9% for the quarter. A la carte food & beverage revenue increased 4.2% (0.8% on a per occupied room basis) and banquet food revenues increased 17.7%. Other revenues increased 14.8% as telephone revenue declined 20.0%, but was more than offset by an 18.2% increase in all other operating revenues, including parking and new programs offered at our beachfront and resort hotels.

The third quarter of 2007 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the third quarter of 2007 for three hotels under renovation was $0.8 million. The former Holiday Inn Select DFW Airport hotel was recently converted to a Wyndham hotel and is undergoing an extensive renovation. As a result of this renovation, third quarter 2007 revenues declined $0.7 million, or 39.2%, compared to the same period one year ago. There was no revenue displacement in the third quarter of 2006.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended September 30, 2007 and 2006. We have presented this information in eight different subsets to illustrate the impact of the hotel closed due to fire, the hotel that benefited from Hurricane Katrina, renovations underway and completed, and branding.

Hotel	Room		Three Months Ended September 30,
Count	Count		2007	2006	Increase (decrease)
43	7,923	Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	71.5%	69.2%		3.3%
		ADR	$103.93	$100.05	$3.88	3.9%
		RevPAR	$74.34	$69.20	$5.14	7.4%
		RevPAR Index	99.2%	97.8%		1.4%

42	7,679	Continuing Operations less one hotel closed in 2006 due to fire and Radisson New Orleans Airport hotel
		Occupancy	71.6%	69.5%		3.0%
		ADR	$104.51	$100.12	$4.39	4.4%
		RevPAR	$74.85	$69.58	$5.27	7.6%
		RevPAR Index	99.2%	97.9%		1.3%

40	7,243	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in the third quarters of 2006 and/or 2007
		Occupancy	73.6%	69.2%		6.4%
		ADR	$104.57	$101.93	$2.64	2.6%
		RevPAR	$76.96	$70.56	$6.40	9.1%
		RevPAR Index	99.9%	96.9%		3.1%

10	2,259	Hotels completing major renovations in 2005 and 2006
		Occupancy	75.5%	67.0%		12.7%
		ADR	$108.86	$104.83	$4.03	3.8%
		RevPAR	$82.21	$70.19	$12.02	17.1%
		RevPAR Index	102.5%	96.1%		6.7%

12	1,398	Marriott Hotels
		Occupancy	74.9%	74.6%		0.4%
		ADR	$113.27	$108.27	$5.00	4.6%
		RevPAR	$84.83	$80.74	$4.09	5.1%
		RevPAR Index	111.3%	112.2%		(0.8)%

4	777	Hilton Hotels
		Occupancy	75.4%	69.0%		9.3%
		ADR	$106.25	$104.40	$1.85	1.8%
		RevPAR	$80.12	$72.08	$8.04	11.2%
		RevPAR Index	96.9%	89.4%		8.4%

23	4,958	IHG Hotels
		Occupancy	72.5%	68.4%		6.0%
		ADR	$103.88	$100.57	$3.31	3.3%
		RevPAR	$75.34	$68.78	$6.56	9.5%
		RevPAR Index	97.3%	94.9%		2.5%

4	790	Other Brands and Independent Hotels
		Occupancy	55.5%	64.6%		(14.1)%
		ADR	$78.96	$75.16	$3.80	(5.1)%
		RevPAR	$43.84	$48.53	$(4.69)	(9.7)%
		RevPAR Index	84.4%	98.3%		(14.1)%

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Direct operating expenses:
Rooms	$14,157	$13,297	$860	6.5%	19.9%	20.3%
Food and beverage	10,651	9,772	879	9.0%	15.0%	14.9%
Other	1,683	1,523	160	10.5%	2.4%	2.3%

Total direct operating expenses	$26,491	$24,592	$1,899	7.7%	37.3%	37.6%

Direct operating margin (by revenue source):
Rooms	$40,030	$37,148	$2,882	7.8%
Food and beverage	3,730	3,140	590	18.8%
Other	734	582	152	26.1%

Total direct operating margin	$44,494	$40,870	$3,624	8.9%

Direct operating margin % (by revenue source):
Rooms	73.9%	73.6%
Food and beverage	25.9%	24.3%
Other	30.4%	27.6%

Total direct operating margin	62.7%	62.4%

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
Total direct operating expenses increased $1.9 million, or 7.7%, but decreased as a percentage of total revenues from 37.6% in 2006 to 37.3% in 2007. Direct operating margin grew $3.6 million or 8.9%. Direct operating margin as a percentage of total revenues improved 30 basis points from 62.4% in 2006 to 62.7% in 2007.
Rooms expenses increased $0.9 million, or 6.5%. On a cost per occupied room (POR) basis, rooms expenses increased 3.1%, from $25.97 in 2006 to $26.77 in 2007. Direct operating margin for rooms improved 30 basis points from 73.6% in 2006 to 73.9% in 2007. The increase in rooms expenses were driven primarily by the following:
•	Fee-based expenses including reservations, travel agent and credit card commissions increased $0.3 million, or 13.3%, driven largely by revenue growth.

•	Payroll costs increased $0.3 million, or 3.9%.
Food and beverage expenses increased $0.9 million, or 9.0%. Direct operating margin for food and beverage grew $0.6 million or 18.8%. Food and beverage profit margin rose 160 basis points, largely driven by labor management initiatives.
Other direct operating expenses increased $0.2 million, or 10.5%. Other direct operating margin grew $0.2 million.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$4,256	$3,855	$401	10.4%	6.0%	5.9%
Advertising and promotion	3,789	3,079	710	23.1%	5.3%	4.7%
Franchise fees	5,178	4,768	410	8.6%	7.3%	7.3%
Repairs and maintenance	3,352	3,324	28	0.8%	4.7%	5.1%
Utilities	4,115	4,042	73	1.8%	5.8%	6.2%
Other expenses	234	10	224	n/m	0.3%	0.0%

Other hotel operating costs	20,924	19,078	$1,846	9.7%	29.5%	29.1%

Property and other taxes, insurance, and leases	4,734	5,862	(1,128)	(19.2%)	6.7%	9.0%
Corporate and other	5,585	5,592	(7)	(0.1%)	7.9%	8.5%
Casualty gains, net	—	(3,085)	3,085	100.0%	0.0%	(4.7%)
Restructuring	1,258	—	1,258	n/m	1.8%	0.0%
Depreciation and amortization	8,086	7,886	200	2.5%	11.4%	12.0%
Impairment of long-lived assets	535	323	212	65.6%	0.8%	0.5%

Total other operating expenses	$41,122	$35,656	$5,466	15.3%	57.9%	54.5%

Total operating expenses	$67,613	$60,248	$7,365	12.2%	95.2%	92.0%

Operating income	$3,372	$5,214	$(1,842)	(35.3%)	4.8%	8.0%

Operating income decreased $1.8 million, or 35.3% in the third quarter of 2007. In the third quarter of 2006, we recorded casualty gains of $3.1 million related to the settlement of property damage claims at two of our hotels. Similar gains were not recorded in the third quarter of 2007. In addition, we recorded $1.3 million of costs associated with the restructuring of our corporate and regional staff, as well as staff reductions at certain hotels. These factors more than offset the positive operating results of our hotels.
Other hotel operating costs increased $1.8 million, or 9.7%, and increased 40 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs increased $0.4 million, or 10.4%, primarily as a result of higher payroll and travel expenses. The increase in payroll costs of $0.4 million was due in large part to fewer vacant positions.

•	Advertising and promotion costs increased $0.7 million, or 23.1%, due largely to higher sales staffing levels, higher sales bonuses driven by revenue growth, and promotion expenses.

•	Franchise fees increased $0.4 million, or 8.6%, driven in large part by higher room revenues. As a percentage of total revenues, franchise fees remained constant. As a percentage of room revenues, franchise fees increased 10 basis points from 9.5% to 9.6%.

•	Repairs and maintenance expenses remained relatively constant. As a percentage of revenues, repairs and maintenance expenses decreased 40 basis points from 5.1% to 4.7%.

•	Utilities increased 1.8%, primarily because of higher electricity rates. As a percentage of total revenues, utilities decreased 40 basis points.

•	Other expenses increased $0.2 million due primarily to costs associated with the conversion of one of our hotels to another brand.
Property and other taxes, insurance and leases decreased $1.1 million, or 19.2%. Property and other taxes decreased $0.5 million, primarily because of credits recorded in the third quarter related to the successful appeal of property tax increases at certain locations. Overall, we expect property taxes to increase because of higher assessed values driven by the completion of several major renovation projects in 2005 and 2006. Insurance costs decreased $0.5 million. The annual renewal cycle for our property insurance policies occurred near the end of the second quarter and we were successful in negotiating lower insurance rates.
Corporate and other costs remained constant. In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the third quarter of 2007, we incurred $0.7 million in costs related to this effort. In the fourth quarter of 2007, we expect corporate costs to decrease compared with the same period last year as a result of our restructuring initiative, excluding costs related to our review of strategic alternatives.

Depreciation and amortization increased $0.2 million, or 2.5%, due to the completion of several renovation projects in 2006 as well as purchases of furniture, fixtures and equipment during the first nine months of 2007. As a percentage of total revenues, depreciation and amortization declined 60 basis points.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended September 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$299	$2,706	$(2,407)	(89.0%)
Interest income and other	1,330	786	544	69.2%
Interest expense	(6,642)	(6,482)	160	2.5%
The $2.4 million decrease in business interruption proceeds was a result of the settlement of insurance claims in 2006 associated with our two hotels in Florida that were closed in 2005 because of hurricane damage. Business interruption proceeds of $0.3 million in the third quarter of 2007 relate to our hotel in Marietta, Georgia which remains closed following a fire in January 2006. Interest expense increased $0.2 million due to the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the hotels that were encumbered by the debt facilities.
The analysis below compares the results of operations for the nine months ended September 30, 2007 and September 30, 2006.
Revenues — Continuing Operations

	Nine Months Ended September 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$160,646	$152,102	$8,544	5.6%
Food and beverage	45,004	40,658	4,346	10.7%
Other	6,931	6,208	723	11.6%

Total revenues	$212,581	$198,968	$13,613	6.8%

Occupancy	69.7%	69.0%		1.0%
ADR	$106.61	$102.08	$4.53	4.4%
RevPar	$74.27	$70.43	$3.84	5.5%
Revenues for the first nine months of 2007 increased $13.6 million or 6.8%. Room revenues grew $8.5 million, food & beverage revenues increased $4.3 million, and other revenues increased $0.7 million. Higher room revenues were driven by a 4.4% improvement in average daily rate and a 1.0% increase in occupancy. Transient revenue grew 5.0%, group revenue rose 5.4% and contract revenue increased 12.1% for the nine months ended September 30, 2007. A la carte food & beverage revenues increased 5.8% (5.0% on a per occupied room basis) and banquet food revenues grew 13.8%. Other revenues increased 11.6% as telephone revenue declined 20.1%, but was more than offset by a 15.4% increase in all other operating revenues, including parking and new programs offered at our beachfront and resort hotels.
The first nine months of 2007 were adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated other or “soft” displacement associated with a renovation; for example, guests who depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests who may choose an alternative hotel during the renovation, or local groups that may not solicit the hotel to house their groups during renovations. Total revenue displacement during the first nine months of 2007 for four hotels under renovation was $1.1 million. The former Holiday Inn Select DFW Airport hotel was recently converted to a Wyndham hotel and is undergoing an extensive renovation.

As a result of this renovation, revenues for the nine months ended September 30, 2007, declined $1.3 million, or 24.3%, compared to the same period one year ago. We experienced total revenue displacement of $0.3 million for the same period in 2006.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the nine months ended September 30, 2007 and 2006. We have presented this information in eight different subsets to illustrate the impact of the hotel closed due to fire, the hotel that benefited from Hurricane Katrina, renovations underway and completed, and branding.

Hotel	Room		Nine Months Ended September 30,
Count	Count		2007	2006	Increase (decrease)
43	7,923	Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	69.7%	69.0%		1.0%
		ADR	$106.61	$102.17	$4.44	4.3%
		RevPAR	$74.27	$70.48	$3.79	5.4%
		RevPAR Index	99.8%	98.4%		1.4%

42	7,679	Continuing Operations less one hotel closed in 2006 due to fire and Radisson New Orleans Airport hotel
		Occupancy	69.7%	68.9%		1.2%
		ADR	$107.04	$101.42	$5.61	5.5%
		RevPAR	$74.63	$69.91	$4.72	6.8%
		RevPAR Index	100.1%	98.1%		2.0%

38	6,790	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in the third quarters of 2006 and/or 2007
		Occupancy	71.0%	68.5%		3.6%
		ADR	$105.53	$103.01	$2.52	2.4%
		RevPAR	$74.98	$70.56	$4.42	6.3%
		RevPAR Index	100.7%	98.1%		2.7%

10	2,259	Hotels completing major renovations in 2005 and 2006
		Occupancy	72.7%	66.5%		9.3%
		ADR	$112.06	$111.54	$0.52	0.5%
		RevPAR	$81.47	$74.13	$7.34	9.9%
		RevPAR Index	98.9%	93.6%		5.7%

12	1,398	Marriott Hotels
		Occupancy	72.3%	74.4%		(2.8)%
		ADR	$114.12	$105.62	$8.50	8.0%
		RevPAR	$82.52	$78.54	$3.98	5.1%
		RevPAR Index	112.2%	112.2%		0.0%

4	777	Hilton Hotels
		Occupancy	69.1%	66.3%		4.2%
		ADR	$108.02	$104.33	$3.69	3.5%
		RevPAR	$74.66	$69.14	$5.52	8.0%
		RevPAR Index	95.2%	90.6%		5.1%

23	4,958	IHG Hotels
		Occupancy	70.5%	67.7%		4.1%
		ADR	$106.60	$102.57	$4.03	3.9%
		RevPAR	$75.10	$69.42	$5.68	8.2%
		RevPAR Index	98.4%	95.0%		3.6%

4	790	Other Brands and Independent Hotels
		Occupancy	60.5%	70.3%		(13.9)%
		ADR	$89.29	$91.28	($1.99)	(2.2)%
		RevPAR	$54.06	$64.13	($10.07)	(15.7)%
		RevPAR Index	88.0%	102.5%		(14.1)%

Direct operating expenses — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Direct operating expenses:
Rooms	$40,592	$38,810	$1,782	4.6%	19.1%	19.5%
Food and beverage	31,656	29,260	2,396	8.2%	14.9%	14.7%
Other	4,837	4,705	132	2.8%	2.3%	2.4%

Total direct operating expenses	$77,085	$72,775	$4,310	5.9%	36.3%	36.6%

Direct operating margin (by revenue source):
Rooms	$120,054	$113,292	$6,762	6.0%
Food and beverage	13,348	11,398	1,950	17.1%
Other	2,094	1,503	591	39.3%

Total direct operating margin	$135,496	$126,193	$9,303	7.4%

Direct operating margin % (by revenue source):
Rooms	74.7%	74.5%
Food and beverage	29.7%	28.0%
Other	30.2%	24.2%

Total direct operating margin	63.7%	63.4%

During the nine months ended September 30, 2007, total direct operating expenses increased $4.3 million, or 5.9%, but decreased as a percentage of total revenues from 36.6% in 2006 to 36.3% in 2007. Direct operating margin rose $9.3 million, or 7.4%. Direct operating margin as a percentage of total revenues expanded 30 basis points from 63.4% in 2006 to 63.7% in 2007.
Rooms expenses increased $1.8 million, or 4.6%. On a cost per occupied room (POR) basis, rooms expenses increased 3.8%, from $25.58 in 2006 to $26.56 in 2007. Direct operating margin for rooms rose 20 basis points from 74.5% in 2006 to 74.7% in 2007. The increase in rooms expenses was caused by the following:
•	Higher fee-based expenses, including reservations, travel agent and credit card commissions, driven by higher revenues.

•	Higher payroll costs, up 1.4% on a POR basis.

•	Increased costs in other operating areas including room promotion, cable television, credit card and other commissions, and guest satisfaction.
Food and beverage expenses increased $2.4 million, or 8.2%. Direct operating margin for food and beverage increased $2.0 million or 17.1%. Food and beverage profit margin expanded 170 basis points, driven in part by labor management initiatives.
Other direct operating expenses increased $0.1 million, while direct operating margin grew $0.6 million.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (decrease)		2007	2006
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs General and administrative	$13,111	$11,518	$1,593	13.8%	6.2%	5.8%
Advertising and promotion	11,328	9,473	1,855	19.6%	5.3%	4.8%
Franchise fees	15,191	14,173	1,018	7.2%	7.1%	7.1%
Repairs and maintenance	9,888	9,946	(58)	(0.6%)	4.7%	5.0%
Utilities	11,444	11,101	343	3.1%	5.4%	5.6%
Other expenses	453	184	269	146.2%	0.2%	0.1%

Other hotel operating costs	61,415	56,395	$5,020	8.9%	28.9%	28.3%

Property and other taxes, insurance, and leases	15,557	14,980	577	3.9%	7.3%	7.5%
Corporate and other	17,197	15,801	1,396	8.8%	8.1%	7.9%
Casualty gains, net	(1,867)	(2,888)	1,021	35.4%	(0.9%)	(1.5%)
Restructuring	1,258	—	1,258	n/m	0.6%	0.0%
Depreciation and amortization	23,848	22,948	900	3.9%	11.2%	11.5%
Impairment of long-lived assets	1,022	533	489	91.7%	0.5%	0.3%

Total other operating expenses	$118,430	$107,769	$10,661	9.9%	55.7%	54.2%

Total operating expenses	$195,515	$180,544	$14,971	8.3%	92.0%	90.7%

Operating income	$17,066	$18,424	$(1,358)	(7.4%)	8.0%	9.3%

Operating income decreased $1.4 million, or 7.4% during the first nine months of 2007. $1.3 million of the decrease was related to costs associated with the restructuring of our corporate and regional staff, as well as staff reductions at certain hotels.
Other hotel operating costs increased $5.0 million, or 8.9%, an increase of 60 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs increased $1.6 million, or 13.8%, driven largely by higher payroll, legal, professional fees, moving costs, training and travel costs.

•	Advertising and promotion costs increased $1.9 million, or 19.6%, due primarily to increased sales staffing and travel expense.

•	Franchise fees increased $1.0 million, or 7.2%, driven largely by higher room revenues. As a percentage of room revenues, franchise fees increased 20 basis points from 9.3% to 9.5%.

•	Repairs and maintenance expenses decreased $58,000, or 0.6%, resulting from improved preventive maintenance programs and execution of our capital expenditures plan. Repairs and maintenance expenses declined 30 basis points as a percentage of revenues.

•	Utilities increased $0.3 million, or 3.1% (2.3% on a cost POR basis), primarily as a result of higher electricity rates. As a percentage of total revenues, utilities decreased 20 basis points.

•	Other expenses increased $0.3 million due primarily to costs associated with the conversion of one of our hotels to another brand.
Property and other taxes, insurance and leases increased $0.6 million, or 3.9%, but decreased 20 basis points as a percentage of total revenue. The increase was largely attributable to higher property insurance costs. The annual renewal cycle for our property insurance policies occurred near the end of the second quarter and we negotiated lower insurance rates, the effects of which were experienced beginning in June 2007.
Corporate and other costs increased $1.4 million, due largely to the following:
•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During the first nine months of 2007, we incurred $1.3 million in related costs.

•	Costs associated with our corporate operations team increased $0.6 million. In November 2006, we announced a major strategic initiative to reconfigure our hotel portfolio and dispose of our non-core hotels. In conjunction with this initiative, we reorganized our operations team to focus on the different needs of our core and non-core (held for sale) hotels.

•	$0.3 million was related to the amortization of non-vested stock awards granted to our Board of Directors in February 2007. Two members of the Board did not stand for reelection at the April 2007 annual meeting of stockholders and the Board elected to accelerate the vesting of the awards for those individuals as of April 24, 2007. In addition, one Board member resigned during August 2007 and the Board elected to accelerate the vesting of the award as of August 8, 2007. The stock awarded to the remaining members of our Board of Directors is being amortized over a three-year vesting period at an annualized rate of $0.1 million.
Casualty gains of $1.9 million in the first nine months of 2007 related to the settlement of a property damage claim at our Radisson New Orleans Airport hotel, which was damaged by Hurricane Katrina.
Depreciation and amortization increased $0.9 million, or 3.9%, due to the completion of several renovation projects in 2006 as well as purchases of furniture, fixtures and equipment during the first nine months of 2007. As a percentage of total revenues, depreciation and amortization declined 30 basis points.
Non-operating income (expenses) — Continuing Operations

	Nine Months Ended September 30,
	2007	2006	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Business interruption proceeds	$571	$3,401	$(2,830)	(83.2%)
Interest income and other	3,077	1,943	1,134	58.4%
Interest expense	(19,607)	(19,051)	556	2.9%
Loss on debt extinguishment	(3,411)	—	3,411	n/m
The decrease in business interruption proceeds was a result of the settlement of insurance claims in 2006 associated with our two hotels in Florida that were closed in 2005 because of hurricane damage. Business interruption proceeds of $0.6 million in 2007 relate to our hotel in Marietta, Georgia which remains closed following a fire in January 2006. Interest income and other increased $1.1 million, driven by higher balances in our interest-bearing cash and escrow accounts and higher interest rates. Interest expense increased $0.6 million due to the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the hotels that were encumbered by the debt facilities. The $3.4 million loss on debt extinguishment was a result of the refinancing.
Results of Operations — Discontinued Operations
During the nine months ended September 30, 2007, 21 hotels were sold for an aggregate sales price of approximately $79.0 million, of which $2.0 million was used to pay down debt. The remaining proceeds, after paying selling costs, were used for general corporate purposes.
Impairment was recorded on assets held for sale in the nine months ended September 30, 2007 and 2006. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $0.5 million recorded during the three months ended September 30, 2007 related mainly to the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price.
The impairment of long-lived assets held for sale of $2.5 million recorded during the nine months ended September 30, 2007 included the following:
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price;

•	$0.4 million on the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
The impairment of long-lived assets held for sale of $2.0 million recorded in the three months ended September 30, 2006 included the following:
•	$1.0 million on the Ramada Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell; and

•	$1.0 million on the Holiday Inn Sheffield, AL hotel to reflect the reduced estimated selling price.
The impairment of long-lived assets held for sale of $10.0 million recorded in the nine months ended September 30, 2006 included the following (amounts are individually rounded):
•	$3.9 million on the Holiday Inn Manhattan, KS hotel to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS hotel to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006 and the reduced estimated selling price in the third quarter;

•	$0.3 million on the Holiday Inn McKnight, PA hotel to reflect the lowered estimated selling price and to reflect the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property;

•	$0.2 million on the Holiday Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

•	$0.1 million on the Azalea Inn Valdosta, GA hotel to reflect the estimated selling costs of the sale as this hotel was identified for sale during the first quarter of 2006;

•	$0.7 million on the University Plaza Bloomington, IN hotel, which was classified as held for sale during the second quarter, to reduce the carrying value to estimated selling price less costs to sell; and

•	$1.0 million on the Ramada Plaza Macon, GA hotel, which was classified as held for sale during the third quarter, to reduce the carrying value to estimated selling price less cost to sell.
During the nine months ended September 30, 2007, the Company finalized the casualty claim for the one hotel that was sold in December 2006 which was damaged by Hurricane Katrina. As a result, the Company recorded a net casualty gain of $2.7 million in discontinued operations.
During the nine months ended September 30, 2007, the Company recorded a net gain on asset disposition of $1.9 million, which included a $0.8 million gain on the sale of the Holiday Inn Hamburg, NY in the first quarter, a $1.7 million gain on the sale of the Holiday Inn Fort Wayne, IN in the third quarter, and a $0.1 million gain on the sale of the Holiday Inn Fairmont, WV in the third quarter. These gains were partially offset by a $0.6 million loss recorded in the second quarter related to the sale of the Quality Inn Metairie, LA, which was sold in December 2006, because it is unlikely that the Company will recover the remaining net receivable balance.
During the nine months ended September 30, 2007, the Company recorded a $1.3 million loss on debt extinguishment related to the refinancing that occurred in April 2007 and the partial defeasance of debt in July 2007.
Income Taxes
For the year ended December 31, 2006, we had taxable income of $3.3 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2006. A net loss was reported for federal income tax purposes for the year ended December 31, 2005 and no federal income taxes were paid. At December 31, 2006, net operating loss carryforwards of $331.8 million were available for federal income tax purposes of which $178.4 million were available for use. The net operating losses will expire in years 2019 through 2025, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2006 $87.7 million of the NUBIL has been recognized.

The amount of losses subject to Section 382 limitations is $149.7 million; losses not subject to 382 limitations are $28.7 million.
In 2007, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards.
Furthermore, at December 31, 2006, a valuation allowance of $120.9 million fully offset our net deferred tax asset. Approximately $97 million of this balance was attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. At September 30, 2007, the valuation allowance decreased to $71 million. This balance is primarily attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods. The release of the valuation allowance relates to net operating losses that will expire unused due to Section 382 limitations. At September 30, 2007, net operating loss carryforwards of $208.5 million were reported for federal income tax purposes, which will expire in years 2019 through 2027 and reflect only those losses available for use.
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
We were required to adopt the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended September 30, 2007. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 44 hotels classified as held for use at September 30, 2007:

	2007			2006				2005
	Third	Second	First	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)
Revenues:
Rooms	54,187	$56,216	$50,243	$45,617	$50,445	$53,788	$47,869	$40,957
Food and beverage	14,381	16,779	13,844	15,134	12,912	15,636	12,110	11,973
Other	2,417	2,453	2,061	2,066	2,105	2,154	1,949	1,849

	70,985	75,448	66,148	62,817	65,462	71,578	61,928	54,779

Direct operating expenses:
Rooms	14,157	13,756	12,679	12,462	13,297	13,310	12,203	11,253
Food and beverage	10,651	11,021	9,984	10,363	9,772	10,469	9,019	8,444
Other	1,683	1,642	1,512	1,456	1,523	1,657	1,525	1,484

	26,491	26,419	24,175	24,281	24,592	25,436	22,747	21,181

	44,494	49,029	41,973	38,536	40,870	46,142	39,181	33,598
Other operating expenses:
Other hotel operating costs	20,924	20,478	20,013	18,304	19,078	18,755	18,562	17,265
Property and other taxes, insurance and leases	4,734	5,212	5,611	5,813	5,862	4,717	4,401	3,937
Corporate and other	5,585	5,930	5,682	4,959	5,592	5,292	4,917	4,314
Casualty (gain) losses, net	—	—	(1,867)	—	(3,085)	31	166	(28,754)
Restructuring	1,258
Depreciation and amortization	8,086	7,960	7,802	7,770	7,886	7,704	7,358	7,002
Impairment of long-lived assets	535	222	265	225	323	16	194	1,018

Other operating expenses	41,122	39,802	37,506	37,071	35,656	36,515	35,598	4,782

	3,372	9,227	4,467	1,465	5,214	9,627	3,583	28,816
Other income (expenses):
Business interruption insurance proceeds	299	272	—	530	2,706	695	—	1,772
Interest income and other	1,330	822	925	664	786	848	309	271
Other interest expense	(6,642)	(6,767)	(6,198)	(6,297)	(6,482)	(6,227)	(6,342)	(5,485)
Loss on debt extinguishment	—	(3,411)	—	—	—	—	—	—

(Loss) income before income taxes and minority interests	(1,641)	143	(806)	(3,638)	2,224	4,943	(2,450)	25,374
Minority interests (net of taxes, nil)	—	(56)	(365)	335	100	(136)	(4)	(8,486)

(Loss) income before income taxes — continuing operations	(1,641)	87	(1,171)	(3,303)	2,324	4,807	(2,454)	16,888
Benefit (provision) for income taxes — continuing operations	744	(19)	686	(9,082)	(1,039)	(2,245)	725	(8,383)

(Loss) income from continuing operations	(897)	68	(485)	(12,385)	1,285	2,562	(1,729)	8,505

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,300	(565)	2,182	(12,765)	(1,917)	1,853	4,812	(1,014)
(Provision) benefit for income taxes	(356)	234	(1,854)	4,437	794	(414)	(1,709)	313

Income (loss) from discontinued operations	944	(331)	328	(8,328)	(1,123)	1,439	3,103	(701)

Net income (loss) attributable to common stock	$47	$(263)	$(157)	$(20,713)	$162	$4,001	$1,374	$7,804

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2007 and 2006, by market. The tables exclude the Holiday Inn Marietta, GA since it was closed on January 15, 2006 due to fire damage and the (former) Holiday Inn St. Paul, MN, which is closed.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Radisson, Residence Inn by Marriott, Springhill Suites by Marriott and Wyndham;

•	Midscale with Food & Beverage: Doubletree Club, Holiday Inn, Holiday Inn Select; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

Combined Continuing and Discontinued Operations — 46 hotels (excludes 2 hotels)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	78.6%	71.8%	73.4%	69.2%
Average daily rate	$117.97	$113.98	$119.68	$113.49
RevPAR	$92.72	$81.86	$87.85	$78.52

Upscale
Number of properties	21	20	21	20
Number of rooms	3,859	3,577	3,859	3,577
Occupancy	67.5%	65.9%	68.8%	69.6%
Average daily rate	$102.60	$101.46	$109.12	$106.74
RevPAR	$69.23	$66.90	$75.13	$74.25

Midscale with Food & Beverage
Number of properties	17	18	17	18
Number of rooms	3,193	3,475	3,193	3,475
Occupancy	75.4%	72.9%	69.4%	68.5%
Average daily rate	$102.60	$96.40	$100.36	$94.90
RevPAR	$77.37	$70.26	$69.62	$64.97

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	245	245	245	245
Occupancy	55.2%	54.9%	58.5%	59.6%
Average daily rate	$75.20	$77.69	$90.83	$87.43
RevPAR	$41.50	$42.67	$53.10	$52.07

Independent Hotels
Number of properties	2	2	2	2
Number of rooms	222	222	222	222
Occupancy	55.8%	63.7%	46.9%	54.5%
Average daily rate	$62.76	$60.14	$57.35	$60.16
RevPAR	$35.03	$38.31	$26.90	$32.81

All Hotels
Number of properties	46	46	46	46
Number of rooms	8,344	8,344	8,344	8,344
Occupancy	70.9%	69.0%	68.6%	68.4%
Average daily rate	$102.82	$98.95	$105.45	$100.98
RevPAR	$72.94	$68.30	$72.35	$69.04

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	78.6%	71.8%	73.4%	69.2%
Average daily rate	$117.97	$113.98	$119.68	$113.49
RevPAR	$92.72	$81.86	$87.85	$78.52

Upscale
Number of properties	21	20	21	20
Number of rooms	3,861	3,579	3,861	3,579
Occupancy	67.5%	65.9%	68.8%	69.6%
Average daily rate	$102.60	$101.46	$109.12	$106.74
RevPAR	$69.23	$66.90	$75.13	$74.25

Midscale with Food & Beverage
Number of properties	15	16	15	16
Number of rooms	2,889	3,171	2,889	3,171
Occupancy	76.8%	73.4%	71.0%	69.3%
Average daily rate	$104.74	$97.90	$102.39	$96.51
RevPAR	$80.41	$71.83	$72.72	$66.91

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	245	245	245	245
Occupancy	55.2%	54.9%	58.5%	59.6%
Average daily rate	$75.20	$77.69	$90.83	$87.43
RevPAR	$41.50	$42.67	$53.10	$52.07

Independent Hotels
Number of properties	1	1	1	1
Number of rooms	105	105	105	105
Occupancy	58.9%	64.6%	58.9%	59.2%
Average daily rate	$46.34	$47.09	$47.38	$50.86
RevPAR	$27.28	$30.42	$27.89	$30.13

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	71.5%	69.2%	69.7%	69.0%
Average daily rate	$103.93	$100.05	$106.61	$102.17
RevPAR	$74.34	$69.20	$74.27	$70.48

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2007 and 2006, by region. The tables exclude the Holiday Inn Marietta, GA because it was closed on January 15, 2006 due to fire damage and the (former) Holiday Inn St. Paul, MN, which is closed.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania, Vermont;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 46 hotels (excludes 2 hotels)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Northeast Region
Number of properties	20	20	20	20
Number of rooms	3,884	3,884	3,884	3,884
Occupancy	73.1%	71.0%	67.3%	67.6%
Average daily rate	$104.32	$100.67	$103.79	$100.52
RevPAR	$76.29	$71.44	$69.83	$67.97

Southeast Region
Number of properties	11	11	11	11
Number of rooms	1,729	1,729	1,729	1,729
Occupancy	73.0%	68.6%	71.7%	68.8%
Average daily rate	$108.84	$108.81	$112.32	$113.24
RevPAR	$79.43	$74.66	$80.50	$77.94

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,415	1,415	1,415	1,415
Occupancy	63.1%	68.6%	63.2%	69.4%
Average daily rate	$97.72	$87.79	$99.11	$88.58
RevPAR	$61.69	$60.22	$62.64	$61.50

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	70.2%	64.3%	74.3%	68.9%
Average daily rate	$94.95	$92.33	$106.98	$99.85
RevPAR	$66.62	$59.37	$79.48	$68.75

All Hotels
Number of properties	46	46	46	46
Number of rooms	8,344	8,344	8,344	8,344
Occupancy	70.9%	69.0%	68.6%	68.4%
Average daily rate	$102.82	$98.95	$105.45	$100.98
RevPAR	$72.94	$68.30	$72.35	$69.04

Continuing Operations — 43 hotels (excludes 1 hotel and held for sale hotels)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Northeast Region
Number of properties	17	17	17	17
Number of rooms	3,463	3,463	3,463	3,463
Occupancy	74.7%	71.5%	69.5%	68.9%
Average daily rate	$106.89	$103.28	$106.32	$103.19
RevPAR	$79.90	$73.87	$73.93	$71.11

Southeast Region
Number of properties	11	11	11	11
Number of rooms	1,731	1,731	1,731	1,731
Occupancy	73.0%	68.6%	71.7%	68.8%
Average daily rate	$108.84	$108.81	$112.32	$113.24
RevPAR	$79.43	$74.66	$80.50	$77.94

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,415	1,415	1,415	1,415
Occupancy	63.1%	68.6%	63.2%	69.4%
Average daily rate	$97.72	$87.79	$99.11	$88.58
RevPAR	$61.69	$60.22	$62.64	$61.50

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	70.2%	64.3%	74.3%	68.9%
Average daily rate	$94.95	$92.33	$106.98	$99.85
RevPAR	$66.62	$59.37	$79.48	$68.75

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	71.5%	69.2%	69.7%	69.0%
Average daily rate	$103.93	$100.05	$106.61	$102.17
RevPAR	$74.34	$69.20	$74.27	$70.48

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, capital expenditures and share repurchases. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At September 30, 2007, airline receivables represented approximately 15% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At September 30, 2007, we had four hotels classified as held for sale.
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
We intend to continue to use our cash flow to fund operations, scheduled debt service payments, capital expenditures, and share repurchases. At this point in time, we do not intend to pay dividends on our common stock.
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
At September 30, 2007, we had working capital (current assets less current liabilities) of $75.0 million compared to $32.7 million at December 31, 2006. The increase in working capital was primarily the result of the April 2007 refinancing, which resulted in a reclassification of debt from current to long-term. The refinancing reallocated our debt portfolio, resulting in a lower portion of our debt being secured by held for sale assets. The debt balances secured by our held for sale assets are included in current liabilities (Liabilities related to assets held for sale) in the consolidated balance sheets, while the debt balances secured by our held for use assets are included in long-term liabilities (excluding the current portion).
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
Operating activities
Operating activities generated cash of $26.8 million in the first nine months of 2007, which is comparable to $27.5 million for the same period in 2006.

Investing activities
Investing activities generated cash of $28.0 million in the first nine months of 2007. We generated $72.3 million in net proceeds from the sale of 21 hotels in accordance with our planned disposition program. We expended $31.0 million for capital improvements and $16.4 million to acquire the minority partner’s interest in two of our hotels. In addition, we withdrew $3.9 million in capital expenditure reserves, with our lenders collected $0.7 million in insurance receipts related to casualty claims, and deposited $1.5 million in restricted cash.
Investing activities used $1.2 million of cash in the first nine months of 2006. Capital improvements in the first nine months of 2006 were $31.3 million. We received $9.4 million in proceeds from sale of assets in 2006. Additionally, in the first nine months of 2006, we withdrew $15.6 million and $1.4 million from capital expenditure reserves and restricted cash, respectively, and received $3.7 million in insurance receipts related to casualty claims.
Financing activities
Financing activities used cash of $34.1 million in the first nine months of 2007. We received $130.0 million in gross proceeds associated with the April 2007 refinancing and used the net proceeds to payoff existing debt. We made principal payments of $152.5 million, including the payoff of four loans which had reach their scheduled maturity dates and the payoff of existing debt in conjunction with the refinancing. We also purchased $6.4 million of treasury stock, paid defeasance costs of $3.8 million, and paid deferred financing costs of $1.7 million.
Financing activities provided cash of $6.9 million in the first nine months of 2006. We refinanced the mortgages on five hotels, with gross proceeds of $45.0 million. The proceeds from these loans were used to paydown existing debt and for general corporate purposes. As a result of these refinancings, four hotels were unencumbered. We paid deferred financing costs of $0.9 million associated with these refinancings. Additionally, we made principal payments of $35.9 million, including the previously mentioned paydown, and purchased $2.2 million of treasury stock.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2006 and Notes 8 and 9 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At September 30, 2007 and December 31, 2006, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $170.2 million and $98.6 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.3 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The combined fair value of the interest rate caps totaled $5,000 and is recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at September 30, 2007 and December 31, 2006 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction on the interest rate caps as of September 30, 2007 would be a reduction in income before income taxes of approximately $3,000.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt at September 30, 2007 would be approximately $3.7 million.
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
Based on an evaluation of our disclosure controls and procedures carried out as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LODGIAN, INC.

	By:	/s/ EDWARD J. ROHLING Edward J. Rohling
President and
Date: November 8, 2007		Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN James A. MacLennan
Executive Vice President and
Date: November 8, 2007		Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Disclosure Statement for Joint Plan of Reorganization of Lodgian, Inc., et al (other than the CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.2	First Amended Joint Plan of Reorganization of Lodgian, Inc., et al (Other than CCA Debtors), Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, dated September 26, 2002) (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.3	Order Confirming First Amended Joint Plan of Reorganization of Lodgian, Inc., et al issued on November 5, 2002 by the United States Bankruptcy Curt for the Southern District of New York (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.4	Disclosure Statement for Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors Under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.5	Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.6	Order Confirming Joint Plan of Reorganization of Impac Hotels II, L.L.C. and Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

2.7	Post Confirmation Order and Notice for Joint Plan of Reorganization of Impac Hotels III, L.L.C. Together with the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 10.13.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated March 29, 2007 (Incorporated be reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12537), filed with the Commission on March 30, 2007).

10.2	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

Exhibit
Number	Description

10.3	Amended and Restated Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated April 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537). Filed with the Commission on April 26, 2007).

10.4	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).

10.5	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-14537), filed with the Commission on March 30, 2007).

10.6	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.7	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.8	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (as amended through April 24, 2007 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).

10.9	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.10	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).

10.11	Amended and Restated Executive Employment Agreement between Mark D. Linch and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.12	Separation Agreement and General Release between Mark D. Linch and Lodgian, Inc. dated September 11, 2007. **

10.13	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.14	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).

10.15	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

10.16	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.