Form 10-K
period 2007-12-31
LODGIAN INC
filed 2008-03-12
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2007, was $374,303,858 based on the closing price of $15.03 per share on the American Stock Exchange on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The registrant had 22,553,516, shares of Common Stock, par value $.01, outstanding as of March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.
Form 10-K
For the Year Ended December 31, 2007

PART I

Item 1.	Business

When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.

Our Company

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2008 Green Book published in December 2007. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2008, we operated 46 hotels with an aggregate of 8,432 rooms, located in 24 states and Canada. Of the 46 hotels, 35 hotels, with an aggregate of 6,608 rooms, are held for use and the results of operations are classified in continuing operations, while 11 hotels, with an aggregate of 1,824 rooms, are held for sale and the results of operations of those hotels are classified in discontinued operations. Our portfolio of hotels, all of which we consolidate in our financial statements, consists of:

•	45 hotels that we wholly own and operate through subsidiaries; and

•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 50% voting interest and exercises significant control.

Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale market segments of the lodging industry. Most of our hotels are under franchises obtained from nationally recognized hospitality franchisors. We operate 25 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 12 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. We operate another 7 hotels under other nationally recognized brands and two hotels are non-branded. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.

Our management consists of an experienced team of professionals with extensive lodging industry experience led by our Interim President and Chief Executive Officer, Peter T. Cyrus, who has over 30 years of experience in the lodging industry. In addition, our Vice President of Hotel Operations and our Vice President of Asset Management have been in the hospitality industry for over twenty years each.

Our Operations

Our operations team is responsible for the management of our properties. Our vice president of hotel operations is responsible for the supervision of our regional and general managers, who oversee the day-to-day operations of our hotels. Our corporate office is located in Atlanta, Georgia. The centralized management services provided by our corporate office include sales and marketing, purchasing, finance and accounting, information technology, capital investment, human resources, and legal services.

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

The information technology team maintains our computer systems, which provide real-time tracking of each hotel’s daily occupancy, average daily rate (“ADR”), room, food, beverage and other revenues, revenue per available room (“RevPAR”) and all hotel expenses. By having current information available, we are better able to respond to changes in each market by focusing sales efforts and we are able to make appropriate adjustments to control expenses and maximize profitability as new current information becomes available.

Creating cost and guest service efficiencies in each hotel is a top priority. Our centralized purchasing team is able to realize significant cost savings by securing volume pricing from our vendors.

The corporate human resources staff works closely with management and employees throughout the Company to ensure compliance with employment laws and related government filings, counsel management on employee relations and labor relations matters, design and administer benefit programs, and develop recruiting and retention strategies.

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

In the first 10 months of 2006, we identified 15 additional hotels for sale, and sold four hotels and one land parcel. We also surrendered two Holiday Inn hotels, located in Lawrence and Manhattan, KS, to a bond trustee pursuant to the settlement agreement entered into in August 2005. Further, a venture in which we own a minority interest and which owned the Holiday Inn City Center Columbus, OH transferred the hotel to the lender in full satisfaction of the outstanding mortgage debt on that property.

In November 2006, we announced a strategic initiative to reconfigure our hotel portfolio. In accordance with this initiative, we sold two hotels and identified 12 additional hotels for sale in November and December 2006. During 2007, we sold 23 hotels which had previously been identified for sale.

In December 2007, the Company announced that it had identified an additional 9 hotels to be sold. These hotels did not meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until January 2008. Accordingly, as of December 31, 2007, we owned 46 hotels, 2 of which were classified as held for sale and 44 of which were classified as held for use. As of March 1, 2008, we owned 46 hotels, 11 of which were held for sale and 35 of which were held for use.

Our business is conducted in one reportable segment, which is the hospitality segment. During 2007, we derived approximately 98% of our revenues from hotels located within the United States and the balance from our one hotel located in Windsor, Canada.

Franchise Affiliations

We operate substantially all of our hotels under nationally recognized brands. In addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites. Reservations made by means of these franchisor facilities generally accounted for approximately 38% of our total reservations in 2007.

We enter into franchise agreements, generally for terms of 10 to 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 4.0%, reservation system fees range from 0.4% to 3.2%, and club and restaurant fees from 0.1% to 3.3%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 7.0% to 10.8% of gross room revenues. In 2007, franchise fees for our continuing operations were 9.5% of room revenues.

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

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the franchisee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3 to 24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either (1) cure the franchise agreement, returning to good standing, or (2) issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the default, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement. Termination of the franchise agreement could lead to a default and acceleration under one or more of our loan agreements, which would materially and adversely affect us. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods. If we perform an economic analysis of a hotel and determine it is not economically justifiable to comply with a franchisor’s requirements, we will select an alternative franchisor, operate the hotel without a franchise affiliation, or sell the hotel. Generally, under the terms of our loan agreements, we are not permitted to operate hotels without an approved franchise affiliation. See “Risk Factors — Risks Related to Our Business.”

As of March 1, 2008, the Company has been or expects to be notified that it is not in compliance with some of the terms of six of its franchise agreements and is in default with respect to the agreement for two hotels, summarized as follows:

•	Six hotels are in non-compliance or failure of the franchise agreements because of substandard guest satisfaction scores or failed operational reviews, but are being granted additional time to cure these low scores by the franchisors. If the Company does not achieve scores above the required thresholds by the designated dates, these hotels could be subject to subsequent default and termination notices on the franchise agreements. Two of these six hotels are held for sale as of March 1, 2008.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by June 30, 2008, the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor and is planning capital improvements to improve guest satisfaction for which the franchisor is expected to extend the default cure period. This hotel is held for sale as of March 1, 2008.

•	One hotel is in default because of substandard guest satisfaction scores. However, the franchisor has granted a six-month extension, following the completion of major guest room renovations.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service, increased cleanliness, and product improvements by the required cure dates.

The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $4.6 million for the capital improvements portion of the action plans) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.

Also, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. Six of the eight hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $300.8 million of mortgage debt as of March 1, 2008.

Sales and Marketing

We have developed a unique sales and marketing culture that is focused on revenue generation and long term profitability. We developed several key components that we believe set us apart from a typical brand or independent management approach.

The hotel sales effort is supported by a core of seasoned hotel sales veterans. The Regional Directors of Sales are strategically aligned and assigned to support property-level sales and company wide revenue generation. These efforts include direct sales as well as support and direction to the property sales teams. Every hotel sales associate is armed with sales training administered by each hotel’s respective brand. The Regional Directors of Sales are able to further leverage the global brand initiatives but more importantly Company-specific initiatives, customized for each hotel’s needs. This structure provides a distinct advantage as the hotels proactively adjust the hotel specific marketing plans and business strategies as market conditions change.

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

In 2000, we developed a centrally-housed Area Revenue Office (“ARO”) that is tasked with providing high quality reservation service by trained reservation sales associates to maximize revenue and relieve on-site associates of reservations responsibilities, thereby allowing the on-site front office teams to maximize guest service. The ARO, based in Strongsville, OH, houses a staff of 35-50 reservation sales agents (depending on seasonal demands). The ARO handles approximately half a million calls per year. The ARO is scaleable, and has in the past handled up to a million calls per year. The ARO handles reservations for all of our InterContinental Hotels Group (IHG) branded hotels including Crowne Plaza, Holiday Inn Select, Holiday Inn, and Holiday Inn Express and Marriott branded hotels including Courtyard by Marriott, Fairfield Inn by Marriott, Marriott Residence Inn by Marriott and Spring Hill Suites by Marriott. Incoming calls are answered with a distinct greeting for the destination hotel and customers are under the assumption that the call is being handled by an on-property hotel associate.

While the IHG brand provides a similar reservation solution, the ARO has several key advantages including lower overhead costs (the ARO is located inside one of our hotels and shares hotel support staff), opportunities for cross-selling among our portfolio of hotels, the ability to promote Company strategies for revenue maximization, and an intimate knowledge of our hotel portfolio.

Joint Ventures

As of March 1, 2008, we operate one hotel in a joint venture in which we have a 50% voting equity interest and exercise control.

On March 20, 2007, the Company acquired its joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza, LA for $2.9 million. On July 26, 2007, the Company acquired its joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million. As a result, the hotels are now wholly-owned subsidiaries.

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

We also compete with other hotel owners and operators with respect to acquiring hotels and obtaining desirable franchises for upscale, upper upscale and midscale hotels in targeted markets.

The Lodging Industry

The lodging industry has shown signs of recovery since 2004. Full-year RevPAR has grown 8.4%, 7.5%, and 5.7% for years 2005, 2006, and 2007, respectively, according to Smith Travel Research as reported in January 2008.

The U.S. lodging industry enjoyed nine consecutive years of positive RevPAR growth from 1992 through 2000 after the economic recession of 1991. The periods of greatest RevPAR growth over this time period generally occurred when growth in room demand exceeded new room supply growth. Smith Travel Research recently predicted annual U.S. lodging industry RevPAR growth of 4.0% — 4.5% in 2008 with an annual increase in supply of 2.2%, slightly ahead of the annual net change in demand of 1.4%. As a result, industry occupancy is expected to decline 0.8% and ADR is expected to increase 5.2%. These industry forecasts may not necessarily reflect our portfolio of hotels. In addition, the recent economic slowdown and potential for a recession could result in lower than expected results.

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

•	Upper Upscale (Hilton and Marriott);

•	Upscale (Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham);

•	Midscale with Food & Beverage (Holiday Inn, Holiday Inn Select); and

•	Midscale without Food & Beverage (Fairfield Inn by Marriott and Holiday Inn Express);

We believe that our hotels and brands will perform competitively with the U.S. lodging industry as occupancy declines slightly and ADR continues to increase. RevPAR for our held for use hotels increased 5.2% in 2007 as compared to 5.7% for the industry as a whole. Excluding the three hotels that were under major renovation during 2007, RevPar for our held for use hotels increased 6.7% in 2007.

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

Portfolio

Our hotel portfolio, as of March 1, 2008, by franchisor, is set forth below:

					Year of
	Room Count				Last Major Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction

InterContinental Hotels Group PLC (IHG)
Crowne Plaza Albany	384		384	Albany, NY	2001
Crowne Plaza Houston	294		294	Houston, TX	1999
Crowne Plaza Melbourne	270		270	Melbourne, FL	2006
Crowne Plaza Phoenix Airport	299		299	Phoenix, AZ	2004
Crowne Plaza Pittsburgh	193		193	Pittsburgh, PA	2001
Crowne Plaza Silver Spring	231		231	Silver Spring, MD	2005
Crowne Plaza West Palm Beach (50% owned)	219		219	West Palm Beach, FL	2005
Crowne Plaza Worcester		243	243	Worcester, MA	1996
Holiday Inn BWI Airport	260		260	Baltimore, MD	Planning and Diligence
Holiday Inn Cromwell Bridge		139	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford		130	130	East Hartford, CT	2000
Holiday Inn Frederick		158	158	Frederick, MD	2000
Holiday Inn Frisco		217	217	Frisco, CO	1997
Holiday Inn Glen Burnie North		127	127	Glen Burnie, MD	2000
Holiday Inn Hilton Head	202		202	Hilton Head, SC	2001
Holiday Inn Inner Harbor	375		375	Baltimore, MD	Planning and Diligence
Holiday Inn Marietta(1)	193		193	Marietta, GA	2003
Holiday Inn Meadowlands	138		138	Pittsburgh, PA	2005
Holiday Inn Monroeville	187		187	Monroeville, PA	2005

					Year of
	Room Count				Last Major Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction

Holiday Inn Myrtle Beach	133		133	Myrtle Beach, SC	2006
Holiday Inn Phoenix West		144	144	Phoenix, AZ	2003
Holiday Inn Santa Fe	130		130	Santa Fe, NM	2003
Holiday Inn Express Palm Desert	129		129	Palm Desert, CA	2003
Holiday Inn Select Strongsville	303		303	Cleveland, OH	2005
Holiday Inn Select Windsor		214	214	Windsor, Ontario	2004

Total IHG Room Count	3,940	1,372	5,312

Total IHG Hotel Count	17	8	25

Marriott International Inc.
Courtyard by Marriott Abilene	99		99	Abilene, TX	2004
Courtyard by Marriott Bentonville	90		90	Bentonville, AR	2004
Courtyard by Marriott Buckhead	181		181	Atlanta, GA	2008
Courtyard by Marriott Florence	78		78	Florence, KY	2004
Courtyard by Marriott Lafayette	90		90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100		100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122		122	Tulsa, OK	2004
Fairfield Inn by Marriott Merrimack	115		115	Merrimack, NH	2002
Marriott Denver Airport	238		238	Denver, CO	Being Renovated
Residence Inn by Marriott Dedham	81		81	Dedham, MA	Planning and Diligence
Residence Inn by Marriott Little Rock	96		96	Little Rock, AR	Planning and Diligence
SpringHill Suites by Marriott Pinehurst	107		107	Pinehurst, NC	2007

Total Marriott Room Count	1,397	—	1,397

Total Marriott Hotel Count	12	—	12

Hilton Hotels Corporation
Hilton Columbia	152		152	Columbia, MD	2003
Hilton Fort Wayne	244		244	Fort Wayne, IN	Planning and Diligence
Hilton Northfield		191	191	Troy, MI	2003

Total Hilton Room Count	396	191	587

Total Hilton Hotel Count	2	1	3

Carlson Companies
Radisson New Orleans Airport Plaza	244		244	New Orleans, LA	2005
Radisson Phoenix	159		159	Phoenix, AZ	2005

Total Carlson Room Count	403	—	403

Total Carlson Hotel Count	2	—	2

Starwood Hotels & Resorts Worldwide, Inc.
Four Points by Sheraton Philadelphia(2)	190		190	Philadelphia, PA	2008

Total Starwood Room Count	190	—	190

Total Starwood Hotel Count	1	—	1

					Year of
	Room Count				Last Major Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction

Wyndham Hotels and Resorts, LLC
Wyndham DFW Airport North	282		282	Dallas, TX	Being Renovated

Total Wyndham Room Count	282	—	282

Total Wyndham Hotel Count	1	—	1

Non-branded hotels
French Quarter Suites Memphis		105	105	Memphis, TN	1997
Arden Hills/St. Paul Hotel(1)		156	156	St. Paul, MN	1995

Total Non-branded Room Count	—	261	261

Total Non-branded Hotel Count	—	2	2

Grand Total Room Count	6,608	1,824	8,432

Grand Total Hotel Count	35	11	46

(1)	This hotel is currently closed.

(2)	This hotel converted from a DoubleTree Club in January 2008.

Dispositions

A summary of our disposition activity is as follows:

	Number of
	Hotels	Land Parcels

Owned at December 31, 2005	78	1
Surrendered to lender in 2006	(2)	—
Deeded to the lender in 2006	(1)	—
Sold in 2006	(6)	(1)

Owned at December 31, 2006	69	—
Sold in 2007	(23)	—

Owned at December 31, 2007	46	—

No hotels were sold from January 1, 2008 to March 1, 2008.

Hotel data by market segment and region

The following four tables exclude four of our hotels as noted below:

Held for Use (Continuing Operations)

•	the Holiday Inn hotel in Marietta, GA is excluded because it was closed since 2006 due to a fire that occurred in January 2006;

•	the Crowne Plaza Melbourne, FL hotel is excluded because it was closed throughout 2005 for hurricane renovations; and

•	the Crowne Plaza West Palm Beach, FL hotel is excluded because it was closed during most of 2005 for hurricane renovations.

Held for Sale (Discontinued Operations)

• the Arden Hills/St. Paul, MN hotel, which closed in September 2007.

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 by chain scale segment with four hotels excluded as noted above. The chain scale segments are defined on page 5.

Combined Continuing and Discontinued Operations — 42 hotels (excludes the Marietta, Melbourne, West Palm Beach and St. Paul hotels)

	2007	2006	2005

Upper Upscale
Number of properties	4	4	4
Number of rooms	825	825	825
Occupancy	72.4%	68.3%	69.7%
Average daily rate	$118.74	$113.65	$101.39
RevPAR	$86.00	$77.67	$70.63
Upscale
Number of properties	19	18	18
Number of rooms	3,370	3,088	3,088
Occupancy	67.2%	69.7%	69.1%
Average daily rate	$105.42	$103.56	$94.52
RevPAR	$70.89	$72.16	$65.28
Midscale with Food & Beverage
Number of properties	16	17	17
Number of rooms	3,047	3,329	3,329
Occupancy	68.5%	67.0%	63.1%
Average daily rate	$99.20	$94.57	$88.73
RevPAR	$67.91	$63.38	$55.98
Midscale without Food & Beverage
Number of properties	2	2	2
Number of rooms	245	245	245
Occupancy	58.0%	58.6%	62.7%
Average daily rate	$90.00	$87.58	$74.35
RevPAR	$52.24	$51.34	$46.63
Independent Hotels
Number of properties	1	1	1
Number of rooms	105	105	105
Occupancy	54.7%	58.6%	45.3%
Average daily rate	$48.36	$49.77	$61.80
RevPAR	$26.46	$29.17	$27.98
All Hotels
Number of properties	42	42	42
Number of rooms	7,592	7,592	7,592
Occupancy	67.8%	67.9%	66.0%
Average daily rate	$103.38	$99.68	$91.95
RevPAR	$70.12	$67.64	$60.67

Continuing Operations — 41 hotels (excludes the Marietta, Melbourne and West Palm Beach hotels, and 2 hotels held for sale as of December 31, 2007).

	2007	2006	2005

Upper Upscale
Number of properties	4	4	4
Number of rooms	825	825	825
Occupancy	72.4%	68.3%	69.7%
Average daily rate	$118.74	$113.65	$101.39
RevPAR	$86.00	$77.67	$70.63
Upscale
Number of properties	19	18	18
Number of rooms	3,370	3,088	3,088
Occupancy	67.2%	69.7%	69.1%
Average daily rate	$105.42	$103.56	$94.52
RevPAR	$70.89	$72.16	$65.28
Midscale with Food & Beverage
Number of properties	15	16	16
Number of rooms	2,889	3,171	3,171
Occupancy	68.8%	67.1%	62.9%
Average daily rate	$100.58	$95.51	$89.73
RevPAR	$69.19	$64.07	$56.46
Midscale without Food & Beverage
Number of properties	2	2	2
Number of rooms	245	245	245
Occupancy	58.0%	58.6%	62.7%
Average daily rate	$90.00	$87.58	$74.35
RevPAR	$52.24	$51.34	$46.63
Independent
Number of properties	1	1	1
Number of rooms	105	105	105
Occupancy	54.7%	58.6%	45.3%
Average daily rate	$48.36	$49.77	$61.80
RevPAR	$26.46	$29.17	$27.98
All Hotels
Number of properties	41	41	41
Number of rooms	7,434	7,434	7,434
Occupancy	67.9%	67.9%	66.0%
Average daily rate	$104.01	$100.19	$92.43
RevPAR	$70.66	$68.03	$60.97

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 by geographic region with four hotels excluded as previously noted.

The regions in the two tables below are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 42 hotels (excludes the Marietta, Melbourne, West Palm Beach and St. Paul hotels)

	2007	2006	2005

Northeast Region
Number of properties	18	18	18
Number of rooms	3,621	3,621	3,621
Occupancy	67.9%	66.9%	66.1%
Average daily rate	$104.36	$102.08	$95.69
RevPAR	$70.88	$68.32	$63.22
Southeast Region
Number of properties	9	9	9
Number of rooms	1,240	1,240	1,240
Occupancy	66.7%	69.5%	63.4%
Average daily rate	$103.17	$104.73	$97.14
RevPAR	$68.79	$72.77	$61.55
Midwest Region
Number of properties	8	8	8
Number of rooms	1,415	1,415	1,415
Occupancy	63.2%	68.0%	66.7%
Average daily rate	$98.27	$89.23	$83.11
RevPAR	$62.11	$60.70	$55.43
West Region
Number of properties	7	7	7
Number of rooms	1,316	1,316	1,316
Occupancy	73.6%	68.7%	67.4%
Average daily rate	$105.80	$99.58	$86.69
RevPAR	$77.90	$68.41	$58.45
All Hotels
Number of properties	42	42	42
Number of rooms	7,592	7,592	7,592
Occupancy	67.8%	67.9%	66.0%
Average daily rate	$103.38	$99.68	$91.95
RevPAR	$70.12	$67.64	$60.67

Continuing Operations — 41 hotels (excludes the Marietta, Melbourne and West Palm Beach hotels, and 2 hotels held for sale as of December 31, 2007).

	2007	2006	2005

Northeast Region
Number of properties	17	17	17
Number of rooms	3,463	3,463	3,463
Occupancy	68.2%	67.0%	66.0%
Average daily rate	$105.74	$103.28	$96.88
RevPAR	$72.08	$69.17	$63.99
Southeast Region
Number of properties	9	9	9
Number of rooms	1,240	1,240	1,240
Occupancy	66.7%	69.5%	63.4%
Average daily rate	$103.17	$104.73	$97.14
RevPAR	$68.79	$72.77	$61.55
Midwest Region
Number of properties	8	8	8
Number of rooms	1,415	1,415	1,415
Occupancy	63.2%	68.0%	66.7%
Average daily rate	$98.27	$89.23	$83.11
RevPAR	$62.11	$60.70	$55.43
West Region
Number of properties	7	7	7
Number of rooms	1,316	1,316	1,316
Occupancy	73.6%	68.7%	67.4%
Average daily rate	$105.80	$99.58	$86.69
RevPAR	$77.90	$68.41	$58.45
All Hotels
Number of properties	41	41	41
Number of rooms	7,434	7,434	7,434
Occupancy	67.9%	67.9%	66.0%
Average daily rate	$104.01	$100.19	$92.43
RevPAR	$70.66	$68.03	$60.97

Hotel Encumbrances

Of the 46 hotels that we own and consolidate as of December 31, 2007, 38 hotels were pledged as collateral to secure long-term debt. Refer to the table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Insurance

We maintain the following types of insurance:

•	general liability;

•	property damage and business interruption (including coverage for terrorism);

•	flood;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile;

•	environmental; and

•	employment practices liability insurance.

We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2007, we had accrued $12.2 million for these costs (including employee medical and dental coverage). We believe that we have adequate reserves and sufficient insurance coverage for our business.

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

Employees

At December 31, 2007, we had 2,442 full-time and 1,002 part-time employees. We had 69 full-time employees engaged in administrative, regional operations, and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2007, 328 of our full and part-time employees located at four hotels were covered by five collective bargaining agreements. These five agreements expire between 2008 and 2010. In addition, we have one inactive collective bargaining agreement associated with a closed hotel. We consider relations with our employees to be good.

Legal Proceedings

From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain.

On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of March 1, 2008, sixteen lawsuits have been brought against the Company, including the one alleging wrongful death.

All pending litigation claims related to the fire are covered by the Company’s general liability insurance policies, subject to a self-insured retention of $250,000. However, the Company has responsibility to pay certain of its legal and other expenses associated with defending these claims.

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

If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. Refer to “Franchise Affiliations” for specific information regarding the current status of our franchise agreements.

Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, we would be in default under the Merrill Lynch Mortgage fixed rate refinancing debt if we experience either:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.

A single franchise agreement termination could materially and adversely affect our revenues, cash flow and liquidity.

Also, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. Six of the eight hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $300.8 million of mortgage debt as of March 1, 2008.

Our current franchise agreements, generally for terms of 10 to 20 years, terminate at various times and have differing remaining terms. As a condition to renewal of the franchise agreements, franchisors frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and increases in franchise fees. A significant increase in unexpected capital expenditures and franchise fees would adversely affect us.

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

Most of our hotels are pledged as collateral for mortgage loans, and we have a significant amount of debt that could limit our operational flexibility or otherwise adversely affect our financial condition. In addition, market conditions may limit our ability to refinance on favorable terms or at all.

As of December 31, 2007, we had $360.8 million of total long-term obligations outstanding (including the current portion), all of which is associated with our assets held for use. We are subject to the risks normally associated with significant amounts of debt, such as:

•	We may not be able to repay or refinance our maturing indebtedness on favorable terms or at all. If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead us to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, to convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s);

•	38 of our consolidated hotels are pledged as collateral for existing mortgage loans as of December 31, 2007. These 38 hotels represented 85.2% of the book value of our consolidated property and equipment, net, as of December 31, 2007. As a result, we have limited flexibility to sell our hotels to satisfy cash needs;

•	Increased vulnerability to downturns in our business, the lodging industry and the general economy;

•	Our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements may be limited;

•	Our cash flow from operations may be insufficient to make required debt service payments, and we may be required to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing the availability of our cash flow to fund working capital, capital expenditures, and other needs and placing us at a competitive disadvantage with other companies that have greater resources and/or less debt; and

•	Our flexibility in planning for, or reacting to, changes in our business and industry may be restricted, placing us at a competitive disadvantage to our competitors that may have greater financial strength than we have.

The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.

Our outstanding debt instruments subject us to financial covenants, including leverage and coverage ratios. Our compliance with these covenants depends substantially upon the financial results of our hotels. The restrictive covenants in our debt documents may reduce our flexibility in conducting our operations and may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with our debt agreements, including these restrictive covenants, may result in additional interest being due and would constitute an event of default, and in some cases with notice or the lapse of time, if not cured or waived, could result in the acceleration of the defaulted debt and the sale or foreclosure of the affected hotels. Under certain circumstances the termination of a hotel franchise agreement could also result in the same effects. A foreclosure would result in a loss of any anticipated income and cash flow from, and our invested capital in, the affected hotel. No assurance can be given that we will be able to repay, through financings or otherwise, any accelerated indebtedness or that we will not lose all or a portion of our invested capital in any hotels that we sell in such circumstances. As of December 31, 2007, the Company was in compliance with all of its debt covenants.

Increases in interest rates could have an adverse effect on our cash flow and interest expense.

A significant portion of our capital needs are fulfilled by borrowings, of which $170.0 million was variable rate debt at December 31, 2007. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities. We have reduced the risk of rising interest rates by entering into interest rate cap agreements for all our variable interest rate debt.

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

If we are not able to execute our strategic initiatives, we may not be able to improve our financial performance.

Our strategic initiatives are focused on improving the operations of our continuing operations hotels with improved product quality, improved services levels, and disciplined capital investment in our hotels, including repositionings and renovations, that will earn a sufficient return on the capital invested. The execution of these initiatives are dependent upon a number of factors, including but not limited to, our ability to dispose of the assets that do not fit into our core portfolio in a timely manner and at the desired selling prices. Additionally, we periodically evaluate our portfolio of hotels to identify underperforming hotels that should be sold. We cannot assure you that the execution of our strategic initiative will produce improved financial performance at the affected hotels. We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. An inability to successfully implement our strategic initiatives could limit our ability to grow our revenue, net income and cash flow.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.

We had an accumulated deficit of $93.3 million as of December 31, 2007. Our ability to improve our performance to achieve profitability is dependent upon the state of the economy in general and the lodging industry in particular, as well as the successful implementation of our business strategy. In August 2007, we announced cost-reduction initiatives to improve future operating performance, which resulted in position eliminations at the corporate, regional, and hotel levels. The reduction in staff, particularly at the hotel level, could have a negative impact on our guest satisfaction scores, which could ultimately impact our financial performance and/or result in the loss of one or more franchise agreements. In addition, our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. Although Smith Travel Research recently forecasted RevPAR growth for the U.S. lodging industry in 2008 due to increased average daily rates, this forecast will not necessarily be reflected in our portfolio of hotels. Additionally, rising energy costs, the financial condition of the airline industry in general and continued threats to national security or air travel safety, among other things, could adversely affect the industry, resulting in our inability to meet our profit expectations.

Force majeure events, including natural disasters, acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had and may continue to have a negative effect on the lodging industry and our results of operations.

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, the terrorist attacks of September 11, 2001 and the continued threat of terrorism and changing threat levels announced by the U.S. Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations. These events can cause a significant decrease in occupancy and ADR due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, as it relates to terrorism, major metropolitan areas and airport hotels can be adversely affected by concerns about air travel safety and may see an overall decrease in the amount of air travel.

Our expenses may remain constant or increase even if revenues decline.

Certain expenses associated with owning and operating a hotel are relatively fixed and do not proportionately reduce with a decline in revenues. Consequently, during periods when revenues decline, we could continue to incur certain expenses which are fixed in nature. Moreover, we could be adversely affected by:

•	Rising interest rates;

•	Tightening of funding available to the lodging industry on favorable terms, or at all;

•	Rising energy costs, gasoline or heating fuel supply shortages;

•	Rising insurance premiums;

•	Rising property tax expenses;

•	Increase in labor and related costs; and

•	Changes in, and as a result, increases in the cost of compliance with new governmental regulations, including those governing environmental, usage, zoning and tax matters.

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

We may acquire or make investments in hotel companies or groups of hotels that we believe complement our business. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our results of operations. In making or attempting to make acquisitions or investments, we face a number of risks, including:

•	Significant errors or miscalculations in identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating favorable terms;

•	Reducing our working capital and hindering our ability to expand or maintain our business, including making capital expenditures and funding operations;

•	The potential distraction of our management, diversion of our resources and disruption of our business;

•	Overpaying by competing for acquisition opportunities with resourceful competitors;

•	Inaccurate forecasting of the financial impact of an acquisition or investment; and

•	Failure to effectively integrate acquired companies or investments into our Company and the resultant inability to achieve expected synergies.

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

We cannot assure you that:

•	the insurance coverages that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); or,

•	we will not incur losses from risks that are not insurable or that are not economically insurable.

Should a material uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated income and cash flow from the property. Any such loss could have an adverse effect on our results of operations, financial condition and liquidity. In addition, if we are unable to maintain insurance that meets our debt and franchise agreement requirements, and if we are unable to amend or waive those requirements, it could result in an acceleration of the related debt and impair our ability to maintain franchise affiliations.

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

Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenue and results of operations. The 12 continuing operations hotels in these markets combined provided 33%, 32%, and 33% of the Company’s continuing operations revenue in 2007, 2006, and 2005, respectively. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.

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

As of March 1, 2008, we operate approximately 80% of our hotels under the InterContinental Hotels Group and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If either of these brands suffered a major decline in popularity with the traveling public, it could adversely affect our revenue and profitability.

We have experienced significant changes in our senior management team and Board of Directors.

There have been a number of changes in our senior management team. Our former chief executive officer, who was hired in July 2005, resigned in January 2008. The chief executive officer role is currently being filled by a member of the Board of Directors on an interim basis. Additionally, our senior vice president of capital investment left the Company in August 2007 as a result of the restructuring of our corporate office staff. Our current vice president of hotel operations, who has worked for the Company for approximately two years in a different role, assumed the position in August 2007. If our management team is unable to develop and successfully execute our business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

The composition of our Board of Directors has changed significantly. From January 1, 2007 through March 1, 2008, five Board members resigned their positions (including the resignation of the former chief executive officer, who was also a director), while five new members joined the Board of Directors.

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

As of December 31, 2007, we had approximately $217.6 million of net operating loss carryforwards available for federal income tax purposes. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2018 and 2027. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.

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

The presence of these hazardous or toxic substances on a property could also result in personal injury, property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, could adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow funds using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

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

Many, but not all, of our hotels have undergone Phase I environmental site assessments within the past several years, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. None of the Phase I environmental site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

Some of our hotels may contain microbial matter such as mold, mildew and viruses, whose presence could adversely affect our results of operations. In addition, if any hotel in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination might develop. If this were to occur, we could incur significant remedial costs and we might also be subject to private damage claims and awards.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties

The information required to be presented in this section is presented in “Item 1. Business.”

Item 3.	Legal Proceedings

The information required to be presented in this section is presented in “Item 1. Business.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historical Data

The following table sets forth the high and low closing prices of our common stock on a quarterly basis for the past two years:

	2006
	High	Low

First Quarter	$13.93	$10.69
Second Quarter	$14.25	$10.92
Third Quarter	$14.21	$11.61
Fourth Quarter	$15.66	$12.79

	2007
	High	Low

First Quarter	$14.40	$11.98
Second Quarter	$15.41	$13.05
Third Quarter	$15.50	$10.14
Fourth Quarter	$12.63	$11.05

	2008
	High	Low

First Quarter (up to March 1, 2008)	$11.11	$8.45

At March 1, 2008, we had approximately 1,703 holders of record of our common stock.

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

Stock Repurchase Programs

In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. Under this program, the Company repurchased 225,267 shares at an aggregate cost of $2.8 million during 2006. During 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million.

In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which expires on August 22, 2009. Under this program, the Company repurchased 1,304,645 shares at an aggregate cost of $15.2 million as of December 31, 2007. From January 1, through March 1, 2008, the Company repurchased 952,770 shares of common stock at an aggregate cost of $8.9 million, bringing the total number of shares repurchased under this program to 2,257,415.

Stock Awards

On January 26, 2007 the Compensation Committee of the Board of Directors authorized the issuance of 63,000 shares of nonvested stock awards to certain employees. The shares vest in three equal annual installments commencing on January 26, 2008. The shares were valued at $12.84, the closing price of the Company’s common stock on the date of the grant.

On February 12, 2007, the Board of Directors authorized the issuance of a total of 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant.

On March 30, 2007, the Company granted 18,800 shares of nonvested stock awards to certain employees. The shares vest in three equal annual installments commencing on March 30, 2008. The shares were valued at $13.36, the closing price of the Company’s common stock on the date of the grant.

On January 22, 2008, the Company granted 76,500 shares of nonvested stock awards to certain employees. The shares vest in two equal annual installments commencing on January 22, 2009. The shares were valued at $8.90, the closing price of the Company’s common stock on the date of the grant.

On February 12, 2008, the Company granted 24,000 shares of nonvested stock awards to non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2009. The shares were valued at $8.68, the closing price of the Company’s common stock on the date of the grant.

The aggregate value of these stock grants is being recorded as compensation expense over the vesting period.

Equity Compensation Plan Information

The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2007:

Number of
	Number of			Securities Remaining
	Securities to be		Weighted-Average	Available for Future
	Issued Upon		Exercise Price of	Issuance Under
	Exercise		Outstanding	Equity Compensation
	of Outstanding		Options,	Plans (Excluding
	Options, Warrants		Warrants and	Securities Reflected
	and Rights (1)		Rights	in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	212,408	(1)(2)	10.60	2,536,666(2)
Equity compensations plans not approved by security holders	—		—	—

(1)	Column (a) excludes Class B warrants which are not a component of the Equity Compensation Plan.

(2)	All of the awards have been granted under the Stock Incentive Plan.

(3)	After taking into account the outstanding options, the exercised options and the shares of nonvested common stock, we have 2,536,666 shares of common stock available for grant under the Stock Incentive Plan.

On November 25, 2002, the Company adopted a stock incentive plan (“Stock Incentive Plan”) which replaced the stock option plan previously in place. The Stock Incentive Plan, prior to the completion of the secondary stock offering on June 25, 2004, authorized the Company to award its directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors, options to acquire and other equity incentives up to 353,333 shares of common stock. With the completion of the secondary stock offering on June 25,

2004, the total number of shares available for issuance under our stock incentive plan increased to 3,301,058 shares. As of December 31, 2007, we have issued options to acquire 981,332 shares (502,338 of which were forfeited), 12,413 shares of restricted stock (of which 4,719 shares were withheld to satisfy tax obligations), 66,666 shares of restricted stock units (of which 21,633 were withheld to satisfy tax obligations) and 250,066 shares of nonvested stock (of which 10,406 shares were forfeited and 6,989 of which were withheld to satisfy tax obligations).

Awards made during 2007 pursuant to the Stock Incentive Plan are summarized below:

Available under the plan, less previously issued as of December 31, 2006	2,568,029
Nonvested stock issued January 26, 2007	(63,000)
Nonvested stock issued February 12, 2007	(46,000)
Nonvested stock issued March 30, 2007	(18,800)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	6,989
Nonvested shares forfeited in 2007	9,629
Stock options forfeited in 2007	79,819

Available for issuance, December 31, 2007	2,536,666

Treasury Stock Repurchases

The following table presents information with respect to the Company’s purchases of common stock made during the three months ended December 31, 2007:

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
	Shares	Paid per Share	Announced Plans or	Publicly Announced Plans or
Period	Purchased(1)	(2)	Programs	Programs

October 2007	228,715	$12.17	228,715	$22,162,687.02
November 2007	315,242	$11.49	315,242	$18,541,281.12
December 2007	319,808	$11.73	319,808	$14,800,275.17

	863,765	$11.81	863,765

(1)	The total number of shares purchased includes:

(a)	shares purchased pursuant to the August 2007 share repurchase program, which granted a maximum of $30 million of repurchase authority expiring in August 2009, and

(b)	shares surrendered to the Company to satisfy tax withholding obligations in connection with the Stock Incentive Plan, of which there were none in October, November and December 2007.

(2)	The average price paid per share excludes commissions.

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

The following stock performance graph compares the cumulative total stockholder return of our common stock between January 28, 2003 and December 31, 2007, against the cumulative stockholder return during such period achieved by the Dow Jones Lodging Index and the Wilshire 5000 Total Market Index. The graph assumes that $100 was invested on January 28, 2003 in each of the comparison indices and in our common stock. The chart is adjusted to reflect a 1 for 3 reverse stock split which was effective on April 30, 2004.

	1/28/03	12/03	12/04	12/05	12/06	12/07
Lodgian, Inc.	100.00	99.06	77.36	67.48	85.53	70.82
Dow Jones Wilshire 5000	100.00	134.81	151.82	161.42	187.05	197.78
Dow Jones US Hotels	100.00	151.78	221.79	242.09	309.16	262.09

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2007.

In addition, in accordance with generally accepted accounting principles, our results of operations distinguish between the results of operations of those properties which we plan to retain in our portfolio for the foreseeable future, referred to as continuing operations, and the results of operations of those properties which have been sold or have been identified for sale, referred to as discontinued operations. The historical income statements have been reclassified based on the assets sold or held for sale as of December 31, 2007.

You should read the financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

The income statement financial data for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, and selected balance sheet data for the years ended December 31, 2007 and December 31, 2006, were extracted from the audited financial statements included in this Form 10-K, which commence on page F-1.

	(In thousands, except per-share data)
	2007	2006	2005	2004	2003

Income statement data:
Revenues — continuing operations	$278,079	$261,785	$222,762	$217,189	$210,089
Revenues — discontinued operations	40,071	89,986	117,465	143,119	162,462
Revenues — continuing and discontinued operations	318,150	351,771	340,227	360,308	372,551
(Loss) income — continuing operations	(9,926)	(10,267)	10,836	(27,383)	(16,140)
Income (loss) — discontinued operations	1,480	(4,909)	1,465	(4,451)	(15,537)
Net (loss) income	(8,446)	(15,176)	12,301	(31,834)	(31,677)
Net (loss) income attributable to common stock	(8,446)	(15,176)	12,301	(31,834)	(39,271)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(9,926)	(10,267)	10,836	(27,383)	(23,734)
Basic (loss) earnings per common share:
(Loss) income — continuing operations	(0.41)	(0.42)	0.44	(1.98)	(6.92)
Income (loss) — discontinued operations	0.06	(0.20)	0.06	(0.32)	(6.66)
Net (loss) income	(0.35)	(0.62)	0.50	(2.30)	(13.58)
Net (loss) income attributable to common stock	(0.35)	(0.62)	0.50	(2.30)	(16.83)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(0.41)	(0.42)	0.44	(1.98)	(10.17)
Diluted (loss) earnings per common share:
(Loss) income — continuing operations	(0.41)	(0.42)	0.44	(1.98)	(6.92)
Income (loss) — discontinued operations	0.06	(0.20)	0.06	(0.32)	(6.66)
Net (loss) income	(0.35)	(0.62)	0.50	(2.30)	(13.58)
Net (loss) income attributable to common stock	(0.35)	(0.62)	0.50	(2.30)	(16.83)
(Loss) income from continuing operations attributable to common stock before discontinued operations	(0.41)	(0.42)	0.44	(1.98)	(10.17)
Basic weighted average shares	24,292	24,617	24,576	13,817	2,333
Diluted weighted average shares	24,292	24,617	24,630	13,817	2,333

	(In thousands, except per-share data)
	2007	2006	2005	2004	2003

Balance sheet data (at period end):
Total assets	$624,730	$699,158	$726,685	$723,648	$709,460
Assets held for sale	8,009	89,437	14,866	30,559	68,617
Long-term liabilities	355,728	292,301	394,432	393,143	551,292
Liabilities related to assets held for sale	961	68,351	4,610	30,572	57,998
Total liabilities	404,142	446,122	466,424	495,385	666,534
Total stockholders’ equity	220,588	242,114	249,044	226,634	40,606

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Summary

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2008 Green Book published in December 2007. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2008, we operated 46 hotels with an aggregate of 8,432 rooms, located in 24 states and Canada. Of the 46 hotels, 35 hotels, with an aggregate of 6,608 rooms, are held for use and the results of operations are classified in continuing operations, while 11 hotels, with an aggregate of 1,824 rooms, are held for sale and the results of operations are classified in discontinued operations.

	Held for Use	Held for Sale	Total

Hotel count in portfolio as of December 31, 2007(a)	44	2	46
Reclassified to held for sale from January 1, 2008 to March 1, 2008	(9)	9	—

Hotel count in portfolio as of March 1, 2008	35	11	46

(a)	Includes 2 hotels which are closed.

Overview of Continuing Operations

Below is a summary of our results of continuing operations, presented in more detail in “Results of Operations-Continuing Operations”:

•	Revenues increased $16.3 million, or 6.2%. Rooms revenues increased $10.5 million, or 5.3%, as ADR rose 3.8% and occupancy grew 1.5%. Food and beverage revenues increased $5.1 million, or 9.2%, boosted by the successful implementation of our food and beverage and profitability initiatives.

•	Operating income declined $4.2 million. Impairment charges increased $6.1 million. Of this amount, $5.2 million was related to the write-down of three of the nine hotels that we identified for sale in December 2007 to their estimated fair values. Since the assets did not meet the held for sale criteria of SFAS No. 144 until January 2008, the assets remained in our held for use portfolio as of December 31, 2007. Accordingly, the impairment charge was recorded in continuing operations in 2007. Casualty gains decreased $1.0 million due to the wind-down of our insurance claim activity related to our hurricane-damaged hotels. Additionally, the Company incurred a $1.2 million restructuring charge in 2007 in conjunction with a cost-saving initiative to improve future profitability. These factors more than offset our improved operating performance driven by sales and profitability initiatives. We also benefited from a $1.2 million reduction in the provision for our self-insured workers compensation, general liability and automobile programs. The reduction, which was allocated to several line items in our statement of operations based on the underlying cost, resulted primarily from lower expenditures than previously estimated.

Overview of Discontinued Operations

In November 2006, we announced a strategic initiative to reconfigure our hotel portfolio. We redefined our held for use portfolio, which contains 44 hotels with 8,116 rooms (including the Holiday inn Marietta, GA hotel, which is currently closed following a fire). In accordance with this strategy, we sold 23 hotels during 2007.

The consolidated statements of operations for discontinued operations for the years ended 2007, 2006 and 2005 include the results of operations for the 2 hotels that were held for sale at December 31, 2007, as well as all properties that have been sold in accordance with SFAS No. 144.

The assets held for sale at December 31, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of December 31, 2007 remain properly classified in accordance with SFAS No. 144.

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the year ended December 31, 2007, we recorded impairment charges of $4.7 million on assets held for sale.

Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria of SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.

For the 23 hotels sold in 2007, the total revenues for the year ended December 31, 2007 were $34.8 million, the direct operating expenses were $14.8 million, and the other hotel operating expenses were $23.6 million.

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

Consolidation policy — All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise significant control. All of the subsidiaries are wholly-owned except for one joint venture, which meets the criteria for consolidation.

When we consolidate a hotel in which we own less than 100% of the voting equity interest, we include the assets and liabilities of the hotel in our consolidated balance sheet. The third party interest in the net assets of the hotel is reported as minority interest on our consolidated balance sheet. In addition, our consolidated statement of operations reflects the full revenues and expenses of the hotel and the third party portion of the net income or loss is reported as minority interest in our consolidated statements of operations. If the loss applicable to the minority interest exceeds the minority’s equity, we report the entire loss in our consolidated statement of operations.

Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2007, these deferrals totaled $4.1 million for our held for use hotels. If we were to write-off these expenses in the year of payment, our operating expenses in those years would be significantly higher and lower in other years covered in the related agreement.

Asset impairment — We invest significantly in real estate assets. Property and equipment for our held for use assets represent 80.0% of the total assets on our consolidated balance sheet at December 31, 2007. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with SFAS No. 144, we classify our properties into two categories: “assets held for sale” and “assets held for use”.

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

Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value (which is determined after consultation with independent real estate brokers) less estimated selling costs, and we cease depreciation of the asset. The fair values of the assets held for sale are based on the estimated selling prices. We determine the estimated selling prices with the assistance of independent real estate brokers. The estimated selling costs are generally based on our experience with similar asset sales. We record impairment charges and write down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell. During 2007, we recorded $4.7 million of impairment losses on 5 hotels held for sale. During 2006, we recorded $23.1 million of impairment losses on 16 hotels held for sale.

With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the estimated undiscounted cash flows to be generated by the asset over its estimated useful life are less than the asset’s carrying value. For those assets where there are indicators of impairment, we determine the estimated fair values of these assets using broker valuations or appraisals. The broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach or a “room revenue multiplier” approach for determining fair value. If the estimated fair value exceeds the asset’s carrying value, no adjustment is generally recorded. Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as an impairment loss. During 2007, we recorded $6.8 million of impairment losses. Of this amount, $1.6 million related to the write-off of assets that were replaced and had remaining book value. The remaining $5.2 million represented the write-down of three of our held for use hotels to their estimated fair values. These three hotels were part of the nine hotels that management identified for sale in December 2007. Since the assets did not meet the held for sale criteria of SFAS No. 144 until January 2008, the assets were classified as held for use as of December 31, 2007 and the related impairment charges were classified in continuing operations. During 2006, we recorded $0.8 million of impairment losses to write-off assets that were replaced in 2006 and had remaining book value.

Accrual of self-insured obligations — We are self-insured up to certain amounts for employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in other accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2007, our reserve balance related to these self-insured obligations was $12.2 million.

Income Statement Overview

The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for the 44 consolidated hotels that, as of December 31, 2007, are classified as assets held for use.

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

Transient revenues, which accounted for approximately 71% of our 2007 room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups made up approximately 23% of our 2007 room revenues while our contract revenues (such as contracts with airlines for crew rooms) accounted for the remaining 6%.

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

To obtain available room nights for a year, we multiply the number of rooms in our portfolio by the number of days the hotel was open during the year. We have adjusted available rooms accordingly, for the Holiday Inn Arden Hills, St. Paul, MN hotel which was closed in 2007, the Holiday Inn Marietta, GA hotel, which closed following a fire in January 2006, the Crowne Plaza Melbourne, FL hotel, which was closed throughout 2005 due to hurricane renovations, and the Crowne Plaza West Palm Beach, FL hotel which reopened on December 29, 2005 after the completion of hurricane repairs.

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

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating contribution to mean revenues less direct operating expenses as presented in the consolidated statement of operations. We assess profitability by measuring changes in our direct operating contribution and direct operating contribution percentage, which is direct operating contribution as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating contribution, when combined with the presentation of GAAP operating income, revenues and expenses, provide useful information to management.

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities;

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes;

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are costs related to compliance with Sarbanes-Oxley legislation;

•	Casualty (gains) losses, net — these expenses include hurricane and other repair costs and charges related to the assets written off that were damaged, netted against any gains realized on the final settlement of property damage claims;

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees; and

•	Impairment of long-lived assets — charges which were required to write down the carrying values of long-lived assets to their fair values on assets where the estimated undiscounted cash flows over the life of the asset were less than the carrying value of the asset.

Non-operating items

Non-operating items include:

•	Business interruption insurance proceeds represent insurance proceeds for lost profits as a result of a business shutdown. Our 2007 business interruption proceeds relate primarily to the recovery of lost profits and reimbursement for additional expenses incurred at the Holiday Inn Hotel & Suites Marietta, which was closed as a result of a fire in January 2006.

•	Interest expense and other financing costs represent interest expense, which includes amortization of deferred loan costs;

•	Interest income;

•	Minority interests — our equity partner’s share of the income or loss of the hotel owned by joint venture that we consolidate.

Results of Operations — Continuing Operations

Results of operations for the twelve months ended December 31, 2007 and December 31, 2006

Revenues — Continuing Operations

			Increase
	2007	2006	(decrease)
	($ in thousands)

Revenues:
Rooms	$208,222	$197,719	$10,503	5.3%
Food and beverage	60,898	55,792	5,106	9.2%
Other	8,959	8,274	685	8.3%

Total revenues	278,079	261,785	$16,294	6.2%

Occupancy	68.4%	67.5%		1.5%
ADR	$105.29	$101.47	$3.81	3.8%
RevPAR	$72.00	$68.45	$3.55	5.2%

Rooms revenues increased $10.5 million, or 5.3%, driven by a 3.8% increase in ADR and a 1.5% increase in occupancy. Our RevPAR index grew 0.9% from 98.4% in 2006 to 99.3% to 2007, excluding the hotel that closed in January 2006 following a fire. Our RevPAR index increased 2.7% to 102.3%, excluding the hotels under renovation during 2006 and 2007 and the closed hotel.

Food and beverage revenues increased $5.1 million, or 9.2%, driven by the successful execution of initiatives to improve our food and beverage operations. Other revenues grew $0.7 million, or 8.3%, largely as a result of new programs offered at our beachfront and resort hotels.

Revenue growth was negatively impacted by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the twelve months ended December 31, 2007 for the six hotels under renovation was $1.9 million. The largest amount of this displacement occurred at our former Holiday Inn Select DFW Airport hotel, which was recently converted to a Wyndham hotel and is undergoing an extensive renovation. Total revenue displacement for the twelve months ended December 31, 2006 was $0.3 million.

The table below shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the twelve months ended December 31, 2007 and 2006. We have presented this information in subsets to illustrate the impact of the hotel closed in January 2006 due to fire, renovations underway and completed, and branding.

Hotel	Room				Increase
Count	Count		2007	2006	(decrease)

43	7,923	All Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	68.4%	67.4%		1.5%
		ADR	$105.29	$101.54	$3.75	3.7%
		RevPAR	$72.00	$68.48	$3.52	5.1%
		RevPAR Index	99.3%	98.4%		0.9%
36	6,419	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in 2006 and 2007
		Occupancy	69.7%	66.9%		4.2%
		ADR	$103.56	$101.06	$2.50	2.5%
		RevPAR	$72.22	$67.64	$4.58	6.8%
		RevPAR Index	102.3%	99.6%		2.7%
10	2,259	Hotels completing major renovations in 2005 and 2006
		Occupancy	71.6%	65.6%		9.1%
		ADR	$109.86	$109.71	$0.15	0.1%
		RevPAR	$78.63	$71.98	$6.65	9.2%
		RevPAR Index	97.5%	93.4%		4.4%
12	1,398	Marriott Hotels
		Occupancy	71.1%	72.5%		(1.9)%
		ADR	$113.72	$106.59	$7.13	6.7%
		RevPAR	$80.81	$77.31	$3.50	4.5%
		RevPAR Index	112.9%	114.2%		(1.1)%
4	777	Hilton Hotels
		Occupancy	67.2%	64.7%		3.9%
		ADR	$107.15	$104.47	$2.68	2.6%
		RevPAR	$72.04	$67.57	$4.47	6.6%
		RevPAR Index	95.1%	91.3%		4.2%
23	4,958	IHG Hotels less one hotel closed in 2006 due to fire
		Occupancy	69.0%	66.1%		4.4%
		ADR	$104.95	$101.49	$3.46	3.4%
		RevPAR	$72.45	$67.11	$5.34	8.0%
		RevPAR Index	100.4%	97.4%		3.1%
3	685	Other Brands(1)
		Occupancy	61.6%	71.0%		(13.2)%
		ADR	$93.62	$94.88	$(1.26)	(1.3)%
		RevPAR	$57.70	$67.41	$(9.71)	(14.4)%
		RevPAR Index	73.2%	85.9%		(14.8)%

(1)	Other Brands include the Wyndham DFW Airport North, which was under renovation and brand conversion during 2007 and experienced a significant amount of displacement, as well as the Radisson New Orleans Airport Hotel in Kenner, LA which, experienced a dramatic increase in 2006 (and decrease in 2007) in occupancy and ADR as a result of Hurricane Katrina.

Direct operating expenses — Continuing Operations

			Increase		% of Total Revenues
	2007	2006	(decrease)		2007	2006
	($ in thousands)

Direct operating expenses:
Rooms	$53,161	$51,272	$1,889	3.7%	19.1%	19.6%
Food and beverage	41,796	39,623	2,173	5.5%	15.0%	15.1%
Other	6,286	6,161	125	2.0%	2.3%	2.4%

Total direct operating expenses	$101,243	$97,056	$4,187	4.3%	36.4%	37.1%

Direct operating contribution (by revenue source):
Rooms	$155,061	$146,447	$8,614	5.9%
Food and beverage	19,102	16,169	2,933	18.1%
Other	2,673	2,113	560	26.5%

Total direct operating contribution	$176,836	$164,729	$12,107	7.3%

Direct operating contribution% (by revenue source):
Rooms	74.5%	74.1%
Food and beverage	31.4%	29.0%
Other	29.8%	25.5%

Total direct operating contribution	63.6%	62.9%

Rooms expenses increased $1.9 million, or 3.7%. Room expenses on a cost per occupied room (“POR”) basis increased from $26.17 in 2006 to $26.76 in 2007, an increase of 2.3%, primarily as a result of higher fee-based expenses including credit card and other commissions driven by revenue growth. Additionally, payroll costs on a POR basis increased 1.0%, because of performance incentives. Direct operating contribution for rooms increased $8.6 million, a growth rate of 5.9%. The increase in direct operating contribution is attributable to the realization of our labor management initiatives.

Food and beverage expenses increased $2.2 million, or 5.5%, driven primarily by higher food and beverage revenues. Food and beverage direct operating contribution grew $2.9 million, or 18.1%, largely as a result of the successful deployment of our revenue growth and labor management initiatives.

Other expenses grew $0.1 million, or 2.0%, while the related direct operating contribution rose $0.6 million, an increase of 26.5%. In total, direct operating contribution increased $12.1 million, or 7.3%. As a percentage of total revenue, direct operating contribution expanded 70 basis points, from 62.9% to 63.6%.

Other operating expenses — Continuing Operations

					% of Total Revenues
	2007	2006	Increase (decrease)		2007	2006
	($ in thousands)

Other operating expenses:
Other hotel operating costs
General and administrative	$17,459	$15,650	$1,809	11.6%	6.3%	6.0%
Advertising and promotion	14,828	12,819	2,009	15.7%	5.3%	4.9%
Franchise fees	19,761	18,547	1,214	6.5%	7.1%	7.1%
Repairs and maintenance	13,017	13,059	(42)	(0.3)%	4.7%	5.0%
Utilities	14,965	14,436	529	3.7%	5.4%	5.5%
Other expenses	607	188	419	222.9%	0.2%	0.1%

Total other hotel operating expenses	80,637	74,699	5,938	7.9%	29.0%	28.5%
Property and other taxes, insurance and leases	20,684	20,793	(109)	(0.5)%	7.4%	7.9%
Corporate and other	21,454	20,760	694	3.3%	7.7%	7.9%
Casualty (gains), net	(1,867)	(2,888)	1,021	35.4%	(0.7)%	(1.1)%
Restructuring	1,232	—	1,232	n/m	0.4%	0.0%
Depreciation and amortization	32,145	30,718	1,427	4.6%	11.6%	11.7%
Impairment of long-lived assets	6,819	758	6,061	799.6%	2.5%	0.3%

Total other operating expenses	$161,104	$144,840	$16,264	11.2%	57.9%	55.3%

Total operating expenses	$262,347	$241,896	$20,451	8.5%	94.3%	92.4%

Operating income	$15,732	$19,889	$(4,157)	(20.9)%	5.7%	7.6%

Other hotel operating costs increased $5.9 million, or 7.9%. The increase is a result of the following:

•	General and administrative costs increased $1.8 million. As a percent of revenues, general and administrative expenses increased 30 basis points in 2007 to 6.3%. The increase was due in large part to higher payroll costs (fewer vacant positions and higher caliber employees), legal and other professional fees, relocation, and travel and training costs.

•	Advertising and promotion costs increased $2.0 million, or 15.7%. As a percentage of revenue, advertising and promotional costs increased 40 basis points from 4.9% in 2006 to 5.3% in 2007. The increase is largely attributable to staffing related to sales and marketing programs designed to drive higher revenues.

•	Franchise fees increased $1.2 million, or 6.5%, primarily as a result of revenue growth. As a percentage of revenues, franchise fees remained flat year over year at 7.1%.

•	Repairs and maintenance expenses were essentially flat to the prior year, resulting from improved preventive maintenance programs and the execution of our capital expenditures plan. As a percentage of total revenues, repairs and maintenance costs decreased 30 basis points from 5.0% in 2006 to 4.7% in 2007.

•	Utilities costs increased $0.5 million, or 3.7%. This increase is driven largely by higher occupancy. As a percentage of total revenues, utilities costs decreased 10 basis points to 5.4% in 2007.

Property and other taxes, insurance and leases decreased $0.1 million in 2007 and decreased 50 basis points as a percentage of revenues, to 7.4%. The decrease was due largely to lower property insurance premiums and lower claims associated with our self-insurance programs.

Corporate and other expenses increased $0.6 million, or 3.3%, due largely to the following:

•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During 2007, we incurred $1.5 million in related costs. Similar costs were not incurred in 2006.

•	$0.4 million related to the amortization of non-vested stock awards granted to our Board of Directors in February 2007. Two members of the Board did not stand for reelection at the April 2007 annual meeting of stockholders. In addition, one Board member resigned in August 2007 and another Board member resigned in December 2007. The Board of Directors elected to accelerate the vesting of the awards for all four of these members and the related expense was recorded. The stock awarded to the remaining members of our Board of Directors is being amortized over a three-year vesting period at an annualized rate of $0.1 million.

•	These increases in costs were largely offset by lower payroll and related expenses primarily as a result of the August 2007 restructuring plan.

Casualty (gains) losses, net represent costs related to hurricane and other property damage, offset by gains related to the final settlement of the related property damage claims. In 2007, we recognized total net gains of $1.9 million related to the settlement of a property damage claim at our Radisson New Orleans Airport hotel, which was damaged in 2005 by Hurricane Katrina.

In August 2007, we announced cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in the Company’s corporate and regional staff as well as reductions in hotel staff at certain locations. As a result, we incurred restructuring costs totaling $1.2 million, which included severance and related costs. All of the terminations were completed and the related costs were paid as of December 31, 2007.

Depreciation and amortization expenses increased $1.4 million, or 4.6%, driven by the completion of several renovation projects in 2006 and 2007. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.

During 2007, we recorded $6.8 million of impairment losses. Of this amount, $1.6 million related to the write-off of assets that were replaced but had remaining book value. The remaining $5.2 million represented the write-down of three of our held for use hotels to their estimated fair values. These three hotels were part of the nine hotels that management identified for sale in December 2007. Since the assets did not meet the held for sale criteria of SFAS No. 144 until January 2008, the assets were classified as held for use as of December 31, 2007 and the related impairment charges were classified in continuing operations. During 2006, we recorded $0.8 million of impairment losses to write-off assets that were replaced in 2006 and had remaining book value.

Non-operating income (expenses) — Continuing Operations

	2007	2006	Increase (decrease)
	($ in thousands)

Non-operating income (expenses):
Business interruption proceeds	$571	$3,931	$(3,360)	(85.5)%
Interest income and other	4,014	2,607	1,407	54.0%
Interest expense	(26,030)	(25,348)	682	2.7%
Loss on debt extinguishment	(3,411)	—	3,411	n/m
Minority interests	(421)	295	(716)	(242.7)%

Business interruption proceeds represent funds received or amounts for which proofs of loss have been signed. Business interruption proceeds in 2007 were recorded for the Holiday Inn Marietta, GA which closed in January 2006 as the result of a fire. The hotel remains closed.

Interest income and other increased $1.4 million, or 54%, due to higher balances in our interest-bearing and escrow accounts throughout the year as well as higher interest rates.

Interest expense increased $0.7 million following the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the respective hotels that were encumbered by the debt facilities.

The $3.4 million loss on debt extinguishment was a result of the April 2007 refinancing.

Minority interests represent the third party owners’ share of the net income (losses) of the joint ventures in which we have (or had) a controlling interest during the period. We recorded $0.4 million in minority interest expense in 2007, which represented our joint venture partners’ interests in the Radisson New Orleans Airport Plaza, LA and the Crowne Plaza Melbourne, FL through the dates on which we acquired our joint venture partners’ interests in 2007. In 2006, we recorded $0.3 million in minority interest income as these hotels experienced losses in 2006. We currently have an ownership interest in one of our hotels through a joint venture. The cumulative losses exceed the joint venture partner’s interest. Thus, no minority interest expense or income was recorded in 2007.

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

Direct operating expenses — Continuing Operations

					% of Total Revenues
	2006	2005	Increase (decrease)		2006	2005
	($ in thousands)

Direct operating expenses:
Rooms	$51,272	$45,028	$6,244	13.9%	19.6%	20.2%
Food and beverage	39,623	33,114	6,509	19.7%	15.1%	14.9%
Other	6,161	6,019	142	2.4%	2.4%	2.7%

Total direct operating expenses	$97,056	$84,161	$12,895	15.3%	37.1%	37.8%

Direct operating contribution (by revenue source):
Rooms	$146,447	$123,000	$23,447	19.1%
Food and beverage	16,169	13,755	2,414	17.5%
Other	2,113	1,846	267	14.5%

Total direct operating contribution	$164,729	$138,601	$26,128	18.9%

Direct operating contribution% (by revenue source):
Rooms	74.1%	73.2%
Food and beverage	29.0%	29.3%
Other	25.5%	23.5%

Total direct operating contribution	62.9%	62.2%

Room expenses increased $6.2 million, or 13.9%. Room expenses on a cost per occupied room basis increased from $24.52 in 2005 to $26.31 in 2006, an increase of 7.3%, primarily as a result of higher travel agent and credit card commissions driven by the increase in room revenue. Additionally, payroll costs on a per occupied room basis increased 4.9%, driven largely by higher rooms sold. Direct operating contribution for rooms increased $23.4 million, a growth rate of 19.1%. Direct operating rooms margin as a percentage of revenue increased from 73.2% to 74.1%, an increase of 90 basis points.

Food and beverage expenses increased $6.5 million, or 19.7%, driven primarily by higher food and beverage revenues. The food and beverage direct operating contribution declined 30 basis points from 29.3% in 2005 to 29.0% in 2006 as a result of ramp-up expenses at our Crowne Plaza hotels in West Palm Beach and Melbourne, FL and the closure of one hotel due to a fire. Excluding these three hotels, food and beverage direct operating contribution as a percentage of food and beverage revenue remained unchanged at 30.1%.

Total direct operating expenses increased $12.9 million, while total revenues increased $39.0 million. Direct operating contribution increased $26.1 million, or 18.9%. Total direct operating contribution as a percentage of total revenues improved from 62.2% in 2005 to 62.9% in 2006.

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

Results of Operations — Discontinued Operations

During 2007, we sold 23 hotels, or 4,109 rooms, for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. The remaining proceeds, after paying settlement costs, were used for capital expenditures and general corporate purposes. We realized gains of approximately $4.0 million in 2007 from the sale of these assets. A list of the properties sold in 2007 is summarized below:

•	On January 15, 2007, we sold the University Plaza, a 186 room hotel located in Bloomington, IN.

•	On March 9, 2007, we sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.

•	On June 13, 2007, we sold the following 16 hotels:

•	Holiday Inn, a 202 room hotel located in Sheffield, AL

•	Clarion Hotel, a 393 room hotel located in Louisville, KY

•	Crowne Plaza Hotel, a 275 room hotel located in Cedar Rapids, IA

•	Augusta West Inn Hotel, a 117 room hotel located in Augusta, GA

•	Holiday Inn Hotel, a 201 room hotel located in Greentree, PA

•	Holiday Inn Hotel, a 189 room hotel located in Lancaster East, PA

•	Holiday Inn Hotel, a 244 room hotel located in Lansing, MI

•	Holiday Inn Hotel, a 152 room hotel located in Pensacola, FL

•	Holiday Inn Hotel, a 228 room hotel located in Winter Haven, FL

•	Holiday Inn Hotel, a 100 room hotel located in York, PA

•	Holiday Inn Express Hotel, a 112 room hotel located in Dothan, AL

•	Holiday Inn Express Hotel, a 122 room hotel located in Pensacola, FL

•	Park Inn Hotel, a 126 room hotel located in Brunswick, GA

•	Quality Inn Hotel, a 102 room hotel located in Dothan, AL

•	Ramada Plaza Hotel, a 297 room hotel located in Macon, GA

•	Ramada Inn Hotel, a 197 room hotel located in North Charleston, SC

•	On July 12, 2007, we sold the Holiday Inn Hotel, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, we sold the Holiday Inn Hotel, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, we sold the Holiday Inn Hotel, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, we sold the Holiday Inn Hotel, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, we sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.

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

Summary statement of operations information for discontinued operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 is as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
	($ in thousands)

Total revenues	$40,071	$89,986	$117,465
Total operating expenses (excluding impairment)	(33,826)	(82,982)	(104,891)
Impairment of long-lived assets	(4,714)	(23,122)	(11,062)
Interest income and other	1	11	308
Interest expense	(1,669)	(5,856)	(7,444)
Business interruption proceeds	—	754	—
Gain on asset disposition	3,956	2,961	6,872
(Loss) gain on extinguishment of debt, net	(1,747)	10,231	—
(Provision) benefit for income taxes	(592)	3,108	313
Minority interest in (income)	—	—	(96)

Income (loss) from discontinued operations	$1,480	$(4,909)	$1,465

We recorded impairment on assets held for sale in 2007, 2006, and 2005. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. We determine the estimated selling prices in conjunction with independent real estate brokers. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2007, we recorded impairment charges totaling $4.7 million on 5 hotels as follows (amounts below are rounded individually):

•	$1.8 million on the Holiday Inn Frederick, MD to reflect the estimated selling price less costs to sell;

•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel;

•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel; and

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel.

In 2006, we recorded impairment charges totaling $23.1 million on 16 hotels as follows (amounts below are rounded individually)

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less, the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell; and

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel.

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

Income Taxes

We expect to have a taxable loss of $47.5 million for the year ended December 31, 2007. We reported a net taxable income of $3.3 million for federal income tax purposes for the year ended December 31, 2006. Because we have net operating losses (“NOLs”) available we paid no federal income taxes. At December 31, 2007, we had available net operating loss carryforwards of $217.6 million for federal income tax purposes, which will expire in years 2018 through 2027 if not utilized against taxable income. In addition, the Company has excess tax benefits related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $0.8 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable. Our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 and 2007 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the Company had a Net Unrealized Built in Loss (“NUBIL”) of $150 million. As of December 31, 2007, $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million.

At December 31, 2007, a valuation allowance of $59.2 million fully offset the Company’s net deferred tax asset. As a result of our history of losses, we believed it was more likely than not that our net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $59.2 million, the 2007 deferred tax asset was decreased by $62.2 million with $63.3 million of the decrease relating to NOLs that have or will expire unused due to Section 382 limitations, $1.9 million related to prior year true-ups, partially offset by $3.0 million of additional deferred tax assets generated during the period. The balance of $59.2 million is primarily attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods.

In addition, we recognized an income tax provision of $1.0 million for 2007, $8.5 million for 2006, and $8.2 million for 2005. $7.9 million and $7.7 million of the income tax provision in 2006 and 2005, respectively, were non-cash charges related to the utilization of pre-emergence net operating losses in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

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

We adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction that remains subject to examination is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005, and 2006 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

Quarterly Results of Operations

The following table presents certain quarterly data for the eight quarters ended December 31, 2007. The data have been derived from our unaudited consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 44 hotels classified in continuing operations at December 31, 2007.

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)

Revenues:
Rooms	$47,576	$54,187	$56,216	$50,243	$45,617	$50,445	$53,788	$47,869
Food and beverage	15,894	14,381	16,779	13,844	15,134	12,912	15,636	12,110
Other	2,028	2,417	2,453	2,061	2,066	2,105	2,154	1,949

	65,498	70,985	75,448	66,148	62,817	65,462	71,578	61,928

Direct operating expenses:
Rooms	12,569	14,157	13,756	12,679	12,462	13,297	13,310	12,203
Food and beverage	10,140	10,651	11,021	9,984	10,363	9,772	10,469	9,019
Other	1,449	1,683	1,642	1,512	1,456	1,523	1,657	1,525

	24,158	26,491	26,419	24,175	24,281	24,592	25,436	22,747

	41,340	44,494	49,029	41,973	38,536	40,870	46,142	39,181
Other operating expenses:
Other hotel operating costs	19,222	20,924	20,478	20,013	18,304	19,078	18,755	18,562
Property and other taxes, insurance and leases	5,127	4,734	5,212	5,611	5,813	5,862	4,717	4,401
Corporate and other	4,257	5,585	5,930	5,682	4,959	5,592	5,292	4,917
Casualty (gain) losses, net	—	—	—	(1,867)	—	(3,085)	31	166
Restructuring	(26)	1,258
Depreciation and amortization	8,297	8,086	7,960	7,802	7,770	7,886	7,704	7,358
Impairment of long-lived assets	5,797	535	222	265	225	323	16	194

Other operating expenses	42,674	41,122	39,802	37,506	37,071	35,656	36,515	35,598

	(1,334)	3,372	9,227	4,467	1,465	5,214	9,627	3,583
Other income (expenses):
Business interruption insurance proceeds	—	299	272	—	530	2,706	695	—
Interest income and other	937	1,330	822	925	664	786	848	309
Other interest expense	(6,423)	(6,642)	(6,767)	(6,198)	(6,297)	(6,482)	(6,227)	(6,342)
Loss on debt extinguishment	—	—	(3,411)	—	—	—	—	—

(Loss) income before income taxes and minority interests	(6,820)	(1,641)	143	(806)	(3,638)	2,224	4,943	(2,450)
Minority interests (net of taxes, nil)	—	—	(56)	(365)	335	100	(136)	(4)

(Loss) income before income taxes — continuing operations	(6,820)	(1,641)	87	(1,171)	(3,303)	2,324	4,807	(2,454)
(Provision) benefit for income taxes — continuing operations	(1,792)	744	(19)	686	(9,082)	(1,039)	(2,245)	725

(Loss) income from continuing operations	(8,612)	(897)	68	(485)	(12,385)	1,285	2,562	(1,729)

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(845)	1,300	(565)	2,182	(12,765)	(1,917)	1,853	4,812
Benefit (provision) for income taxes	1,384	(356)	234	(1,854)	4,437	794	(414)	(1,709)

Income (loss) from discontinued operations	539	944	(331)	328	(8,328)	(1,123)	1,439	3,103

Net (loss) income attributable to common stock	$(8,073)	$47	$(263)	$(157)	$(20,713)	$162	$4,001	$1,374

Net (loss) income from continuing operations attributable to common stock
Basic	$(0.36)	$(0.04)	$0.00	$(0.02)	$(0.50)	$0.05	$0.10	$(0.07)

Diluted	$(0.36)	$(0.04)	$0.00	$(0.02)	$(0.50)	$0.05	$0.10	$(0.07)

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

Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2007, our consolidated airline receivables represented approximately 23% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. As of March 1, 2008, we had 11 hotels held for sale.

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

We intend to continue to use our cash flow to fund operations, scheduled debt service payments, fund operations, capital expenditures, and share repurchases. At this point in time, we do not intend to pay dividends on our common stock.

In accordance with GAAP, all assets held for sale, including assets that would normally be classified as long-term assets in the normal course of business, were reported as “assets held for sale” in current assets. Similarly, all liabilities related to assets held for sale were reported as “liabilities related to assets held for sale” in current liabilities, including debt that would otherwise be classified as long-term liabilities in the ordinary course of business, if applicable.

At December 31, 2007, we had working capital (current assets less current liabilities) of $54.7 million compared to $32.7 million at December 31, 2006. The increase in working capital was primarily the result of the April 2007 refinancing, which resulted in a reclassification of debt from current to long-term. The refinancing reallocated our debt portfolio, resulting in a lower portion of our debt being secured by held for sale assets. The debt balances secured by our held for sale assets are included in current liabilities (Liabilities related to assets held for sale) in the consolidated balance sheet, while the debt balances secured by our held for use assets are included in long-term liabilities, excluding the current portion.

For the year ended December 31, 2007, we spent $41.5 million in capital expenditures. During 2008, we expect to spend $40 to $46 million in capital expenditures, depending on the determined courses of action following our ongoing diligence and analysis.

We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.

Our ability to meet our long-term cash needs is dependent on the market condition of the lodging industry, the successful execution of various initiatives to improve operating results, the timely sale of the assets currently held for sale and at the anticipated sales prices, and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor. See “Item 1A — Risk Factor” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations

Operating activities

Operating activities generated cash of $36.9 million in 2007 and $35.6 million in 2006. The increase in cash generated by operations is attributable to the improved operating performance of our hotel portfolio. Operating activities generated cash of $28.7 million in 2005.

Investing activities

Investing activities generated $30.5 million of cash in 2007 compared to $0.8 million in 2006. We expended $41.5 million in capital improvements in 2007 compared to $35.8 million in 2006. Net proceeds from the sale of assets were $78.0 million in 2007 and $22.9 million in 2006. In 2007, we paid $16.4 million to acquire the minority partners’ interests in two of our hotels. Withdrawals from capital expenditure reserves with our lenders totaled $4.9 million in 2007 and $9.4 million in 2006. In 2007, we received $0.1 million in advances (net of related expenditures) for property damage claims primarily related to one hotel damaged by fire. In 2006, we received $3.2 million in similar advances (net of related expenditures) primarily related to one hotel damaged by fire and three of our hurricane-damaged hotels. Restricted cash decreased $5.4 million in 2007 compared to $1.2 million in 2006.

Investing activities used $13.8 million of cash in 2005. We expended $86.5 million for capital improvements and withdrew $15.4 million from capital expenditure reserves with our lenders. We received $36.4 million in net proceeds from the sale of assets and were advanced $26.2 million (net of related expenditures) for property damage claims related to seven of our hotels that were damaged by hurricanes in 2004 and 2005. Restricted cash increased $5.2 million.

Financing activities

Financing activities used cash of $61.5 million in 2007 compared with $7.2 million in 2006. In 2007, we received $130.0 million in gross proceeds associated with the April 2007 refinancing and used the net proceeds to pay off existing debt. We made principal payments of $169.4 million, including the payoff of five loans which had reached their scheduled maturity dates and the payoff of existing debt in conjunction with the refinancing and/or the sale of encumbered assets. In addition, we purchased $16.8 million of treasury stock and paid defeasance costs of $4.2 million.

In 2006, we refinanced mortgages on the Holiday Inn Express Palm Desert, Crowne Plaza Worcester, Radisson Phoenix, Crowne Plaza Pittsburgh and the Crowne Plaza Phoenix Airport, resulting in gross proceeds of $45.0 million. Additionally, we made $49.8 million in principal payments and purchased $2.7 million of treasury stock. In 2005, we refinanced mortgages on the Holiday Inn West Phoenix, AZ and the Holiday Inn Hilton Head, SC and encumbered the SpringHill Suites Pinehurst, NC purchased in 2004, resulting in gross proceeds of $32.2 million. Additionally, we made $63.6 million in principal payments and $0.9 million in deferred loan costs.

Debt and contractual obligations

The following table provides information about our debt and certain other long-term contractual obligations:

	Debt Obligations	Maturities
	December 31, 2007	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

DEBT OBLIGATIONS
Mortgage Debt(1) :
Merrill Lynch Mortgage Lending, Inc. — Fixed	$153,940	$3,099	$150,841	$—	$—	$—	$—
Goldman Sachs	130,000	—	130,000	—	—	—	—
Wachovia	35,425	691	740	3,633	30,361	—	—
IXIS	40,041	534	39,507	—	—	—	—

Total — Mortgage Debt	359,406	4,324	321,088	3,633	30,361	—	—
Other Long-term Liabilities(2) :
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	633	601	32	—	—	—	—
Other Long-term Liabilities	781	167	166	124	91	42	191

	1,414	768	198	124	91	42	191

Total Debt Obligations	360,820	5,092	321,286	3,757	30,452	42	191
Less: Debt Obligations — Discontinued Operations	—	—	—	—	—	—	—

Total Debt Obligations — Continuing Operations	$360,820	$5,092	$321,286	$3,757	$30,452	$42	$191

OTHER OBLIGATIONS
Interest Expense(3)	49,138	$24,500	$18,717	$5,653	$268	$—	$—
Ground, Parking and Other Lease Obligations	85,483	3,446	3,468	3,495	3,120	2,994	68,960

Total Other Obligations	134,621	27,946	22,185	9,148	3,388	2,994	68,960
Less: Other Obligations — Discontinued Operations	—	—	—	—	—	—	—

Total Other Obligations — Continuing Operations	$134,621	$27,946	$22,185	$9,148	$3,388	$2,994	$68,960

TOTAL OBLIGATIONS
Total Other Obligations	495,441	33,038	343,471	12,905	33,840	3,036	69,151
Less: Other Obligations — Discontinued Operations	—	—	—	—	—	—	—

Total Other Obligations — Continuing Operations	$495,441	$33,038	$343,471	$12,905	$33,840	$3,036	$69,151

(1)	Discussed in “Note 9, Long-Term Liabilities” in the notes to our consolidated financial statements.

(2)	Comprised of unsecured notes payable of $0.6 million for pre-petition bankruptcy related tax obligations and $0.8 million of other obligations.

(3)	The computation of interest expense related to our variable rate debt assumes a LIBOR of 4.60% for all future periods.

We did not include franchise fees in the table above because substantially all of our franchise fees vary with revenues. Franchise fees for 2007 related to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures” Below.

Debt and Contractual Obligations

On June 25, 2004, the Company entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc (“Merrill Lynch”). The four loans, each of which has a five-year term and bears a fixed interest rate of 6.58%, totaled $260 million at inception. Except for certain defeasance provisions, the Company may not prepay the loans except during the 60 days prior to maturity. One of the loans was defeased in 2007, as discussed below. The remaining three loans are currently secured by 20 hotels. The loans are not cross-collateralized. Each loan is non-recourse; however, the Company has agreed to indemnify Merrill Lynch in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian.

On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2007, the Company exercised the first of three one-year extension options. The Company contemporaneously entered into a 12-month interest rate cap agreement, which effectively caps the interest rate at 8.4%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a $17.4 million loan agreement with Wachovia Bank, National Association (“Wachovia”), which is secured by the Crowne Plaza Worcester, MA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a $6.1 million loan agreement with Wachovia, which is secured by the Holiday Inn Palm Desert, CA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On March 1, 2006, the Company entered into a $21.5 million loan agreement with IXIS, which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest which is 295 basis points above LIBOR. Contemporaneously with the closing of the loan, the Company purchased an interest rate cap agreement that effectively caps the interest rate for the first two years of the loan agreement at 8.45%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The Company exercised the first one-year extension option and extended the term of the related interest rate cap agreement.

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

In April 2007, the Company entered into a $130 million loan agreement (the “Goldman Loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The Goldman Loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. The loan can be repaid at any time, subject to a prepayment penalty of 0.5% of the outstanding balance prior to April 12, 2008. There is no prepayment penalty after the first anniversary of the loan. The Company purchased an interest rate protection agreement which caps the maximum interest rate at 8.5%.

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

In April 2007, the Company defeased the entire $67.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by 9 hotels (6 hotels were classified as held for use, while 3 hotels were classified as held for sale). The Company purchased $71.1 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the nine hotels that had served as collateral for the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations of the defeased debt. The Company has no further obligation with regard to the defeased loan. Accordingly, the defeased loan is no longer reflected on the Company’s balance sheet. As a result of the defeasance, the Company recorded $3.8 million as a Loss on Debt Extinguishment in the statement of operations. Of this amount, $3.3 million was recorded in continuing operations, and $0.5 million was recorded in discontinued operations.

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

In November 2007, the Company repaid one loan totaling $8.6 million, which was secured by one hotel. The loan had reached the scheduled Optional Prepayment Date.

In December 2007, the Company defeased $5.4 million of the $51.7 million balance of one of the Company’s mortgage loans, which was secured by eight hotels. The Company purchased $5.7 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale prior to defeasance and has yet to be sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.

Summary of Long-term Debt

Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2007			December 31, 2006
	Number	Property and	Long-Term	Long-Term
	of Hotels	Equipment, Net	Liabilities	Liabilities	Interest Rates at December 31, 2007
	($ in thousands)

Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	—	$—	$—	$58,118
Merrill Lynch Mortgage Lending, Inc. — Fixed	20	239,371	153,940	239,383	6.58%
Goldman Sachs	10	120,103	130,000	—	LIBOR plus 1.50%; capped at 8.50%
Computer Share Trust Company of Canada	—	—	—	7,551
Lehman Brothers Holdings, Inc.	—	—	—	15,194
Wachovia	4	36,493	35,425	36,081	$9,666 at 6.03%; $3,053 at 5.78%; 22,706 at 6.04%
					$18,765 at LIBOR plus 2.90%, capped at 8.4%;
IXIS	4	36,645	40,041	40,501	$21,276 at LIBOR plus 2.95%, capped at 8.45%

Total	38	432,612	359,406	396,828	6.74%(1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	633	1,263
Other	—	—	781	1,038

	—	—	1,414	2,301

Property and equipment — unencumbered	8	75,155	—	—

	46	507,767	360,820	399,129

Held for sale	(2)	(7,781)	—	(60,271)

Total December 31, 2007(2)	44	$499,986	$360,820	$338,858

(1)	The rate represents the annual effective weighted average cost of debt at December 31, 2007.

(2)	Debt obligations at December 31, 2007 include the current portion.

Franchise Agreements and Capital Expenditures

We benefit from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities generally account for approximately 38% of our total reservations.

To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of 10 to 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 2.7% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 4.0%, reservation system fees range from 0.4% to 3.2%, and club and restaurant fees from 0.1% to 3.3%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 7.0% to 10.8% of gross room revenues. In 2007, franchise fees for our continuing operations were 7.1% of room revenues.

These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Consolidated Statement of Operations) for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	($ in thousands)

Continuing operations	$19,761	$18,547	$15,578
Discontinued operations	2,875	6,996	8,066

	$22,636	$25,543	$23,644

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of ten (six of which are held for sale and four of which are held for use as of March 1, 2008), three (all of which are held for use), and three (all of which are held for use) of the franchise agreements for our hotels are scheduled to expire in 2008, 2009, and 2010, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Leasing transactions that are accounted for under SFAS No. 13 “Accounting for Leases” are excluded from SFAS No. 157. However, this exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. For non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually as well as for all financial assets and liabilities, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of the $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the adoption of SFAS 141(R), such release will affect the income tax provision in the period of release. We are in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on our results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks on our variable rate debt. At December 31, 2007 and December 31, 2006, we had outstanding consolidated variable rate debt including discontinued operations of approximately $170.0 million and $98.6 million, respectively.

On November 10, 2005, we refinanced the mortgage on our Holiday Inn Hilton Head, SC property for $19.0 million. In December 2007, we exercised the first of three one year extension options associated with this loan. We contemporaneously entered into a 12-month interest rate cap agreement which allowed us to effectively cap the interest rate at LIBOR of 5.50% plus 2.9%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $18.8 million at December 31, 2007, which matched the outstanding principal balance in December 2007, when the extension option was exercised.

On March 1, 2006, we entered into a $21.5 million loan agreement with IXIS. In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 24-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest at LIBOR of 5.50% plus 2.95%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $21.5 million at December 31, 2007.

In April 2007, we entered into a $130.0 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P. In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 24-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest at LIBOR of 7.00% plus 1.50%. When LIBOR is below 7.00% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 7.00%, but we are not exposed to increases in LIBOR above 7.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $130.0 million at December 31, 2007.

The aggregate fair value of the interest rate caps as of December 31, 2007 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

As a result of having these interest rate caps, we believe that our interest rate risk at December 31, 2007 and December 31, 2006 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction as of December 31, 2007 would be a reduction in net income of approximately nil. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

At December 31, 2007, approximately $170.0 million of our outstanding debt instruments were subject to changes in LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million. The fair value of the fixed rate mortgage debt (book value of $189.4 million) at December 31, 2007 is estimated at $191.3 million.

The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2007 would be approximately $3.2 million.

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

As of December 31, 2007, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management team, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Nonetheless, as of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, concluded, as of the date of the evaluation, that our internal control over financial reporting was effective based on the criteria in the COSO Framework. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 which is included herein.

Changes in Internal Control Over Financial Reporting.  There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” on January 1, 2007, and the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment,” on January 1, 2006.

/s/  Deloitte & Touche LLP
Atlanta, Georgia
March 12, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information about principal accountant fees and services is incorporated by reference from the discussion in our proxy statement for the 2008 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

LODGIAN, INC.

By:	/s/ Peter T. Cyrus
Peter T. Cyrus
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 10, 2008.

Signature	Title

/s/ Peter T. Cyrus Peter T. Cyrus	Interim President, Chief Executive Officer and Director

/s/ James A. MacLennan James A. MacLennan	Executive Vice President and Chief Financial Officer

/s/ Stewart J. Brown Stewart J. Brown	Chairman of the Board of Directors

/s/ W. Blair Allen W. Blair Allen	Director

/s/ Paul J. Garity Paul J. Garity	Director

/s/ Stephen P. Grathwohl Stephen P. Grathwohl	Director

/s/ Michael J. Grondahl Michael J. Grondahl	Director

/s/ Alex R. Lieblong Alex R. Lieblong	Director

/s/ Mark S. Oei Mark S. Oei	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8:

All schedules are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” on January 1, 2007, and the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment,” on January 1, 2006, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/  Deloitte & Touche LLP
Atlanta, Georgia
March 12, 2008

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	($ in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$54,389	$48,188
Cash, restricted	8,363	13,791
Accounts receivable (net of allowances: 2007 — $323; 2006 — $277)	8,794	7,404
Insurance receivable	2,254	2,347
Inventories	3,097	2,893
Prepaid expenses and other current assets	18,186	22,450
Assets held for sale	8,009	89,437

Total current assets	103,092	186,510
Property and equipment, net	499,986	487,022
Deposits for capital expenditures	16,565	19,802
Other assets	5,087	5,824

	$624,730	$699,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,692	$7,742
Other accrued liabilities	28,336	27,724
Advance deposits	1,683	1,384
Insurance advances	2,650	2,063
Current portion of long-term liabilities	5,092	46,557
Liabilities related to assets held for sale	961	68,351

Total current liabilities	48,414	153,821
Long-term liabilities	355,728	292,301

Total liabilities	404,142	446,122
Minority interests	—	10,922
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,008,621 and 24,860,321 issued at December 31, 2007 and December 31, 2006, respectively	250	249
Additional paid-in capital	329,694	327,634
Accumulated deficit	(93,262)	(84,816)
Accumulated other comprehensive income	4,115	2,088
Treasury stock, at cost, 1,709,878 and 251,619 shares at
December 31, 2007 and December 31, 2006, respectively	(20,209)	(3,041)

Total stockholders’ equity	220,588	242,114

	$624,730	$699,158

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	($ in thousands, except per share data)

Revenues:
Rooms	$208,222	$197,719	$168,028
Food and beverage	60,898	55,792	46,869
Other	8,959	8,274	7,865

Total revenues	278,079	261,785	222,762

Direct operating expenses:
Rooms	53,161	51,272	45,028
Food and beverage	41,796	39,623	33,114
Other	6,286	6,161	6,019

Total direct operating expenses	101,243	97,056	84,161

	176,836	164,729	138,601
Other operating expenses:
Other hotel operating costs	80,637	74,699	67,232
Property and other taxes, insurance, and leases	20,684	20,793	16,751
Corporate and other	21,454	20,760	20,016
Casualty (gains), net	(1,867)	(2,888)	(28,464)
Restructuring	1,232	—	—
Depreciation and amortization	32,145	30,718	22,040
Impairment of long-lived assets	6,819	758	1,244

Total other operating expenses	161,104	144,840	98,819

Operating income	15,732	19,889	39,782
Other income (expenses):
Business interruption insurance proceeds	571	3,931	9,595
Interest income and other	4,014	2,607	833
Interest expense	(26,030)	(25,348)	(21,353)
Loss on debt extinguishment	(3,411)	—	—

(Loss) income before income taxes and minority interests	(9,124)	1,079	28,857
Minority interests (net of taxes, nil)	(421)	295	(9,492)
(Provision) for income taxes — continuing operations	(381)	(11,641)	(8,529)

(Loss) income from continuing operations	(9,926)	(10,267)	10,836

Discontinued operations:
Income (loss) from discontinued operations before income taxes	2,072	(8,017)	1,248
Minority interests — discontinued operations	—	—	(96)
(Provision) benefit for income taxes — discontinued operations	(592)	3,108	313

Income (loss) from discontinued operations	1,480	(4,909)	1,465

Net (loss) income attributable to common stock	$(8,446)	$(15,176)	$12,301

Net (loss) income per share attributable to common stock:
Basic	$(0.35)	$(0.62)	$0.50

Diluted	$(0.35)	$(0.62)	$0.50

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated			Total
			Additional	Unearned		Other			Stockholders’
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Equity
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	(Deficit)
	($ in thousands, except share data)

Balance December 31, 2004	24,579,255	$246	$306,943	$(315)	$(81,941)	$1,777	7,211	$(76)	$226,634
Amortization of unearned stock compensation	—	—	—	494	—	—	—	—	494
Issuance of restricted shares	—	—	783	(783)	—	—	—	—	—
Vesting of restricted stock units	45,826	—	—	—	—	—	—	—	—
Release of surplus accrual on final settlement of bankruptcy claims	—	—	1,292	—	—	—	—	—	1,292
Retirement of disputed claims shares	(16,676)	—	—	—	—	—	—	—	—
Exercise of stock options	40,000	—	361	—	—	—	—	—	361
Repurchases of treasury stock	—	—	—	—	—	—	14,422	(150)	(150)
Realization of pre-emergence deferred tax asset	—	—	7,692	—	—	—	—	—	7,692
Other	—	—	(37)	—	—	—	—	—	(37)
Comprehensive income:
Net income	—	—	—	—	12,301	—	—	—	12,301
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	457	—	—	457

Total comprehensive income	—	—	—	—	—	—	—	—	12,758

Balance December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital	—	—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation	—	—	1,406	—	—	—	—	—	1,406
Issuance and vesting of restricted and nonvested shares	49,913	3	159	—	—	—	—	—	162
Exercise of stock options	162,003	—	1,673	—	—	—	—	—	1,673
Repurchases of treasury stock	—	—	—	—	—	—	229,986	(2,815)	(2,815)
Income tax benefit from stock options exercised	—	—	67	—	—	—	—	—	67
Realization of pre-emergence deferred tax asset	—	—	7,899	—	—	—	—	—	7,899
Comprehensive loss:
Net loss	—	—	—	—	(15,176)	—	—	—	(15,176)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	(146)	—	—	(146)

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,322)

Balance December 31, 2006	24,860,321	$249	$327,634	$—	$(84,816)	$2,088	251,619	$(3,041)	$242,114
Amortization of unearned stock compensation	—	—	1,387		—	—	—	—	1,387
Issuance and vesting of nonvested shares	85,587	1	(1)		—	—	—	—	—
Exercise of stock options	64,086	—	621		—	—	—	—	621
Repurchases of treasury stock	—	—	—		—	—	1,458,259	(17,168)	(17,168)
Other	(1,373)	—	53		—	—	—	—	53
Comprehensive income:				—		—
Net loss	—	—	—		(8,446)	—	—	—	(8,446)
Currency translation adjustments (related taxes estimated at nil)	—	—	—		—	2,027	—	—	2,027

Total comprehensive income									(6,419)

Balance, December 31, 2007	25,008,621	$250	$329,694	$—	$(93,262)	$4,115	1,709,878	$(20,209)	$220,588

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Operating activities:
Net (loss) income	$(8,446)	$(15,176)	$12,301
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,145	36,227	30,147
Impairment of long-lived assets	11,533	23,880	12,307
Stock compensation expense	1,387	1,566	494
Casualty gain, net	(4,525)	(3,128)	(30,769)
Deferred income taxes	—	7,968	7,692
Minority interests	421	(295)	9,588
Gain on asset dispositions	(3,956)	(2,961)	(6,872)
Loss (gain) on extinguishment of debt	5,158	(10,231)	—
Amortization of deferred financing costs	1,431	1,384	942
Other	—	78	(540)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	119	(581)	(313)
Insurance receivable	1,230	1,696	(3,121)
Inventories	(152)	(371)	(526)
Prepaid expenses and other assets	6,491	(4,331)	(2,617)
Accounts payable	(4,169)	(575)	58
Other accrued liabilities	(2,037)	565	(294)
Advance deposits	262	(122)	251

Net cash provided by operating activities	36,892	35,593	28,728

Investing activities:
Capital improvements	(41,520)	(35,787)	(86,476)
Proceeds from sale of assets, net of related selling costs	77,961	22,925	36,396
Acquisition of minority partner’s interest	(16,361)	—	—
Withdrawals for capital expenditures	4,926	9,371	15,361
Insurance receipts related to casualty claims, net	63	3,194	26,193
Net decrease (increase) in restricted cash	5,428	1,212	(5,163)
Other	38	(159)	(99)

Net cash provided by (used in) investing activities	30,535	756	(13,788)

Financing activities:
Proceeds from issuance of long term debt	130,000	44,954	32,200
Proceeds from exercise of stock options	621	1,673	361
Principal payments on long-term debt	(169,424)	(49,767)	(63,612)
Purchases of treasury stock	(16,818)	(2,696)	(150)
Payments of deferred financing costs	(1,666)	(870)	(913)
Payments of defeasance costs	(4,206)	(546)	—
Other	(16)	10	(37)

Net cash used in financing activities	(61,509)	(7,242)	(32,151)

Effect of exchange rate changes on cash	283	(16)	74

Net increase (decrease) in cash and cash equivalents	6,201	29,091	(17,137)
Cash and cash equivalents at beginning of year	48,188	19,097	36,234

Cash and cash equivalents at end of year	$54,389	$48,188	$19,097

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$26,504	$32,734	$27,154
Interest capitalized	443	117	2,121
Income taxes, net of refunds	1,485	845	359
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt decrease	—	10,250	1,277
Treasury stock repurchases traded, but not settled	469	119	—
Purchases of property and equipment on account	6,276	1,923	3,330

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Summary of Significant Accounting Policies

Description of Business

Lodgian, Inc. is one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2008 Green Book published in December 2007. The Company is considered an independent owner and operator because it does not operate our hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2008, the Company operated 46 hotels with an aggregate of 8,432 rooms, located in 24 states and Canada. Of the 46 hotels, 35 hotels, with an aggregate of 6,608 rooms, are held for use and the results of operations are classified in continuing operations, while 11 hotels, with an aggregate of 1,824 rooms, are held for sale and the results of operations of those hotels are classified in discontinued operations. The portfolio of hotels, all of which are consolidated in the Company’s financial statements, consists of:

•	45 hotels that are wholly owned and operated through subsidiaries; and

•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 50% voting interest and exercises control.

The hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale and upscale and upper upscale market segments of the lodging industry. Most of the Company’s hotels are under franchises obtained from nationally recognized hospitality franchisors. The Company operates 25 hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operates 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. An additional 7 hotels are operated under other nationally recognized brands and two hotels are non-branded. Management believes that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.

Principles of Consolidation

The financial statements consolidate the accounts of Lodgian, its wholly-owned subsidiaries and a joint venture in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of a joint venture when it manages and has control of the joint venture’s assets and operations. The joint venture in which the Company exercises control and is consolidated in the financial statements is Servico Centre Associates, Ltd. (which owns the Crowne Plaza West Palm Beach, Florida). This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 50% voting interest and exercises control.

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

Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. In general, the carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying value. In determining the undiscounted cash flows, management considers the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is recorded as impairment expense in the Consolidated Statement of Operations. Management estimates fair value based on broker opinions or appraisals. If the estimated fair value exceeds the carrying value, no adjustment is recorded.

Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as impairment expense. See Note 6 for further discussion of the Company’s charges for asset impairment.

Assets Held for Sale and Discontinued Operations

Management considers an asset held for sale when the following criteria per Statement of Financial Accounting Standards, (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” are met:

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

Fair Values of Financial Instruments

The fair value of financial instruments is estimated using market trading information. Where published market values are not available, management estimates fair values based upon quotations received from broker/dealers or interest rate information for similar instruments. Changes in fair value of the Company’s interest rate cap agreements are recognized in the Consolidated Statement of Operations. Refer to Note 9 for further information regarding the Company’s interest rate cap agreements.

The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company’s fixed rate long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Concentration of Credit Risk

Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2007 and 2006, allowances were $0.3 million and $0.3 million, respectively.

Concentration of Market Risk

Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenue and results of operations. The 12 continuing operations hotels in these markets combined provided 33%, 32%, and 33% of the Company’s continuing operations revenue in 2007, 2006, and 2005, respectively. Similarly, the same group of hotels provided 30%, 30%, and 32% of the Company’s continuing operations available rooms in 2007, 2006, and 2005, respectively. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes and FIN 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. See Note 11 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset.

Earnings per Common and Common Equivalent Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per common share includes the Company’s outstanding stock options, nonvested stock, restricted stock, restricted stock units, and warrants to acquire common stock, if dilutive. See Note 12 for a computation of basic and diluted earnings per share.

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

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the year ended December 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal year 2006, under those plans and consistent with SFAS No. 123.

Income (loss) from continuing operations:
As reported	$10,836
Add: Stock-based compensation expense as reported	302
Deduct: Total pro forma stock-based employee compensation expense	(1,354)

Pro forma	9,784
Income (loss) from discontinued operations:
As reported	1,465
Add: Stock-based compensation expense as reported	—
Deduct: Total pro forma stock-based employee compensation expense	—
Pro forma	1,465

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) attributable to common stock:
As reported	12,301
Add: Stock-based compensation expense as reported	302
Deduct: Total pro forma stock-based employee compensation expense	(1,354)

Pro forma	$11,249

Basic earnings per common share
Income (loss) from continuing operations:
As reported	$0.44
Add: Stock-based compensation expense as reported	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.06)

Pro forma	0.40
Income (loss) from discontinued operations:
As reported	0.06
Add: Stock-based compensation expense as reported	—
Deduct: Total pro forma stock-based employee compensation expense	—
Pro forma	0.06

Net income (loss) attributable to common stock:
As reported	0.50
Add: Stock-based compensation expense as reported	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.06)

Pro forma	$0.46

Diluted earnings per common share
Income (loss) from continuing operations:
As reported	$0.44
Add: Stock-based compensation expense as reported	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.05)

Pro forma	0.40
Income (loss) from discontinued operations:
As reported	0.06
Add: Stock-based compensation expense as reported	—
Deduct: Total pro forma stock-based employee compensation expense	—

Pro forma	0.06
Net income (loss) attributable to common stock:
As reported	0.50
Add: Stock-based compensation expense as reported	0.01
Deduct: Total pro forma stock-based employee compensation expense	(0.05)

Pro forma	$0.46

In accordance with FASB Staff Position FAS 123(R)-3, the Company made a one-time election to calculate the APIC pool on the date of adoption using the simplified method, the impact of which was not material to the Company’s financial position and results of operation.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that the cash retained as a result of excess tax benefits relating to share-based compensation be presented as financing cash flows, with the remaining tax benefits presented as operating cash flows. Prior to the adoption of SFAS No. 123(R), nonvested stock awards were recorded as unearned stock compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. SFAS No. 123(R) requires that unearned compensation be included in additional paid-in capital and that compensation cost be recognized over the requisite service period with an offsetting credit to additional paid-in capital. Accordingly, the unearned stock compensation balance at January 1, 2006 was reclassified to additional paid-in capital.

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. No stock option grants were granted in 2006 and 2007.

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

Foreign Currency Translation

The financial statements of the Canadian operation have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the period. The gains and losses resulting from the changes in exchange rates from year to year are reported in “accumulated other comprehensive income” in the Consolidated Statements of Shareholders’ Equity (Deficit). The effects on the statements of operations of transaction gains and losses were insignificant for all years presented.

Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one reportable segment. During 2007, the Company derived approximately 98% of its revenue from hotels located within the United States and the balance from the Company’s one hotel located in Windsor, Canada.

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

Self-insurance

The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and automobile liability. Refer to Note 13 for further information.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company was required to adopt the provisions of FIN 48 with respect of all the Company’s tax positions as of January 1, 2007. Refer to Note 11 for further information regarding the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Leasing transactions that are accounted for under SFAS No. 13 “Accounting for Leases” are excluded from SFAS No. 157. However, this exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. For non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually as well as for all financial assets and liabilities, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the financial position, results of operations or cash flows.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the adoption of SFAS 141(R), such release will affect the income tax provision in the period of release. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on the results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on the results of operations and financial condition.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Stock Incentive Plan for the year ended December 31, 2007 is as follows:

Available under the plan, less previously issued as of December 31, 2006	2,568,029
Nonvested stock issued January 26, 2007	(63,000)
Nonvested stock issued February 12, 2007	(46,000)
Nonvested stock issued March 30, 2007	(18,800)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	6,989
Nonvested shares forfeited in 2007	9,629
Stock options forfeited in 2007	79,819

Available for issuance, December 31, 2007	2,536,666

Stock Options

The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. All stock options expire ten years from the date of grant. There were no stock option grants in 2007 and 2006.

A summary of stock option activity during 2007, 2006, and 2005 is summarized below:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2004	526,410	$11.46
Granted	440,000	9.29
Exercised	(40,000)	9.05
Forfeited	(332,516)	10.75

Balance, December 31, 2005	593,894	$10.41
Exercised	(162,003)	10.12
Forfeited	(75,578)	10.18

Balance, December 31, 2006	356,313	$10.60
Exercised	(64,086)	9.69
Forfeited	(79,819)	11.36

Balance, December 31, 2007	212,408	$10.60

The amount of cash received from the exercise of stock options during 2007, 2006, and 2005 was $0.6 million, $1.7 million, and $0.4 million, respectively. The aggregate intrinsic value of stock options exercised during 2007, 2006, and 2005 was $0.2 million, $0.6 million, and $0.1 million, respectively.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options outstanding, exercisable (vested), and expected to vest at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Prices	Number	(in years)	Exercise Price	Number	(in Years)	Exercise Price

$7.83 to $9.39	94,828	7.4	$9.05	56,499	7.4	$9.05
$9.40 to $10.96	83,588	6.6	$10.48	81,088	6.6	$10.50
$10.97 to $15.66	33,992	5.7	$15.21	33,992	5.7	$15.21

	212,408	6.8	$10.60	171,579	6.6	$10.95

Expected to vest	201,503	6.8	$10.68

($ in thousands)

Aggregate intrinsic value of stock options outstanding	$141

Aggregate intrinsic value of stock options expected to vest	$117

Aggregate intrinsic value of stock options exercisable	$53

No stock options were granted in 2007 and 2006. The fair value of each stock option granted during 2005 was estimated on the date the grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Expected life of option	10 years
Risk free interest rate	4.56%
Expected volatility	22.80%
Expected dividend yield	—

The expected life represented the period of time that options were expected to be outstanding and was derived by analyzing historical exercise behavior since the Company’s emergence from bankruptcy. The risk free interest rate was based on the U.S. Treasury yield curve at the date of the grant for the period matching the expected life. The expected volatility was based primarily on the historical volatility of the Company’s stock since emergence.

The fair values of options granted (net of forfeitures) during 2005 were as follows:

Weighted average fair value of options granted	$4.21
Total number of options granted	440,000
Total fair value of all options granted	$1,852,400

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity during 2007 is summarized below:

		Weighted Average
	Restricted Stock	Grant Date Fair Value

Balance, December 31, 2005	—	—
Granted	12,413	$12.88
Withheld to satisfy tax obligations	(4,719)	12.88

Balance, December 31, 2006	7,694	$12.88
Expiration of restrictions	(7,694)	12.88

Balance, December 31, 2007	—	$—

The total fair value of restricted stock that vested during 2006 was $0.2 million.

Nonvested Stock

On January 26, 2007, the Company granted 63,000 shares of nonvested stock awards to certain employees. The shares vest in three equal annual installments. The shares were valued at $12.84, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.

On February 12, 2007, the Company granted 46,000 shares of nonvested stock awards to all non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2008. The shares were valued at $12.95, the closing price of the Company’s common stock on the date of the grant. Two members of the Board of Directors did not stand for reelection at the April 2007 annual meeting of stockholders, one member resigned in August 2007 and another member resigned in December 2007. The Board elected to accelerate the vesting of the shares for all four of these directors. Therefore, the aggregate value of their grants, $0.3 million, was fully expensed during 2007. The aggregate value of the remaining grant is being recorded as compensation expense over the vesting period.

On March 30, 2007, the Company granted 18,800 shares of nonvested stock awards to certain employees. The shares vest in three equal annual installments commencing on March 30, 2008. The shares were valued at $13.36, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.

In August 2007, the Company initiated a restructuring plan which included the elimination of several positions (refer to Note 15 for additional information). Two of the affected employees had employment agreements requiring that all nonvested stock awards be accelerated upon termination of employment. As a result, the Company recorded $0.1 million in accelerated stock compensation expense, which is included in restructuring in the Company’s consolidated statement of operations.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity during 2007, 2006, and 2005 is summarized below:

		Weight Average
	Nonvested Stock	Grant Date Fair Value

Balance, December 31, 2004	$44,445	$9.00
Vested	(44,444)	9.00
Stock lost due to reverse stock split	(1)	9.00
Granted	75,000	10.44

Balance, December 31, 2005	75,000	$10.44
Granted	45,884	12.63
Forfeited	(777)	12.88
Vested	(37,500)	10.44

Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(9,629)	13.32
Vested	(85,587)	11.72

Balance, December 31, 2007	115,191	$12.89

The total fair value of nonvested stock awards that vested during 2007, 2006, and 2005, was $1.2 million, $0.5 million, and $0.5 million, respectively.

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of December 31, 2007 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)

Stock Options	$113	0.45
Nonvested Stock	975	1.96

Total	$1,088	1.98

Compensation expense for the years ended December 31, 2007 and 2006 is as follows:

	Twelve Months Ended December 31, 2007		Twelve Months Ended December 31, 2006
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
		(Unaudited in thousands)

Stock Options	$174	$68	$908	$352
Nonvested Stock	1,213	471	498	193
Restricted Stock	—	—	160	62

Total	$1,387	$539	$1,566	$607

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

Dispositions

During 2005, the Company sold eight hotels for an aggregate sales price of $36.4 million, $29.2 million of which was used to paydown debt. A list of the properties sold in 2005 is summarized below:

•	On January 20, 2005, the Company sold the Four Points Hotel, a 189 room hotel, located in Niagara Falls, NY.

•	On February 17, 2005, the Company sold the Holiday Inn Hotel, a 147 room hotel, located in Morgantown, WV.

•	On March 31, 2005, the Company sold the Holiday Inn Hotel, a 177 room hotel, located in Pittsburgh, PA.

•	On June 1, 2005, the Company sold the Holiday Inn Hotel, a 210 room hotel, located in Austin, TX.

•	On July 7, 2005, the Company sold the Holiday Inn Hotel, a 390 room hotel, located in St. Louis, MO.

•	On July 15, 2005, the Company sold the Holiday Inn Select Hotel, a 397 room hotel located in Niagara Falls, NY.

•	On September 15, 2005, the Company sold the Holiday Inn Express Hotel, a 141 room hotel, located in Gadsden, AL.

•	On September 16, 2005, the Company sold the Holiday Inn Hotel, a 422 room hotel, located in Rolling Meadows, IL.

The Company realized gains of approximately $6.9 million in 2005 from the sale of these assets.

During 2006, the Company sold six hotels and one land parcel for an aggregate sales price of $27.1 million, $5.0 million of which was used to paydown debt. A list of the properties sold in 2006 is summarized below:

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

During 2007, the Company sold 23 hotels for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. A list of the properties sold in 2007 is summarized below:

•	On January 15, 2007, the Company sold the University Plaza, a 186 room hotel located in Bloomington, IN.

•	On March 9, 2007, the Company sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On June 13, 2007, the Company sold the following 16 hotels:

•	Holiday Inn, a 202 room hotel located in Sheffield, AL

•	Clarion Hotel, a 393 room hotel located in Louisville, KY

•	Crowne Plaza Hotel, a 275 room hotel located in Cedar Rapids, IA

•	Augusta West Inn Hotel, a 117 room hotel located in Augusta, GA

•	Holiday Inn Hotel, a 201 room hotel located in Greentree, PA

•	Holiday Inn Hotel, a 189 room hotel located in Lancaster East, PA

•	Holiday Inn Hotel, a 244 room hotel located in Lansing, MI

•	Holiday Inn Hotel, a 152 room hotel located in Pensacola, FL

•	Holiday Inn Hotel, a 228 room hotel located in Winter Haven, FL

•	Holiday Inn Hotel, a 100 room hotel located in York, PA

•	Holiday Inn Express Hotel, a 112 room hotel located in Dothan, AL

•	Holiday Inn Express Hotel, a 122 room hotel located in Pensacola, FL

•	Park Inn Hotel, a 126 room hotel located in Brunswick, GA

•	Quality Inn Hotel, a 102 room hotel located in Dothan, AL

•	Ramada Plaza Hotel, a 297 room hotel located in Macon, GA

•	Ramada Inn Hotel, a 197 room hotel located in North Charleston, SC

•	On July 12, 2007, the Company sold the Holiday Inn Hotel, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, the Company sold the Holiday Inn Hotel, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, the Company sold the Holiday Inn Hotel, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, the Company sold the Holiday Inn Hotel, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, the Company sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.

The Company realized gains of approximately $4.0 million in 2007 from the sale of these assets.

Assets Held for Sale and Discontinued Operations

In accordance with SFAS No. 144, the Company has included the results of hotel assets sold during 2007, 2006 and 2005 as well as the hotel assets held for sale at December 31, 2007, December 31, 2006 and December 31, 2005, including any related impairment charges, in discontinued operations in the Consolidated Statements of Operations. The assets held for sale at December 31, 2007 and December 31, 2006 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.

The Company recorded impairment on assets held for sale in 2007, 2006 and 2005. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company engages real estate

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

brokers to assist in determining the estimated selling prices. The estimated selling costs are based on its experience with similar asset sales. The Company records impairment charges and writes down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2007, the Company recorded impairment charges totaling $4.7 million on 5 hotels as follows (amounts below are rounded individually):

•	$1.8 million on the Holiday Inn Frederick, MD to reflect the estimated selling price;

•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price, and to reflect the final disposition of the hotel;

•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the estimated selling price, and to reflect the final disposition of the hotel;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price, and to reflect the final disposition of the hotel;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel.

In 2006, the Company recorded impairment charges totaling $23.1 million on 16 hotels as follows (amounts below are rounded individually):

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less costs to sell, the write-off of capital improvements for franchisor compliance that did not add incremental value and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell; and

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel.

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

Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable and other accrued liabilities. At December 31, 2007, the held for sale portfolio consisted of the following 2 hotels:

•	Holiday Inn Frederick, MD; and

•	Holiday Inn St Paul, MN

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary balance sheet information for assets held for sale is as follows:

	December 31, 2007	December 31, 2006
	($ in thousands)

Property and equipment, net	$7,781	$83,462
Other assets	228	5,975

Assets held for sale	$8,009	$89,437

Other liabilities	$961	$10,630
Long-term debt	—	57,721

Liabilities related to assets held for sale	$961	$68,351

Summary statement of operations information for discontinued operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
	($ in thousands)

Total revenues	$40,071	$89,986	$117,465
Total operating expenses (excluding impairment)	(33,826)	(82,982)	(104,891)
Impairment of long-lived assets	(4,714)	(23,122)	(11,062)
Interest income and other	1	11	308
Interest expense	(1,669)	(5,856)	(7,444)
Business interruption proceeds	—	754	—
Gain on asset disposition	3,956	2,961	6,872
(Loss) gain on extinguishment of debt, net	(1,747)	10,231	—
(Provision) benefit for income taxes	(592)	3,108	313
Minority interest in (income)	—	—	(96)

Income (loss) from discontinued operations	$1,480	$(4,909)	$1,465

In addition to the assets held for sale listed above, the results of operations related to all of the hotels that were sold in 2005, 2006, and 2007 were included in the statements of operations for discontinued operations.

Discontinued operations were not segregated in the Consolidated Statements of Cash Flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Balance Sheets and related Consolidated Statements of Operations.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

At December 31, 2007 and December 31, 2006, accounts receivable, net of allowances consisted of the following:

	December 31, 2007	December 31, 2006
	($ in thousands)

Trade accounts receivable	$8,144	$7,362
Allowance for doubtful accounts	(323)	(277)
Other receivables	973	319

	$8,794	$7,404

5.	Prepaid Expenses and Other Current Assets

At December 31, 2007 and December 31, 2006, prepaid expenses and other current assets consisted of the following:

	December 31, 2007	December 31, 2006
	($ in thousands)

Deposits for property taxes	$4,954	$6,956
Prepaid insurance	3,358	5,379
Lender-required insurance deposits	4,686	5,750
Deposits and other prepaid expenses	5,188	4,365

	$18,186	$22,450

6.	Property and Equipment, net

At December 31, 2007 and December 31, 2006, property and equipment, net consisted of the following:

	Useful Lives	December 31,	December 31,
	(years)	2007	2006
		($ in thousands)

Land	—	$52,656	$52,119
Buildings and improvements	10 — 40	407,652	394,314
Property and equipment	3 — 10	145,101	125,018
China, glass and silverware		2,239	1,656

		607,648	573,107
Less accumulated depreciation		(116,266)	(86,651)
Construction in progress		8,604	566

		$499,986	$487,022

During 2007, the Company recorded $6.8 million of impairment losses related to assets held for use. Of this amount, $1.6 million represented the write-off of assets that were replaced and had remaining book value. The remaining $5.2 million represented the write-down of three of our held for use hotels to their estimated fair values. These three hotels were part of the nine hotels that management identified for sale in December 2007. Since the assets did not meet the held for sale criteria of SFAS No. 144 until January 2008, the assets were classified as held for use as of December 31, 2007 and the related impairment charges were classified in continuing operations. During 2006, the Company recorded $0.8 million of impairment losses to write-off assets that were replaced in 2006 and had remaining book value. During 2005, the Company recorded $1.2 million of impairment losses, of which

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million represented a reduction in the carrying value of the Fairfield Inn Merrimack, NH to its estimated fair value. The remaining $0.2 million related to the write-off of assets that were replaced in 2005.

7.	Other Assets

At December 31, 2007 and December 31, 2006, other assets consisted of the following:

	December 31,	December 31,
	2007	2006
	($ in thousands)

Deferred financing costs	$2,879	$3,167
Deferred franchise fees	1,255	1,430
Utility and other deposits	248	555
Linen inventory	705	672

	$5,087	$5,824

Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.

Based on the balances at December 31, 2007, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2008	2009	2010	2011	2012	After 2012
				($ in thousands)

Deferred financing costs	$2,879	$1,558	$1,002	$310	$9	$—	$—
Deferred franchise fees	1,255	132	122	116	112	103	670

	$4,134	$1,690	$1,124	$426	$121	$103	$670

8.	Other Accrued Liabilities

At December 31, 2007 and December 31, 2006, other accrued liabilities consisted of the following:

	December 31, 2007	December 31, 2006
	($ in thousands)

Salaries and related costs	$5,780	$5,584
Self-insurance loss accruals	12,193	11,502
Property and sales taxes	5,662	5,715
Professional fees	818	727
Accrued franchise fees	1,083	1,024
Accrued interest	1,864	2,089
Other	936	1,083

	$28,336	$27,724

9.	Long-Term Liabilities

As of December 31, 2007, 38 of the Company’s 46 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 53% of the long-term debt bears interest at fixed rates and approximately 47% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain financial covenants, including leverage and coverage ratios. As of December 31, 2007, the Company was in compliance with all of its debt covenants.

Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2007			December 31, 2006
	Number	Property and	Long-Term	Long-Term	Interest Rates at December 31,
	of Hotels	Equipment, Net	Liabilities	Liabilities	2007
	($ in thousands)

Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Floating	—	$—	$—	$58,118
Merrill Lynch Mortgage Lending, Inc. — Fixed	20	239,371	153,940	239,383	6.58%
Goldman Sachs	10	120,103	130,000	—	LIBOR plus 1.50%; capped at 8.50%
Computer Share Trust Company of Canada	—	—	—	7,551
Lehman Brothers Holdings, Inc.	—	—	—	15,194
Wachovia	4	36,493	35,425	36,081	$9,666 at 6.03%; $3,053 at 5.78%; 22,706 at 6.04%
					$18,765 at LIBOR plus 2.90%, capped at 8.4%; $21,276 at
IXIS	4	36,645	40,041	40,501	LIBOR plus 2.95%, capped at 8.45%

Total	38	432,612	359,406	396,828	6.74%(1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	633	1,263
Other	—	—	781	1,038

	—	—	1,414	2,301

Property and equipment — unencumbered	8	75,155	—	—

	46	507,767	360,820	399,129
Held for sale	(2)	(7,781)	—	(60,271)

Total December 31, 2007(2)	44	$499,986	$360,820	$338,858

(1)	The rate represents the annual effective weighted average cost of debt at December 31, 2007.

(2)	Debt obligations at December 31, 2007 include the current portion.

The fair value of the fixed rate mortgage debt (book value of $189.4 million) at December 31, 2007 is estimated at $191.3 million.

Mortgage Debt

On June 25, 2004, the Company entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch”). The four loans, each of which has a five-year term and bears a fixed interest rate of 6.58%, totaled $260 million at inception. Except for certain defeasance provisions, the Company may not prepay the loans

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except during the 60 days prior to maturity. One of the loans was defeased in 2007, as discussed below. The remaining three loans are currently secured by 20 hotels. The loans are not cross-collateralized. Each loan is non-recourse; however, the Company has agreed to indemnify Merrill Lynch in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian.

On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2007, the Company exercised the first of three one-year extension options. The Company contemporaneously entered into a 12-month interest rate cap agreement, which effectively caps the interest rate at 8.4%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a $17.4 million loan agreement with Wachovia Bank, National Association (“Wachovia”), which is secured by the Crowne Plaza Worcester, MA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, the Company entered into a $6.1 million loan agreement with Wachovia, which is secured by the Holiday Inn Palm Desert located in Palm Desert, CA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement

On March 1, 2006, the Company entered into a $21.5 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The IXIS loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 295 basis points above LIBOR. Contemporaneously with the closing of the loan, the Company purchased an interest rate cap agreement that effectively caps the interest rate for the first two years of the loan agreement at 8.45%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The Company exercised the first one-year extension option and extended the term of the related interest rate cap agreement.

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

In April 2007, the Company entered into a $130 million loan agreement (the “Goldman Loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The Goldman Loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. The loan can be repaid at any time, subject to a prepayment penalty of 0.5% of the outstanding balance prior to April 12, 2008. There is no prepayment penalty after the first anniversary of the loan.

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2007, the Company defeased the entire $67.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by 9 hotels (6 hotels were classified as held for use, while 3 hotels were classified as held for sale). The Company purchased $71.1 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the nine hotels that had served as collateral for the loan. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations of the defeased debt. The Company has no further obligation with regard to the defeased loan. Accordingly, the defeased loan is no longer reflected on the Company’s balance sheet. As a result of the defeasance, the Company recorded $3.8 million as a Loss on Debt Extinguishment in the statement of operations. Of this amount, $3.3 million was recorded in continuing operations, and $0.5 million was recorded in discontinued operations.

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

In November 2007, the Company repaid one loan totaling $8.6 million, which was secured by one hotel. The loan had reached the scheduled Optional Prepayment Date.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Company defeased $5.4 million of the $51.7 million balance of one of the Company’s mortgage loans, which was secured by eight hotels. The Company purchased $5.7 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale prior to defeasance and has not yet been sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.

Interest Rate Cap Agreements

As noted above, the Company entered into three agreements to manage its exposure to fluctuations in the interest rate on its variable rate debt. The notional amounts of the interest rate caps and their termination dates match the principal amounts on the date of the interest rate cap agreements and maturity dates on these loans. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging requirements of SFAS No. 133.

The aggregate fair value of the interest rate caps as of December 31, 2007 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

Future Loan Repayment Projections

Future scheduled principal payments on these long-term liabilities as of December 31, 2007 are as follows:

	Debt
	Obligations
	December 31,	Maturities
	2007	2008	2009	2010	2011	2012	Thereafter
	($ in thousands)

Mortgage Debt :
Merrill Lynch Mortgage Lending, Inc. — Fixed	$153,940	$3,099	$150,841	$—	$—	$—	$—
Goldman Sachs	130,000	—	130,000	—	—	—	—
Wachovia	35,425	691	740	3,633	30,361	—	—
IXIS	40,041	534	39,507	—	—	—	—

Total — Mortgage Debt	359,406	4,324	321,088	3,633	30,361	—	—
Other Long-term Liabilities :
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	633	601	32	—	—	—	—
Other Long-term Liabilities	781	167	166	124	91	42	191

	1,414	768	198	124	91	42	191

Total Debt Obligations	360,820	5,092	321,286	3,757	30,452	42	191
Less: Debt Obligations — Discontinued Operations	—	—	—	—	—	—	—

Total Debt Obligations — Continued Operations	$360,820	$5,092	$321,286	$3,757	$30,452	$42	$191

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

Treasury Stock

On July 15, 2004, July 15, 2005 and September 8, 2005, a total of 66,666 restricted stock units previously issued to the Company’s former chief executive officer, Thomas Parrington, vested in three equal installments of 22,222 shares. Pursuant to the restricted unit award agreement with the Company, Mr. Parrington elected to have the Company withhold 21,633 shares to satisfy the employment tax withholding requirements associated with the vested shares. The shares withheld were deemed repurchased by the Company and thus were added to treasury stock in the Company’s Consolidated Balance Sheet. The aggregate cost of these shares was approximately $0.2 million.

On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were added to Treasury Stock during 2006. The aggregate cost of these shares was approximately $61,000.

During 2007, 85,587 shares of nonvested stock awards vested, of which 6,989 were withheld to satisfy tax obligations and were added to Treasury Stock. The aggregate cost of these shares was approximately $86,000.

In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. Under this program, the Company repurchased 225,267 shares at an aggregate cost of $2.8 million during 2006. During 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million.

In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which expires on August 22, 2009. Under this program, the Company repurchased 1,304,645 shares at an aggregate cost of $15.2 million as of December 31, 2007.

The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.

Class A and Class B Warrants

Pursuant to the Joint Plan of Reorganization confirmed by the Bankruptcy Court in November 2002 the Company issued Class A and B warrants.

The Class A warrants initially provided for the purchase of an aggregate of 503,546 shares of the common stock at an exercise price of $54.87 per share (after adjusting for the April 2004 reverse stock split) and expired on November 25, 2007.

The Class B warrants initially provide for the purchase of an aggregate of 343,122 shares of the common stock at an exercise price of $76.32 per share (after adjusting for the April 2004 reverse stock split) and expire on November 25, 2009.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Provision for income taxes for the Company is as follows:

	2007			2006
	Current	Deferred	Total	Current	Deferred	Total
			($ in thousands)

Federal	$—	$—	$—	$264	$6,839	$7,103
State and Local	837	—	837	268	966	1,234
Foreign	136	—	136	196	—	196

	$973	$—	$973	$728	$7,805	$8,533
Less: discontinued operations	592	—	592	—	(3,108)	(3,108)

	$381	$—	$381	$728	$10,913	$11,641

The components of the cumulative effect of temporary differences in the deferred income tax asset (liability) balances at December 31, 2007 and December 31, 2006 are as follows:

	2007			2006
	Total	Current	Non-Current	Total	Current	Non-Current
			($ in thousands)

Property and equipment	$(33,958)	$—	$(33,958)	$(11,143)	$—	$(11,143)
Net operating loss carryforwards (“NOLs”)	84,540	—	84,540	123,722	—	123,722
Loan costs	—	—	—	573	—	573
Legal and workers’ compensation reserves	4,414	4,414	—	3,760	3,760	—
AMT and FICA credit carryforwards	2,360	—	2,360	2,624	—	2,624
Other operating accruals	1,604	1,604	—	2,289	2,289	—
Other	284	—	284	(407)	—	(407)

Total	$59,244	$6,018	$53,226	$121,418	$6,049	$115,369
Less valuation allowance	(59,244)	(6,018)	(53,226)	(121,418)	(6,049)	(115,369)

	$—	$—	$—	$—	$—	$—

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	2007	2006
	($ in thousands)

Federal income tax benefit at statutory federal rate	$(2,489)	$(2,259)
State income tax (benefit) charge, net	485	(319)
Non-deductible items	324	(203)
Foreign	136	196
Change in valuation allowance	2,517	11,118

	$973	$8,533
Less discontinued operations	592	(3,108)

Provision for income taxes	$381	$11,641

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the Company had established a valuation allowance of $59.2 million and $121.4 million, respectively, to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized, and therefore, provided a valuation allowance to fully reserve against these amounts. Of the $59.2 million, the 2007 deferred tax asset was decreased by $62.2 million with $63.3 million decrease relating to NOLs that have or will expire unused due to Section 382 limitations, $1.9 million related to prior year true- ups, partially offset by $3.0 million of additional deferred tax assets generated during the period. The balance of $59.2 million is primarily attributable to pre-emergence deferred tax assets if utilized and included in future tax expense, the reduction in the valuation allowance will be recorded to additional paid in capital in future periods.

The deferred tax asset in 2006 was increased by $3.2 million, with $0.4 million related to prior year true-ups, $(7.9) million relating to the utilization of pre-emergence deferred tax assets credited to additional paid-in capital in accordance with SOP 90-7, and $10.7 million of additional deferred tax assets generated during the period. Approximately $97.3 million of the $121.4 million of deferred tax asset remaining at December 31, 2006 was attributable to pre-emergence NOLs.

At December 31, 2007, the Company had available net operating loss carry forwards (“NOLs”) of approximately $217.6 million for federal income tax purposes, which will expire in 2018 through 2027. NOLs of $7.5 million expired in the current period. In addition, the Company has excess tax benefits related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $0.8 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable. The Company has undergone several “ownership changes,” as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. As a result of the most recent Section 382 ownership change, the Company’s ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 and 2007 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss (“NUBIL”) of $150 million. As of December 31, 2007, $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million.

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

The Company was required to adopt the provisions of FIN 48 with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction that remains subject to examination is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2007	2006	2005
	($ in thousands, except share data)

Numerator:
(Loss) income from continuing operations	$(9,926)	$(10,267)	$10,836
Income (loss) from discontinued operations	1,480	(4,909)	1,465

Net (loss) income attributable to common stock	$(8,446)	$(15,176)	$12,301

Denominator:
Basic weighted average shares	24,292	24,617	24,576

Diluted weighted average shares	24,292	24,617	24,630

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.41)	$(0.42)	$0.44
Income (loss) from discontinued operations	0.06	(0.20)	0.06

Net (loss) income attributable to common stock	$(0.35)	$(0.62)	$0.50

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.41)	$(0.42)	$0.44
Income (loss) from discontinued operations	0.06	(0.20)	0.06

Net (loss) income attributable to common stock	$(0.35)	$(0.62)	$0.50

In accordance with Emerging Issues Task Force Topic No. D-62, income (loss) from continuing operations should be the basis for determining whether or not dilutive potential common shares should be included in the computation of diluted earnings per share. Since the Company reported a loss from continuing operations for the years ended December 31, 2007 and 2006, the common stock equivalents were excluded from the computation of diluted earnings per share.

As a result, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 212,408 shares of common stock), the shares associated with nonvested stock (115,191 shares), or Class B warrants (rights to acquire 343,122 shares of common stock) in the computation of diluted (loss) income per share for the year ended December 31, 2007 because their inclusion would have been antidilutive.

The computation of diluted income per share for the year ended December 31, 2006, as calculated above, did not include the shares associated with the assumed exercise of stock options (options to acquire 356,313 shares of common stock), the shares associated with nonvested stock (82,607 shares), or Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income (loss) per share for the year ended December 31, 2006 because their inclusion would have been antidilutive.

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

Franchise Agreements and Capital Expenditures

The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. In connection with the renewal of a franchise, the franchisor may require payment of a renewal fee, increase license, reservation and advertising fees, as well as substantial renovation of the facility. Costs incurred in connection with these agreements for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	($ in thousands)

Continuing operations	$19,761	$18,547	$15,578
Discontinued operations	2,875	6,996	8,066

	$22,636	$25,543	$23,644

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the franchisee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3-24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the franchise agreement, returning to good standing, or issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the default, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement.

As of March 1, 2008, the Company has been or expects to be notified that it is not in compliance with some of the terms of six of its franchise agreements and is in default with respect to the agreement for two hotels, summarized as follows:

•	Six hotels are in non-compliance or failure of the franchise agreements because of substandard guest satisfaction scores or failed operational reviews, but are being granted additional time to cure these low scores by the franchisors. If the Company does not achieve scores above the required thresholds by the designated dates, these hotels could be subject to subsequent default and termination notices on the franchise agreements. Two of these six hotels are held for sale as of March 1, 2008.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by June 30, 2008, the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor and is planning some additional capital improvements to improve guest satisfaction for which the franchisor is expected to extend the default cure period. This hotel is held for sale as of March 1, 2008.

•	One hotel is in default because of substandard guest satisfaction scores. However, the franchisor has granted a six-month extension, following the completion of major guest room renovations.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance, or default issues through enhanced service, increased cleanliness, and product improvements by the required cure date.

The Company believes that it will cure the non-compliance and defaults for continuing operations hotels which the franchisors have given notice before the applicable termination dates, but the Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $4.6 million for the capital improvements portion of the action plans) to cure the alleged defaults of noncompliance and default

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could adversely affect the Company.

Also, the loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The eight hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $300.8 million of mortgage debt as of March 1, 2008.

If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant expenses, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. In particular, the Company would be in default under the Merrill Lynch Mortgage fixed rate refinancing debt (“Fixed Rate Debt”) if the Company experiences any one of the following:

•	multiple franchise agreement defaults and the continuance thereof beyond all notice and grace periods for hotels whose allocated loan amounts total 10% or more of the outstanding principal amount of such Refinancing Debt;

•	either the termination of franchise agreements for more than one property or the termination of franchise agreements for hotels whose allocated loan amounts represent more than 5% of the outstanding principal amount of the fixed rate loan, and such hotels continue to operate for more than five consecutive days without being subject to replacement franchise agreements; or

•	a franchise termination for any hotel currently subject to a franchise agreement that remains without a franchise agreement for more than six months.

A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity.

To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend $40 to $46 million on its hotels in 2008, depending on the determined courses of action following our ongoing diligence and analysis. The Company spent $41.5 million on capital expenditures during 2007.

Letters of Credit

As of December 31, 2007, the Company had four irrevocable letters of credit totaling $5.4 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Consolidated Balance Sheets. The letters of credit serve as guarantee for self-insured losses and certain utility and liquor bonds and will expire in September 2008, October 2008, November 2008 and January 2009, but may be renewed beyond those dates.

Self-insurance

The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could cause a negative impact on its future financial condition and results of operations. As of December 31, 2007 and December 31, 2006, the Company had accrued $12.2 million and $11.5 million, respectively, for these liabilities.

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

Casualty gains (losses), net and business interruption insurance

In 2004, several hotels were damaged by the hurricanes that made landfall in the Southeastern United States. In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Cost region and two hotels in the New Orleans area were damaged. In October 2005, an underground water main ruptured underneath one hotel, causing flood damage in certain areas of the hotel and a limited amount of structural damage. And, in January 2006, one hotel suffered a fire. All of the hotels have since reopened, except the one that was damaged in January 2006 by a fire.

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

In 2007, the Company recorded casualty gains (losses), net of related expenses, of $1.9 million and business interruption proceeds of $0.6 million in continuing operations, all of which was collected prior to December 31, 2007. Also in 2007, the Company recorded casualty gains (losses), net of related expenses, of $2.7 million in discontinued operations, all of which was collected prior to December 31, 2007.

In 2006, the Company recorded casualty gains (losses), net of related expenses, of $2.9 million in continuing operations, all of which was collected prior to December 31, 2006. Additionally, the Company recorded business interruption proceeds of $3.9 million in continuing operations, of which $1.2 million was received in 2007. Also in 2006, the Company recorded casualty gains (losses), net of related expenses, of $0.2 million and business interruption proceeds of $0.8 million in discontinued operations, all of which was collected prior to December 31, 2006.

In 2005, the Company recorded casualty gains (losses), net of related expenses, of $28.5 million and business interruption proceeds of $9.6 million in continuing operations. The Company recorded casualty gains (losses), net of related expenses, of $2.3 million and no business interruption proceeds in discontinued operations in 2005.

At December 31, 2007, all casualty and business interruption proceeds were finalized, except for the hotel that was damaged in January 2006 by a fire.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain.

On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of March 1, 2008, sixteen lawsuits have been brought against the Company, including the one alleging wrongful death.

All pending litigation claims related to the fire are covered by the Company’s general liability insurance policies, subject to a self-insured retention of $250,000. However, the Company has responsibility to pay certain of its legal and other expenses associated with defending these claims.

Management believes that the Company has adequate insurance protection to cover all pending litigation matters, including the claims related to fire at the Marietta, GA property, and that the resolution of these claims will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating Leases

As of December 31, 2007, 8 held for use hotels are located on land subject to long-term leases. The corporate office is subject to an operating lease through 2011. Generally, these leases are for terms in excess of the depreciable lives of the buildings. The Company also has the right of first refusal on several leases if a third party offers to purchase the land. The Company pays fixed rents on some of these leases; on others, the Company has fixed rent plus additional rents based on a percentage of revenue or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes. Lease expense for the non-cancelable ground, parking and other leases for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	2007	2006	2005
	($ in thousands)

Continuing operations	$3,186	$2,974	$3,213
Discontinuing operations	222	539	557

Total operations	$3,408	$3,513	$3,770

At December 31, 2007, the future minimum commitments for non-cancelable ground and parking leases were as follows (amounts in thousands):

2008	3,446
2009	3,468
2010	3,495
2011	3,120
2012	2,994
2013 and thereafter	68,960

$85,483

14.	Employee Retirement Plans

The Company makes contributions to four multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts of which are not determinable at this time. The cost of pension contributions for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	2007	2006	2005
	($ in thousands)

Continuing operations	$142	$151	$178
Discontinued operations	13	—	—

	$155	$151	$178

The Company adopted a 401(k) plan for the benefit of its non-union employees under which participating employees may elect to contribute up to 25% of their eligible compensation subject to annual dollar limits established by the Internal Revenue Service. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(k) plan made by the Company for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	2007	2006	2005
	($ in thousands)

Continuing operations	$718	$563	$583
Discontinued operations	73	128	163

	$791	$691	$746

15.	Restructuring

In August 2007, the Company announced cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in the Company’s corporate and regional operations staff as well as reductions in the hotel staff at certain locations. As a result, the Company recorded restructuring costs totaling $1.2 million, representing severance and related costs. At December 31, 2007, all of the costs had been paid or otherwise settled. A reconciliation of the restructuring costs and the related liability is as follows (in thousands):

Beginning liability	1,258
Less adjustments	(26)

Restructuring costs	1,232
Less payments	(1,232)

Ending liability	—

16.	Subsequent Events

Stock Awards

On January 22, 2008, the Company granted 76,500 shares of nonvested stock awards to certain employees. The shares vest in two equal annual installments commencing on January 22, 2009. The shares were valued at $8.90, the closing price of the Company’s common stock on the date of the grant. The aggregate value of the grant is being recorded as compensation expense over the vesting period.

On February 12, 2008, the Company granted 24,000 shares of nonvested stock awards to non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2009. The shares were valued at $8.68, the closing price of the Company’s common stock on the date of the grant.

All of these shares were awarded pursuant to the Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. The aggregate value of these stock grants is being recorded as compensation expense over the vesting period.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

From January 1, through March 1, 2008, the Company repurchased 952,770 shares of common stock at an aggregate cost of $8.9 million, bringing the total number of shares repurchased under the August 2007 program to 2,257,415.

Other

Effective January 29, 2008, Edward J. Rohling resigned as President, Chief Executive Officer and Director and entered into a Separation and Release Agreement, which terminated the Amended and Restated Executive Employment Agreement. Under the Separation and Release Agreement, Mr. Rohling will receive approximately $1.1 million in severance pay (including a $0.2 million bonus, which was accrued in 2007), immediate vesting of all stock awards previously granted, and COBRA premium reimbursement through December 31, 2008. In addition, Mr. Rohling will remain eligible for enhanced benefits upon a Change in Control as defined in the Amended and Restated Executive Employment Agreement, if a Change in Control occurs on or before April 28, 2008.

Also on January 29, 2008, the Board of Directors of the Company appointed Peter T. Cyrus to serve as interim President and Chief Executive Officer. Mr. Cyrus has served as a member of the Company’s Board of Directors since his election in April 2007. The appointment of Mr. Cyrus as Interim President and Chief Executive Officer of the Company was not made pursuant to any arrangement or understanding between Mr. Cyrus and any other person. Mr. Cyrus is no longer a non-employee member of the Board of Directors.

In addition, on January 29, 2008, the Company’s Board of Directors elected W. Blair Allen to serve as a member of the Company’s Board of Directors, filling the vacancy that was created by the resignation of Mr. Rohling. Mr. Allen also has been appointed to serve as a member of the Company’s Executive Committee.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).
4.2	Class A Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.3	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated March 29, 2007 (Incorporated be reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12537), filed with the Commission on March 30, 2007).
10.2	Participation Form for Daniel E. Ellis under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).
10.3	Amended and Restated Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated April 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on April 26, 2007).
10.4	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.5	Separation and Release Agreement between Edward J. Rohling and Lodgian, Inc. dated January 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 4, 2008).
10.6	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).
10.7	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.8	Participation Form for James A. MacLennan under the Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.9	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (as amended through April 24, 2007 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).
10.10	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.11	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).

Exhibit
Number	Description

10.12	Amended and Restated Executive Employment Agreement between Mark D. Linch and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).
10.13	Separation Agreement and General Release between Mark D. Linch and Lodgian, Inc. dated September 11, 2007. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report for the period ended September 30, 2007 (File No. 1-14537), filed with the Commission on November 8, 2007).
10.14	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).
10.15	Lodgian, Inc. Executive Incentive Plan (Covering the calendar years 2006-2008). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 6, 2006).
10.16	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).
10.17	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).
21	Subsidiaries of Lodgian, Inc.**
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**
32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.