Form 10-Q
period 2008-03-31
LODGIAN INC
filed 2008-05-08
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common	21,975,877

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited in thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$29,844	$54,389
Cash, restricted	8,590	8,363
Accounts receivable (net of allowances: 2008 — $333; 2007 — $323)	10,465	8,794
Insurance receivable	2,387	2,254
Inventories	2,673	3,097
Prepaid expenses and other current assets	16,531	18,186
Assets held for sale	80,246	8,009

Total current assets	150,736	103,092

Property and equipment, net	435,524	499,986
Deposits for capital expenditures	15,889	16,565
Other assets	4,128	5,087

	$606,277	$624,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,022	$9,692
Other accrued liabilities	27,330	28,336
Advance deposits	2,091	1,683
Insurance advances	2,650	2,650
Current portion of long-term liabilities	4,159	5,092
Liabilities related to assets held for sale	50,236	961

Total current liabilities	95,488	48,414

Long-term liabilities	311,578	355,728

Total liabilities	407,066	404,142
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,062,835 and 25,008,621 issued at March 31, 2008 and December 31, 2007, respectively	251	250
Additional paid-in capital	330,051	329,694
Accumulated deficit	(100,780)	(93,262)
Accumulated other comprehensive income	3,433	4,115
Treasury stock, at cost, 3,119,056 and 1,709,878 shares at March 31, 2008 and December 31, 2007, respectively	(33,744)	(20,209)

Total stockholders’ equity	199,211	220,588

	$606,277	$624,730

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited in thousands,
	except per share data)

Revenues:
Rooms	$42,789	$41,540
Food and beverage	11,265	11,650
Other	1,952	1,600

Total revenues	56,006	54,790

Direct operating expenses:
Rooms	10,860	10,263
Food and beverage	8,254	8,259
Other	1,324	1,212

Total direct operating expenses	20,438	19,734

	35,568	35,056

Other operating expenses:
Other hotel operating costs	17,226	16,131
Property and other taxes, insurance, and leases	4,218	4,698
Corporate and other	5,371	5,664
Casualty gains, net	—	(1,867)
Depreciation and amortization	7,481	6,831
Impairment of long-lived assets	2,141	153

Total other operating expenses	36,437	31,610

Operating (loss) income	(869)	3,446

Other income (expenses):
Interest income and other	390	912
Interest expense	(4,958)	(5,154)

Loss before income taxes and minority interests	(5,437)	(796)
Minority interests (net of taxes, nil)	—	(365)
(Provision) benefit for income taxes — continuing operations	—	677

Loss from continuing operations	(5,437)	(484)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,846)	2,172
Provision for income taxes — discontinued operations	(235)	(1,845)

(Loss) income from discontinued operations	(2,081)	327

Net loss attributable to common stock	$(7,518)	$(157)

Basic and diluted net loss per share attributable to common stock	$(0.33)	$(0.01)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
	(Unaudited in thousands, except share data)

Balance, December 31, 2007	25,008,621	250	329,694	(93,262)	4,115	1,709,878	(20,209)	220,588
Amortization of unearned stock compensation	—	—	342	—	—	—	—	342
Issuance and vesting of restricted and nonvested shares	52,547	1	(1)	—	—	—	—	—
Exercise of stock options	1,667	—	17	—	—	—	—	17
Repurchases of treasury stock	—	—	—	—	—	1,409,178	(13,535)	(13,535)
Realization of pre-emergence deferred tax asset	—	—	—	—	—	—	—	—
Other	—	—	(1)	—	—	—	—	(1)
Comprehensive loss:				—
Net loss	—	—	—	(7,518)	—	—	—	(7,518)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(682)	—	—	(682)

Total comprehensive loss								(8,200)

Balance, March 31, 2008	25,062,835	251	330,051	(100,780)	3,433	3,119,056	(33,744)	199,211

Comprehensive loss for the three months ended March 31, 2007 was $ 0.1 million. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited in thousands)

Operating activities:
Net loss	$(7,518)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,481	7,802
Impairment of long-lived assets	2,464	1,730
Stock compensation expense	342	492
Casualty gain, net	—	(4,525)
Deferred income taxes	—	727
Minority interests	—	365
Gain on asset dispositions	—	(807)
Amortization of deferred financing costs	353	316
Other	—	(17)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,027)	(4,844)
Insurance receivable	—	1,230
Inventories	(107)	(67)
Prepaid expenses and other assets	202	(490)
Accounts payable	3,919	35
Other accrued liabilities	105	1,912
Advance deposits	837	1,065

Net cash provided by operating activities	5,051	4,767

Investing activities:
Capital improvements	(15,587)	(8,364)
Proceeds from sale of assets, net of related selling costs	—	5,480
Acquisition of minority partner’s interest	—	(2,862)
Withdrawals (deposits) for capital expenditures	676	(1,728)
Insurance (payments) receipts related to casualty claims, net	(133)	1,097
Net (increase) decrease in restricted cash	(227)	1,216
Other	—	53

Net cash used in investing activities	(15,271)	(5,108)

Financing activities:
Proceeds from exercise of stock options	17	2
Principal payments on long-term debt	(1,262)	(3,958)
Purchases of treasury stock	(13,043)	(1,937)
Payments of deferred financing costs	—	(252)
Other	(2)	(109)

Net cash used in financing activities	(14,290)	(6,254)

Effect of exchange rate changes on cash	(35)	11

Net decrease in cash and cash equivalents	(24,545)	(6,584)
Cash and cash equivalents at beginning of year	54,389	48,188

Cash and cash equivalents at end of year	$29,844	$41,604

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$5,612	$7,113
Interest capitalized	136	—
Income taxes, net of refunds	51	705
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	879	—
Purchases of property and equipment on account	3,657	3,141
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of the number of guest rooms, as reported by Hotel Business in the 2008 Green Book published in December 2007. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Four Points by Sheraton”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
As of March 31, 2008, the Company operated 46 hotels with an aggregate of 8,432 rooms, located in 24 states and Canada. Of the 46 hotels, 35 hotels, with an aggregate of 6,608 rooms, were held for use, while 11 hotels with an aggregate of 1,824 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 46 hotels consisted of:
•	45 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of March 31, 2008, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 25 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional 7 hotels under other nationally recognized brands.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, its wholly-owned subsidiaries and a joint venture in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of a joint venture when it manages and has control of the joint venture’s assets and operations. The joint venture in which the Company exercises control and is consolidated in the financial statements is Servico Centre Associates, Ltd. (which owns the Crowne Plaza West Palm Beach, Florida). This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 51% voting interest and exercises control.
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), except as discussed in Notes 9 and 10.
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and March 31, 2007 and cash flows for the three months ended March 31, 2008 and March 31, 2007. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
3. Stock-Based Compensation
The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees and consultants. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards, or other awards as determined by the Compensation Committee, including awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The following schedule summarizes the activity for the three months ended March 31, 2008:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2007	2,536,666
Nonvested stock issued January 22, 2008	(76,500)
Nonvested stock issued February 12, 2008	(24,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	9,184
Nonvested shares forfeited in 2008	3,000
Stock options forfeited in 2008	12,831

Available for issuance, March 31, 2008	2,461,181

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the three months ended March 31, 2008.
A summary of stock option activity during the three months ended March 31, 2008 is summarized below:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2007	212,408	$10.60
Exercised	(1,667)	9.93
Forfeited	(12,831)	9.98

Balance, March 31, 2008	197,910	$10.64

The amount of cash received from the exercise of stock options during the three months ended March 31, 2008 was approximately $17,000. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008 was approximately $2,000.
A summary of options outstanding and exercisable (vested), and expected to vest at March 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price

$7.83 to $9.39	84,663	7.1	$9.05	51,000	7.1	$9.05
$9.40 to $10.96	80,754	6.3	$10.47	78,254	6.3	$10.49
$10.97 to $15.66	32,493	5.4	$15.21	32,493	5.4	$15.21

	197,910	6.5	$10.64	161,747	6.4	$10.98

Expected to vest	188,251	6.5	$10.72

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$101

Aggregate intrinsic value of stock options expected to vest	$81

Aggregate intrinsic value of stock options exercisable	$27

Nonvested Stock
On January 22, 2008, the Company granted 76,500 shares of nonvested stock awards to certain employees. The shares vest in two equal annual installments commencing on January 22, 2009. The shares were valued at $8.90, the closing price of the Company’s common stock on the date of the grant.
On January 29, 2008, Edward J. Rohling, the Company’s President and Chief Executive Officer, resigned. Upon his resignation, Mr. Rohling’s nonvested stock awards immediately vested. As a result, the Company recorded $0.1 million in accelerated stock compensation expense.
On February 12, 2008, the Company granted 24,000 shares of nonvested stock awards to non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2009. The shares were valued at $8.68, the closing price of the Company’s common stock on the date of the grant.
A summary of nonvested stock activity during the three months ended March 31, 2008 is as follows:

		Weighted Average
		Grant Date
	Nonvested Stock	Fair Value
Balance, December 31, 2007	115,191	$12.89
Granted	100,500	8.85
Forfeited	(3,000)	10.39
Vested	(52,547)	12.87

Balance, March 31, 2008	160,144	$10.41

The aggregate fair value of nonvested stock awards that vested during the three months ended March 31, 2008 was $0.5 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of March 31, 2008 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)

Stock Options	$41	0.24
Nonvested Stock	1,517	1.89

Total	$1,558	1.84

Compensation expense for the three months ended March 31, 2008 and 2007 is summarized below:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$74	$29	$206	$80
Nonvested Stock	268	104	286	111

Total	$342	$133	$492	$191

4. Treasury Stock
During the three months ended March 31, 2008, 52,547 shares of nonvested stock awards vested, of which 9,184 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $82,000.
In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which expires on August 22, 2009. During the three months ended March 31, 2008, the Company repurchased 1.4 million shares at an aggregate cost of $13.5 million. In April 2008, the Company repurchased approximately 128,000 shares at an aggregate cost of $1.4 million, fulfilling the remaining authority under the program.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at March 31, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $0.3 million recorded during the three months ended March 31, 2008 related to the Hilton Northfield, MI to reflect the estimated selling price, net of selling costs.

The impairment of long-lived assets held for sale of $1.6 million recorded during the three months ended March 31, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflected the lowered estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million to record the disposal of replaced assets at various hotels.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At December 31, 2007, the held for sale portfolio consisted of two hotels. During the three months ended March 31, 2008, the Company reclassified an additional 9 hotels as held for sale. At March 31, 2008, the held for sale portfolio consisted of the following 11 hotels:
•	Crowne Plaza Worcester, MA

•	French Quarter Suites Memphis, TN

•	Hilton Northfield, MI

•	former Holiday Inn St. Paul, MN (now closed)

•	Holiday Inn Cromwell Bridge, MD

•	Holiday Inn East Hartford, CT

•	Holiday Inn Frederick, MD

•	Holiday Inn Frisco, CO

•	Holiday Inn Glen Burnie, MD

•	Holiday Inn Phoenix, AZ

•	Holiday Inn Select Windsor, Ontario, Canada
Summary balance sheet information for assets held for sale is as follows:

	March 31, 2008	December 31, 2007
	(Unaudited in thousands)

Property and equipment, net	$76,451	$7,781
Other assets	3,795	228

Assets held for sale	$80,246	$8,009

Other liabilities	$7,300	$961
Long-term debt	42,936	—

Liabilities related to assets held for sale	$50,236	$961

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited in thousands)

Total revenues	11,553	29,391
Total expenses	(12,396)	(26,865)
Impairment of long-lived assets	(323)	(1,577)
Interest income and other	9	14
Interest expense	(689)	(2,256)
Casualty gains, net	—	2,658
Gain on asset disposition	—	807
Provision for income taxes	(235)	(1,845)

(Loss) income from discontinued operations	$(2,081)	$327

In addition to the assets held for sale listed above, the hotels that were sold prior to 2008 were included in the statement of operations for discontinued operations for 2007.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited in thousands,
	except per share data)

Numerator:
Loss from continuing operations	$(5,437)	$(484)
(Loss) income from discontinued operations	(2,081)	327

Net loss attributable to common stock	$(7,518)	$(157)

Denominator:
Basic and diluted weighted average shares	22,644	24,497

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.24)	$(0.02)
(Loss) income from discontinued operations	(0.09)	0.01

Net loss attributable to common stock	$(0.33)	$(0.01)

For the three months ended March 31, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 197,910 shares of common stock), the assumed conversion of 160,144 shares of nonvested stock, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the three months ended March 31, 2007, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 343,064 shares of common stock), the assumed conversion of 197,061 shares of nonvested stock and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of March 31, 2008, 38 of the 46 hotels were pledged as collateral for mortgage debt. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 53% of the mortgage debt bears interest at fixed rates and approximately 47% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of March 31, 2008, the Company was in compliance with all of its financial debt covenants. A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

	March 31, 2008			December 31, 2007
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at March 31, 2008
Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Fixed	20	$246,214	$153,171	$153,940	6.58%
Goldman Sachs	10	119,113	130,000	130,000	LIBOR plus 1.50%; capped at 8.50%
Wachovia	4	36,440	35,254	35,425	$9,620 at 6.03%; $3,037 at 5.78%; $22,597 at 6.04%
					$18,706 at LIBOR plus 2.90%, capped at 8.4%;
IXIS	4	36,333	39,907	40,041	$21,201 at LIBOR plus 2.95%, capped at 8.45%

Total	38	438,100	358,332	359,406	5.63%(1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	475	633
Other	—	—	750	781

	—	—	1,225	1,414

Property, plant and equipment — unencumbered	8	73,875	—	—

	46	511,975	359,557	360,820
Held for sale	(11)	(76,451)	(43,820)	—

Total (2)	35	$435,524	$315,737	$360,820

(1)	The rate represents the annual effective weighted average cost of debt at March 31, 2008.

(2)	Long-term debt obligations at March 31, 2008 and December 31, 2007 include the current portion.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 41% of total reservations during the three months ended March 31, 2008.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited in thousands)
Continuing operations	$3,982	$3,829
Discontinued operations	852	2,071

	$4,834	$5,900

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of three of the franchise agreements for the held for use hotels are scheduled to expire in each of 2008, 2009, and 2010, respectively. Seven franchise agreements for the held for sale hotels are scheduled to expire in 2008. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of May 1, 2008, the Company has been or expects to be notified that it is not in compliance with some of the terms of five franchise agreements and is in default with respect to the franchise agreements for three hotels, as summarized below:
•	Five hotels are in non-compliance of the franchise agreement based on substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, these hotels could be subject to default and termination based on the terms of the franchise agreements. Two of these hotels are held for sale.

•	Two hotels are in default of the franchise agreements because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, these hotels could be subject to termination of the franchise agreements. The franchisor granted a six-month extension with regard to one of these hotels, following the completion of major guest room renovations.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by June 30, 2008, the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor and is planning some additional capital improvements to improve guest satisfaction for which the franchisor is expected to extend the default cure period. This hotel is held for sale.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service, increased cleanliness, and product improvements by the required cure dates.
The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, except for one held for sale hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $4.6 million for the capital improvements portion of the action plans, of which $4.0 million has been spent) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect the Company and its financial condition and results of operations.
Letters of Credit
As of March 31, 2008, the Company had four irrevocable letters of credit totaling $5.4 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantee for self-insured losses and certain utility and liquor bonds and will expire in September 2008, October 2008, November 2008 and January 2009, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At March 31, 2008 and December 31, 2007, the Company had accrued $12.5 million and $12.2 million, respectively, for these liabilities.
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
No casualty claims or business interruption proceeds were recorded during the three months ended March 31, 2008. At March 31, 2008, the casualty and business interruption claims were not finalized for the hotel that was damaged by a fire.
Litigation
On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of May 1, 2008, sixteen lawsuits have been brought against the Company, including one alleging wrongful death.
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
9. Income Taxes
For the year ended December 31, 2007, the Company has an estimated taxable loss of $48.0 million. Because the Company has net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties no federal income taxes or alternative minimum taxes are anticipated for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $373.2 million were available for federal income tax purposes of which $217.6 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007, $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million.
In 2008, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitation.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset the Company’s net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At March 31, 2008, net operating loss carryforwards of $217.6 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
The Company was required to adopt the provisions of FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 and 2007 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2008. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations as described in Note 10. The Company has $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of the $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such release will affect the income tax provision in the period of release.
10. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 was effective in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. Since the Company’s existing fair value measurements are consistent with the provisions of SFAS No. 157, and are not significant, the partial adoption did not have a material impact on the Company’s financial statements. The Company has not applied the provisions of SFAS No. 157 to non-financial assets, such as property and equipment, which are measured at fair value for impairment assessment. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for its financial assets and financial liabilities.
In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its results of operations and financial condition.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the additional disclosures required by SFAS No. 161.
11. Subsequent Events
On April 14, 2008, the Company finalized the casualty and business interruption claims for the Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. The Company expects to receive proceeds totaling $6.1 million, of which $0.7 million relates to business interruption and $5.4 million relates to casualty claims. As a result of the settlement, the Company expects to recognize business interruption insurance proceeds of $0.7 million and a net casualty gain of approximately $5.5 to $5.7 million, after deducting related costs. The Company is currently in discussions with its lender to determine the amount of the insurance proceeds that will be applied toward the outstanding mortgage balance of the loan which is partially secured by this hotel.
On April 17, 2008, the Company sold the Holiday Inn Frederick, MD for a gross sales price of $5.0 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
On April 26, 2008, the Board of Directors of the Company approved the repurchase of an additional $10 million of common stock over a period ending no later than April 15, 2009.
On May 8, 2008, the Company reclassified the Holiday Inn Marietta, GA to held for sale in accordance with SFAS No. 144.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2007.
Executive Overview
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms, as reported by Hotel Business in the 2008 Green Book issue published in December 2007. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Four Points by Sheraton”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
As of March 31, 2008, we operated 46 hotels with an aggregate of 8,432 rooms, located in 24 states and Canada. Of the 46 hotels, 35 hotels, with an aggregate of 6,608 rooms, were held for use, while 11 hotels with an aggregate of 1,824 rooms, were held for sale. We consolidated all of these hotels in our financial statements. Two of the 46 hotels are currently closed (one hotel is held for use and one hotel is held for sale).
Our portfolio of 46 hotels consisted of:
•	45 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of March 31, 2008, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 25 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional 7 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	First quarter revenues increased $1.2 million or 2.2%. Rooms revenues increased $1.2 million, or 3.0%, as occupancy rose 2.6%. Our RevPAR index grew 2.3% to 97.9%, excluding the hotel that closed in 2006 due to a fire. Our RevPAR index for the first quarter of 2008 was 99.1% for the 29 hotels that were open and not under renovation in both periods, a growth rate of 3.7%.

•	Direct operating contribution increased $0.5 million, or 1.5%, as higher revenue was partly offset by an increase in costs associated with our self-insured medical and dental insurance programs and higher food costs.

•	First quarter operating income decreased $4.3 million as the growth in direct operating contribution was more than offset by the following:
•	In the first quarter of 2007, we benefited from casualty gains of $1.9 million related to the settlement of a property damage claim. We had no casualty claims in the first quarter of 2008.

•	In the first quarter of 2008, we incurred impairment charges of $2.1 million related to the write-off of replaced assets driven largely by certain renovation projects. Impairment charges in the first quarter of 2007 totaled $0.2 million.
Overview of Discontinued Operations
The condensed consolidated statements of operations for discontinued operations for the three months ended March 31, 2008 and 2007 include the results of operations for the eleven hotels classified as held for sale at March 31, 2008, as well as all properties that have been sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
The assets held for sale at March 31, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2008 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2008, we recorded impairment charges of $0.3 million on assets held for sale.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred.
Income Statement Overview
The discussion below relates to our 35 continuing operations hotels (including the Holiday Inn Marietta, GA, which is closed following a fire), for the three months ended March 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended March 31, 2008 and 2007.
Revenues — Continuing Operations

	Three Months Ended March 31,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$42,789	$41,540	$1,249	3.0%
Food and beverage	11,265	11,650	(385)	(3.3%)
Other	1,952	1,600	352	22.0%

Total revenues	$56,006	$54,790	$1,216	2.2%

Occupancy	67.0%	65.3%		2.6%
ADR	$109.33	$110.21	$(0.88)	(0.8%)
RevPar	$73.30	$71.96	$1.34	1.9%
Revenues for the first quarter of 2008 increased $1.2 million or 2.2% as room revenues increased 3.0%, food & beverage revenues decreased 3.3%, and other revenues rose 22.0%. The growth in room revenue was driven by a 2.6% increase in occupancy, partially offset by a lower average daily rate, down 0.8%. The transient and group segments primarily contributed to the growth in room revenue. Food & beverage revenue decreased 3.3% due to a $0.4 million decrease in banquet food revenues. The decrease was attributable to banquet events in 2007 that did not recur in 2008 as well as the timing of Easter. The growth in other revenues was due largely to fees for canceled events at certain hotels.
The first quarter of 2008 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the first quarter of 2008 for five hotels under renovation was $0.8 million. In the first quarter of 2007, one hotel was under renovation, causing total revenue displacement of $0.2 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended March 31, 2008 and 2007. We have presented this information in subsets to illustrate the impact of the hotel closed due to fire, hotels under renovation, and branding.

For the three months ended March 31, 2008 and 2007
Supplemental Operating Information

Hotel	Room		Three Months Ended March 31,
Count	Count		2008	2007	Increase (Decrease)
34	6,415	All Continuing Operations less one hotel closed in 2006 due to fire
		Occupancy	67.0%	65.3%		2.6%
		ADR	$109.33	$110.21	($0.88)	(0.8)%
		RevPAR	$73.30	$71.96	$1.34	1.9%
		RevPAR Index	97.9%	95.7%		2.3%

29	5,149	Continuing Operations less one hotel closed in 2006 due to fire and hotels under renovation in the first quarter 2007 and 2008
		Occupancy	68.4%	65.3%		4.7%
		ADR	$108.00	$108.51	($0.51)	(0.5)%
		RevPAR	$73.91	$70.81	$3.10	4.4%
		RevPAR Index	99.1%	95.6%		3.7%

12	1,397	Marriott Hotels
		Occupancy	66.2%	65.9%		0.5%
		ADR	$114.57	$114.66	($0.09)	(0.1)%
		RevPAR	$75.81	$75.60	$0.21	0.3%
		RevPAR Index	110.2%	113.5%		(2.9)%

2	396	Hilton Hotels
		Occupancy	58.9%	56.5%		4.2%
		ADR	$110.00	$111.55	($1.55)	(1.4)%
		RevPAR	$64.82	$63.08	$1.74	2.8%
		RevPAR Index	94.8%	89.8%		5.6%

16	3,747	IHG Hotels less one hotel closed in 2006 due to fire
		Occupancy	68.2%	66.6%		2.4%
		ADR	$108.94	$108.70	$0.24	0.2%
		RevPAR	$74.30	$72.40	$1.90	2.6%
		RevPAR Index	98.8%	94.5%		4.6%

4	875	Other Brands
		Occupancy	67.1%	62.6%		7.2%
		ADR	$102.52	$109.03	($6.51)	(6.0)%
		RevPAR	$68.84	$68.30	$0.54	0.8%
		RevPAR Index	78.5%	78.3%		0.3%

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Direct operating expenses:
Rooms	$10,860	$10,263	$597	5.8%	19.4%	18.7%
Food and beverage	8,254	8,259	(5)	(0.1%)	14.7%	15.1%
Other	1,324	1,212	112	9.2%	2.4%	2.2%

Total direct operating expenses	$20,438	$19,734	$704	3.6%	36.5%	36.0%

Direct operating contribution (by revenue source):
Rooms	$31,929	$31,277	$652	2.1%
Food and beverage	3,011	3,391	(380)	(11.2%)
Other	628	388	240	61.9%

Total direct operating contribution	$35,568	$35,056	$512	1.5%

Direct operating contribution % (by revenue source):
Rooms	74.6%	75.3%
Food and beverage	26.7%	29.1%
Other	32.2%	24.3%

Total direct operating contribution	63.5%	64.0%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating contribution to mean total revenues less total direct operating expenses as presented in the condensed consolidated statement of operations. We assess profitability by measuring changes in our direct operating contribution and direct operating contribution percentage, which is direct operating contribution as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating contribution, when combined with the presentation of GAAP operating income, revenues and expenses, provides useful information to management.
Total direct operating expenses increased $0.7 million, or 3.6%, and increased as a percentage of total revenues from 36.0% in 2007 to 36.5% in 2007. Direct operating contribution grew $0.5 million or 1.5%. Direct operating contribution as a percentage of total revenues decreased 50 basis points from 64.0% in 2007 to 63.5% in 2007.
Rooms expenses increased $0.6 million, or 5.8%. The increase was primarily a result of higher occupancy as rooms expenses increased only 1.6% on a cost per occupied room (POR) basis, from $27.21 in 2007 to $27.65 in 2008. The remaining increase in rooms expenses was largely attributable to higher insurance costs associated with our self-insured programs for medical and dental insurance, driven by higher claims. Direct operating contribution for rooms decreased from 75.3% in 2007 to 74.6% in 2008.
Food and beverage expenses remained essentially flat, in spite of lower food and beverage revenues. Direct operating contribution for food and beverage declined from 29.1% in 2007 to 26.7% in 2008, driven in large part by higher costs for food, including higher delivery charges due to rising fuel costs. In addition, higher claims for our self-insured medical and dental programs contributed to the decrease in direct operating contribution for food and beverage.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,881	$3,547	$334	9.4%	6.9%	6.5%
Advertising and promotion	3,311	3,072	239	7.8%	5.9%	5.6%
Franchise fees	3,982	3,829	153	4.0%	7.1%	7.0%
Repairs and maintenance	2,766	2,655	111	4.2%	4.9%	4.8%
Utilities	3,112	3,027	85	2.8%	5.6%	5.5%
Other expenses	174	1	173	n/m	0.3%	0.0%

Other hotel operating costs	17,226	16,131	$1,095	6.8%	30.8%	29.4%

Property and other taxes, insurance, and leases	4,218	4,698	(480)	(10.2%)	7.5%	8.6%
Corporate and other	5,371	5,664	(293)	(5.2%)	9.6%	10.3%
Casualty gains, net	—	(1,867)	1,867	100.0%	0.0%	(3.4%)
Depreciation and amortization	7,481	6,831	650	9.5%	13.4%	12.5%
Impairment of long-lived assets	2,141	153	1,988	n/m	3.8%	0.3%

Total other operating expenses	$36,437	$31,610	$4,827	15.3%	65.1%	57.7%

Total operating expenses	$56,875	$51,344	$5,531	10.8%	101.6%	93.7%

Operating income	$(869)	$3,446	$(4,315)	(125.2%)	(1.6%)	6.3%

Operating income decreased $4.3 million in the first quarter of 2008. In the first quarter of 2007, we recorded casualty gains of $1.9 million related to the settlement of a property damage claim at one of our hotels. Similar gains were not recorded in the first quarter of 2008. In addition, we recorded $2.1 million in impairment costs in 2008, compared to $0.2 million for the same period last year. The $2.0 million increase was due largely to the write-off of assets that were replaced during our recent hotel renovations, including certain building improvements and furniture, fixtures and equipment.
Other hotel operating costs increased $1.1 million, or 6.8%, and increased 140 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs increased $0.3 million, or 9.4%. Of this amount $0.2 million related to an increase in bad debt expense, as we benefited from a bad debt recovery in the first quarter of 2007. We also benefited from sales tax credits totaling $0.1 million in 2007.

•	Advertising and promotion costs increased $0.2 million, or 7.8%, due largely to increased staffing and bonuses related to marketing and sales programs designed to drive higher revenues.

•	Franchise fees increased $0.2 million, or 4.0%, driven in large part by higher room revenues. As a percentage of total revenues, franchise fees increased 10 basis points. As a percentage of room revenues, franchise fees increased 10 basis points from 9.2% to 9.3%.

•	Repairs and maintenance increased $0.1 million compared to the prior year primarily due to higher automotive maintenance costs, including higher fuel costs.

•	Utilities increased $0.1 million, an increase of 10 basis points as a percentage of total revenue in 2008 due to higher fuel costs.

•	Other expenses increased $0.2 million driven primarily by costs associated with the hotel brand conversions and other brand-mandated costs.
Property and other taxes, insurance and leases decreased $0.5 million, or 10.2%. Of this amount, $0.4 million relates to insurance costs, which decreased because of lower rates negotiated in 2007.

Corporate and other costs decreased $0.3 million, or 5.2%. In the first quarter of 2008, we incurred $1.1 million in severance and related costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer. These costs were largely offset by lower overhead costs resulting from the August 2007 restructuring.
Depreciation and amortization increased $0.7 million, or 9.5%, due primarily to the completion of several renovation projects in 2007. As a percentage of total revenues, depreciation and amortization increased 90 basis points.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended March 31,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$390	$912	$(522)	(57.2%)
Interest expense	(4,958)	(5,154)	(196)	(3.8%)
Interest income decreased $0.5 million, or 57.2%, primarily due to a lower interest rates and lower average cash balances. Interest expense decreased $0.2 million, or 3.8%, due to the lower interest rates.
Results of Operations — Discontinued Operations
Impairment was recorded on assets held for sale in the three months ended March 31, 2008 and 2007. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $0.3 million recorded during the three months ended March 31, 2008 related to the Hilton Northfield, MI to reflect the estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $1.6 million recorded during the three months ended March 31, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the lowered estimated selling price;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.1 million to record the disposal of replaced assets.
In the first quarter of 2008, the Company recorded expenses totaling $2.5 million related to the additional hotels that the Company plans to sell. The amount represents a fee payable to the Company’s financial advisors, who were engaged to assist the Company in its review of strategic alternatives. The fee allows the Company to sell those hotels without further obligation to its financial advisors.
Income Taxes
For the year ended December 31, 2007, we have an estimated taxable loss of $48.0 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties no federal income tax or alternative minimum taxes were due for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $373.2 million were available for federal income tax purposes of which $217.6 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007 $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million.

In 2008, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitations.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset our net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At March 31, 2008, net operating loss carryforwards of $217.6 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
We were required to adopt the provisions of FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 and 2007 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2008. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of the $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such release will affect the income tax provision in the period of release.

Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended March 31, 2008. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at March 31, 2008:

	2008	2007				2006
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)

Revenues:
Rooms	$42,789	$39,468	$45,549	$47,809	$41,540	$38,202	$42,219	$45,441
Food and beverage	11,265	13,319	12,033	14,231	11,650	12,726	10,792	13,007
Other	1,952	1,694	1,994	2,038	1,600	1,700	1,736	1,807

	56,006	54,481	59,576	64,078	54,790	52,628	54,747	60,255

Direct operating expenses:
Rooms	10,860	10,129	11,605	11,363	10,263	10,117	10,907	11,025
Food and beverage	8,254	8,380	8,878	9,245	8,259	8,537	8,116	8,655
Other	1,324	1,210	1,436	1,406	1,212	1,234	1,320	1,451

	20,438	19,719	21,919	22,014	19,734	19,888	20,343	21,131

	35,568	34,762	37,657	42,064	35,056	32,740	34,404	39,124

Other operating expenses:
Other hotel operating costs	17,226	15,624	17,171	16,906	16,131	14,809	15,564	15,452
Property and other taxes, insurance and leases	4,218	4,210	3,967	4,291	4,698	4,950	4,902	3,961
Corporate and other	5,371	4,250	5,577	5,905	5,664	4,942	5,587	5,259
Casualty (gain) losses, net	—	—	—	—	(1,867)	—	(3,085)	34
Restructuring	—	(26)	1,258	—	—	—	—	—
Depreciation and amortization	7,481	7,329	7,077	6,955	6,831	6,780	6,939	6,762
Impairment of long-lived assets	2,141	470	395	141	153	147	281	13

Other operating expenses	36,437	31,857	35,445	34,198	31,610	31,628	30,188	31,481

Operating (loss) income	(869)	2,905	2,212	7,866	3,446	1,112	4,216	7,643

Other income (expenses):
Business interruption insurance proceeds	—	—	299	272	—	530	2,706	695
Interest income and other	390	913	1,312	807	912	652	770	835
Other interest expense	(4,958)	(5,567)	(5,730)	(5,816)	(5,154)	(5,225)	(5,403)	(5,153)
Loss on debt extinguishment	—	—	—	(3,329)	—	—	—	—

(Loss) income before income taxes and minority interests	(5,437)	(1,749)	(1,907)	(200)	(796)	(2,931)	2,289	4,020
Minority interests (net of taxes, nil)	—	—	—	(56)	(365)	335	100	(136)

(Loss) income before income taxes — continuing operations	(5,437)	(1,749)	(1,907)	(256)	(1,161)	(2,596)	2,389	3,884
(Provision) benefit for income taxes — continuing operations	—	(2,114)	907	392	677	(2,121)	(1,315)	(2,004)

(Loss) income from continuing operations	(5,437)	(3,863)	(1,000)	136	(484)	(4,717)	1,074	1,880

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,846)	(5,916)	1,566	(222)	2,172	(13,472)	(1,982)	2,776
Benefit (provision) for income taxes	(235)	1,706	(519)	(177)	(1,845)	(2,524)	1,070	(655)

Income (loss) from discontinued operations	(2,081)	(4,210)	1,047	(399)	327	(15,996)	(912)	2,121

Net (loss) income attributable to common stock	$(7,518)	$(8,073)	$47	$(263)	$(157)	$(20,713)	$162	$4,001

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three months ended March 31, 2008 and 2007, by market. The tables exclude the Holiday Inn Marietta, GA since it was closed on January 15, 2006 due to fire damage and the (former) Holiday Inn St. Paul, MN, which is closed.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;

•	Midscale with Food & Beverage: Holiday Inn, Holiday Inn Select; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

Combined Continuing and Discontinued Operations — 44 hotels (excludes 2 hotels)

	Three Months Ended March 31,
	2008	2007

Upper Upscale
Number of properties	4	4
Number of rooms	825	825
Occupancy	64.4%	66.6%
Average daily rate	$119.02	$119.30
RevPAR	$76.68	$79.51

Upscale
Number of properties	22	20
Number of rooms	4,052	3,580
Occupancy	69.3%	68.1%
Average daily rate	$114.93	$118.45
RevPAR	$79.59	$80.68

Midscale with Food & Beverage
Number of properties	15	17
Number of rooms	2,857	3,329
Occupancy	61.8%	61.8%
Average daily rate	$93.52	$93.45
RevPAR	$57.78	$57.75

Midscale without Food & Beverage
Number of properties	2	2
Number of rooms	244	244
Occupancy	55.6%	58.0%
Average daily rate	$116.38	$107.32
RevPAR	$64.67	$62.27

Independent Hotels
Number of properties	1	1
Number of rooms	105	105
Occupancy	35.1%	56.3%
Average daily rate	$55.45	$47.70
RevPAR	$19.49	$26.88

All Hotels
Number of properties	44	44
Number of rooms	8,083	8,083
Occupancy	65.3%	64.9%
Average daily rate	$107.80	$107.63
RevPAR	$70.35	$69.86

Continuing Operations — 34 hotels (excludes 1 hotel and 11 held for sale hotels)

	Three Months Ended March 31,
	2008	2007

Upper Upscale
Number of properties	3	3
Number of rooms	634	634
Occupancy	62.8%	67.6%
Average daily rate	$126.48	$125.06
RevPAR	$79.44	$84.54

Upscale
Number of properties	21	19
Number of rooms	3,809	3,337
Occupancy	70.7%	68.8%
Average daily rate	$115.43	$119.56
RevPAR	$81.62	$82.29

Midscale with Food & Beverage
Number of properties	8	10
Number of rooms	1,728	2,200
Occupancy	62.1%	60.1%
Average daily rate	$86.78	$89.47
RevPAR	$53.92	$53.76

Midscale without Food & Beverage
Number of properties	2	2
Number of rooms	244	244
Occupancy	55.6%	58.0%
Average daily rate	$116.38	$107.32
RevPAR	$64.67	$62.27

All Hotels
Number of properties	34	34
Number of rooms	6,415	6,415
Occupancy	67.0%	65.3%
Average daily rate	$109.33	$110.21
RevPAR	$73.30	$71.96

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three months ended March 31, 2008 and 2007, by region. The tables exclude the Holiday Inn Marietta, GA because it was closed on January 15, 2006 due to fire damage and the (former) Holiday Inn St. Paul, MN, which is closed.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 44 hotels (excludes 2 hotels)

	Three Months Ended March 31,
	2008	2007
Northeast Region
Number of properties	18	18
Number of rooms	3,620	3,620
Occupancy	59.0%	61.0%
Average daily rate	$102.63	$100.51
RevPAR	$60.54	$61.34

Southeast Region
Number of properties	11	11
Number of rooms	1,729	1,729
Occupancy	66.4%	64.9%
Average daily rate	$112.66	$115.44
RevPAR	$74.85	$74.91

Midwest Region
Number of properties	8	8
Number of rooms	1,418	1,418
Occupancy	66.8%	59.4%
Average daily rate	$98.00	$99.46
RevPAR	$65.43	$59.04

West Region
Number of properties	7	7
Number of rooms	1,316	1,316
Occupancy	79.4%	81.5%
Average daily rate	$121.90	$120.54
RevPAR	$96.75	$98.30

All Hotels
Number of properties	44	44
Number of rooms	8,083	8,083
Occupancy	65.3%	64.9%
Average daily rate	$107.80	$107.63
RevPAR	$70.35	$69.86

Continuing Operations — 34 hotels (excludes 1 hotel and 11 held for sale hotels)

	Three Months Ended March 31,
	2008	2007
Northeast Region
Number of properties	12	12
Number of rooms	2,609	2,609
Occupancy	61.3%	61.6%
Average daily rate	$104.80	$104.64
RevPAR	$64.19	$64.45

Southeast Region
Number of properties	10	10
Number of rooms	1,624	1,624
Occupancy	68.5%	65.4%
Average daily rate	$114.56	$119.21
RevPAR	$78.43	$78.02

Midwest Region
Number of properties	7	7
Number of rooms	1,227	1,227
Occupancy	66.3%	58.7%
Average daily rate	$98.21	$99.55
RevPAR	$65.11	$58.45

West Region
Number of properties	5	5
Number of rooms	955	955
Occupancy	81.4%	83.6%
Average daily rate	$122.82	$119.03
RevPAR	$99.97	$99.52

All Hotels
Number of properties	34	34
Number of rooms	6,415	6,415
Occupancy	67.0%	65.3%
Average daily rate	$109.33	$110.21
RevPAR	$73.30	$71.96

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, capital expenditures and share repurchases. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At March 31, 2008, airline receivables represented approximately 20% of our consolidated gross accounts receivable. A downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At March 31, 2008, we had eleven hotels classified as held for sale.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, and to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors” of our Form 10-K for the year ended December 31, 2007.
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
At March 31, 2008, we had working capital (current assets less current liabilities) of $55.2 million compared to $54.7 million at December 31, 2007.
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
Operating activities
Operating activities generated cash of $5.1 million in the first three months of 2008, compared to $4.8 million for the same period in 2007. The increase in cash generated by operations was largely attributable to revenue growth.

Investing activities
Investing activities used cash of $15.3 million in the first three months of 2008. Capital improvements were $15.6 million and we deposited $0.2 million in our restricted cash accounts. We withdrew $0.7 million from the capital expenditure reserves with our lenders.
Investing activities used $5.1 million of cash in the first three months of 2007. Capital improvements were $8.4 million. Additionally, we paid $2.9 million to acquire the minority partner’s interest in one of our hotels and deposited $1.7 million in capital expenditure reserves with our lenders. We received $5.5 million in proceeds from sale of assets, withdrew $1.2 million from restricted cash accounts, and collected $1.1 million in insurance receipts related to casualty claims.
Financing activities
Financing activities used cash of $14.3 million in the first three months of 2008. We purchased $13.0 million of treasury stock and made principal payments of $1.3 million.
Financing activities used cash of $6.3 million in the first three months of 2007. We made principal payments of $4.0 million, purchased $1.9 million of treasury stock, and paid deferred loan costs of $0.3 million.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K for the year ended December 31, 2007 and Notes 7 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At March 31, 2008 and December 31, 2007, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $169.9 million and $170.0 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of March 31, 2008 was approximately nil. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at March 31, 2008 and December 31, 2007 was not material. The impact on annual results of operations of a hypothetical one-point interest rate reduction as of March 31, 2008 would be a reduction in income before income taxes of approximately nil.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt at March 31, 2008 would be approximately $2.8 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices; and

•	The risks identified in our Form 10-K for the year ended December 31, 2007 under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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
Based on an evaluation of our disclosure controls and procedures carried out as of March 31, 2008, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
On January 15, 2006, the Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of May 1, 2008, sixteen lawsuits have been brought against the Company, including one alleging wrongful death.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to the Company’s purchases of common stock made during the three months ended March 31, 2008.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
	Shares	Paid Per Share	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	(2)	Programs	Programs
January 2008	403,866	$9.67	403,866	$10,934,291
February 2008	554,302	$8.96	548,904	$6,012,925
March 2008	451,010	$10.24	447,224	$1,428,287

	1,409,178	$9.58	1,399,994

(1)	The total number of shares purchased includes:

	(a)	shares purchased pursuant to the August 2007 share repurchase program, which granted a maximum of $30 million of repurchase authority expiring in August 2009, and

	(b)	shares surrendered to the Company to satisfy tax withholding obligations in connection with the Stock Incentive Plan, of which there were none in January, 5,398 in February, and 3,786 in March 2008.

(2)	The average price paid per share excludes commissions.
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

LODGIAN, INC.
	By:	/s/ PETER T. CYRUS
Peter T. Cyrus
Date: May 8, 2008		Interim President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Date: May 8, 2008		Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.1	Separation and Release Agreement between Edward J. Rohling and Lodgian, Inc. dated January 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 4, 2008).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.