Form 10-Q
period 2008-06-30
LODGIAN INC
filed 2008-08-07
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common	21,618,683

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,367	$54,389
Cash, restricted	8,716	8,363
Accounts receivable (net of allowances: 2008 - $289; 2007 - $323)	10,690	8,794
Insurance receivable	—	2,254
Inventories	3,010	3,097
Prepaid expenses and other current assets	17,004	18,186
Assets held for sale	55,597	8,009

Total current assets	131,384	103,092

Property and equipment, net	448,148	499,986
Deposits for capital expenditures	11,444	16,565
Other assets	3,957	5,087

	$594,933	$624,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,307	$9,692
Other accrued liabilities	25,880	28,336
Advance deposits	2,069	1,683
Insurance advances	—	2,650
Current portion of long-term liabilities	4,400	5,092
Liabilities related to assets held for sale	29,765	961

Total current liabilities	70,421	48,414

Long-term liabilities	321,428	355,728

Total liabilities	391,849	404,142
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,071,836 and 25,008,621 issued at June 30, 2008 and December 31, 2007, respectively	251	250
Additional paid-in capital	330,265	329,694
Accumulated deficit	(94,413)	(93,262)
Accumulated other comprehensive income	3,640	4,115
Treasury stock, at cost, 3,420,475 and 1,709,878 shares at June 30, 2008 and December 31, 2007, respectively	(36,659)	(20,209)

Total stockholders’ equity	203,084	220,588

	$594,933	$624,730

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$49,364	$49,224	$93,212	$92,045
Food and beverage	15,404	15,323	27,466	27,803
Other	2,138	2,131	4,200	3,799

Total revenues	66,906	66,678	124,878	123,647

Direct operating expenses:
Rooms	12,179	11,725	23,362	22,339
Food and beverage	9,851	9,918	18,670	18,753
Other	1,537	1,462	2,925	2,704

Total direct operating expenses	23,567	23,105	44,957	43,796

	43,339	43,573	79,921	79,851

Other operating expenses:
Other hotel operating costs	17,719	17,603	35,598	34,492
Property and other taxes, insurance, and leases	3,760	4,418	8,112	9,242
Corporate and other	3,484	5,906	9,369	11,569
Casualty gains, net	—	—	—	(1,867)
Depreciation and amortization	7,989	7,098	15,458	14,075
Impairment of long-lived assets	5,580	155	7,721	314

Total other operating expenses	38,532	35,180	76,258	67,825

Operating income	4,807	8,393	3,663	12,026

Other income (expenses):
Interest income and other	276	807	666	1,719
Interest expense	(4,775)	(6,044)	(9,947)	(11,422)
Loss on debt extinguishment	—	(3,330)	—	(3,330)

Income (loss) before income taxes and minority interests	308	(174)	(5,618)	(1,007)
Minority interests (net of taxes, nil)	—	(56)	—	(421)
(Provision) benefit for income taxes — continuing operations	(24)	372	(87)	1,079

Income (loss) from continuing operations	284	142	(5,705)	(349)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,986	(248)	4,629	1,961
Benefit (provision) for income taxes — discontinued operations	97	(157)	(75)	(2,032)

Income (loss) from discontinued operations	6,083	(405)	4,554	(71)

Net income (loss) attributable to common stock	$6,367	$(263)	$(1,151)	$(420)

Basic net income (loss) per share attributable to common stock	$0.29	$(0.01)	$(0.05)	$(0.02)

Diluted net income (loss) per share attributable to common stock	$0.29	$(0.01)	$(0.05)	$(0.02)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
	(Unaudited in thousands, except share data)
Balance, December 31, 2007	25,008,621	250	329,694	(93,262)	4,115	1,709,878	(20,209)	220,588
Amortization of unearned stock compensation	—	—	549	—	—	—	—	549
Issuance and vesting of restricted and nonvested shares	60,881	1	(1)	—	—	—	—	—
Exercise of stock options	2,334	—	23	—	—	—	—	23
Repurchases of treasury stock	—	—	—	—	—	1,710,597	(16,450)	(16,450)
Comprehensive loss:
Net loss	—	—	—	(1,151)	—	—	—	(1,151)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(475)	—	—	(475)

Total comprehensive loss		—	—	—	—	—	—	(1,626)

Balance, June 30, 2008	25,071,836	251	330,265	(94,413)	3,640	3,420,475	(36,659)	203,084

Comprehensive income for the three months ended June 30, 2008 was $6.6 million. Comprehensive income for the three and six months ended June 30, 2007 was $0.7 million and $0.6 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited in thousands)
Operating activities:
Net loss	$(1,151)	$(420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,478	15,762
Impairment of long-lived assets	9,218	2,564
Stock compensation expense	549	656
Casualty gain, net	(5,583)	(4,525)
Deferred income taxes	—	300
Minority interests	—	421
Gain on asset dispositions	—	(197)
Loss on extinguishment of debt	28	4,522
Amortization of deferred financing costs	709	656
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,865)	(4,514)
Insurance receivable	—	958
Inventories	(398)	(29)
Prepaid expenses and other assets	(177)	345
Accounts payable	(540)	(562)
Other accrued liabilities	(1,251)	1,836
Advance deposits	575	957

Net cash provided by operating activities	14,592	18,730

Investing activities:
Capital improvements	(25,495)	(19,000)
Proceeds from sale of assets, net of related selling costs	7,723	64,800
Acquisition of minority partner’s interest	—	(2,862)
Withdrawals deposits for capital expenditures	5,121	1,909
Insurance proceeds related to casualty claims, net	5,187	1,023
Net (increase) decrease in restricted cash	(353)	3,695
Other	30	8

Net cash (used in) provided by investing activities	(7,787)	49,573

Financing activities:
Proceeds from issuance of long term debt	—	130,000
Proceeds from exercise of stock options	23	186
Principal payments on long-term debt	(8,048)	(141,733)
Purchases of treasury stock	(16,774)	(1,937)
Payments of deferred financing costs	—	(1,659)
Payments of defeasance costs	—	(3,895)
Other	—	(15)

Net cash used in financing activities	(24,799)	(19,053)

Effect of exchange rate changes on cash	(28)	143

Net (decrease) increase in cash and cash equivalents	(18,022)	49,393
Cash and cash equivalents at beginning of year	54,389	48,188

Cash and cash equivalents at end of year	$36,367	$97,581

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$10,596	$14,663
Interest capitalized	217	21
Income taxes, net of refunds	148	876
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	145	—
Purchases of property and equipment on account	3,224	2,544
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
As of June 30, 2008, the Company operated 44 hotels with an aggregate of 8,118 rooms, located in 23 states and Canada. Of the 44 hotels, 35 hotels, with an aggregate of 6,658 rooms, were held for use, while 9 hotels with an aggregate of 1,460 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 44 hotels consisted of:
•	43 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of June 30, 2008, the Company operated all but two of its hotels under franchises obtained from nationally recognized hospitality franchisors. The two unbranded hotels are currently closed. The Company operated 23 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional seven hotels under other nationally recognized brands.
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
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and June 30, 2007 and cash flows for the six months ended June 30, 2008 and June 30, 2007. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
3. Stock-Based Compensation
The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees and consultants. The Stock Incentive Plan is administered by the Compensation Committee (“the Committee”) of the Board of Directors. The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards, or other awards as determined by the Committee, including awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The following schedule summarizes the activity for the six months ended June 30, 2008:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2007	2,536,666
Nonvested stock issued January 22, 2008	(76,500)
Nonvested stock issued February 12, 2008	(24,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	11,257
Nonvested shares forfeited in 2008	3,000
Stock options forfeited in 2008	23,997

Available for issuance, June 30, 2008	2,474,420

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the six months ended June 30, 2008.
A summary of stock option activity during the six months ended June 30, 2008 is summarized below:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2007	212,408	$10.60
Exercised	(2,334)	9.68
Forfeited	(23,997)	10.58

Balance, June 30, 2008	186,077	$10.61

The amount of cash received from the exercise of stock options during the six months ended June 30, 2008 was approximately $23,000. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2008 was approximately $2,000.
A summary of options outstanding and exercisable (vested), and expected to vest at June 30, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price
$7.83 to $9.39	79,663	6.9	$9.05	79,663	6.9	$9.05
$9.40 to $10.96	77,087	6.1	$10.47	75,420	6.1	$10.47
$10.97 to $15.66	29,327	5.2	$15.21	29,327	5.2	$15.21

	186,077	6.3	$10.61	184,410	6.3	$10.61

Expected to vest	186,077	6.3	$10.61

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$—

Aggregate intrinsic value of stock options expected to vest	$—

Aggregate intrinsic value of stock options exercisable	$—

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
On April 11, 2008, the Committee approved the Lodgian, Inc. Amended and Restated Executive Incentive Plan (the “Revised Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2008 calendar year will be awarded on or before March 15, 2009 and vest in two equal annual installments. The potential awards are divided into three categories. The first category of awards will be awarded upon the employee satisfying certain service conditions. The second category will be awarded dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category will be awarded dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense totaling $47,000 in the second quarter of 2008 based upon the assumed issuance of 88,631 shares of nonvested stock, with an estimated grant-date fair value of $7.83 per share.
In April 2008, one member of the Board of Directors did not stand for re-election. The Board elected to accelerate the vesting of the member’s nonvested stock awards. In May 2008, an employee was terminated from the Company. As part of the separation agreement the Company accelerated vesting of nonvested stock awards. The aggregate value of both grants, $0.1 million, was fully expensed in the second quarter of 2008.
A summary of nonvested stock activity during the six months ended June 30, 2008 is as follows:

		Weighted Average
		Grant Date
	Nonvested Stock	Fair Value
Balance, December 31, 2007	115,191	$12.89
Granted	100,500	8.85
Forfeited	(3,000)	10.39
Vested	(60,881)	12.68

Balance, June 30, 2008	151,810	$10.35

The aggregate fair value of nonvested stock awards that vested during the six months ended June 30, 2008 was $0.6 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of June 30, 2008 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($00’s)	Period (in years)
Stock Options	$3	0.41
Nonvested Stock	1,121	1.66
Potential Nonvested Stock Awards	647	2.71

Total	$1,771	2.02

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, the Company records compensation expense based on estimated forfeitures and revises compensation expense, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three months ended June 30, 2008, the Company determined that the actual forfeiture rate for certain stock option awards was higher than previously estimated. As a result, the Company recorded a $0.2 million adjustment to reduce compensation expense related to stock options.
Compensation expense for the three months ended June 30, 2008 and 2007 is summarized below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	(Expense) Benefit	Expense	(Expense) Benefit
	(Unaudited in thousands)
Stock Options	$(125)	$(49)	$(208)	$(81)
Nonvested Stock	285	111	372	144
Potential Nonvested Stock Awards	47	18	—	—

Total	$207	$80	$164	$63

Compensation expense for the six months ended June 30, 2008 and 2007 is summarized below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	(Expense) Benefit	Expense	(Expense) Benefit
	(Unaudited in thousands)
Stock Options	$(51)	$(20)	$(2)	$(1)
Nonvested Stock	553	215	658	255
Potential Nonvested Stock Awards	47	18	—	—

Total	$549	$213	$656	$254

4. Treasury Stock
During the six months ended June 30, 2008, 60,881 shares of nonvested stock awards vested, of which 11,257 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $104,000.
In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which was due to expire on August 22, 2009. During the three months ended March 31, 2008, the Company repurchased 1.4 million shares at an aggregate cost of $13.5 million. In April 2008, the Company repurchased approximately 128,000 shares at an aggregate cost of $1.4 million, fulfilling the remaining authority under the program.
On April 11, 2008, the Board of Directors of the Company approved the repurchase of an additional $10 million of common stock over a period ending no later than April 15, 2009. As of June 30, 2008, the Company repurchased approximately 172,000 shares at an aggregate cost of $1.5 million. In July 2008, the Company repurchased approximately 185,000 shares at an aggregate cost of $1.3 million, bringing the total number of shares repurchased under this program to approximately 356,000.
The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
On April 17, 2008, the Company sold the Holiday Inn Frederick, MD for a gross sales price of $5.0 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
On May 13, 2008, the Company sold the former Holiday Inn St. Paul, MN for a gross sales price of $3.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at June 30, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended June 30, 2008 included the following (amounts below are individually rounded):
•	$0.6 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.

The impairment of long-lived assets held for sale of $1.5 million recorded during the six months ended June 30, 2008 included the following (amounts below are individually rounded):
•	$0.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $0.7 million recorded during the three months ended June 30, 2007 related mainly to the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $2.3 million recorded during the six months ended June 30, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price, net of selling costs;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.3 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long-term debt. At December 31, 2007, the held for sale portfolio consisted of two hotels. In January 2008, the Company reclassified an additional 9 hotels as held for sale in accordance with SFAS No. 144. In May 2008, the Company reclassified the former Holiday Inn Marietta, GA to held for sale. In June 2008, the Company reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use. Due to current market conditions, the Company believes that investing capital into the hotel using the funds currently held in escrow by the lender will generate a better return than selling the hotel at a reduced price. The Company recorded an impairment charge of $4.8 million, which is included in income from continuing operations in the Company’s Condensed Consolidated Statement of Operations. At June 30, 2008, the held for sale portfolio consisted of the following 9 hotels:
•	French Quarter Suites Memphis, TN

•	Hilton Northfield, MI

•	Holiday Inn Cromwell Bridge, MD

•	Holiday Inn East Hartford, CT

•	Holiday Inn Frisco, CO

•	Holiday Inn Glen Burnie, MD

•	former Holiday Inn Marietta, GA

•	Holiday Inn Phoenix, AZ

•	Holiday Inn Select Windsor, Ontario, Canada
Summary balance sheet information for assets held for sale is as follows:

	June 30, 2008	December 31, 2007
	(Unaudited in thousands)
Property and equipment, net	$52,523	$7,781
Other assets	3,074	228

Assets held for sale	$55,597	$8,009

Other liabilities	$3,382	$961
Long-term debt	26,383	—

Liabilities related to assets held for sale	$29,765	$961

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited in thousands)
Total revenues	$8,502	$26,102	$18,089	$53,312
Total expenses	(7,113)	(23,072)	(17,268)	(47,949)
Impairment of long-lived assets	(1,174)	(679)	(1,497)	(2,250)
Business interruption proceeds	672	272	672	272
Interest income and other	7	15	16	29
Interest expense	(463)	(1,084)	(938)	(3,116)
Casualty gains, net	5,583	—	5,583	2,658
(Loss) gain on asset disposition	—	(610)	—	197
Loss on extinguishment of debt	(28)	(1,192)	(28)	(1,192)
Benefit (provision) for income taxes	97	(157)	(75)	(2,032)

Income (loss) from discontinued operations	$6,083	$(405)	$4,554	$(71)

In addition to the assets held for sale listed above, the hotels that were sold prior to 2008 were included in the statement of operations for discontinued operations for 2007. See Note 8 for further discussion of the above $5.6 million casualty gain.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$284	$142	$(5,705)	$(349)
Income (loss) from discontinued operations	6,083	(405)	4,554	(71)

Net income (loss) attributable to common stock	$6,367	$(263)	$(1,151)	$(420)

Denominator:
Basic weighted average shares	21,781	24,483	22,213	24,490

Diluted weighted average shares	21,826	24,483	22,213	24,490

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.26)	$(0.01)
Income (loss) from discontinued operations	0.28	(0.02)	0.21	—

Net income (loss) attributable to common stock	$0.29	$(0.01)	$(0.05)	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.26)	$(0.01)
Income (loss) from discontinued operations	0.28	(0.02)	0.21	—

Net income (loss) attributable to common stock	$0.29	$(0.01)	$(0.05)	$(0.02)

For the three months ended June 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 106,414 shares of common stock), the assumed vesting of 44,643 shares of nonvested stock, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the six months ended June 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 186,077 shares of common stock), the assumed vesting of 151,810 shares of nonvested stock, the assumed issuance of 88,631 shares of potential equity awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the three and six months ended June 30, 2007, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 310,065 shares of common stock), the assumed vesting of 183,728 shares of nonvested stock and the assumed conversion of Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted income per share because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of June 30, 2008, 37 of the 44 hotels were pledged as collateral for mortgage debt. Certain mortgage notes are subject to defeasance obligations if the Company repays them prior to their maturity. Approximately 52% of the mortgage debt bears interest at fixed rates and approximately 48% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of June 30, 2008, the Company was in compliance with all of its financial debt covenants. The Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

		June 30, 2008		December 31, 2007
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at June 30, 2008
		(in thousands)
Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Fixed	19	$247,263	$146,917	$153,940	6.58%
Goldman Sachs	10	118,534	130,000	130,000	LIBOR plus 1.50%; capped at 8.50%
Wachovia	4	31,693	35,085	35,425	$9,574 at 6.03%; $3,021 at 5.78%; $22,490 at 6.04%
					$18,647 at LIBOR plus 2.90%, capped at 8.4%; $21,127 at
IXIS	4	36,804	39,774	40,041	LIBOR plus 2.95%, capped at 8.45%

Total	37	434,294	351,776	359,406	5.43%(1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	317	633
Other	—	—	679	781

	—	—	996	1,414

Property, plant and equipment — unencumbered	7	66,377	—	—

	44	500,671	352,772	360,820
Held for sale	(9)	(52,523)	(26,944)	—

Total (2)	35	$448,148	$325,828	$360,820

(1)   The rate represents the annual effective weighted average cost of debt at June 30, 2008.

(2)   Long-term debt obligations at June 30, 2008 and December 31, 2007 include the current portion.
During the three months ended June 30, 2008, the Company paid $5.5 million on the Merrill Lynch Fixed loan to release as collateral the former Holiday Inn Marietta, GA. The Goldman Sachs loan matures in May 2009. However, the loan agreement provides the Company with the option to extend the loan for three additional one-year periods. The Company has the ability and the intent to exercise the first option on the loan to extend the term to May 2010.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 41% of total reservations during the six months ended June 30, 2008.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited in thousands)
Continuing operations	$4,699	$4,653	$8,776	$8,603
Discontinued operations	650	2,035	1,406	3,984

	$5,349	$6,688	$10,182	$12,587

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of three of the franchise agreements for the held for use hotels are scheduled to expire in each of 2008, 2009, and 2010, respectively. Six franchise agreements for the held for sale hotels are scheduled to expire in 2008. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of August 1, 2008, the Company has been or expects to be notified that it is not in compliance with some of the terms of three franchise agreements and is in default with respect to four franchise agreements, as summarized below:
•	Three hotels are in non-compliance of the franchise agreement based on substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, these hotels could be subject to default and termination based on the terms of the franchise agreements. One of these hotels is held for sale.

•	Three hotels are in default of the franchise agreements because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, these hotels could be subject to termination of the franchise agreements. The franchisor granted a six-month extension with regard to one of these hotels, following the completion of major guest room renovations. Based on the current guest satisfaction scores, management expects to receive notification from the franchisor that the hotel has cured the default in the next 60 to 90 days. One of these hotels is held for sale.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. The Company had not cured the default as of June 30, 2008, and the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor and is planning some additional capital improvements to improve guest satisfaction for which the franchisor is expected to extend the default cure period.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service and product improvements by the required cure dates.
The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $6.6 million for the capital improvements portion of the action plans, of which $3.6 million has been spent) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect the Company and its financial condition and results of operations.
Letters of Credit
As of June 30, 2008, the Company had four irrevocable letters of credit totaling $5.4 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantees for self-insured losses and certain utility and liquor bonds and will expire in September 2008, October 2008, November 2008 and January 2009, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At June 30, 2008 and December 31, 2007, the Company had accrued $11.2 million and $12.2 million, respectively, for these liabilities.
There are other types of losses for which the Company cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds the Company’s insurance limits were to occur, the Company could lose both the revenues generated from the affected hotel and the capital that it has invested. The Company also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect the Company and its financial condition and results of operations.

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
On April 14, 2008, the Company finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. The Company received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, the Company recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of approximately $5.6 million, after deducting related costs. These amounts are included in income from discontinued operations in the Condensed Consolidated Statement of Operations.
Litigation
On January 15, 2006, the former Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of August 1, 2008, twelve lawsuits related to the fire are pending, including one alleging wrongful death.
All pending litigation claims related to the fire are covered by the Company’s general liability insurance policies, subject to a self-insured retention of $250,000. However, the Company has responsibility to pay certain legal and other expenses associated with defending these claims.
Management believes that the Company has adequate insurance protection to cover all pending litigation matters, including the claims related to the fire at the Marietta, GA property, and that the resolution of these claims will not have a material adverse effect on the Company’s results of operations or financial condition.
9. Income Taxes
For the year ended December 31, 2007, the Company has an estimated taxable loss of $48.0 million. Because the Company has net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income taxes or alternative minimum taxes are anticipated for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $373.2 million were available for federal income tax purposes of which $217.6 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007, $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2007.
In 2008, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitation.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset the Company’s net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At June 30, 2008, net operating loss carryforwards of $217.6 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
The Company was required to adopt the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” issued by the Financial Accounting Standards Board (“FASB”) with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 and 2007 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2008. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations as described in Note 10. The Company has $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of the $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such release will affect the income tax provision in the period of release.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its results of operations and financial condition.
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
As of June 30, 2008, we operated 44 hotels with an aggregate of 8,118 rooms, located in 23 states and Canada. Of the 44 hotels, 35 hotels, with an aggregate of 6,658 rooms, were held for use, while 9 hotels with an aggregate of 1,460 rooms, were held for sale. We consolidated all of these hotels in our financial statements.
Our portfolio of 44 hotels consisted of:
•	43 hotels that were wholly owned and operated through subsidiaries; and
•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of June 30, 2008, we operated all but two of our hotels under franchises obtained from nationally recognized hospitality franchisors. The two unbranded hotels are currently closed. We operated 23 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional 7 hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Second quarter revenues increased $0.2 million or 0.3%. Rooms revenues increased $0.1 million, or 0.3%, as occupancy rose 2.3% while average daily rate decreased 2.1%. We maintained our market share as RevPAR index remained constant at 100% year over year. Excluding hotels under renovation in the second quarter of both years, our RevPAR index rose 1.0% to 99.0% in 2008.

•	Direct operating contribution decreased $0.2 million, or 0.5%, driven in large part to higher employee medical insurance costs.

•	Second quarter operating income decreased $3.6 million due primarily to a $4.8 million impairment charge at our Crowne Plaza Worcester, MA hotel. Excluding this charge, operating income increased $1.2 million due largely to lower corporate overhead.

Overview of Discontinued Operations
The condensed consolidated statements of operations for discontinued operations for the three and six months ended June 30, 2008 and 2007 include the results of operations for the nine hotels classified as held for sale at June 30, 2008, as well as all properties that have been sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
The assets held for sale at June 30, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2008 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the six months ended June 30, 2008, we recorded impairment charges of $1.5 million on assets held for sale.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. A summary of our significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred.
Income Statement Overview
The discussion below relates to our 35 continuing operations hotels for the three months ended June 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Form 10-K for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended June 30, 2008 and 2007.
Revenues — Continuing Operations

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$49,364	$49,224	$140	0.3%
Food and beverage	15,404	15,323	81	0.5%
Other	2,138	2,131	7	0.3%

Total revenues	$66,906	$66,678	$228	0.3%

Occupancy	75.4%	73.7%		2.3%
ADR	$108.00	$110.29	$(2.29)	(2.1%)
RevPar	$81.48	$81.27	$0.21	0.3%

Revenues for the second quarter of 2008 increased $0.2 million or 0.3%. RevPAR increased 0.3%. The contract segment primarily contributed to the growth in room revenue driven by our planned strategic shift in segmentation to react to market conditions. Excluding hotels under renovation during the second quarter of both years, occupancy and RevPAR rose 3.1% and 1.3%, respectively, while RevPAR index (market share) for the same set of hotels grew from 98.0% in 2007 to 99.0% in 2008. Food and beverage revenues grew 0.5%, driven by higher occupancy and pricing changes implemented during the quarter.
The second quarter of 2008 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the second quarter of 2008 for five hotels under renovation was $0.6 million. In the second quarter of 2007, four hotels were under renovation, causing total revenue displacement of $0.2 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended June 30, 2008 and 2007. We have presented this information in subsets to illustrate the impact of hotels under renovation and branding.

For the three months ended June 30, 2008 and 2007
Supplemental Operating Information

Hotel	Room		Three Months Ended June 30,
Count	Count		2008	2007	Increase (Decrease)
35	6,658	All Continuing Operations
		Occupancy	75.4%	73.7%		2.3%
		ADR	$108.00	$110.29	$(2.29)	(2.1)%
		RevPAR	$81.48	$81.27	$0.21	0.3%
		RevPAR Index	100.0%	100.0%		0.0%

28	5,267	Continuing Operations less hotels under renovation in the second quarter 2007 and/or 2008
		Occupancy	76.4%	74.1%		3.1%
		ADR	$105.97	$107.79	$(1.82)	(1.7)%
		RevPAR	$80.94	$79.89	$1.05	1.3%
		RevPAR Index	99.0%	98.0%		1.0%

12	1,397	Marriott Hotels
		Occupancy	77.8%	76.0%		2.4%
		ADR	$112.51	$114.51	$(2.00)	(1.7)%
		RevPAR	$87.54	$87.02	$0.52	0.6%
		RevPAR Index	111.5%	113.6%		(1.8)%

2	396	Hilton Hotels
		Occupancy	72.7%	72.3%		0.6%
		ADR	$114.69	$114.07	$0.62	0.5%
		RevPAR	$83.42	$82.43	$0.99	1.2%
		RevPAR Index	99.7%	98.8%		0.9%

17	3,990	IHG Hotels
		Occupancy	75.9%	74.4%		2.0%
		ADR	$108.05	$111.03	$(2.98)	(2.7)%
		RevPAR	$82.04	$82.63	$(0.59)	(0.7)%
		RevPAR Index	99.2%	98.8%		0.4%

4	875	Other Brands
		Occupancy	70.7%	67.3%		5.1%
		ADR	$96.74	$97.11	$(0.37)	(0.4)%
		RevPAR	$68.36	$65.37	$2.99	4.6%
		RevPAR Index	84.6%	82.7%		2.3%

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Direct operating expenses:
Rooms	$12,179	$11,725	$454	3.9%	18.2%	17.6%
Food and beverage	9,851	9,918	(67)	(0.7%)	14.7%	14.9%
Other	1,537	1,462	75	5.1%	2.3%	2.2%

Total direct operating expenses	$23,567	$23,105	$462	2.0%	35.2%	34.7%

Direct operating contribution (by revenue source):
Rooms	$37,185	$37,499	$(314)	(0.8%)
Food and beverage	5,553	5,405	148	2.7%
Other	601	669	(68)	(10.2%)

Total direct operating contribution	$43,339	$43,573	$(234)	(0.5%)

Direct operating contribution % (by revenue source):
Rooms	75.3%	76.2%
Food and beverage	36.0%	35.3%
Other	28.1%	31.4%

Total direct operating contribution	64.8%	65.3%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable Securities and Exchange Commission (“SEC”) rules. For instance, we use the term direct operating contribution to mean total revenues less total direct operating expenses as presented in the condensed consolidated statement of operations. We assess profitability by measuring changes in our direct operating contribution and direct operating contribution percentage, which is direct operating contribution as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating contribution, when combined with the presentation of GAAP operating income, revenues and expenses, provides useful information to management.
Total direct operating expenses increased $0.5 million, or 2.0%. Direct operating contribution decreased $0.2 million or 0.5%. As a percentage of total revenues, direct operating contribution decreased 50 basis points from 65.3% in 2007 to 64.8% in 2008.
Rooms expenses increased $0.5 million, or 3.9%. The increase was primarily a result of a 2.3% increase in occupancy. On a cost per occupied room (POR) basis, rooms expenses increased 1.9%, from $25.98 in 2007 to $26.48 in 2008 driven largely by higher employee medical insurance costs. Direct operating contribution for rooms decreased from 76.2% in 2007 to 75.3% in 2008.
Food and beverage expenses decreased $0.1 million or 0.7%. Direct operating contribution for food and beverage increased from $5.4 million in 2007 to $5.6 million in 2008, driven by higher occupancy and pricing.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,761	$3,714	$47	1.3%	5.6%	5.6%
Advertising and promotion	3,077	3,358	(281)	(8.4%)	4.6%	5.0%
Franchise fees	4,699	4,653	46	1.0%	7.0%	7.0%
Repairs and maintenance	3,005	2,699	306	11.3%	4.5%	4.0%
Utilities	3,122	2,967	155	5.2%	4.7%	4.4%
Other expenses	55	212	(157)	(74.1%)	0.1%	0.3%

Other hotel operating costs	17,719	17,603	116	0.7%	26.5%	26.4%
Property and other taxes, insurance, and leases	3,760	4,418	(658)	(14.9%)	5.6%	6.6%
Corporate and other	3,484	5,906	(2,422)	(41.0%)	5.2%	8.9%
Depreciation and amortization	7,989	7,098	891	12.6%	11.9%	10.6%
Impairment of long-lived assets	5,580	155	5,425	3500.0%	8.3%	0.2%

Total other operating expenses	$38,532	$35,180	$3,352	9.5%	57.6%	52.8%

Total operating expenses	$62,099	$58,285	$3,814	6.5%	92.8%	87.4%

Operating income	$4,807	$8,393	$(3,586)	(42.7%)	7.2%	12.6%

Operating income decreased $3.6 million in the second quarter of 2008 largely because of a $4.8 million impairment charge recorded at the Crowne Plaza Worcester, MA. Excluding this charge, operating income increased $1.2 million or 14.6%.
Other hotel operating costs increased $0.1 million, or 0.7%. The increase in other hotel operating costs was a result of the following factors:
•	Repairs and maintenance increased $0.3 million, or 11.3%, compared to the prior year primarily due to higher automotive maintenance costs, including fuel.

•	Utilities increased $0.2 million, an increase of 30 basis points as a percentage of total revenue, because of higher energy costs.

•	Advertising and promotion costs decreased $0.3 million, or 8.4%, driven by cost containment initiatives.

•	Other expenses decreased $0.2 million. In the second quarter of 2007, we incurred costs associated with a hotel brand conversion. Similar costs were not incurred in the second quarter of 2008.
Property and other taxes, insurance and leases decreased $0.7 million, or 14.9%. The decrease was driven by lower general liability and automobile insurance costs, resulting from lower claims, and lower property insurance premiums.
Corporate and other costs decreased $2.4 million, or 41.0%. The decline was largely a result of the August 2007 restructuring, which eliminated several corporate and regional positions, and cost containment initiatives. In addition, we incurred $0.3 million in consulting and other costs associated with a review of strategic alternatives in 2007, which did not recur in the second quarter of 2008.
Depreciation and amortization increased $0.9 million, or 12.6%, due primarily to the completion of several renovation projects in 2007 and early 2008.
Impairment of long-lived assets increased $5.4 million. Of this amount, $4.8 million relates to the Crowne Plaza Worcester, MA, which was reclassified from held for sale to held for use in the second quarter of 2008. Due to current market conditions, we believe that investing capital into the hotel using the funds currently held in escrow by the lender will generate a better return than selling the hotel at a reduced price. Therefore, the hotel is no longer being marketed and does not meet the held for sale criteria of SFAS No. 144. In accordance with SFAS No. 144, we recorded a $4.8 million impairment charge to write-down the hotel to the current estimated fair value. The remaining increase in impairment of $0.6 million was due to the write-off of assets that were replaced during our recent hotel renovations.

Non-operating income (expenses) — Continuing Operations

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$276	$807	$(531)	(65.8%)
Interest expense	(4,775)	(6,044)	(1,269)	(21.0%)
Loss on debt extinguishment	—	(3,330)	(3,330)	n/m
Interest income decreased $0.5 million primarily due to lower interest rates and lower average cash balances. Interest expense decreased $1.2 million due to lower interest rates and lower debt balances as compared to the second quarter of 2007.
The analysis below compares the results of operations for the six months ended June 30, 2008 and 2007.
Revenues — Continuing Operations

	Six Months Ended June 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$93,212	$92,045	$1,167	1.3%
Food and beverage	27,466	27,803	(337)	(1.2%)
Other	4,200	3,799	401	10.6%

Total revenues	$124,878	$123,647	$1,231	1.0%

Occupancy	70.9%	69.4%		2.2%
ADR	$108.55	$110.10	$(1.55)	(1.4%)
RevPar	$76.92	$76.40	$0.52	0.7%
Revenues for the first six months of 2008 increased $1.2 million or 1.0%. RevPAR increased 0.7% year over year and our RevPAR index grew 1.0% to 98.9%. Excluding hotels under renovation in the first six months of both years, RevPAR and RevPAR index both rose 2.4%. The transient segment primarily contributed to the growth in room revenue, increasing 2.4% year over year. Food and beverage revenue decreased $0.3 million, driven largely by lower banquet revenues. The growth in other revenues was due largely to fees for canceled events.
The first six months of 2008 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the first six months of 2008 for seven hotels under renovation was $1.6 million. In the first six months of 2007, four hotels were under renovation, causing total revenue displacement of $0.4 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the six months ended June 30, 2008 and 2007. We have presented this information in subsets to illustrate the impact of hotels under renovation and branding.

For the six months ended June 30, 2008 and 2007
Supplemental Operating Information

Hotel	Room		Six Months Ended June 30,
Count	Count		2008	2007	Increase (Decrease)
35	6,658	All Continuing Operations
		Occupancy	70.9%	69.4%		2.2%
		ADR	$108.55	$110.10	$(1.55)	(1.4)%
		RevPAR	$76.92	$76.40	$0.52	0.7%
		RevPAR Index	98.9%	97.9%		1.0%

26	4,711	Continuing Operations less hotels under renovation in the first and second quarters 2007 and/or 2008
		Occupancy	72.5%	70.2%		3.3%
		ADR	$105.48	$106.35	$(0.87)	(0.8)%
		RevPAR	$76.44	$74.65	$1.79	2.4%
		RevPAR Index	99.2%	96.9%		2.4%

12	1,397	Marriott Hotels
		Occupancy	72.0%	71.0%		1.4%
		ADR	$113.45	$114.58	$(1.13)	(1.0)%
		RevPAR	$81.67	$81.34	$0.33	0.4%
		RevPAR Index	110.8%	113.5%		(2.4)%

2	396	Hilton Hotels
		Occupancy	65.8%	64.4%		2.2%
		ADR	$112.59	$112.97	$(0.38)	(0.3)%
		RevPAR	$74.12	$72.80	$1.32	1.8%
		RevPAR Index	97.5%	94.7%		3.0%

17	3,990	IHG Hotels
		Occupancy	71.4%	70.3%		1.6%
		ADR	$108.35	$109.73	$(1.38)	(1.3)%
		RevPAR	$77.36	$77.12	$0.24	0.3%
		RevPAR Index	98.8%	96.8%		2.1%

4	875	Other Brands
		Occupancy	68.9%	65.0%		6.0%
		ADR	$99.56	$102.82	$(3.26)	(3.2)%
		RevPAR	$68.60	$66.83	$1.77	2.6%
		RevPAR Index	81.5%	80.4%		1.4%

Direct operating expenses — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Direct operating expenses:
Rooms	$23,362	$22,339	$1,023	4.6%	18.7%	18.1%
Food and beverage	18,670	18,753	(83)	(0.4%)	15.0%	15.2%
Other	2,925	2,704	221	8.2%	2.3%	2.2%

Total direct operating expenses	$44,957	$43,796	$1,161	2.7%	36.0%	35.4%

Direct operating contribution (by revenue source):
Rooms	$69,850	$69,706	$144	0.2%
Food and beverage	8,796	9,050	(254)	(2.8%)
Other	1,275	1,095	180	16.4%

Total direct operating contribution	$79,921	$79,851	$70	0.1%

Direct operating contribution % (by revenue source):
Rooms	74.9%	75.7%
Food and beverage	32.0%	32.6%
Other	30.4%	28.8%

Total direct operating contribution	64.0%	64.6%

Total direct operating expenses increased $1.2 million, or 2.7%, and increased as a percentage of total revenues from 35.4% in 2007 to 36.0% in 2008. Direct operating contribution increased $0.1 million.
Rooms expenses increased $1.0 million, or 4.6%. On a POR basis, rooms expenses increased 1.9% from $26.56 in 2007 to $27.07 in 2008. The increase was attributable to higher employee medical insurance costs, guest supplies, and commissions. Direct operating contribution for rooms decreased from 75.7% in 2007 to 74.9% in 2008.
Food and beverage expenses decreased $0.3 million, or 2.8%, primarily as a result of lower revenues, partially offset by higher claims for our self-insured medical and dental programs. Direct operating contribution for food and beverage declined from 32.6% in 2007 to 32.0% in 2008.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$7,761	$7,399	$362	4.9%	6.2%	6.0%
Advertising and promotion	6,536	6,592	(56)	(0.8%)	5.2%	5.3%
Franchise fees	8,776	8,603	173	2.0%	7.0%	7.0%
Repairs and maintenance	5,871	5,470	401	7.3%	4.7%	4.4%
Utilities	6,425	6,216	209	3.4%	5.1%	5.0%
Other expenses	229	212	17	8.0%	0.2%	0.2%

Other hotel operating costs	35,598	34,492	1,106	3.2%	28.5%	27.9%

Property and other taxes, insurance, and leases	8,112	9,242	(1,130)	(12.2%)	6.5%	7.5%
Corporate and other	9,369	11,569	(2,200)	(19.0%)	7.5%	9.4%
Casualty (gains) losses, net	—	(1,867)	1,867	(100.0%)	0.0%	(1.5%)
Depreciation and amortization	15,458	14,075	1,383	9.8%	12.4%	11.4%
Impairment of long-lived assets	7,721	314	7,407	2358.9%	6.2%	0.3%

Total other operating expenses	$76,258	$67,825	$8,433	12.4%	61.1%	54.9%

Total operating expenses	$121,215	$111,621	$9,594	8.6%	97.1%	90.3%

Operating income	$3,663	$12,026	$(8,363)	(69.5%)	2.9%	9.7%

Operating income decreased $8.4 million in the first six months of 2008. Impairment charges increased $7.4 million due largely to a $4.8 million impairment at the Crowne Plaza Worcester, MA and the write-off of assets that were replaced during our recent hotel renovations, including certain building improvements and furniture, fixtures and equipment. In addition, in the first six months of 2007, we recorded casualty gains of $1.9 million related to the settlement of a property damage claim at one of our hotels. Similar gains were not recorded in the first six months of 2008. Excluding these items, operating income increased $0.9 million.
Other hotel operating costs increased $1.1 million, or 3.2%, and increased 60 basis points as a percentage of total revenues. The increase in other hotel operating costs was a result of the following factors:
•	Repairs and maintenance increased $0.4 million, or 7.3%, compared to the prior year primarily due to higher automotive maintenance costs, including fuel.

•	Hotel general and administrative costs increased $0.4 million, or 4.9%, as we benefited from sales tax credits and bad debt recoveries in 2007.

•	Franchise fees increased $0.2 million, or 2.0%, but remained constant as a percentage of total revenues.

•	Utilities increased $0.2 million, an increase of 10 basis points as a percentage of total revenue, due to higher energy costs.
Property and other taxes, insurance and leases decreased $1.1 million, or 12.2%, driven by lower general liability and automobile insurance costs, resulting from lower claims, and lower property insurance premiums.
Corporate and other costs decreased $2.2 million, or 19.0%. In the first six months of 2008, we incurred $1.1 million in severance and related costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer. These costs were more than offset by lower corporate overhead resulting from the August 2007 restructuring, cost containment initiatives and the absence of $0.6 million in consulting and other costs associated with a review of strategic alternatives in 2007.
Depreciation and amortization increased $1.4 million, or 9.8%, due primarily to the completion of several renovation projects in 2007 and early 2008.
Non-operating income (expenses) – Continuing Operations

	Six Months Ended June 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$666	$1,719	$(1,053)	(61.3%)
Interest expense	(9,947)	(11,422)	(1,475)	(12.9%)
Loss on debt extinguishment	—	(3,330)	(3,330)	n/m
Interest income decreased $1.1 million, or 61.3%, primarily due to lower interest rates and lower average cash balances. Interest expense decreased $1.5 million, or 12.9%, due to the lower interest rates and lower debt balances. The loss on debt extinguishment in 2007 related to the April 2007 refinancing.
Results of Operations — Discontinued Operations
During the six months ended June 30, 2008, two hotels were sold for an aggregate sales price of approximately $8.1 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
We recorded impairment on assets held for sale in the six months ended June 30, 2008 and 2007. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended June 30, 2008 included the following (amounts below are individually rounded):
•	$0.6 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $1.5 million recorded during the six months ended June 30, 2008 included the following (amounts below are individually rounded):
•	$0.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $0.7 million recorded during the three months ended June 30, 2007 related mainly to the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $2.3 million recorded during the six months ended June 30, 2007 included the following (amounts below are individually rounded):
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price, net of selling costs;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.3 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
In January 2008, we reclassified an additional 9 hotels as held for sale. In May 2008, we reclassified the former Holiday Inn Marietta, GA to held for sale in accordance with SFAS No. 144. In June 2008, we reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use.
In the first six months of 2008, we finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. We received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, we recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of $5.6 million, after deducting related costs.
Also, in the first six months of 2008, we recorded expenses totaling $2.5 million related to the additional hotels that we plan to sell. The amount represents a fee payable to our financial advisors, who were engaged to assist the Company in its review of strategic alternatives. The fee allows us to sell those hotels without further obligation to our financial advisors.
Income Taxes
For the year ended December 31, 2007, we have an estimated taxable loss of $48.0 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $373.2 million were available for federal income tax purposes of which $217.6 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007 $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $51.3 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2007.
In 2008, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitations.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset our net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At June 30, 2008, net operating loss carryforwards of $217.6 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
We were required to adopt the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” issued by the FASB with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005 and 2006 and 2007 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2008. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $59.2 million of deferred tax assets fully offset by a valuation allowance. The balance of the $59.2 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such release will affect the income tax provision in the period of release.
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended June 30, 2008. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at June 30, 2008:

	2008		2007				2006
	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(Unaudited in thousands)
Revenues:
Rooms	$49,364	$43,848	$40,730	$46,942	$49,224	$42,821	$39,510	$43,757
Food and beverage	15,404	12,062	14,429	12,857	15,323	12,480	13,670	11,530
Other	2,138	2,062	1,819	2,134	2,131	1,668	1,775	1,836

	66,906	57,972	56,978	61,933	66,678	56,969	54,955	57,123

Direct operating expenses:
Rooms	12,179	11,183	10,497	11,997	11,725	10,614	10,481	11,304
Food and beverage	9,851	8,819	9,054	9,432	9,918	8,835	9,161	8,607
Other	1,537	1,388	1,288	1,512	1,462	1,242	1,275	1,369

	23,567	21,390	20,839	22,941	23,105	20,691	20,917	21,280

	43,339	36,582	36,139	38,992	43,573	36,278	34,038	35,843
Other operating expenses:
Other hotel operating costs	17,719	17,879	16,285	17,847	17,603	16,889	15,433	16,227
Property and other taxes, insurance and leases	3,760	4,352	4,334	4,087	4,418	4,824	4,578	5,008
Corporate and other	3,484	5,885	4,248	5,575	5,906	5,663	4,936	5,586
Casualty (gain) losses, net	—	—	—	—	—	(1,867)	—	(3,085)
Restructuring	—	—	(25)	1,258	—	—	—	—
Depreciation and amortization	7,989	7,469	7,464	7,226	7,098	6,977	6,972	7,070
Impairment of long-lived assets	5,580	2,141	796	512	155	159	147	281

Other operating expenses	38,532	37,726	33,102	36,505	35,180	32,645	32,066	31,087

Operating (loss) income	4,807	(1,144)	3,037	2,487	8,393	3,633	1,972	4,756

Other income (expenses):
Business interruption insurance proceeds	—	—	—	—	—	—	(47)	2,447
Interest income and other	276	390	912	1,312	807	912	651	770
Other interest expense	(4,775)	(5,172)	(5,790)	(5,958)	(6,044)	(5,378)	(5,452)	(5,632)
Loss on debt extinguishment	—	—	—	—	(3,330)	—	—	—

Income (loss) before income taxes and minority interests	308	(5,926)	(1,841)	(2,159)	(174)	(833)	(2,876)	2,341
Minority interests (net of taxes, nil)	—	—	—	—	(56)	(365)	335	100

Income (loss) before income taxes — continuing operations	308	(5,926)	(1,841)	(2,159)	(230)	(1,198)	(2,541)	2,441
(Provision) benefit for income taxes — continuing operations	(24)	(63)	(2,262)	1,027	372	707	(9,154)	(1,314)

Income (loss) from continuing operations	284	(5,989)	(4,103)	(1,132)	142	(491)	(11,695)	1,127

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,986	(1,357)	(5,824)	1,818	(248)	2,209	(13,527)	(2,034)
Benefit (provision) for income taxes	97	(172)	1,854	(639)	(157)	(1,875)	4,509	1,069

Income (loss) from discontinued operations	6,083	(1,529)	(3,970)	1,179	(405)	334	(9,018)	(965)

Net income (loss) attributable to common stock	$6,367	$(7,518)	$(8,073)	$47	$(263)	$(157)	$(20,713)	$162

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2008 and 2007, by market. The tables exclude the former Holiday Inn Marietta, GA since it was closed on January 15, 2006 due to fire damage.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;

•	Midscale with Food & Beverage: Holiday Inn, Holiday Inn Select; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.
Combined Continuing and Discontinued Operations — 43 hotels (excludes 1 hotel)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	74.9%	74.8%	69.7%	70.8%
Average daily rate	$121.46	$121.83	$120.33	$120.65
RevPAR	$91.03	$91.19	$83.85	$85.38

Upscale
Number of properties	22	20	22	20
Number of rooms	4,052	3,580	4,052	3,580
Occupancy	75.7%	73.5%	72.5%	70.8%
Average daily rate	$107.42	$110.06	$111.01	$114.07
RevPAR	$81.35	$80.86	$80.47	$80.77

Midscale with Food & Beverage
Number of properties	14	16	14	16
Number of rooms	2,699	3,171	2,699	3,171
Occupancy	72.1%	71.4%	67.4%	66.8%
Average daily rate	$100.86	$104.41	$97.90	$99.78
RevPAR	$72.67	$74.59	$65.98	$66.66

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	54.4%	62.2%	55.0%	60.1%
Average daily rate	$91.24	$89.64	$103.94	$98.12
RevPAR	$49.68	$55.75	$57.18	$58.99

Independent Hotels
Number of properties	1	1	1	1
Number of rooms	105	105	105	105
Occupancy	34.2%	61.4%	34.7%	58.9%
Average daily rate	$58.62	$48.09	$57.01	$47.91
RevPAR	$20.06	$29.51	$19.77	$28.20

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	73.2%	72.3%	69.4%	68.7%
Average daily rate	$106.04	$107.85	$107.12	$108.03
RevPAR	$77.62	$77.97	$74.37	$74.23

Continuing Operations — 35 hotels (excludes 9 held for sale hotels)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Upper Upscale
Number of properties	3	3	3	3
Number of rooms	634	634	634	634
Occupancy	74.4%	77.1%	68.6%	72.4%
Average daily rate	$128.32	$127.71	$127.48	$126.48
RevPAR	$95.54	$98.48	$87.49	$91.55

Upscale
Number of properties	22	20	22	22
Number of rooms	4,052	3,580	4,052	4,052
Occupancy	75.7%	73.5%	72.5%	70.8%
Average daily rate	$107.42	$110.06	$111.01	$114.07
RevPAR	$81.35	$80.86	$80.47	$80.77

Midscale with Food & Beverage
Number of properties	8	10	8	8
Number of rooms	1,728	2,200	1,728	1,728
Occupancy	78.1%	74.3%	70.1%	67.2%
Average daily rate	$103.87	$107.38	$96.30	$0.00
RevPAR	$81.09	$79.81	$67.51	$66.86

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	54.4%	62.2%	55.0%	60.1%
Average daily rate	$91.24	$89.64	$103.94	$98.12
RevPAR	$49.68	$55.75	$57.18	$58.99

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,658	6,658	6,658	6,658
Occupancy	75.4%	73.7%	70.9%	69.4%
Average daily rate	$108.00	$110.29	$108.55	$110.10
RevPAR	$81.48	$81.27	$76.92	$76.40

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and six months ended June 30, 2008 and 2007, by region. The tables exclude the former Holiday Inn Marietta, GA because it was closed on January 15, 2006 due to fire damage.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 43 hotels (excludes 1 hotel)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Northeast Region
Number of properties	17	17	17	17
Number of rooms	3,462	3,462	3,462	3,462
Occupancy	73.4%	72.4%	66.5%	66.9%
Average daily rate	$108.01	$109.60	$106.10	$105.99
RevPAR	$79.29	$79.38	$70.57	$70.89

Southeast Region
Number of properties	11	11	11	11
Number of rooms	1,729	1,729	1,729	1,729
Occupancy	75.8%	77.0%	71.1%	71.0%
Average daily rate	$111.59	$113.05	$112.09	$114.14
RevPAR	$84.58	$87.10	$79.71	$81.04

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,418	1,418	1,418	1,418
Occupancy	73.2%	67.1%	70.0%	63.2%
Average daily rate	$99.62	$100.14	$98.85	$99.82
RevPAR	$72.88	$67.17	$69.15	$63.13

West Region
Number of properties	7	7	7	7
Number of rooms	1,316	1,316	1,316	1,316
Occupancy	69.2%	71.3%	74.3%	76.4%
Average daily rate	$99.91	$103.60	$111.66	$112.59
RevPAR	$69.19	$73.88	$82.97	$86.02

All Hotels
Number of properties	43	43	43	43
Number of rooms	7,925	7,925	7,925	7,925
Occupancy	73.2%	72.3%	69.4%	68.7%
Average daily rate	$106.04	$107.85	$107.12	$108.03
RevPAR	$77.62	$77.97	$74.37	$74.23

Continuing Operations — 35 hotels (excludes 9 held for sale hotels)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,852	2,852	2,852	2,852
Occupancy	74.4%	72.2%	67.2%	66.8%
Average daily rate	$109.94	$112.08	$107.59	$108.53
RevPAR	$81.78	$80.97	$72.29	$72.51

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	78.5%	78.1%	73.5%	71.8%
Average daily rate	$113.08	$116.35	$113.77	$117.65
RevPAR	$88.75	$90.83	$83.59	$84.46

Midwest Region
Number of properties	7	7	7	7
Number of rooms	1,227	1,227	1,227	1,227
Occupancy	72.6%	67.0%	69.5%	62.9%
Average daily rate	$99.67	$100.25	$98.97	$99.92
RevPAR	$72.38	$67.20	$68.75	$62.85

West Region
Number of properties	5	5	5	5
Number of rooms	955	955	955	955
Occupancy	77.0%	79.1%	79.2%	81.3%
Average daily rate	$103.74	$106.14	$113.54	$112.73
RevPAR	$79.88	$83.93	$89.93	$91.68

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,658	6,658	6,658	6,658
Occupancy	75.4%	73.7%	70.9%	69.4%
Average daily rate	$108.00	$110.29	$108.55	$110.10
RevPAR	$81.48	$81.27	$76.92	$76.40

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, capital expenditures and share repurchases. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as a reduction in demand for lodging or displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At June 30, 2008, airline receivables represented approximately 20% of our consolidated gross accounts receivable. A downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At June 30, 2008, we had 9 hotels classified as held for sale.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, and to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors” of our Form 10-K.
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
At June 30, 2008, we had working capital (current assets less current liabilities) of $61.0 million compared to $54.7 million at December 31, 2007.
We believe that the combination of our current cash, cash flows from operations, capital expenditure escrows and asset sales will be sufficient to meet our working capital needs for the next 24 months.
Approximately $147 million of the Company’s outstanding long-term indebtedness, including its mortgage debt, is scheduled to mature in 2009. The Company currently anticipates that all or a significant portion of this amount will need to be refinanced at maturity. The terms of any refinancing or new borrowing would be determined by then-current market conditions and other factors, and could impose significant burdens on the Company’s financial condition and operating flexibility.
Our ability to meet our long-term cash needs is dependent on the market conditions of the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy, and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. Additionally, the Company cannot provide any assurance that it will be able to refinance any of its indebtedness which failure could cause the Company to default on its obligations and impair its liquidity. Also, we could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $14.6 million in the first six months of 2008, compared to $18.7 million for the same period in 2007. The decrease in cash generated by operations was largely attributable to operating fewer properties in 2008 than in 2007.

Investing activities
Investing activities used cash of $7.8 million in the first six months of 2008. Capital improvements were $25.5 million and we deposited $0.4 million in our restricted cash accounts. We withdrew $5.1 million from the capital expenditure reserves with our lenders. We received net proceeds of $7.7 million from the sale of assets. In addition, we received $5.2 million of net insurance proceeds related to casualty claims on the former Holiday Inn Marietta, GA.
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
Financing activities
Financing activities used cash of $24.8 million in the first six months of 2008. We purchased $16.8 million of treasury stock and made principal payments of $8.0 million, including $5.5 million to release the former Holiday Inn Marietta, GA as collateral on the Merrill Lynch Fixed Loan.
Financing activities used cash of $19.1 million in the first six months of 2007. We received $130.0 million in gross proceeds associated with the April 2007 refinancing and used the net proceeds to payoff existing debt. We made principal payments of $141.7 million, purchased $1.9 million of treasury stock, paid deferred financing costs of $1.7 million, and paid defeasance costs of $3.9 million.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K and Notes 7 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At June 30, 2008 and December 31, 2007, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $169.8 million and $170.0 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of June 30, 2008 was approximately nil. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at June 30, 2008 and December 31, 2007 was not material. The impact on annual results of operations of a hypothetical one percentage point interest rate reduction as of June 30, 2008 would be a reduction in income before income taxes of approximately nil.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one percentage point interest rate increase on the outstanding fixed-rate debt at June 30, 2008 would be approximately $2.4 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of the majority of our assets being encumbered on our borrowings and future growth;

•	Our ability to meet the continuing listing requirements of the American Stock Exchange;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices; and

•	The risks identified in our Form 10-K under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods required by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of our disclosure controls and procedures carried out as of June 30, 2008, our President and Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
On January 15, 2006, the former Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of August 1, 2008, twelve lawsuits related to the fire are pending, including one alleging wrongful death.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to the Company’s purchases of common stock made during the three months ended June 30, 2008.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
	Shares	Paid Per Share	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	(2)	Programs	Programs
April 2008	128,713	$11.18	127,713	$10,000,000
May 2008	47,752	$9.00	46,679	$9,581,399
June 2008	124,954	$8.30	124,954	$8,544,461

	301,419	$9.59	299,346

(1)	The total number of shares purchased includes:

(a)	shares purchased pursuant to the August 2007 share repurchase program, which granted a maximum of $30 million of repurchase authority expiring in August 2009. The remaining authority under this program was fulfilled in April 2008.

(b)	shares purchased pursuant to the April 2008 share repurchase program, which granted a maximum of $10 million of repurchase authority expiring in April 2009.

(c)	shares surrendered to the Company to satisfy tax withholding obligations in connection with the Stock Incentive Plan, of which there were 1,000 in April, 1,073 in May and none in June 2008.

(2)	The average price paid per share excludes commissions.
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

LODGIAN, INC.
	By:	/s/ PETER T. CYRUS
Peter T. Cyrus
Date: August 7, 2008		Interim President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Date: August 7, 2008		Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
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

10.1
Form of Lodgian, Inc. Amended and Restated Executive and Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K (File No. 1-14537), filed with the Commission on April 15, 2008).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.