Form 10-Q
period 2008-09-30
LODGIAN INC
filed 2008-11-06
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2008

Common	21,415,978

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited in thousands, except share data)
ASSETS
Current assets:

Cash and cash equivalents	$20,552	$54,389
Cash, restricted	9,496	8,363
Accounts receivable (net of allowances: 2008 - $387; 2007 - $323)	9,889	8,794
Insurance receivable	—	2,254
Inventories	3,200	3,097
Prepaid expenses and other current assets	20,617	18,186

Assets held for sale	47,822	8,009

Total current assets	111,576	103,092

Property and equipment, net	446,826	499,986
Deposits for capital expenditures	12,370	16,565
Other assets	3,789	5,087

	$574,561	$624,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,148	$9,692
Other accrued liabilities	26,747	28,336
Advance deposits	1,700	1,683
Insurance advances	—	2,650
Current portion of long-term liabilities	127,668	5,092

Liabilities related to assets held for sale	22,537	961

Total current liabilities	185,800	48,414

Long-term liabilities	195,109	355,728

Total liabilities	380,909	404,142
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,075,837 and 25,008,621 issued at September 30, 2008 and December 31, 2007, respectively	251	250
Additional paid-in capital	330,561	329,694
Accumulated deficit	(100,596)	(93,262)
Accumulated other comprehensive income	3,083	4,115
Treasury stock, at cost, 3,806,000 and 1,709,878 shares at September 30, 2008 and December 31, 2007, respectively	(39,647)	(20,209)

Total stockholders’ equity	193,652	220,588

	$574,561	$624,730

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$46,679	$46,942	$139,891	$138,987
Food and beverage	12,545	12,857	40,011	40,660
Other	2,176	2,134	6,376	5,933

Total revenues	61,400	61,933	186,278	185,580

Direct operating expenses:
Rooms	12,200	11,997	35,562	34,336
Food and beverage	9,070	9,432	27,740	28,185
Other	1,548	1,512	4,473	4,216

Total direct operating expenses	22,818	22,941	67,775	66,737

	38,582	38,992	118,503	118,843

Other operating expenses:
Other hotel operating costs	18,287	17,847	53,885	52,339

Property and other taxes, insurance, and leases	4,226	4,087	12,338	13,329
Corporate and other	4,373	5,575	13,742	17,144
Casualty gains, net	(57)	—	(57)	(1,867)
Restructuring	—	1,258	—	1,258

Depreciation and amortization	8,120	7,226	23,578	21,301

Impairment of long-lived assets	1,393	512	9,114	826

Total other operating expenses	36,342	36,505	112,600	104,330

Operating income	2,240	2,487	5,903	14,513

Other income (expenses):
Interest income and other	241	1,312	907	3,031
Interest expense	(4,821)	(5,958)	(14,768)	(17,380)
Loss on debt extinguishment	—	—	—	(3,330)

Loss before income taxes and minority interests	(2,340)	(2,159)	(7,958)	(3,166)
Minority interests (net of taxes, nil)	—	—	—	(421)
Benefit (provision) for income taxes — continuing operations	81	1,027	(6)	2,106

Loss from continuing operations	(2,259)	(1,132)	(7,964)	(1,481)

Discontinued operations:

(Loss) income from discontinued operations before income taxes	(3,870)	1,818	759	3,779
Provision for income taxes — discontinued operations	(54)	(639)	(129)	(2,671)

(Loss) income from discontinued operations	(3,924)	1,179	630	1,108

Net (loss) income attributable to common stock	$(6,183)	$47	$(7,334)	$(373)

Basic net loss per share attributable to common stock	$(0.29)	$—	$(0.33)	$(0.02)

Diluted net loss per share attributable to common stock	$(0.29)	$—	$(0.33)	$(0.02)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
	(Unaudited in thousands, except share data)
Balance, December 31, 2007	25,008,621	250	329,694	(93,262)	4,115	1,709,878	(20,209)	220,588
Amortization of unearned stock compensation	—	—	845	—	—	—	—	845
Issuance and vesting of restricted and nonvested shares	64,882	1	(1)	—	—	—	—	—
Exercise of stock options	2,334	—	23	—	—	—	—	23
Repurchases of treasury stock	—	—	—	—	—	2,096,122	(19,438)	(19,438)
Comprehensive loss:
Net loss	—	—	—	(7,334)	—	—	—	(7,334)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(1,032)	—	—	(1,032)

Total comprehensive loss			—	—	—	—	—	(8,366)

Balance, September 30, 2008	25,075,837	251	330,561	(100,596)	3,083	3,806,000	(39,647)	193,652

Comprehensive loss for the three months ended September 30, 2008 was $6.7 million. Comprehensive income for the three and nine months ended September 30, 2007 was $0.8 million and $1.5 million, respectively. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited in thousands)
Operating activities:
Net loss	$(7,334)	$(373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,598	23,848
Impairment of long-lived assets	16,917	3,551
Stock compensation expense	845	1,126
Casualty gain, net	(5,640)	(4,525)
Deferred income taxes	—	(149)
Minority interests	—	421
Gain on asset dispositions	(2,303)	(1,947)
Loss on extinguishment of debt	537	4,735
Amortization of deferred financing costs	1,120	1,048
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,232)	(4,082)
Insurance receivable	—	931
Inventories	(566)	(63)
Prepaid expenses and other assets	(1,910)	2,812
Accounts payable	(1,585)	(2,213)
Other accrued liabilities	(373)	1,162
Advance deposits	179	505

Net cash provided by operating activities	21,253	26,787

Investing activities:
Capital improvements	(35,758)	(31,009)
Proceeds from sale of assets, net of related selling costs	10,873	72,289
Acquisition of minority partner’s interest	—	(16,361)
Withdrawals for capital expenditures	4,195	3,948
Insurance proceeds related to casualty claims, net	5,244	658
Net increase in restricted cash	(1,133)	(1,533)
Other	(25)	(33)

Net cash (used in) provided by investing activities	(16,604)	27,959

Financing activities:
Proceeds from issuance of long term debt	—	130,000
Proceeds from exercise of stock options	23	257
Principal payments on long-term debt	(18,004)	(152,522)
Purchases of treasury stock	(19,834)	(6,366)
Payments of deferred financing costs	—	(1,666)
Payments of defeasance costs	(487)	(3,820)
Other	—	53

Net cash used in financing activities	(38,302)	(34,064)

Effect of exchange rate changes on cash	(184)	289

Net (decrease) increase in cash and cash equivalents	(33,837)	20,971
Cash and cash equivalents at beginning of year	54,389	48,188

Cash and cash equivalents at end of year	$20,552	$69,159

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$15,463	$20,337
Interest capitalized	251	187
Income taxes, net of refunds	157	1,281
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	73	652
Purchases of property and equipment on account	2,622	3,272
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
As of September 30, 2008, the Company operated 43 hotels with an aggregate of 7,921 rooms, located in 23 states and Canada. Of the 43 hotels, 35 hotels, with an aggregate of 6,654 rooms, were held for use, while 8 hotels with an aggregate of 1,267 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. The 43 hotels consisted of:
•	42 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of September 30, 2008, the Company operated all but one of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 23 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional seven hotels under other nationally recognized brands.
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
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 and cash flows for the nine months ended September 30, 2008 and September 30, 2007. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
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
3. Stock-Based Compensation
The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees and consultants. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards, or other awards as determined by the Compensation Committee, including awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The following schedule summarizes the activity for the nine months ended September 30, 2008:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2007	2,536,666
Nonvested stock issued January 22, 2008	(76,500)
Nonvested stock issued February 12, 2008	(24,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	11,257
Nonvested shares forfeited in 2008	4,668
Stock options forfeited in 2008	32,830

Available for issuance, September 30, 2008	2,484,921

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of September 30, 2008, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants during the nine months ended September 30, 2008.
A summary of stock option activity during the nine months ended September 30, 2008 is summarized below:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2007	212,408	$10.60
Exercised	(2,334)	9.68
Forfeited	(32,830)	10.31

Balance, September 30, 2008	177,244	$10.66

The amount of cash received from the exercise of stock options during the nine months ended September 30, 2008 was approximately $23,000. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2008 was approximately $2,000.
A summary of options outstanding and exercisable (vested), and expected to vest at September 30, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted average	Weighted
		remaining life	average		remaining life	average
Range of prices	Number	(in years)	exercise price	Number	(in years)	exercise price
$7.83 to $9.39	74,663	6.6	$9.05	74,663	6.6	$9.05
$9.40 to $10.96	73,587	5.8	$10.51	73,587	5.8	$10.51
$10.97 to $15.66	28,994	4.9	$15.21	28,994	4.9	$15.21

	177,244	6.0	$10.66	177,244	6.0	$10.66

Vested	177,244	6.0	$10.66

($ in thousands)
Aggregate intrinsic value of stock options outstanding	$—

Aggregate intrinsic value of stock options expected to vest	$—

Aggregate intrinsic value of stock options exercisable	$—

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
On April 11, 2008, the Committee approved the Lodgian, Inc. Amended and Restated Executive Incentive Plan (the “Revised Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2008 calendar year will be granted on or before March 15, 2009 and vest in two equal annual installments. The potential awards are divided into three categories. The first category of awards will be granted upon the employee satisfying certain service conditions. The second category will be granted dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category will be granted dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense totaling $72,000 in the third quarter of 2008 based upon the assumed issuance of 108,089 shares of nonvested stock, with an estimated grant-date fair value of $7.80 per share.
In April 2008, one member of the Board of Directors did not stand for re-election. The Board elected to accelerate the vesting of the member’s nonvested stock awards. In May 2008, a key employee was terminated from the Company. As part of the separation agreement the Company accelerated vesting of nonvested stock awards. The aggregate value of both grants, $0.1 million, was fully expensed in the second quarter of 2008.
In September 2008, three employees were terminated from the Company. Pursuant to the terms of their original award agreements, these employees were entitled to acceleration of the vesting of 4,001 shares of previously issued nonvested stock. The aggregate value of the grants, $34,000, was fully expensed in the third quarter of 2008.
A summary of nonvested stock activity during the nine months ended September 30, 2008 is as follows:

		Weighted Average
		Grant Date
	Nonvested Stock	Fair Value
Balance, December 31, 2007	115,191	$12.89
Granted	100,500	8.85
Forfeited	(4,668)	10.49
Vested	(64,882)	12.52

Balance, September 30, 2008	146,141	$10.35

The aggregate fair value of nonvested stock awards that vested during the nine months ended September 30, 2008 was $0.6 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of September 30, 2008 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
Stock Options	$—	—
Nonvested Stock	936	1.44
Revised Plan Nonvested Stock Awards	651	2.46

Total	$1,587	1.86

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
Compensation expense for the three months ended September 30, 2008 and 2007 is summarized below:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$—	$—	$102	$40
Nonvested Stock	224	87	368	143
Revised Plan Nonvested Stock Awards	72	28	—	—

Total	$296	$115	$470	$183

Compensation expense for the nine months ended September 30, 2008 and 2007 is summarized below:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	(Expense) Benefit	Expense	Benefit
	(Unaudited in thousands)
Stock Options	$(51)	$(20)	$100	$39
Nonvested Stock	777	302	1,026	$398
Revised Plan Nonvested Stock Awards	119	46	—	—

Total	$845	$328	$1,126	$437

4. Treasury Stock

During the nine months ended September 30, 2008, 64,882 shares of nonvested stock awards vested, of which 11,257 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $104,000. Also, during the nine months ended September 30, 2008, the Company repurchased 3,667 shares of nonvested stock awards that vested at an aggregate cost of $32,000.
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
On April 11, 2008, the Board of Directors of the Company approved the repurchase of an additional $10 million of common stock over a period ending no later than April 15, 2009. As of September 30, 2008, the Company had repurchased approximately 554,000 shares at an aggregate cost of $4.4 million. There were no repurchases during the month of October.
The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
On April 17, 2008, the Company sold the Holiday Inn Frederick, MD for a gross sales price of $5.0 million. On May 13, 2008, the Company sold the former Holiday Inn St. Paul, MN for a gross sales price of $3.1 million. On August 14, 2008, the Company sold the former Holiday Inn Marietta, GA for a gross sales price of $3.3 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at September 30, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “(Loss) income from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
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
The impairment of long-lived assets held for sale of $6.3 million recorded during the three months ended September 30, 2008 included the following (amounts below are individually rounded):

•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.2 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$1.0 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs; and

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $7.8 million recorded during the nine months ended September 30, 2008 included the following (amounts below are individually rounded):
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$1.6 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $0.5 million recorded during the three months ended September 30, 2007 related mainly to the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $2.7 million recorded during the nine months ended September 30, 2007 included the following:
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price, net of selling costs;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs;

•	$0.4 million on the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.3 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At December 31, 2007, the held for sale portfolio consisted of two hotels. In January 2008, the Company reclassified an additional 9 hotels as held for sale in accordance with SFAS No. 144. In May 2008, the Company reclassified the former Holiday Inn Marietta, GA to held for sale. In June 2008, the Company reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use. Due to current market conditions, the Company believes that investing capital into the hotel using the funds currently held in escrow by the lender will generate a better return than selling the hotel at a reduced price. The Company recorded an impairment charge of $4.8 million, which is included in income from continuing operations in the Company’s Condensed Consolidated Statement of Operations. At September 30, 2008, the held for sale portfolio consisted of the following 8 hotels:
•	French Quarter Suites Memphis, TN

•	Hilton Northfield, MI

•	Holiday Inn Cromwell Bridge, MD

•	Holiday Inn East Hartford, CT

•	Holiday Inn Frisco, CO

•	Holiday Inn Glen Burnie, MD

•	Holiday Inn Phoenix, AZ

•	Holiday Inn Select Windsor, Ontario, Canada
Summary balance sheet information for assets held for sale is as follows:

	September 30, 2008	December 31, 2007
	(Unaudited in thousands)
Property and equipment, net	$45,136	$7,781
Other assets	2,686	228

Assets held for sale	$47,822	$8,009

Other liabilities	$13,203	$961
Long-term debt	9,334	—

Liabilities related to assets held for sale	$22,537	$961

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited in thousands)
Total revenues	$7,703	$12,270	$25,792	$65,582
Total expenses	(6,669)	(11,122)	(23,937)	(59,071)
Impairment of long-lived assets	(6,306)	(475)	(7,803)	(2,725)
Business interruption proceeds	—	299	672	571
Interest income and other	9	18	25	47
Interest expense	(401)	(709)	(1,339)	(3,825)
Casualty gains, net	—	—	5,583	2,658
Gain on asset disposition	2,303	1,750	2,303	1,947
Loss on extinguishment of debt	(509)	(213)	(537)	(1,405)
Provision for income taxes	(54)	(639)	(129)	(2,671)

(Loss) income from discontinued operations	$(3,924)	$1,179	$630	$1,108

In addition to the assets held for sale listed above, the hotels that were sold prior to 2008 were included in the statement of operations for discontinued operations for 2007. See Note 8 for further discussion of the $5.6 million casualty gain and Note 7 for further discussion of the $0.5 million loss on extinguishment of debt.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited in thousands, except per share data)
Numerator:
Loss from continuing operations	$(2,259)	$(1,132)	$(7,964)	$(1,481)
(Loss) income from discontinued operations	(3,924)	1,179	630	1,108

Net (loss) income attributable to common stock	$(6,183)	$47	$(7,334)	$(373)

Denominator:
Basic weighted average shares	21,412	24,457	21,944	24,478

Diluted weighted average shares	21,412	24,457	21,944	24,478

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.05)	$(0.36)	$(0.06)
Income (loss) from discontinued operations	(0.18)	0.05	0.03	0.05

Net (loss) income attributable to common stock	$(0.29)	$—	$(0.33)	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.05)	$(0.36)	$(0.06)
Income (loss) from discontinued operations	(0.18)	0.05	0.03	0.05

Net income (loss) attributable to common stock	$(0.29)	$—	$(0.33)	$(0.02)

For the three months ended September 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 177,244 shares of common stock), the assumed conversion of 146,141 shares of nonvested stock, the assumed issuance of 108,089 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the nine months ended September 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 177,244 shares of common stock), the assumed conversion of 146,141 shares of nonvested stock, the assumed issuance of 108,089 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
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
7. Long-Term Liabilities
As of September 30, 2008, 36 of the 43 hotels were pledged as collateral for mortgage debt. Certain mortgage notes are subject to defeasance obligations if the Company repays them prior to their maturity. Approximately 50% of the mortgage debt bears interest at fixed rates and approximately 50% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of September 30, 2008, the Company was in compliance with all of its financial debt covenants. A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is summarized below:

	September 30, 2008			December 31, 2007
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at September 30, 2008
Mortgage Debt
Merrill Lynch Mortgage Lending, Inc. — Fixed	18	$239,000	$136,712	$153,940	6.58%
Goldman Sachs	10	118,426	130,000	130,000	LIBOR plus 1.50%; capped at 8.50%
Wachovia	4	31,617	34,914	35,425	$9,527 at 6.03%; $3,005 at 5.78%; $22,382 at 6.04%

IXIS	4	36,450	39,640	40,041	$18,588 at LIBOR plus 2.90%, capped at 8.4%; $21,052 at LIBOR plus 2.95%, capped at 8.45%

Total	36	425,493	341,266	359,406	5.40%(1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	157	633
Other	—	—	1,393	781

	—	—	1,550	1,414

Property, plant and equipment — unencumbered	7	66,469	—	—

	43	491,962	342,816	360,820

Held for sale	(8)	(45,136)	(20,039)	—

Total (2)	35	$446,826	$322,777	$360,820

(1)	The rate represent the annual effective weighted average cost of debt at September 30, 2008.

(2)	Long-term debt obligations at September 30, 2008 and December 31, 2007 include the current portion.
During the second quarter, the Company paid $5.5 million on one of the Merrill Lynch Fixed Mortgage Lending, Inc. (“Merrill Lynch Fixed”) loans to release as collateral the former Holiday Inn Marietta, GA.
In September 2008, the Company defeased $9.4 million of one of the Merrill Lynch Fixed loans. The loan was secured by seven hotels. The Company purchased $9.7 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel is classified as held for sale. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.5 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.
The Merrill Lynch loans, with an aggregate principal balance of $136.7 million as of September 30, 2008, mature in July 2009. As such, the Company has classified these loans as current in the Condensed Consolidated Balance Sheet as of September 30, 2008. The Company has engaged a mortgage banker to facilitate the refinancing process and to assist in negotiations with prospective lenders. However, the Company can provide no assurance that it will be able to refinance these loans given the current market conditions.
The Goldman Sachs loan, with a principal balance of $130.0 million as of September 30, 2008, matures in May 2009. However, the loan agreement provides the Company with the option to extend the loan for three additional one-year periods, based upon certain conditions. The Company has the ability and the intent to exercise the first option on the loan to extend the term to May 2010 and as such has classified this loan as long term in the Condensed Consolidated Balance Sheet as of September 30, 2008.
The Company has two mortgage loans with IXIS. One of these loans, with a principal balance of $18.6 million as of September 30, 2008, matured on December 9, 2007. However, the Company exercised the first of three available one-year extensions, bringing the current maturity date of the loan to December 9, 2008. The Company has the ability and the intent to exercise the second option, which will extend the maturity date to December 9, 2009. As such, the Company has classified this loan as long term in the Condensed Consolidated Balance Sheets as of September 30, 2008. One further one-year extension option will then remain available. The second mortgage loan with IXIS, with a principal balance of $21.1 million as of September 30, 2008, matured on March 9, 2008. However, the Company exercised the first of three available one-year extensions, bringing the current maturity date of the loan to March 9, 2009. The Company has the ability and intent to exercise the second extension option, which will bring the maturity date to March 9, 2010. As such, the Company has classified this loan as long term in the Condensed Consolidated Balance Sheet as of September 30, 2008. One further one-year extension will then remain available.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputation for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites. Reservations made by means of these franchisor facilities accounted for approximately 38% of total reservations during the nine months ended September 30, 2008.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on the Condensed Consolidated Statement of Operations) for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited in thousands)
Continuing operations	$4,459	$4,468	$13,235	$13,071
Discontinued operations	609	915	2,015	4,899

	$5,068	$5,383	$15,250	$17,970

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of two, three and three of the franchise agreements for the held for use hotels are scheduled to expire in each of 2008, 2009, and 2010, respectively. Six franchise agreements for the held for sale hotels are scheduled to expire in 2008. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of November 1, 2008, the Company has been or expects to be notified that it is in default with respect to four franchise agreements, not in compliance with some of the terms of one of the aforementioned franchise agreements and one other franchise agreement and is anticipating a cure letter for one location as summarized below:
•	Three hotels are in default of the franchise agreements because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, these hotels could be subject to termination of the franchise agreements. Two of these hotels are held for sale.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by December 18, 2008, the hotel’s franchise agreement could be terminated by the franchisor. However, the Company has met with the franchisor, is in the planning and diligence phase of renovation, and anticipates that it will be given additional time to cure the default. This hotel is also not in compliance with the franchise agreement because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, this hotel could be subject to default based on the terms of the franchise agreements.

•	One hotel is in default of the franchise agreement because of substandard quality evaluation scores. If the Company does not achieve scores above the required quality thresholds by the designated cure date, this hotel could be terminated by the franchisor. However, the Company has met with the franhcisor, is following a specific action plan for improvement, and anticipates that it will cure the default by December 31, 2008.

•	The Company is anticipating a “clean slate” letter for one hotel to be delivered no later than February 2010.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service, increased cleanliness and product improvements by the required cure dates.

The Company believes that it will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $3.5 million for the capital improvements portion of the action plans, of which $0.6 million has been spent) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect the Company and its financial condition and results of operations.
Letters of Credit
As of September 30, 2008, the Company had four irrevocable letters of credit totaling $5.4 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantees for self-insured losses and certain utility and liquor bonds and will expire in November 2008, January 2009, September 2009 and October 2009, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At September 30, 2008 and December 31, 2007, the Company had accrued $10.9 million and $12.2 million, respectively, for these liabilities.
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
In August 2008, Hurricane Ike made landfall in the U. S. Gulf Coast region and the Crowne Plaza Houston, TX sustained some damage. Based on current estimates, the Company does not expect the total cost of the damage to exceed the deductible amount of $1.7 million. As a result, the Company does not plan to file an insurance claim at this time.
Litigation
On January 15, 2006, the former Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of November 1, 2008, nine lawsuits are pending against the Company, including one alleging wrongful death.
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
9. Income Taxes
For the year ended December 31, 2007, the Company has an estimated taxable loss of $49.5 million. Because the Company has net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income taxes or alternative minimum taxes are anticipated for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $374.0 million were available for federal income tax purposes of which $218.5 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007, $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $52.2 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2007.
In 2008, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitation.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset the Company’s net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At September 30, 2008, net operating loss carryforwards of $218.5 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified in FASB Statement No. 128, “Earnings per Share". FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its results of operations and financial condition.
In June 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP clarifies the FASB’s intent that the disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. FSP No. FAS 133-1 is effective for financial statements issued for fiscal years ending after November 15, 2008. The Company does not expect the adoption of FSP No. FAS 133-1 to have a material impact on its disclosures, results of operations and financial condition.
11. Subsequent Events
On October 9, 2008, the Company defeased $7.5 million of one of the Merrill Lynch Fixed Loans. The loan was secured by eight hotels. The Company purchased $7.8 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the Holiday Inn Glen Burnie North, MD, which originally served as collateral for the defeased portion of the loan. The hotel was released as collateral in order to facilitate the sale of the hotel.

The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.
Also on October 9, 2008, the Company sold the Holiday Inn Glen Burnie North, MD for a gross sales price of $7.8 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2007. The terms “Company”, “we”, “us” and “our” mean Lodgian and its wholly owned subsidiaries.
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
As of September 30, 2008, we operated 43 hotels with an aggregate of 7,921 rooms, located in 23 states and Canada. Of the 43 hotels, 35 hotels, with an aggregate of 6,654 rooms, were held for use, while 8 hotels with an aggregate of 1,267 rooms, were held for sale. We consolidated all of these hotels in our financial statements.
Our portfolio of 43 hotels consisted of:
•	42 hotels that were wholly owned and operated through subsidiaries; and

•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
As of September 30, 2008, we operated all but one of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 23 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional seven hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Third quarter revenues decreased $0.5 million or 0.9%. Rooms revenues decreased $0.3 million, or 0.6%, as occupancy and average daily rate decreased 0.3% and 0.2%, respectively. Despite the economic slowdown, we increased our market share as RevPAR index increased 2.4% to 102.0% in 2008. Excluding hotels under renovation in the third quarter of both years, our RevPAR index rose 0.5% to 103.1% in 2008.

•	Direct operating contribution decreased $0.4 million, or 1.1%, driven in large part by higher employee medical insurance costs.

•	Operating income decreased $0.2 million as higher employee medical costs, depreciation and impairment charges were largely offset by lower corporate overhead costs and the absence of restructuring costs incurred in 2007.

Overview of Discontinued Operations
The condensed consolidated statements of operations for discontinued operations for the three and nine months ended September 30, 2008 and 2007 include the results of operations for the eight hotels classified as held for sale at September 30, 2008, as well as all properties that have been sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
The assets held for sale at September 30, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2008 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the nine months ended September 30, 2008, we recorded impairment charges of $7.8 million on assets held for sale.
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
Income Statement Overview
The discussion below relates to our 35 continuing operations hotels for the three months ended September 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Form 10-K for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended September 30, 2008 and 2007.
Revenues — Continuing Operations

	Three Months Ended September 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$46,679	$46,942	$(263)	(0.6%)
Food and beverage	12,545	12,857	(312)	(2.4%)
Other	2,176	2,134	42	2.0%

Total revenues	$61,400	$61,933	$(533)	(0.9%)

Occupancy	71.7%	71.9%		(0.3%)
ADR	$106.37	$106.58	$(0.21)	(0.2%)
RevPar	$76.24	$76.66	$(0.42)	(0.5%)
Revenues for the third quarter of 2008 decreased $0.5 million or 0.9%. RevPAR decreased 0.5% as the current economic conditions have put downward pressure on our revenues. Transient revenue decreased $1.1 million, or 3.3%, and was partially offset by a $0.6 million, or 25.0%, increase in the contract segment year over year. The growth in the contract segment was driven by our planned strategic shift in segmentation to react to market conditions. RevPAR index (market share) rose 2.4% from 99.6% in 2007 to 102.0% in 2008. Food and beverage revenues decreased 2.4%, driven by lower occupancy and a decline in banquet bookings.
The third quarter of 2008 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the third quarter of 2008 for four hotels under renovation was $0.4 million. In the third quarter of 2007, three hotels were under renovation, causing total revenue displacement of $0.8 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the three months ended September 30, 2008 and 2007. We have presented this information in subsets to illustrate the impact of hotels under renovation and branding.

For the three months ended September 30, 2008 and 2007
Supplemental Operating Information

Hotel	Room		Three Months Ended September 30,
Count	Count		2008	2007	Increase (Decrease)
35	6,654	All Continuing Operations
		Occupancy	71.7%	71.9%		(0.3)%
		ADR	$106.37	$106.58	$(0.21)	(0.2)%
		RevPAR	$76.24	$76.66	$(0.42)	(0.5)%
		RevPAR Index	102.0%	99.6%		2.4%

30	5,763	Continuing Operations less hotels under renovation in the third quarter 2007 and/or 2008
		Occupancy	72.4%	74.2%		(2.4)%
		ADR	$107.97	$108.15	$(0.18)	(0.2)%
		RevPAR	$78.16	$80.30	$(2.14)	(2.7)%
		RevPAR Index	103.1%	102.6%		0.5%

12	1,397	Marriott Hotels
		Occupancy	77.1%	74.9%		2.9%
		ADR	$114.09	$113.27	$0.82	0.7%
		RevPAR	$87.99	$84.83	$3.16	3.7%
		RevPAR Index	110.5%	111.1%		(0.5)%

2	396	Hilton Hotels
		Occupancy	68.3%	74.9%		(8.8)%
		ADR	$112.15	$108.55	$3.60	3.3%
		RevPAR	$76.63	$81.28	$(4.65)	(5.7)%
		RevPAR Index	100.2%	98.7%		1.5%

17	3,986	IHG Hotels
		Occupancy	71.0%	73.2%		(3.0)%
		ADR	$106.20	$106.57	$(0.37)	(0.3)%
		RevPAR	$75.42	$77.99	$(2.57)	(3.3)%
		RevPAR Index	102.6%	99.5%		3.1%

4	875	Other Brands
		Occupancy	67.5%	60.1%		12.3%
		ADR	$90.44	$92.24	$(1.80)	(2.0)%
		RevPAR	$61.02	$55.46	$5.56	10.0%
		RevPAR Index	87.0%	79.8%		9.0%

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)

Direct operating expenses:
Rooms	$12,200	$11,997	$203	1.7%	19.9%	19.4%
Food and beverage	9,070	9,432	(362)	(3.8%)	14.8%	15.2%
Other	1,548	1,512	36	2.4%	2.5%	2.4%

Total direct operating expenses	$22,818	$22,941	$(123)	(0.5%)	37.2%	37.0%

Direct operating contribution (by revenue source):
Rooms	$34,479	$34,945	$(466)	(1.3%)
Food and beverage	3,475	3,425	50	1.5%
Other	628	622	6	1.0%

Total direct operating contribution	$38,582	$38,992	$(410)	(1.1%)

Direct operating contribution % (by revenue source):
Rooms	73.9%	74.4%
Food and beverage	27.7%	26.6%
Other	28.9%	29.1%

Total direct operating contribution	62.8%	63.0%

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
Total direct operating expenses decreased $0.1 million, or 0.5%. Direct operating contribution decreased $0.4 million or 1.1%. As a percentage of total revenues, direct operating contribution decreased 20 basis points from 63.0% in 2007 to 62.8% in 2008.
Rooms expenses increased $0.2 million, or 1.7%. The increase was primarily a result of higher medical insurance costs. Direct operating contribution for rooms decreased from 74.4% in 2007 to 73.9% in 2008.
Food and beverage expenses decreased $0.4 million or 3.8%. In spite of higher medical insurance costs, food and beverage payroll costs decreased $0.2 million, or 3.96%, as a result of labor management initiatives.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,771	$3,512	$259	7.4%	6.1%	5.7%
Advertising and promotion	3,165	3,280	(115)	(3.5%)	5.2%	5.3%
Franchise fees	4,459	4,468	(9)	(0.2%)	7.3%	7.2%
Repairs and maintenance	2,985	2,819	166	5.9%	4.9%	4.6%
Utilities	3,826	3,535	291	8.2%	6.2%	5.7%
Other expenses	81	233	(152)	(65.2%)	0.1%	0.4%

Other hotel operating costs	18,287	17,847	$440	2.5%	29.8%	28.8%

Property and other taxes, insurance, and leases	4,226	4,087	139	3.4%	6.9%	6.6%
Corporate and other	4,373	5,575	(1,202)	(21.6%)	7.1%	9.0%
Casualty (gains) losses, net	(57)	—	(57)	n/m	(0.1%)	0.0%
Restructuring	—	1,258	(1,258)	(100.0%)	0.0%	2.0%
Depreciation and amortization	8,120	7,226	894	12.4%	13.2%	11.7%
Impairment of long-lived assets	1,393	512	881	172.1%	2.3%	0.8%

Total other operating expenses	$36,342	$36,505	$(163)	(0.4%)	59.2%	58.9%

Total operating expenses	$59,160	$59,446	$(286)	(0.5%)	96.4%	96.0%

Operating income	$2,240	$2,487	$(247)	(9.9%)	3.6%	4.0%

Operating income decreased $0.2 million, or 10.0%.
Other hotel operating costs increased $0.4 million, or 2.5%. The increase in other hotel operating costs was a result of the following factors:
•	Utilities increased $0.3 million, or 8.2%, driven by a 32.5% increase in fuel costs.

•	Hotel general and administrative costs increased $0.3 million, or 7.4%. The increase was primarily the result of an increase in bad debt expenses of $0.2 million due to bad debt recoveries in 2007.

•	Repairs and maintenance increased $0.2 million, or 5.9%, compared to the prior year primarily due to higher automotive maintenance costs, including fuel.

•	Other expenses decreased $0.2 million. In the third quarter of 2007, we incurred costs associated with a hotel brand conversion. Such costs were not incurred at the same level in the third quarter of 2008.

•	Advertising and promotion costs decreased $0.1 million, or 3.5%, driven by cost containment initiatives.
Restructuring costs of $1.3 million in 2007 related to the elimination of several corporate and regional positions, as well as staff reductions at certain hotels.
Corporate and other costs decreased $1.2 million, or 21.6%. The decline was largely a result of the August 2007 restructuring and cost containment initiatives.
Depreciation and amortization increased $0.9 million, or 12.4%, due primarily to the completion of several renovation projects in 2007 and 2008.
Impairment of long-lived assets increased $0.9 million due largely to the write-off of assets that were replaced during our recent hotel renovations.
Property and other taxes, insurance and leases increased $0.1 million, or 3.4%. The increase was driven by $0.7 million in higher property taxes largely offset by a $0.5 million decrease in insurance costs, driven by lower claims and premiums.

Non-operating income (expenses) — Continuing Operations

	Three Months Ended September 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$241	$1,312	$(1,071)	(81.6%)
Interest expense	(4,821)	(5,958)	(1,137)	(19.1%)
Interest income decreased $1.1 million primarily due to lower interest rates and lower average cash balances. Interest expense decreased $1.1 million due to lower interest rates and lower debt balances as compared to the third quarter of 2007.
The analysis below compares the results of operations for the nine months ended September 30, 2008 and 2007.
Revenues — Continuing Operations

	Nine Months Ended September 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$139,891	$138,987	$904	0.7%
Food and beverage	40,011	40,660	(649)	(1.6%)
Other	6,376	5,933	443	7.5%

Total revenues	$186,278	$185,580	$698	0.4%

Occupancy	71.1%	70.2%		1.3%
ADR	$107.81	$108.89	$(1.08)	(1.0%)
RevPar	$76.69	$76.49	$0.20	0.3%
Revenues for the first nine months of 2008 increased $0.7 million or 0.4%. RevPAR increased 0.3% year over year and our RevPAR index grew 1.4% to 99.7%. Excluding hotels under renovation in the first nine months of both years, RevPAR rose 1.3% and RevPAR index increased 2.2%. The contract segment primarily contributed to the growth in room revenue, increasing 16.4% year over year. Food & beverage revenue decreased $0.7 million, driven largely by lower banquet revenues. The growth in other revenues was due largely to fees for canceled events.
The first nine months of 2008 were adversely affected by displacement. Total revenue displacement during the first nine months of 2008 for eight hotels under renovation was $2.0 million. In the first nine months of 2007, four hotels were under renovation, causing total revenue displacement of $1.1 million.
Below is a chart that shows our occupancy, ADR, RevPAR and RevPAR Index (market share) for our continuing operations hotels for the nine months ended September 30, 2008 and 2007. We have presented this information in subsets to illustrate the impact of hotels under renovation and branding.

For the nine months ended September 30, 2008 and 2007
Supplemental Operating Information

Hotel	Room		Nine Months Ended September 30,
Count	Count		2008	2007	Increase (Decrease)
35	6,654	All Continuing Operations
		Occupancy	71.1%	70.2%		1.3%
		ADR	$107.81	$108.89	$(1.08)	(1.0)%
		RevPAR	$76.69	$76.49	$0.20	0.3%
		RevPAR Index	99.7%	98.3%		1.4%

25	4,577	Continuing Operations less hotels under renovation in the first, second and third quarters 2007 and/or 2008
		Occupancy	71.9%	71.0%		1.3%
		ADR	$104.58	$104.61	$(0.03)	(0.0)%
		RevPAR	$75.22	$74.29	$0.93	1.3%
		RevPAR Index	99.4%	97.3%		2.2%

12	1,397	Marriott Hotels
		Occupancy	73.7%	72.3%		1.9%
		ADR	$113.68	$114.12	$(0.44)	(0.4)%
		RevPAR	$83.79	$82.52	$1.27	1.5%
		RevPAR Index	110.7%	112.9%		(1.9)%

2	396	Hilton Hotels
		Occupancy	66.7%	68.0%		(1.9)%
		ADR	$112.44	$111.33	$1.11	1.0%
		RevPAR	$74.96	$75.66	$(0.70)	(0.9)%
		RevPAR Index	98.4%	96.1%		2.4%

17	3,986	IHG Hotels
		Occupancy	71.3%	71.3%		0.0%
		ADR	$107.63	$108.64	$(1.01)	(0.9)%
		RevPAR	$76.71	$77.41	$(0.70)	(0.9)%
		RevPAR Index	99.8%	97.3%		2.6%

4	875	Other Brands
		Occupancy	68.4%	63.4%		7.9%
		ADR	$96.54	$99.44	$(2.90)	(2.9)%
		RevPAR	$66.05	$63.00	$3.05	4.8%
		RevPAR Index	83.1%	80.2%		3.6%

Direct operating expenses — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Direct operating expenses:
Rooms	$35,562	$34,336	$1,226	3.6%	19.1%	18.5%
Food and beverage	27,740	28,185	(445)	(1.6%)	14.9%	15.2%
Other	4,473	4,216	257	6.1%	2.4%	2.3%

Total direct operating expenses	$67,775	$66,737	$1,038	1.6%	36.4%	36.0%

Direct operating contribution (by revenue source):
Rooms	$104,329	$104,651	$(322)	(0.3%)
Food and beverage	12,271	12,475	(204)	(1.6%)
Other	1,903	1,717	186	10.8%

Total direct operating contribution	$118,503	$118,843	$(340)	(0.3%)

Direct operating contribution % (by revenue source):
Rooms	74.6%	75.3%
Food and beverage	30.7%	30.7%
Other	29.8%	28.9%

Total direct operating contribution	63.6%	64.0%

Total direct operating expenses increased $1.0 million, or 1.6%, and increased as a percentage of total revenues from 36.0% in 2007 to 36.4% in 2008. Direct operating contribution decreased $0.3 million.
Rooms expenses increased $1.2 million, or 3.6%. On a POR basis, rooms expenses increased 1.6% from $26.78 in 2007 to $27.20 in 2008. The increase was attributable to higher employee medical insurance costs, guest supplies, and commissions. Direct operating contribution for rooms decreased from 75.3% in 2007 to 74.6% in 2008.
Food and beverage expenses decreased $0.4 million, or 1.6%, primarily as a result of lower revenues, partially offset by higher claims for our self-insured medical and dental programs. Direct operating contribution for food and beverage remained flat at 30.7% for 2007 and 2008.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (decrease)		2008	2007
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$11,531	$10,911	$620	5.7%	6.2%	5.9%
Advertising and promotion	9,701	9,872	(171)	(1.7%)	5.2%	5.3%
Franchise fees	13,235	13,071	164	1.3%	7.1%	7.0%
Repairs and maintenance	8,857	8,289	568	6.9%	4.8%	4.5%
Utilities	10,251	9,751	500	5.1%	5.5%	5.3%
Other expenses	310	445	(135)	(30.3%)	0.2%	0.2%

Other hotel operating costs	53,885	52,339	$1,546	3.0%	28.9%	28.2%

Property and other taxes, insurance, and leases	12,338	13,329	(991)	(7.4%)	6.6%	7.2%
Corporate and other	13,742	17,144	(3,402)	(19.8%)	7.4%	9.2%
Casualty (gains) losses, net	(57)	(1,867)	1,810	(96.9%)	(0.0%)	(1.0%)
Restructuring	—	1,258	(1,258)	(100.0%)	0.0%	0.7%
Depreciation and amortization	23,578	21,301	2,277	10.7%	12.7%	11.5%
Impairment of long-lived assets	9,114	826	8,288	1003.4%	4.9%	0.4%

Total other operating expenses	$112,600	$104,330	$8,270	7.9%	60.4%	56.2%

Total operating expenses	$180,375	$171,067	$9,308	5.4%	96.8%	92.2%

Operating income	$5,903	$14,513	$(8,610)	(59.3%)	3.2%	7.8%

Operating income decreased $8.6 million in the first nine months of 2008. Impairment charges increased $8.3 million due largely to a $4.8 million impairment at the Crowne Plaza Worcester, MA and the write-off of assets that were replaced during our recent hotel renovations, including certain building improvements and furniture, fixtures and equipment. In addition, in the first nine months of 2007, we recorded casualty gains of $1.9 million related to the settlement of a property damage claim at one of our hotels. Excluding these items, operating income increased $1.6 million.
Other hotel operating costs increased $1.5 million, or 3.0%. The increase in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs increased $0.6 million, or 5.7%, as we benefited from sales tax credits and bad debt recoveries in 2007.

•	Repairs and maintenance increased $0.6 million, or 6.9%, compared to the prior year primarily due to higher automotive maintenance costs, including fuel.

•	Utilities increased $0.5 million, or 5.1%, due primarily to higher energy costs.

•	Franchise fees increased $0.2 million, or 1.3%, but remained relatively constant as a percentage of total revenues.

•	Advertising and promotion decreased $0.2 million, or 1.7%, driven by cost containment initiatives.

•	Other expenses decreased $0.1 million, or 30.3%. In 2007, we incurred costs associated with a hotel brand conversion. Such costs were not incurred at the same level in 2008.
Restructuring costs of $1.3 million in 2007 related to the elimination of several corporate and regional positions, as well as staff reductions at certain hotels.
Corporate and other costs decreased $3.4 million, or 19.8%. In the first nine months of 2008, we incurred $1.1 million in severance and related costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer. These costs were more than offset by lower corporate overhead resulting from the August 2007 restructuring and the absence of $1.3 million in consulting and other costs associated with a review of strategic alternatives in 2007.
Depreciation and amortization increased $2.3 million, or 10.7%, due primarily to the completion of several renovation projects in 2007 and 2008.

Property and other taxes, insurance and leases decreased $1.0 million, or 7.4%, driven largely by lower general liability and automobile insurance costs, resulting from lower claims, and lower property insurance premiums. These decreases were partially offset by a $0.6 million increase in property taxes due to higher assessments.
Non-operating income (expenses) — Continuing Operations

	Nine Months Ended September 30,
	2008	2007	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$907	$3,031	$(2,124)	(70.1%)
Interest expense	(14,768)	(17,380)	(2,612)	(15.0%)
Loss on debt extinguishment	—	(3,330)	(3,330)	n/m
Interest income decreased $2.1 million, or 70.1%, primarily due to lower interest rates and lower average cash balances. Interest expense decreased $2.6 million, or 15.0%, due to the lower interest rates and lower debt balances. The loss on debt extinguishment in 2007 related to the April 2007 refinancing.
Results of Operations — Discontinued Operations
We recorded impairment on assets held for sale in the nine months ended September 30, 2008 and 2007. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $6.3 million recorded during the three months ended September 30, 2008 included the following (amounts below are individually rounded):
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.2 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$1.0 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs; and

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $7.8 million recorded during the nine months ended September 30, 2008 included the following (amounts below are individually rounded):
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$1.6 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.

The impairment of long-lived assets held for sale of $0.5 million recorded during the three months ended September 30, 2007 related mainly to the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $2.7 million recorded during the nine months ended September 30, 2007 included the following:
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price, net of selling costs;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price, net of selling costs;

•	$0.4 million on the Vermont Maple Inn Colchester, VT to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.3 million related to various other held-for-sale properties primarily to write-off the remaining net book value of disposed fixed assets.
In January 2008, we reclassified an additional 9 hotels as held for sale. In May 2008, we reclassified the former Holiday Inn Marietta, GA to held for sale in accordance with SFAS No. 144. In June 2008, we reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use.
In the first nine months of 2008, we finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. We received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, we recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of $5.6 million, after deducting related costs.
In the first nine months of 2008, we recorded a gain on asset dispositions of $2.3 million related to the sale of the former Holiday Inn Marietta, GA, for a gross sales price of $3.3 million. In addition, we recorded a $0.5 million loss on debt extinguishment related to the partial defeasance of debt in September 2008 and the release of the former Holiday Inn Marietta, GA as collateral for one of our loans.
Also, in the first nine months of 2008, we recorded expenses totaling $2.5 million related to the additional hotels that we plan to sell. The amount represents a fee payable to our financial advisors, who were engaged to assist the Company in its review of strategic alternatives. The fee allows us to sell those hotels without further obligation to our financial advisors.
Income Taxes
For the year ended December 31, 2007, we have an estimated taxable loss of $49.5 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2007. A net loss was reported for federal income tax purposes for the year ended December 31, 2006 and no federal income taxes were paid. At December 31, 2007, net operating loss carryforwards of $374.0 million were available for federal income tax purposes of which $218.5 million were available for use. The net operating losses will expire in years 2018 through 2027, including the utilization of tax net operating loss carryforward of $3.3 million for the year ended December 31, 2006. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2007 $90.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $166.4 million; losses not subject to 382 limitations are $52.2 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2007.
In 2008, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitations.
Furthermore, at December 31, 2007, a valuation allowance of $59.2 million fully offset our net deferred tax asset. Approximately $92.6 million of this balance was attributable to deferred tax assets existing prior to the Company’s emergence from bankruptcy and may be credited to additional paid-in capital in future periods. At September 30, 2008, net operating loss carryforwards of $218.5 million were reported for federal income tax purposes, which will expire in years 2018 through 2027 and reflect only those losses available for use.
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
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended September 30, 2008. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at September 30, 2008:

	2008			2007				2006
	Third	Second	First	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)
Revenues:
Rooms	$46,679	$49,364	$43,848	$40,730	$46,942	$49,224	$42,821	$39,510
Food and beverage	12,545	15,404	12,062	14,429	12,857	15,323	12,480	13,670
Other	2,176	2,138	2,062	1,819	2,134	2,131	1,668	1,775

	61,400	66,906	57,972	56,978	61,933	66,678	56,969	54,955

Direct operating expenses:
Rooms	12,200	12,179	11,183	10,497	11,997	11,725	10,614	10,481
Food and beverage	9,070	9,851	8,819	9,054	9,432	9,918	8,835	9,161
Other	1,548	1,537	1,388	1,288	1,512	1,462	1,242	1,275

	22,818	23,567	21,390	20,839	22,941	23,105	20,691	20,917

	38,582	43,339	36,582	36,139	38,992	43,573	36,278	34,038

Other operating expenses:
Other hotel operating costs	18,287	17,719	17,879	16,285	17,847	17,603	16,889	15,433
Property and other taxes, insurance and leases	4,226	3,760	4,352	4,334	4,087	4,418	4,824	4,578
Corporate and other	4,373	3,484	5,885	4,248	5,575	5,906	5,663	4,936
Casualty (gain) losses, net	(57)	—	—	—	—	—	(1,867)	—
Restructuring	—	—	—	(25)	1,258	—	—	—
Depreciation and amortization	8,120	7,989	7,469	7,464	7,226	7,098	6,977	6,972
Impairment of long-lived assets	1,393	5,580	2,141	796	512	155	159	147

Other operating expenses	36,342	38,532	37,726	33,102	36,505	35,180	32,645	32,066

Operating income (loss)	2,240	4,807	(1,144)	3,037	2,487	8,393	3,633	1,972

Other income (expenses):
Business interruption insurance proceeds	—	—	—	—	—	—	—	(47)
Interest income and other	241	276	390	912	1,312	807	912	651
Other interest expense	(4,821)	(4,775)	(5,172)	(5,790)	(5,958)	(6,044)	(5,378)	(5,452)
Loss on debt extinguishment	—	—	—	—	—	(3,330)	—	—

(Loss) income before income taxes and minority interests	(2,340)	308	(5,926)	(1,841)	(2,159)	(174)	(833)	(2,876)
Minority interests (net of taxes, nil)	—	—	—	—	—	(56)	(365)	335

(Loss) income before income taxes — continuing operations	(2,340)	308	(5,926)	(1,841)	(2,159)	(230)	(1,198)	(2,541)
Benefit (provision) for income taxes — continuing operations	81	(24)	(63)	(2,262)	1,027	372	707	(9,154)

(Loss) income from continuing operations	(2,259)	284	(5,989)	(4,103)	(1,132)	142	(491)	(11,695)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(3,870)	5,986	(1,357)	(5,824)	1,818	(248)	2,209	(13,527)
(Provision) benefit for income taxes	(54)	97	(172)	1,854	(639)	(157)	(1,875)	4,509

(Loss) income from discontinued operations	(3,924)	6,083	(1,529)	(3,970)	1,179	(405)	334	(9,018)

Net (loss) income attributable to common stock	$(6,183)	$6,367	$(7,518)	$(8,073)	$47	$(263)	$(157)	$(20,713)

Hotel data by market segment and region
Hotel data by market segment
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2008 and 2007, by market. These tables exclude the French Quarter Suites Memphis, TN which is closed.
The categories in the following tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;
•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;
•	Midscale with Food & Beverage: Holiday Inn, Holiday Inn Select; and
•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.

Combined Continuing and Discontinued Operations — 42 hotels (excludes 1 hotel)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Upper Upscale
Number of properties	4	4	4	4
Number of rooms	825	825	825	825
Occupancy	75.6%	78.6%	71.7%	73.4%
Average daily rate	$123.09	$117.97	$121.31	$119.68
RevPAR	$93.05	$92.72	$86.94	$87.85

Upscale
Number of properties	22	20	22	20
Number of rooms	4,048	3,576	4,048	3,576
Occupancy	69.9%	69.9%	71.6%	70.5%
Average daily rate	$102.47	$103.60	$108.21	$110.57
RevPAR	$71.59	$72.40	$77.49	$77.95

Midscale with Food & Beverage
Number of properties	14	16	14	16
Number of rooms	2,699	3,171	2,699	3,171
Occupancy	71.7%	73.2%	68.8%	69.0%
Average daily rate	$103.23	$103.58	$99.79	$101.14
RevPAR	$74.03	$75.84	$68.69	$69.75

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	50.8%	55.2%	53.6%	58.5%
Average daily rate	$72.67	$75.20	$93.98	$90.83
RevPAR	$36.95	$41.50	$50.38	$53.10

All Hotels
Number of properties	42	42	42	42
Number of rooms	7,816	7,816	7,816	7,816
Occupancy	70.5%	71.7%	70.1%	69.8%
Average daily rate	$104.40	$104.57	$106.43	$107.28
RevPAR	$73.61	$74.97	$74.60	$74.89

Continuing Operations — 35 hotels (excludes 8 held for sale hotels)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Upper Upscale
Number of properties	3	3	3	3
Number of rooms	634	634	634	634
Occupancy	75.7%	80.2%	71.0%	75.0%
Average daily rate	$129.81	$124.31	$128.32	$125.70
RevPAR	$98.32	$99.67	$91.13	$94.29

Upscale
Number of properties	22	20	22	22
Number of rooms	4,048	3,576	4,048	4,048
Occupancy	69.9%	69.9%	71.6%	70.5%
Average daily rate	$102.47	$103.60	$108.21	$110.57
RevPAR	$71.59	$72.40	$77.49	$77.95

Midscale with Food & Beverage
Number of properties	8	10	8	8
Number of rooms	1,728	2,200	1,728	1,728
Occupancy	77.4%	74.7%	72.5%	69.8%
Average daily rate	$109.32	$108.22	$100.96	$0.00
RevPAR	$84.58	$80.86	$73.24	$71.58

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	50.8%	55.2%	53.6%	58.5%
Average daily rate	$72.67	$75.20	$93.98	$90.83
RevPAR	$36.95	$41.50	$50.38	$53.10

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,654	6,654	6,654	6,654
Occupancy	71.7%	71.9%	71.1%	70.2%
Average daily rate	$106.37	$106.58	$107.81	$108.89
RevPAR	$76.24	$76.66	$76.69	$76.49

Hotel data by region
The following two tables present data on occupancy, ADR and RevPAR for hotels in our portfolio for the three and nine months ended September 30, 2008 and 2007, by region. The tables exclude the French Quarter Suites Memphis, TN which is closed.
The regions in the following tables are defined as:
•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;
•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;
•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and
•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 42 hotels (excludes 1 hotel)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Northeast Region
Number of properties	17	17	17	17
Number of rooms	3,462	3,462	3,462	3,462
Occupancy	70.6%	74.7%	67.9%	69.5%
Average daily rate	$106.64	$106.89	$106.31	$106.32
RevPAR	$75.27	$79.90	$72.15	$73.93

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	73.4%	73.9%	73.4%	72.5%
Average daily rate	$110.61	$112.06	$112.71	$115.73
RevPAR	$81.17	$82.80	$82.78	$818.10

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,418	1,418	1,418	1,418
Occupancy	68.9%	63.1%	69.6%	63.2%
Average daily rate	$100.10	$97.72	$99.26	$99.11
RevPAR	$68.97	$61.69	$69.09	$62.64

West Region
Number of properties	7	7	7	7
Number of rooms	1,312	1,312	1,312	1,312
Occupancy	68.5%	70.2%	72.4%	74.3%
Average daily rate	$94.76	$94.95	$106.29	$106.98
RevPAR	$64.94	$66.62	$76.92	$79.48

All Hotels
Number of properties	42	42	42	42
Number of rooms	7,816	7,816	7,816	7,816
Occupancy	70.5%	71.7%	70.1%	69.8%
Average daily rate	$104.40	$104.57	$106.43	$107.28
RevPAR	$73.61	$74.97	$74.60	$74.89

Continuing Operations — 35 hotels (excludes 8 held for sale hotels)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,852	2,852	2,852	2,852
Occupancy	71.8%	75.0%	68.7%	69.6%
Average daily rate	$108.52	$108.46	$107.91	$108.50
RevPAR	$77.88	$81.36	$74.17	$75.49

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	73.4%	73.9%	73.4%	72.5%
Average daily rate	$110.61	$112.06	$112.71	$115.73
RevPAR	$81.17	$82.80	$82.78	$83.90

Midwest Region
Number of properties	7	7	7	7
Number of rooms	1,227	1,227	1,227	1,227
Occupancy	67.9%	61.5%	68.9%	62.4%
Average daily rate	$100.02	$98.23	$99.32	$99.36
RevPAR	$67.95	$60.45	$68.48	$62.04

West Region
Number of properties	5	5	5	5
Number of rooms	951	951	951	951
Occupancy	73.3%	72.6%	77.2%	78.4%
Average daily rate	$100.41	$100.39	$109.36	$108.88
RevPAR	$73.58	$72.93	$84.45	$85.36

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,654	6,654	6,654	6,654
Occupancy	71.7%	71.9%	71.1%	70.2%
Average daily rate	$106.37	$106.58	$107.81	$108.89
RevPAR	$76.24	$76.66	$76.69	$76.49

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, capital expenditures and share repurchases. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as the downturn in the economy, which is causing a reduction in demand for lodging and displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable. At September 30, 2008, airline receivables represented approximately 21% of our consolidated gross accounts receivable. A downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At September 30, 2008, we had 8 hotels classified as held for sale.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, and to a certain extent, the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our maturing mortgage debt depends to a certain extent on these factors. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See Item 1A, “Risk Factors” of our Form 10-K.
We intend to continue to use our cash flow to fund operations, scheduled debt service payments, capital expenditures, and share repurchases as deemed appropriate. At this point in time, we do not intend to pay dividends on our common stock.
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
At September 30, 2008, we had a working capital deficit (current assets less current liabilities) of ($74.2) million compared to working capital of $54.7 million at December 31, 2007. Approximately $137 million of our outstanding mortgage debt is scheduled to mature in July 2009, without extension options. Management has engaged a mortgage banker to facilitate the refinancing process and to assist in negotiations with prospective lenders. The terms of any refinancing or new borrowing would be determined by then-current market conditions and other factors, and could impose significant burdens on the Company’s financial condition and operating flexibility. Management can provide no assurance that the Company will be able to refinance the debt based on the state of the credit market during, or preceding, July, 2009. In addition, the cost of such new financing is likely to be higher than the cost of the existing financing due to the current unfavorable condition of the current markets.
Certain other of our mortgage debt matures during the fourth quarter of 2008 and in the first and second quarters of 2009, but each has extension options available to the Company based upon certain conditions. Specifically, the loan with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC matures on December 9, 2008. This loan has two additional one year extension options that, if exercised, would extend the loan maturity to December 9, 2010. In order to exercise the next extension option, there must not be an existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.05% and the Company must pay an extension fee equal to 0.25% of the outstanding principal. The loan will then have one further one-year extension option, which may be granted based upon the same conditions. We have classified this loan as long-term in the Condensed Consolidated Balance Sheets as of September 30, 2008.
Additionally, the Company is party to another loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. However, the Company exercised the first of three, one-year extension options, which extended the maturity date of the loan to March 9, 2009. This loan has two additional one-year extension options that, if exercised, would extend the loan maturity to March 9, 2011. In order to successfully extend the loan from March 9, 2009 to March 9, 2010, there must not be an existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.00%, the franchise agreement for the Crowne Plaza Pittsburgh Airport hotel must be extended (as the current franchise agreement expires on March 1, 2010) and the Company must pay an extension fee equal to 0.25% of the outstanding principal. We have classified this loan as long-term in the Condensed Consolidated Balance Sheets as of September 30, 2008.
The Company is also a party to a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P which is secured by 10 hotels. The initial term of this loan matures on May 1, 2009. However, three extensions of one year each are available. In order to exercise the first extension, which will extend the maturity date to May 1, 2010, there must not be an existing event of default under the loan documents and the Company must purchase an interest rate protection agreement capping LIBOR at 7.00%. No extension fee is payable in connection with the first extension option. However, in addition to the requirements above, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. We have classified this loan as long-term in the Condensed Consolidated Balance Sheets as of September 30, 2008.
While the Company believes that it will be able to extend all of the mortgage loans with extension options as described above, there can be no assurance that it will be able to do so.
We believe that the combination of our current cash balance, cash flows from operations, reimbursements from capital expenditure escrows, asset sales, mortgage debt extensions and the planned mortgage debt refinancing for our debt that is maturing in 2009 will be sufficient to meet our working capital needs for the next 12 months.
Our ability to meet our long-term cash needs is dependent on the market conditions of the lodging industry, improved operating results, the successful implementation of our portfolio improvement strategy, our ability to extend the maturity dates of certain of our mortgage loans and our ability to obtain third party sources of capital on favorable terms when and as needed. In the short term, we continue to diligently monitor our costs. Our future financial needs and sources of working capital are, however, subject to uncertainty, and we can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service requirements, including scheduled maturities, and planned capital expenditures. We could lose the right to operate certain hotels under nationally recognized brand names, and furthermore, the termination of one or more franchise agreements could trigger defaults and acceleration under one or more loan agreements as well as obligations to pay liquidated damages under the franchise agreements if we are unable to find a suitable replacement franchisor.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $21.3 million in the first nine months of 2008, compared to $26.8 million for the same period in 2007. The decrease in cash generated by operations was largely attributable to operating fewer properties in 2008 than in 2007 as well as the economic slowdown.
Investing activities
Investing activities used cash of $16.6 million in the first nine months of 2008. Capital improvements were $35.8 million and we deposited $1.1 million in our restricted cash accounts. We withdrew $4.2 million from the capital expenditure reserves with our lenders. We received net proceeds of $10.9 million from the sale of assets. In addition, we received $5.2 million of net insurance proceeds related primarily to casualty claims on the former Holiday Inn Marietta, GA.
Investing activities generated cash of $28.0 million in the first nine months of 2007. We generated $72.3 million in net proceeds from the sale of 21 hotels in accordance with our planned disposition program. We expended $31.0 million for capital improvements and $16.4 million to acquire the minority partner’s interest in two of our hotels. In addition, we withdrew $3.9 million in capital expenditure reserves with our lenders, collected $0.7 million in insurance receipts related to casualty claims, and deposited $1.5 million in restricted cash.
Financing activities
Financing activities used cash of $38.3 million in the first nine months of 2008. We purchased $19.8 million of treasury stock and made principal payments of $18.0 million, including $9.8 million to partially defease one of the Company’s mortgage loans and a $5.5 million payment to release the former Holiday Inn Marietta, GA as collateral on the Merrill Lynch Fixed Loan.
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
Market Risk
We are exposed to interest rate risks on our variable rate debt. At September 30, 2008 and December 31, 2007, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $169.6 million and $170.0 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of September 30, 2008 was approximately nil. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at September 30, 2008 and December 31, 2007 was not material. The impact on annual results of operations of a hypothetical one percentage point interest rate reduction as of September 30, 2008 would be a reduction in income before income taxes of approximately nil.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one percentage point interest rate increase on the outstanding fixed-rate debt at September 30, 2008 would be approximately $1.8 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	The effects of regional, national and international economic conditions;
•	Competitive conditions in the lodging industry and increases in room supply;
•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;
•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;
•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;
•	Our ability to complete planned hotel dispositions;
•	Our ability to refinance approximately $137 million of mortgage debt that matures on July 1, 2009, given the current lending environment;
•	Seasonality of the hotel business;
•	The effects of unpredictable weather events such as hurricanes;
•	The financial condition of the airline industry and its impact on air travel;
•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;
•	The effect of the majority of our assets being encumbered on our borrowings and future growth;
•	Our ability to meet the continuing listing requirements of the American Stock Exchange;
•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;
•	Potential litigation and/or governmental inquiries and investigations;
•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;
•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices; and
•	The risks identified in our Form 10-K under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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
Based on an evaluation of our disclosure controls and procedures carried out as of September 30, 2008, our President and Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
On January 15, 2006, the former Holiday Inn Marietta, GA suffered a fire. There was one death associated with the fire, and certain guests have made claims for various injuries allegedly caused by the fire. As of November 1, 2008, nine lawsuits are pending against the Company, including one alleging wrongful death.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed below.
We may not be able to refinance the portion of our mortgage indebtedness that is scheduled to mature 2009.
Approximately $137 million of our long-term indebtedness is scheduled to mature in 2009. The indebtedness is secured by a security interest on certain of our hotel properties. Our ability to refinance this maturing obligation will depend on our operating performance and credit availability. Our operating performance and the availability of credit is subject to the prevailing economic and market conditions.
The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions. The subprime mortgage crisis, decline in housing markets and disruptions in the financial markets may adversely affect the availability and cost of credit in the future. These circumstances have already made terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. There is no assurance that the Company will be able to refinance the maturing indebtedness on acceptable terms or at all.
If we are unable to refinance or extend the maturity of our maturing mortgage indebtedness, we may not otherwise be able to repay such indebtedness. Debt defaults could lead us to convey the mortgaged hotel(s) to the lender, causing a loss of any anticipated income and cash flow from, and our invested capital in, such hotel(s).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to the Company’s purchases of common stock made during the three months ended September 30, 2008.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
	Shares	Paid Per Share	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	(2)	Programs	Programs
July 2008	184,488	$7.18	184,488	$7,219,933
August 2008	166,977	$8.28	166,977	$5,836,756
September 2008	34,060	$7.91	30,393	$5,599,458

	385,525	$7.72	381,858

(1)	The total number of shares purchased includes:

(a)	shares purchased pursuant to the April 11, 2008 share repurchase program, which granted a maximum of $10 million of repurchase authority expiring on April 15, 2009.

(b)	3,667 shares of employee nonvested stock awards repurchased by the Company at an aggregate cost of $32,000.

(2)	The average price paid per share excludes commissions.
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

LODGIAN, INC.

Date: November 6, 2008	By:	/s/ PETER T. CYRUS

Peter T. Cyrus
Interim President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ JAMES A. MACLENNAN

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