Form 10-K
period 2008-12-31
LODGIAN INC
filed 2009-03-13
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 1-14537

Lodgian, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2093696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Peachtree Road N.E., Suite 700 Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)

Registrant’s telephone number, including area code:
(404) 364-9400

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	NYSE Alternext US

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2008, was $100,642,748 based on the closing price of $7.83 per share on the NYSE Alternext US on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.

The registrant had 21,694,558, shares of Common Stock, par value $.01, outstanding as of March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

LODGIAN, INC.
Form 10-K
For the Year Ended December 31, 2008

PART I

Item 1.	Business

When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.

Our Company

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms according to Hotel Business. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2009, we operated 41 hotels with an aggregate of 7,578 rooms, located in 23 states and Canada. Of the 41 hotels, 35 hotels, with an aggregate of 6,655 rooms, are held for use and the results of operations are classified in continuing operations, while 6 hotels, with an aggregate of 923 rooms, are held for sale and the results of operations of those hotels are classified in discontinued operations. Our portfolio of hotels, all of which we consolidate in our financial statements, consists of:

•	40 hotels that we wholly own and operate through subsidiaries; and

•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.

Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Most of our hotels are under franchises obtained from nationally recognized hospitality franchisors. We operate 21 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. We operate 12 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. We operate another 7 hotels under other nationally recognized brands and one hotel is non-branded. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.

Our management consists of an experienced team of professionals with extensive lodging industry experience led by our Interim President and Chief Executive Officer, Peter T. Cyrus, who has over 30 years of experience in the lodging industry. In addition, our Vice President of Operations and our Vice President of Asset Management have each been in the hospitality industry for over twenty years.

Our Operations

Our operations team is responsible for the management of our properties. Our vice president of operations is responsible for the supervision of our general managers, who oversee the day-to-day operations of our hotels. Our corporate office is located in Atlanta, Georgia. The centralized management services provided by our corporate office include finance and accounting, information technology, capital investment, human resources, and legal services.

The functions of our corporate finance and accounting team include internal audit, insurance, payroll and accounts payable processing, credit, tax, property accounting and financial reporting services. The corporate operations team oversees the budgeting and forecasting for our hotels and also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The corporate capital investment team oversees the interior design and renovation of all our hotels. The capital investment process includes scoping, budgeting, return on investment analysis, design, procurement, and construction. Capital investment projects are approved when management determines that the appropriate return on investment will be achieved, following thorough planning, diligence, and analysis. The legal team coordinates contract reviews and provides the hotels with legal support as needed.

The information technology team maintains our computer systems, which provide real-time tracking of each hotel’s daily occupancy, average daily rate (“ADR”), room, food, beverage and other revenues, revenue per available room (“RevPAR”) and hotel expenses. By having current information available, we are better able to respond to changes in each market by focusing sales efforts and we are able to make appropriate adjustments to control expenses and maximize profitability as new current information becomes available.

Creating cost and guest service efficiencies in each hotel is a top priority. With centralized purchasing oversight and partnership with a third party vendor for rebate program expertise, we are able to realize significant cost savings by securing volume pricing and administering national rebate programs from our vendors.

The corporate human resources staff works closely with management and employees throughout Lodgian to ensure compliance with employment laws and related government filings, counsel management on employee relations and labor relations matters, design and administer benefit programs, and develop recruiting and retention strategies.

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

Since that time, we have sold hotels that did not fit our business strategy.

Our business is conducted in one reportable segment, which is the hospitality segment. During 2008, we derived approximately 98% of our consolidated revenues from hotels located within the United States and the balance from our one hotel located in Windsor, Canada.

Franchise Affiliations

We operate substantially all of our hotels under nationally recognized brands. In addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites.

We enter into franchise agreements, generally for terms of 10 to 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. As a percentage of gross room revenues, royalty fees range from 4.0% to 6.0%, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 1.0% to 3.2%, and club and restaurant fees from 0.1% to 3.3%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 6.5% to 10.0% of gross room revenues. In 2008, franchise fees for our continuing operations were 9.6% of room revenues.

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

When a hotel does not meet the terms of its franchise license agreement, a franchisor reserves the right to issue a notice of non-compliance to the franchisee. This notice of non-compliance provides the franchisee with a cure period which typically ranges from 3 to 24 months. At the end of the cure period, the franchisor will review the criteria for which the non-compliance notice was issued and either (1) cure the franchise agreement, returning to good standing, or (2) issue a notice of default and termination, giving the franchisee another opportunity to cure the non-compliant issue. At the end of the default and termination period, the franchisor will review the criteria for which the non-compliance notice was issued and either cure the default, issue an extension which will grant the franchisee additional time to cure, or terminate the franchise agreement. Termination of the franchise agreement could lead to a default and acceleration under one or more of our loan agreements, which would materially and adversely affect us. In the past, we have been able to cure most cases of non-compliance and most defaults within the cure periods. If we perform an economic analysis of a hotel and determine it is not economically justifiable to comply with a franchisor’s requirements, we will select an alternative franchisor, operate the hotel without a franchise affiliation, or sell the hotel. Generally, under the terms of our loan agreements, we are not permitted to operate hotels without an approved franchise affiliation. See “Item 1A. Risk Factors.”

As of March 1, 2009, we have been or expect to be notified that we are in default and/or non-compliance with respect to three franchise agreements and we are anticipating cure letters with respect to two franchise agreements as summarized below:

•	One hotel is in default of the franchise agreements because of substandard guest satisfaction scores. If we do not achieve scores above the required thresholds by the designated cure dates, this hotel could be subject to termination of the franchise agreement. However, since we recently completed some renovations at the hotel, we anticipate that we will be given additional time to cure the default.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If we do not cure the default by April 2009, the hotel’s franchise agreement could be terminated by the franchisor. This hotel is also in default of the franchise agreement because of substandard guest satisfaction scores. If we do not achieve scores above the required thresholds by March 2009, this hotel could be subject to termination by the franchisor. However, since the hotel is currently under renovation, we anticipate that we will be given additional time to cure the defaults.

•	One hotel is not in compliance with some of the terms of the franchise agreement because of substandard guest scores. If we do not achieve scores above the required quality thresholds by March 2009, this hotel could be placed in default by the franchisor. However, we have met with the franchisor, are following a specific action plan for improvement, and anticipate that we will cure the failure by the required cure date.

•	We are anticipating cure letters for two hotels to be delivered no later than February 2010.

Our corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these instances of non-compliance or default through enhanced service, and product improvements by the required cure dates.

We believe that we will cure the non-compliance and defaults for which the franchisors have given notice on or before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. We will continue to work with the franchisor to extend the default cure period, if necessary. We cannot provide assurance that we will be able to complete the action plans (which are estimated to cost approximately $2.5 million for the capital improvements portion of the action plans, of which $0.4 million had been spent as of December 31, 2008) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, we will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect our business, financial condition and results of operations.

Also, our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. All three of the hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $199.3 million of mortgage debt as of March 1, 2009. See “Item 1A. Risk Factors.”

Sales and Marketing

We have developed a unique sales and marketing culture that is focused on revenue generation and long term profitability. We developed several key components that we believe set us apart from a typical brand or independent management approach.

The hotel sales, marketing and revenue management efforts are led by each property General Manager, whose team includes a Director of Sales and a Revenue Manager. This streamlined structure, which excludes layers of corporate operations support, provides a distinct advantage as the hotels can proactively and quickly adjust the hotel’s specific marketing plans and business strategies as market conditions change. Support is provided by the brand, the Vice President of Revenue Management and the Lodgian Councils, a core of seasoned hotel veterans in three different disciplines, including Sales, Catering and Revenue Management. Each council is comprised of five to six individuals who work on property and excel in their area of expertise. They are responsible for developing programs, training, and motivational efforts for the entire organization, as well as creating synergies within the portfolio by sharing best practices and working together with common clients. Every hotel sales associate is armed with sales training administered by each hotel’s respective brand.

In collaboration with the Directors of Sales, each hotel is assigned a Revenue Manager, either on property, working remotely, or via the brand. The revenue managers work with the Director of Sales to steer the efforts of the property-level teams, ensuring the appropriate mix of business and pricing for each hotel. We have developed a forecasting tool that provides history by day of week and segment of business. This customized tool provides each hotel with a means to analyze trends from previous years as well as changes in market conditions to forecast rooms sold and ADR by segment of business on a day-by-day basis. The forecast is then used to identify the types of business and periods of time where the sales effort will result in the greatest revenue gains and where changes in current strategy are necessary.

Joint Ventures

As of March 1, 2009, we operate one hotel, the Crowne Plaza West Palm Beach, FL, in a joint venture in which we have a 51% voting equity interest and exercise control.

On March 20, 2007, we acquired our joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza, LA for $2.9 million. On July 26, 2007, we acquired our joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million. As a result, the hotels are now wholly-owned subsidiaries.

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

We also compete with other hotel owners and operators with respect to obtaining desirable franchises for upscale, upper upscale and midscale hotels in targeted markets.

The Lodging Industry

The U.S. lodging industry enjoyed five consecutive years of positive RevPAR growth from 2003 through 2007 after the economic devastation of the terrorist attacks in September 2001. Demand exceeded supply for four of those five years, and supply growth was less than 0.5% in 2004, 2005, and 2006. The U.S. lodging industry experienced significant gains in 2006 and 2007, with full year RevPAR up 7.5% and 5.7%, respectively, according to Smith Travel Research. For the first 6 months of 2008, RevPAR reflected growth, but to a lesser degree, up 1.5%. The industry began showing signs of a downward trend in the third quarter, with RevPAR down 1.1%. Full year RevPAR for the U.S. industry was down 1.9%, according to Smith Travel Research as reported in January 2009. Smith Travel Research predicted annual U.S. lodging industry RevPAR to decline by 2.5% in 2009 with an annual increase in supply of 2.4% coupled with a decline in demand of 1.0%. As a result, industry occupancy is expected to decline 3.5%, and ADR is expected to increase 1.0%. These industry forecasts may not necessarily reflect our portfolio of hotels. In addition, the current severe economic recession could result in lower than expected results.

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

We believe that our hotels and brands will perform competitively with the U.S. lodging industry, although both occupancy and ADR are expected to decline in 2009. RevPAR for our held for use hotels decreased 0.9% in 2008 as compared to 1.9% for the industry as a whole.

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

Portfolio

Our hotel portfolio, as of March 1, 2009, by franchisor, is set forth below:

					Year of
	Room Count				Last Major Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction

InterContinental Hotels Group PLC (IHG)
Crowne Plaza Albany	384		384	Albany, NY	2001
Crowne Plaza Houston	294		294	Houston, TX	1999
Crowne Plaza Melbourne	270		270	Melbourne, FL	2006
Crowne Plaza Phoenix Airport	295		295	Phoenix, AZ	2004
Crowne Plaza Pittsburgh	193		193	Pittsburgh, PA	2001
Crowne Plaza Silver Spring	231		231	Silver Spring, MD	2005
Crowne Plaza West Palm Beach (51% owned)	219		219	West Palm Beach, FL	Planning and Diligence
Crowne Plaza Worcester	243		243	Worcester, MA	Being Renovated
Holiday Inn BWI Airport	260		260	Baltimore, MD	Being Renovated
Holiday Inn Cromwell Bridge		139	139	Cromwell Bridge, MD	2000
Holiday Inn East Hartford		130	130	East Hartford, CT	2000
Holiday Inn Hilton Head	202		202	Hilton Head, SC	2008
Holiday Inn Inner Harbor	375		375	Baltimore, MD	Being Renovated
Holiday Inn Meadowlands	138		138	Pittsburgh, PA	2005
Holiday Inn Monroeville	187		187	Monroeville, PA	Planning and Diligence
Holiday Inn Myrtle Beach	133		133	Myrtle Beach, SC	2006
Holiday Inn Phoenix West		144	144	Phoenix, AZ	2003
Holiday Inn Santa Fe	130		130	Santa Fe, NM	2003
Holiday Inn Express Palm Desert	129		129	Palm Desert, CA	2003
Holiday Inn Select Strongsville	303		303	Cleveland, OH	2005
Holiday Inn Select Windsor		214	214	Windsor, Ontario	2004

Total IHG Room Count	3,986	627	4,613

Total IHG Hotel Count	17	4	21

Marriott International Inc.
Courtyard by Marriott Abilene	100		100	Abilene, TX	2004
Courtyard by Marriott Bentonville	90		90	Bentonville, AR	2004
Courtyard by Marriott Buckhead	181		181	Atlanta, GA	2008
Courtyard by Marriott Florence	78		78	Florence, KY	2004
Courtyard by Marriott Lafayette	90		90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100		100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122		122	Tulsa, OK	2004
Fairfield Inn by Marriott Merrimack	115		115	Merrimack, NH	2002
Marriott Denver Airport	238		238	Denver, CO	2008
Residence Inn by Marriott Dedham	81		81	Dedham, MA	2004
Residence Inn by Marriott Little Rock	96		96	Little Rock, AR	2004
SpringHill Suites by Marriott Pinehurst	107		107	Pinehurst, NC	2007

Total Marriott Room Count	1,398	—	1,398

Total Marriott Hotel Count	12	—	12

					Year of
	Room Count				Last Major Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction

Hilton Hotels Corporation
Hilton Columbia	152		152	Columbia, MD	Planning and Diligence
Hilton Fort Wayne	244		244	Fort Wayne, IN	Being Renovated
Hilton Northfield		191	191	Troy, MI	2003

Total Hilton Room Count	396	191	587

Total Hilton Hotel Count	2	1	3

Carlson Companies
Radisson New Orleans Airport Plaza	244		244	New Orleans, LA	2005
Radisson Phoenix	159		159	Phoenix, AZ	2005

Total Carlson Room Count	403	—	403

Total Carlson Hotel Count	2	—	2

Starwood Hotels & Resorts Worldwide, Inc.
Four Points by Sheraton Philadelphia(1)	190		190	Philadelphia, PA	2008

Total Starwood Room Count	190	—	190

Total Starwood Hotel Count	1	—	1
Wyndham Hotels and Resorts, LLC
Wyndham DFW Airport North	282		282	Dallas, TX	2008

Total Wyndham Room Count	282	—	282

Total Wyndham Hotel Count	1	—	1

Non-branded hotels
French Quarter Suites Memphis(2)		105	105	Memphis, TN	1997

Total Non-branded Room Count	—	105	105

Total Non-branded Hotel Count	—	1	1

Grand Total Room Count	6,655	923	7,578

Grand Total Hotel Count	35	6	41

(1)	This hotel converted from a DoubleTree Club in January 2008.

(2)	This hotel is currently closed.

Dispositions

A summary of our disposition activity is as follows:

Number of
Hotels

Owned at December 31, 2006	69
Sold in 2007	(23)

Owned at December 31, 2007	46
Sold in 2008	(5)

Owned at December 31, 2008	41

No hotels were sold between January 1, 2009 and March 1, 2009.

Hotel data by market segment and region

No hotels were sold between January 1, 2009 and March 1, 2009.

Hotel data by market segment and region

The following four tables include data for all hotels in our portfolio as of December 31, 2008, except for the French Quarter Suites Memphis, TN, a held for sale (discontinued operations) hotel, which is closed. The number of properties and number of rooms disclosed in the tables are as of the end of the applicable year.

The first two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 by chain scale segment with one hotel excluded as noted above. The chain scale segments are defined on page 5.

Combined Continuing and Discontinued Operations — 40 hotels (excludes the Memphis hotel)

	2008	2007	2006

Upper Upscale
Number of properties	4	4	4
Number of rooms	825	825	825
Occupancy	69.3%	72.4%	68.3%
Average daily rate	$120.07	$118.74	$113.65
RevPAR	$83.23	$86.00	$77.67
Upscale
Number of properties	22	21	20
Number of rooms	4,048	3,858	3,576
Occupancy	70.4%	68.2%	68.4%
Average daily rate	$106.26	$107.85	$106.13
RevPAR	$74.78	$73.61	$72.61
Midscale with Food & Beverage
Number of properties	12	13	14
Number of rooms	2,355	2,545	2,827
Occupancy	66.8%	69.9%	68.3%
Average daily rate	$98.49	$101.56	$96.12
RevPAR	$65.81	$70.97	$65.69
Midscale without Food & Beverage
Number of properties	2	2	2
Number of rooms	244	244	244
Occupancy	52.4%	58.0%	58.6%
Average daily rate	$90.93	$90.00	$87.58
RevPAR	$47.69	$52.24	$51.34
All Hotels
Number of properties	40	40	40
Number of rooms	7,472	7,472	7,472
Occupancy	68.6%	68.9%	68.1%
Average daily rate	$105.03	$106.45	$102.63
RevPAR	$72.00	$73.38	$69.85

Continuing Operations — 35 hotels

	2008	2007	2006

Upper Upscale
Number of properties	3	3	3
Number of rooms	634	634	634
Occupancy	70.1%	73.9%	70.0%
Average daily rate	$126.36	$124.78	$118.16
RevPAR	$88.55	$92.22	$82.76
Upscale
Number of properties	22	21	20
Number of rooms	4,048	3,858	3,576
Occupancy	70.4%	68.2%	68.4%
Average daily rate	$106.26	$107.85	$106.13
RevPAR	$74.78	$73.61	$72.61
Midscale with Food & Beverage
Number of properties	8	9	10
Number of rooms	1,728	1,918	2,200
Occupancy	68.5%	70.3%	68.4%
Average daily rate	$99.15	$101.65	$95.85
RevPAR	$67.92	$71.46	$65.56
Midscale without Food & Beverage
Number of properties	2	2	2
Number of rooms	244	244	244
Occupancy	52.4%	58.0%	58.6%
Average daily rate	$90.93	$90.00	$87.58
RevPAR	$47.69	$52.24	$51.34
All Hotels
Number of properties	35	35	35
Number of rooms	6,654	6,654	6,654
Occupancy	69.2%	69.0%	68.2%
Average daily rate	$105.95	$107.21	$103.30
RevPAR	$73.32	$73.97	$70.46

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 by geographic region with one hotel excluded as previously noted.

The regions in the two tables below are defined as:

•	Northeast: Canada, Connecticut, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.

Combined Continuing and Discontinued Operations — 40 hotels (excludes the Memphis hotel)

	2008	2007	2006

Northeast Region
Number of properties	16	16	16
Number of rooms	3,335	3,335	3,335
Occupancy	65.7%	67.9%	66.8%
Average daily rate	$105.67	$106.32	$103.65
RevPAR	$69.38	$72.17	$69.26
Southeast Region
Number of properties	10	10	10
Number of rooms	1,624	1,624	1,624
Occupancy	71.4%	70.0%	67.5%
Average daily rate	$108.69	$112.31	$113.30
RevPAR	$77.57	$78.61	$76.45
Midwest Region
Number of properties	8	8	8
Number of rooms	1,418	1,418	1,418
Occupancy	68.0%	63.2%	68.0%
Average daily rate	$98.72	$98.27	$89.23
RevPAR	$67.13	$62.11	$60.70
West Region
Number of properties	6	6	6
Number of rooms	1,095	1,095	1,095
Occupancy	73.9%	77.9%	72.7%
Average daily rate	$105.58	$107.57	$101.45
RevPAR	$78.02	$83.81	$73.75
All Hotels
Number of properties	40	40	40
Number of rooms	7,472	7,472	7,472
Occupancy	68.6%	68.9%	68.1%
Average daily rate	$105.03	$106.45	$102.63
RevPAR	$72.00	$73.38	$69.85

Continuing Operations — 35 hotels.

	2008	2007	2006

Northeast Region
Number of properties	13	13	13
Number of rooms	2,852	2,852	2,852
Occupancy	66.5%	68.2%	66.8%
Average daily rate	$106.97	$107.56	$105.23
RevPAR	$71.16	$73.35	$70.34
Southeast Region
Number of properties	10	10	10
Number of rooms	1,624	1,624	1,624
Occupancy	71.4%	70.0%	67.5%
Average daily rate	$108.69	$112.31	$113.30
RevPAR	$77.57	$78.61	$76.45
Midwest Region
Number of properties	7	7	7
Number of rooms	1,227	1,227	1,227
Occupancy	68.2%	62.5%	68.9%
Average daily rate	$98.81	$98.52	$88.14
RevPAR	$67.38	$61.61	$60.69
West Region
Number of properties	5	5	5
Number of rooms	951	951	951
Occupancy	74.8%	78.0%	72.7%
Average daily rate	$107.13	$107.42	$100.78
RevPAR	$80.18	$83.79	$73.25
All Hotels
Number of properties	35	35	35
Number of rooms	6,654	6,654	6,654
Occupancy	69.2%	69.0%	68.2%
Average daily rate	$105.95	$107.21	$103.30
RevPAR	$73.32	$73.97	$70.46

Hotel Encumbrances

Of the 41 hotels that we own and consolidate as of December 31, 2008, 35 hotels were pledged as collateral to secure long-term debt. Refer to the table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources. See “Item 1A. Risk Factors.”

Insurance

We maintain the following types of insurance:

•	general liability;

•	property damage and business interruption (including coverage for terrorism);

•	flood;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability;

•	business automobile; and

•	employment practices liability insurance.

We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2008, we had accrued $10.4 million for these costs (including employee medical and dental coverage). We believe that we have adequate reserves and sufficient insurance coverage for our business.

There are other types of losses for which we cannot obtain insurance at all or at a reasonable cost, including losses caused by acts of war. If an uninsured loss or a loss that exceeds our insurance limits were to occur, we could lose both the revenues generated from the affected property and the capital that we have invested. We also could be liable for any outstanding mortgage indebtedness or other obligations related to the hotel. Any such loss could materially and adversely affect our financial condition and results of operations. See “Item 1A. Risk Factors.”

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

Our hotels are also subject to environmental regulations under federal, state and local laws. These environmental regulations have not had a material adverse effect on our operations. However, such regulations potentially impose liability on property owners for cleanup costs for hazardous waste contamination. If material hazardous waste contamination problems exist on any of our properties, we would be exposed to liability for the costs associated with the cleanup of those sites. See “Item 1A. Risk Factors.”

Employees

At December 31, 2008, we had 2,157 full-time and 889 part-time employees. We had 47 full-time employees engaged in administrative, operations, and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2008, 279 of our full and part-time employees located at four hotels were covered by five collective bargaining agreements. These five agreements expire between 2009 and 2011. We consider relations with our employees to be good.

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

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information about us.

Financial information about our revenues and expenses for the last three fiscal years and assets and liabilities for the last two years may be found in the Consolidated Financial Statements, beginning on page F-1.

Item 1A.	Risk Factors

We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “seeks”, “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,”, “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:

•	Our ability to refinance or extend the portion of our mortgage indebtedness that is scheduled to mature in 2009;

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices;

•	The impact of continued disruptions in the stock and credit markets and potential failures of financial institutions on our ability to access capital, and

•	The risks identified below under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.

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

Risks Related to Our Business

We may be unable to refinance, extend or repay our substantial mortgage indebtedness maturing in July 2009, which could have a material adverse effect on our business, financial condition, results of operations and stock price.

As of December 31, 2008, we had $332.6 million of total mortgage obligations outstanding, including the current portion. This mortgage indebtedness is secured by interests in certain of our hotel properties. Approximately $148.5 million of this mortgage debt matures in May and December of 2009, both of which we currently expect to extend for additional one-year periods in accordance with the extension options set forth in the relevant loan documents. However, approximately $128 million of our mortgage debt is scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. We cannot currently predict whether our efforts to obtain an extension will be successful.

To address the pending maturities in July 2009, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. We cannot currently predict whether these efforts will be successful.

Our ability to operate as a going concern is dependent upon our ability to extend, refinance or repay our July 2009 mortgage debt prior to or upon its maturity. For example, if we default on this mortgage debt our lenders could seek to foreclose on the properties securing the debt, which could cause the loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Moreover, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to refinance or extend the maturity of our July 2009 mortgage debt and maintain sufficient cash flow to fund our operations, our business, financial condition, results of operations and stock price may be materially adversely affected, and we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders.

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

If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. As of March 1, 2009, we have been or expect to be notified that we are in default and/or non-compliance with respect to three franchise agreements. We cannot assure you that we will be able to cure the alleged instances of non-compliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or non-compliance. If a franchise agreement is terminated, we may be required to incur significant costs, including franchise termination payments and capital expenditures, which in certain circumstances could lead to acceleration of portions of our indebtedness. Our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more of our loan agreements. Therefore, the termination of one or more of our franchise agreements could materially and adversely affect our revenues, cash flow and liquidity. The hotels that are, or are expected to be, in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $199.3 million of our mortgage debt as of March 1, 2009.

Refer to “Franchise Affiliations” above for specific information regarding the current status of our franchise agreements.

In addition, our current franchise agreements, generally for terms of 10 to 20 years, terminate at various times and have differing remaining terms. As a condition to renewal of the franchise agreements, franchisors frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and increases in franchise fees. A significant increase in unexpected capital expenditures and franchise fees related to renewal of franchise agreements would adversely affect our financial condition and results of operations.

Hotels typically require a higher level of capital expenditures, maintenance and repairs than other building types. If we are not able to meet the requirements of our hotels appropriately, our business and operating results will suffer.

In order to maintain our hotels in good condition and attractive appearance, it is necessary to replace furnishings, fixtures and equipment periodically, generally every five to seven years, and to maintain and repair public areas and exteriors on an ongoing basis. When we make needed capital improvements, we can be more competitive in the market and our hotel occupancy and room rates can grow accordingly. Further, the process of renovating a hotel has the potential to be disruptive to operations. It is vital that we properly plan and execute renovations during lower occupancy and/or lower rated months in order to minimize “displacement”, an industry term for a temporary loss of revenues caused by rooms being out of service during a renovation. Additionally, if capital improvements are not made, franchise agreements could be at risk.

Market conditions and other factors may limit our ability to repay, extend or refinance our debt and fund our future capital needs. Even if we are able to refinance or extend our indebtedness, a substantial amount of indebtedness could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a substantial amount of debt, which we may not be able to extend, refinance or repay. As of December 31, 2008, we had $332.6 million of total mortgage obligations outstanding, including the current portion, and 35 of our consolidated hotels were pledged as collateral for existing mortgage loans. These 35 hotels represented 88.2% of the book value of our consolidated property and equipment, net, as of December 31, 2008. As a result, we have limited flexibility to sell a property to satisfy our cash needs. In addition, our cash flow from operations may be insufficient to make required debt service payments and we may not be able to extend, repay or refinance our maturing indebtedness on favorable terms or at all. Our ability to successfully refinance or extend our debt is also negatively affected by the current condition of the general economy, which has caused a real or perceived decline in the value of our properties, and of the credit markets, which has significantly reduced levels of commercial lending, in particular in the real estate capital markets.

If we are unable to refinance or extend the maturity of our maturing indebtedness, we may not be able to repay such indebtedness or make required debt service payments, resulting in a default of the debt. Debt defaults could lead us to sell one or more of our hotels on unfavorable terms or, in the case of secured debt, permit the lender to institute a foreclosure action, causing a loss of any anticipated income and cash flow from, and our invested capital in, the hotels. If we are unable to refinance or extend the maturity of our debt and maintain sufficient cash flow to fund our operations, our business, financial condition, results of operations and stock price will be materially adversely affected, and we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders.

Even if we are able to refinance or extend our indebtedness, our indebtedness could still have important consequences to us. It is likely that refinanced or extended debt will contain terms, such as more restrictive operational and financial covenants and higher fees and interest rates, that are less attractive than the terms contained in the debt being refinanced or extended. Our substantial indebtedness may increase our vulnerability to downturns in our business, the lodging industry and the general economy. In addition, we may be required to dedicate a substantial and increasing portion of our cash flow from operations to debt service payments. This could reduce the availability of our cash flow to fund working capital, capital expenditures and other needs, and limit our ability to react to changes in our industry and capitalize on business opportunities. This may also place us at a competitive disadvantage to our competitors that may have greater financial strength than we do.

In addition, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs. We may be unable to obtain third-party financing on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Any additional debt would increase our leverage, which would reduce our operational flexibility and increase our risk exposure.

The terms of our debt instruments place many restrictions on us, which reduce operational flexibility and create default risks.

Our outstanding debt instruments subject us to certain operational and financial covenants. Operational covenants include requirements to maintain certain levels of insurance and affiliations with nationally recognized hotel brands. The operational covenants in our debt documents may reduce our flexibility in conducting our operations and may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with certain of these restrictive covenants, may result in additional interest being due and could constitute an event of default, and in some cases with notice or the lapse of time, if not cured or waived, could result in the acceleration of the defaulted debt and the sale or foreclosure of the affected hotels. Under certain circumstances the termination of a hotel franchise agreement could also result in the same effects. A foreclosure would result in a loss of any anticipated income and cash flow from, and our invested capital in, the affected hotel. No assurance can be given that we will be able to repay, through financings or otherwise, any accelerated indebtedness or that we will not lose all or a portion of our invested capital in any hotels that we sell in such circumstances.

We are also subject to certain financial covenants, including leverage and coverage ratios. As of December 31, 2008, the Company was in compliance with all of its financial debt covenants. However, our continued compliance with our financial covenants depends substantially upon the financial results of our hotels. Given the severe economic recession, we could breach certain of our financial covenants during 2009. The breach of a financial covenant, if not cured or waived by the lender, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loan (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.

Increases in interest rates could have an adverse effect on our cash flow and interest expense.

A significant portion of our capital needs are fulfilled by borrowings, of which $169.5 million was variable rate debt at December 31, 2008. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities. We have reduced the risk of rising interest rates by entering into interest rate cap agreements for all our variable interest rate debt.

The value of our hotels and our ability to service our indebtedness is dependent upon the successful operation and cash flows of our hotels. Our ability to generate cash depends on many factors beyond our control and a cash shortfall could adversely affect our ability to fund our operations, planned capital expenditures and other needs.

Our ability to make payments on, extend or refinance our indebtedness and to fund our operations, planned capital expenditures and other needs will depend on our ability to generate cash in the future. In addition, the value of our hotels is heavily dependent on our cash flows. Various factors could adversely affect our ability to generate cash from operations. These risks include the following:

•	Effects of the severe global recession and the adverse conditions of the real estate and banking industries;

•	Changes in interest rates and changes in the availability, cost and terms of credit;

•	Cyclical overbuilding in the lodging industry;

•	Varying levels of demand for rooms and related services;

•	Competition in our markets from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we have;

•	Loss of franchise affiliations;

•	Decreases in air travel or other adverse changes in travel patterns;

•	Fluctuations in operating costs, including but not limited to, labor, food, and energy costs;

•	The need for renovations and the effectiveness of renovations or repositioning in attracting customers;

•	Changes in governmental laws and regulations that influence or determine wages or required remedial expenditures;

•	Natural disasters, including, but not limited to hurricanes;

•	Dependence on business and leisure travelers, who have been and continue to be affected by threats of terrorism, or other outbreaks of hostilities, and new laws to counter terrorism which result to some degree in a reduction of foreign travelers visiting the U.S.; and

•	The perception of the lodging industry and lodging companies in the debt and equity markets.

The global economic crisis and adverse economic conditions in the specific major metropolitan markets in which we do substantial business could materially and adversely affect our business and results of operations.

We depend in part on consumers spending discretionary funds on travel and leisure activities as well as the general health and volume of airline and business-related travel to generate revenues at our hotels. General economic conditions continue to weaken, and we expect the severe global economic recession to continue and potentially worsen in 2009. The unemployment rate is expected to continue to rise, consumer confidence and consumer and business spending have decreased dramatically and the stock market remains extremely volatile. Given these current and expected economic conditions and their impact on our occupancy and revenues, we believe there is a significantly increased risk that our operating performance will be materially adversely affected.

In addition to weakness in the general economy, adverse economic conditions in the specific markets in which we have multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect our revenues and results of operations. The eight continuing operations hotels in these markets combined provided 29%, 30%, and 29% of our continuing operations revenues in 2008, 2007, and 2006, respectively. As a result of the geographic concentration of these hotels, we are particularly exposed to the risks of downturns in these markets, which could have a material adverse effect on our profitability.

Further, we use significant amounts of electricity, gasoline, natural gas and other forms of energy to operate our hotels. A shortage in supply or a period of sustained high energy costs could negatively affect our results of operations. Additionally, a shortage of supply could impact our ability to operate our hotels and could adversely impact our guests’ experience at our hotels, and ultimately, our guest satisfaction scores and potentially our franchisor affiliations.

If we are not able to execute our strategic initiatives, we may not be able to improve our financial performance.

Our strategic initiatives are focused on improving the operations of our continuing operations hotels with improved product quality, improved services levels, and disciplined capital investment in our hotels, including repositionings and renovations, that will earn a sufficient return on the capital invested. The execution of these initiatives are dependent upon a number of factors, including but not limited to, our ability to dispose of the assets that do not fit into our core portfolio in a timely manner and at the desired selling prices. Additionally, we periodically evaluate our portfolio of hotels to identify underperforming hotels that should be sold. We cannot assure you that the execution of our strategic initiatives will produce improved financial performance at the affected hotels or for Lodgian in general. We compete for growth opportunities with national and regional hospitality companies, many of which have greater name recognition, marketing support and financial resources than we do. An inability to successfully implement our strategic initiatives could limit our ability to grow our revenues, net income and cash flow.

We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.

We had an accumulated deficit of $105.2 million as of December 31, 2008. Our ability to improve our performance to achieve profitability is dependent upon the state of the economy in general and the lodging industry in particular, as well as the successful implementation of our business strategy. In August 2007, we announced cost-reduction initiatives to improve future operating performance, which resulted in position eliminations at the corporate, regional, and hotel levels. In 2008, we eliminated additional positions at all levels. The reduction in staff, particularly at the hotel level, could have a negative impact on our guest satisfaction scores, which could ultimately impact our financial performance and/or result in the loss of one or more franchise agreements. In addition, our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. Furthermore, Smith Travel Research forecasted a 2.5% decline in RevPAR for the U.S. lodging industry in 2009, while PKF Hospitality Research projected a 7.8% decrease in RevPAR, the fifth largest annual decline since 1930. Rising energy costs, the financial condition of the airline industry in general and continued threats to national security or air travel safety, among other things, could adversely affect the industry, resulting in our inability to meet our internal profit expectations.

Force majeure events, including natural disasters, acts and threats of terrorism, the ongoing war against terrorism, military conflicts and other factors have had and may continue to have a negative effect on the lodging industry and our results of operations.

Force majeure events, including natural disasters, such as Hurricanes Katrina and Ike, which affected the Gulf Coast in August 2005 and September 2008, respectively, the terrorist attacks of September 11, 2001 and the continued threat of terrorism and changing threat levels announced by the U.S. Department of Homeland Security, have had a negative impact on the lodging industry and on our hotel operations. These events can cause a significant decrease in occupancy and ADR due to disruptions in business and leisure travel patterns and concerns about travel safety. In particular, as it relates to terrorism, major metropolitan areas and airport hotels can be adversely affected by concerns about air travel safety and may see an overall decrease in the amount of air travel.

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

As of March 1, 2009, we operated 33 of our 41 hotels under the InterContinental Hotels Group and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If either of these brands suffered a major decline in popularity with the traveling public, it could adversely affect our revenues and profitability.

We have experienced significant changes in our senior management team and Board of Directors.

There have been a number of changes in our senior management team. Since January 2008, the chief executive officer role has been filled by a member of the Board of Directors on an interim basis. Our current vice president of operations assumed this position in December 2008. If our management team is unable to develop and successfully execute our business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

The composition of our Board of Directors has changed. From January 1, 2008 through March 1, 2009, two Board members resigned their positions (including the resignation of the former chief executive officer, who was also a director), while two new members joined the Board of Directors.

Our success is dependent on recruiting and retaining high caliber key personnel.

Our future success and our ability to manage future growth will depend in large part on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining key personnel. The inability to attract and retain highly qualified personnel could hinder our business.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through third-party travel websites such as Travelocity.com, Expedia.com, Priceline.com and Hotels.com. If these Internet bookings increase, these intermediaries may be in a position to demand higher commissions, reduced room rates or induce other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Although we expect to continue to derive most of our business through the traditional channels, if the revenues generated through Internet intermediaries increase significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We will be unable to utilize all of our net operating loss carryforwards.

As of December 31, 2008, we had approximately $223.0 million of net operating loss carryforwards available for federal income tax purposes. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2018 and 2028. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and consequently, investors may be unable to resell their common stock at or above their purchase price.

The market price of our common stock could decline or fluctuate significantly in response to various factors, including:

•	Actual or anticipated variations in our results of operations;

•	Announcements of new services or products or significant price reductions by us or our competitors;

•	Market performance by our competitors;

•	Future issuances of our common stock, or securities convertible into or exchangeable or exercisable for our common stock, by us directly, or the perception that such issuances are likely to occur;

•	Sales of our common stock by stockholders or the perception that such sales may occur in the future;

•	The size of our market capitalization;

•	Loss of our franchises;

•	Default on our indebtedness and/or foreclosure of our properties;

•	Concentration of ownership;

•	The extent of institutional investor interest in us;

•	Changes in financial estimates by securities analysts; and

•	Domestic and international economic, legal and regulatory factors unrelated to our performance.

We may never pay dividends on our common stock, in which event our stockholders’ only return on their investment, if any, will occur on their sale of our common stock.

We have not yet paid any dividends on our common stock, and we do not intend to do so in the foreseeable future. As a result, a stockholders’ only return on their investment, if any, will occur on their sale of our common stock.

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

None.

Item 2.	Properties

The information required to be presented in this section is presented in “Item 1. Business.”

Item 3.	Legal Proceedings

The information required to be presented in this section is presented in “Item 1. Business.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historical Data

Our common stock is traded on the NYSE Alternext US under the symbol “LGN”. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the past two years:

	2007
	High	Low

First Quarter	$15.26	$11.97
Second Quarter	$16.84	$12.76
Third Quarter	$15.50	$9.88
Fourth Quarter	$12.79	$10.81

	2008
	High	Low

First Quarter	$11.93	$8.26
Second Quarter	$11.39	$7.61
Third Quarter	$9.67	$6.63
Fourth Quarter	$7.76	$1.19

	2009
	High	Low

First Quarter (up to March 1, 2009)	$3.46	$1.50

At March 10, 2009, we had approximately 2,322 holders of record of our common stock.

We have not declared or paid any dividends on our common stock, and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings, if any, and other cash resources will be retained to pay principal and interest on our debt, fund our business operations, and build cash reserves and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position, cash flow, liquidity, capital expenditure plan and requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our Board of Directors deems relevant.

Stock Repurchase Programs

In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. Under this program, the Company repurchased 225,267 shares at an aggregate cost of $2.8 million during 2006. During 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million.

In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which was due to expire on August 22, 2009. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $15.2 million in 2007. During 2008, the Company repurchased 1.5 million shares at an aggregate cost of $14.9 million fulfilling the remaining authority under the program.

On April 11, 2008, the Board of Directors of the Company approved the repurchase of an additional $10 million of common stock over a period ending no later than April 15, 2009. As of December 31, 2008, the Company had repurchased approximately 554,000 shares at an aggregate cost of $4.4 million.

Equity Compensation Plan Information

The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2008:

Number of
	Number of			Securities Remaining
	Securities to be		Weighted-Average	Available for Future
	Issued Upon		Exercise Price of	Issuance Under
	Exercise		Outstanding	Equity Compensation
	of Outstanding		Options,	Plans (Excluding
	Options, Warrants		Warrants and	Securities Reflected
	and Rights (1)		Rights	in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	174,911(1	)(2)	10.66	2,499,921(3)
Equity compensations plans not approved by security holders	—		—	—

(1)	Column (a) excludes Class B warrants which are not a component of the Stock Incentive Plan.

(2)	All of these awards have been granted under the Stock Incentive Plan.

(3)	After taking into account the outstanding options, the exercised options and the shares of nonvested common stock, we have 2,499,921 shares of common stock available for grant under the Stock Incentive Plan.

On November 25, 2002, we adopted a stock incentive plan (“Stock Incentive Plan”) which replaced the stock option plan previously in place. The Stock Incentive Plan, prior to the completion of the secondary stock offering on June 25, 2004, authorized us to award our directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors, options to acquire and other equity incentives up to 353,333 shares of common stock. With the completion of the secondary stock offering on June 25, 2004, the total number of shares available for issuance under our stock incentive plan increased to 3,301,058 shares. As of December 31, 2008, we have issued options to acquire 981,332 shares (537,501 of which were forfeited), 12,413 shares of restricted stock (of which 4,719 shares were withheld to satisfy tax obligations), 66,666 shares of restricted stock units (of which 21,633 were withheld to satisfy tax obligations) and 350,566 shares of nonvested stock (of which 27,741 shares were forfeited and 18,246 of which were withheld to satisfy tax obligations).

Awards made during 2008 pursuant to the Stock Incentive Plan are summarized below:

Issued Under
the Stock
Incentive Plan

Available under the plan, less previously issued as of December 31, 2007	2,536,666
Nonvested stock issued January 22, 2008	(76,500)
Nonvested stock issued February 12, 2008	(24,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	11,257
Nonvested shares forfeited in 2008	17,335
Stock options forfeited in 2008	35,163

Available for issuance, December 31, 2008	2,499,921

Treasury Stock Repurchases

There were no purchases of our common stock during the three months ended December 31, 2008.

Performance Graph

The following stock performance graph compares the cumulative total stockholder return of our common stock between December 31, 2003 and December 31, 2008, against the cumulative stockholder return during such period achieved by the Dow Jones US Hotels Index and the Dow Jones Wilshire 5000 Index. The graph assumes that $100 was invested on December 31, 2003 in each of the comparison indices and in our common stock. The chart is adjusted to reflect a 1 for 3 reverse stock split which was effective on April 30, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lodgian, Inc., The Dow Jones Wilshire 5000
Index And The Dow Jones US Hotels Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 Dow Jones & Co. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Lodgian, Inc.	100.00	78.10	68.13	86.35	71.49	13.52
Dow Jones Wilshire 5000	100.00	112.48	119.65	138.52	146.30	91.83
Dow Jones US Hotels	100.00	146.13	159.51	203.69	172.68	78.30

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2008.

In addition, in accordance with generally accepted accounting principles, our results of operations distinguish between the results of operations of those properties which we plan to retain in our portfolio for the foreseeable future, referred to as continuing operations, and the results of operations of those properties which have been sold or have been identified for sale, referred to as discontinued operations. The historical income statements have been reclassified based on the assets sold or held for sale as of December 31, 2008.

You should read the financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

The income statement financial data for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, and selected balance sheet data for the years ended December 31, 2008 and December 31, 2007, were extracted from the audited financial statements included in this Form 10-K, which commence on page F-1.

	(In thousands, except per-share data)
	2008	2007	2006	2005	2004

Income statement data:
Revenues — continuing operations	$240,428	$242,558	$227,635	$187,747	$184,076
Revenues — discontinued operations	31,199	75,592	124,136	152,480	176,232
Revenues — continuing and discontinued operations	271,627	318,150	351,771	340,227	360,308
(Loss) income — continuing operations	(12,911)	(5,581)	(10,438)	9,830	(22,070)
Income (loss) — discontinued operations	927	(2,865)	(4,738)	2,471	(9,764)
Net (loss) income	(11,984)	(8,446)	(15,176)	12,301	(31,834)
Basic (loss) earnings per common share:
(Loss) income — continuing operations	(0.59)	(0.23)	(0.42)	0.40	(1.60)
Income (loss) — discontinued operations	0.04	(0.12)	(0.19)	0.10	(0.71)
Net (loss) income	(0.55)	(0.35)	(0.62)	0.50	(2.30)
Diluted (loss) earnings per common share:
(Loss) income — continuing operations	(0.59)	(0.23)	(0.42)	0.40	(1.60)
Income (loss) — discontinued operations	0.04	(0.12)	(0.19)	0.10	(0.71)
Net (loss) income	(0.55)	(0.35)	(0.62)	0.50	(2.30)
Basic weighted average shares	21,774	24,292	24,617	24,576	13,817
Diluted weighted average shares	21,774	24,292	24,617	24,630	13,817
Balance sheet data (at period end):
Total assets	$555,414	$624,730	$699,158	$726,685	$723,648
Assets held for sale	33,021	8,009	89,437	14,866	30,559
Long-term liabilities	194,800	355,728	292,301	394,432	393,143
Liabilities related to assets held for sale	16,167	961	68,351	4,610	30,572
Total liabilities	368,009	404,142	446,122	466,424	495,385
Total stockholders’ equity	187,405	220,588	242,114	249,044	226,634

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Summary

We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms according to Hotel Business. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”.

As of March 1, 2009, we operated 41 hotels with an aggregate of 7,578 rooms, located in 23 states and Canada. Of the 41 hotels, 35 hotels, with an aggregate of 6,655 rooms, are held for use and the results of operations are classified in continuing operations, while 6 hotels, with an aggregate of 923 rooms, are held for sale and the results of operations are classified in discontinued operations.

As of December 31, 2008, we had $332.6 million of total mortgage obligations outstanding, including the current portion. This mortgage indebtedness is secured by interests in certain of our hotel properties. Approximately $128 million of this mortgage debt is scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure financing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. We cannot currently predict whether our efforts to refinance or extend the maturing debt will be successful. See “Item 1A. Risk Factors” for additional information.

Total assets decreased from $624.7 million at December 31, 2007 to $555.4 million at December 31, 2008. The reduction was primarily due to lower cash balances (approximately $34 million) and lower book value of property and equipment due to hotels sold during 2008.

Long-term liabilities decreased from $355.7 million at December 31, 2007 to $194.8 million at December 31, 2008, mainly as a result of the reclassification of the maturing debt from long-term liabilities to current liabilities. In addition, the long-term liabilities associated with the assets that were reclassified to held for sale during 2008 were reclassified to Liabilities related to assets held for sale.

Overview of Continuing Operations

Below is a summary of our results of continuing operations, presented in more detail in “Results of Operations-Continuing Operations”:

•	Revenues decreased $2.1 million, or 0.9%. Rooms revenues decreased $1.1 million, or 0.6%, as ADR fell 1.2% and occupancy remained relatively flat, increasing 0.3%. Food and beverage revenues decreased $1.5 million, or 2.8%, driven largely by lower banquet revenues.

•	Operating income declined $12.1 million primarily as a result of impairment charges, casualty losses and margin erosion driven by the weakened economy.

Overview of Discontinued Operations

In December 2007, we announced a strategic initiative to reconfigure our hotel portfolio. We redefined our held for use portfolio, which contains 35 hotels. In accordance with this strategy and our previously announced disposition program, we sold 5 hotels in 2008. For the 5 hotels sold in 2008, total revenues were $7.3 million, direct operating expenses were $2.9 million, and other hotel operating expenses were $3.1 million for the year ended December 31, 2008, respectively.

The consolidated statements of operations for discontinued operations for the years ended 2008, 2007 and 2006 include the results of operations for the 6 hotels that were held for sale at December 31, 2008, as well as all properties that have been sold in accordance with SFAS No. 144.

The assets held for sale at December 31, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all of our held for sale assets as of December 31, 2008 remain properly classified in accordance with SFAS No. 144.

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the year ended December 31, 2008, we recorded impairment charges of $10.8 million on assets held for sale.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in “Item 1A. Risk Factors”, approximately $128 million of outstanding mortgage debt is scheduled to mature in July 2009 and the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, these factors raise substantial doubt as to our ability to continue as a going concern. We have engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. Management is also negotiating to extend the maturing mortgage debt. However, management can provide no assurance that we will be able to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if we are unable to continue as a going concern.

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

Deferral policy — We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2008, these deferrals totaled $2.7 million for our held for use hotels. If we were to write-off these expenses in the year of payment, our operating expenses in those years would be significantly higher and lower in other years covered in the related agreement.

Asset impairment — We invest significantly in real estate assets. Property and equipment for our held for use assets represented 80.5% of the total assets on our consolidated balance sheet at December 31, 2008. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates our property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with SFAS No. 144, we classify our properties into two categories: “assets held for sale” and “assets held for use”.

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

Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value less estimated selling costs, and we cease depreciation of the asset. Management’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, our estimate is ultimately based on management’s determination and we remain responsible for the impact of the estimate on the financial statements. The estimated selling costs are generally based on our experience with similar asset sales. We record impairment charges and write down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell.

With respect to assets held for use, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the estimated undiscounted cash flows to be generated by the asset over its estimated useful life are less than the asset’s carrying value. For those assets where there are indicators of impairment, we determine the estimated fair values of these assets by taking into consideration indicators of value including broker valuations or appraisals. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, our estimate is ultimately based on management’s determination and we remain responsible for the impact of the estimate on the financial statements. The broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach or a “room revenue multiplier” approach for determining fair value. If the estimated fair value exceeds the asset’s carrying value, no adjustment is generally recorded. Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as an impairment loss.

Accrual of self-insured obligations — We are self-insured up to certain amounts for employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in other accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2008, our reserve balance related to these self-insured obligations was $10.4 million.

Income Statement Overview

The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for the 35 consolidated hotels that, as of December 31, 2008, are classified as assets held for use.

Revenues

We categorize our revenues into the following three categories:

•	Rooms revenues — derived from guest room rentals;

•	Food and beverage revenues — derived from hotel restaurants, room service, hotel catering and meeting room rentals; and

•	Other revenues — derived from guests’ long-distance telephone usage, laundry services, parking services, in-room movie services, vending machine commissions, leasing of hotel space and other miscellaneous revenues.

Transient revenues, which accounted for approximately 69% of our 2008 room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from groups made up approximately 24% of our 2008 room revenues while our contract revenues (such as contracts with airlines for crew rooms) accounted for the remaining 7%.

We believe revenues in the hotel industry are best explained by the following key performance indicators:

•	Occupancy — computed by dividing total room nights sold by the total available room nights. To obtain available room nights for a particular period, we multiply the number of rooms in each hotel by the number of days the hotel was open;

•	Average Daily Rate (ADR) — computed by dividing total room revenues by total room nights sold; and

•	Revenue per available room (RevPAR) — computed by dividing total room revenues for a particular period by the total available room nights over the same period. Our calculation of total room revenues and the number of available rooms is adjusted, as appropriate, for the opening and closing of hotels in our portfolio. Our RevPAR can also be calculated by multiplying our occupancy for a particular period by our average daily rate over the same period.

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

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities;

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes;

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are costs related to compliance with Sarbanes-Oxley legislation;

•	Casualty (gains) losses, net — these expenses include hurricane and other repair costs and charges related to the assets written off that were damaged, netted against any gains realized on the final settlement of property damage claims;

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees; and

•	Impairment of long-lived assets — charges required to write down the carrying values of long-lived assets to the fair values of assets where the estimated undiscounted cash flows over the life of the asset were less than the carrying value of the asset.

Non-operating items

Non-operating items include:

•	Business interruption insurance proceeds represent insurance proceeds for lost profits as a result of a business shutdown. Our 2008 business interruption proceeds relate primarily to the recovery of lost profits and reimbursement for additional expenses incurred at the Holiday Inn Hotel & Suites Marietta, which was closed as a result of the fire in January 2006.

•	Interest expense and other financing costs represent interest expense, which includes amortization of deferred loan costs and changes in the fair value of interest rate caps;

•	Interest income; and

•	Minority interests — our equity partner’s share of the income or loss of the hotel owned by joint venture that we consolidate.

Results of Operations — Continuing Operations

Results of operations for the years ended December 31, 2008 and December 31, 2007

Revenues — Continuing Operations

	2008	2007	Increase (decrease)
	($ in thousands)

Revenues:
Rooms	$178,623	$179,716	$(1,093)	(0.6)%
Food and beverage	53,543	55,089	(1,546)	(2.8)%
Other	8,262	7,753	509	6.6%

Total revenues	$240,428	$242,558	$(2,130)	(0.9)%

Occupancy	69.2%	69.0%		0.3%
ADR	$105.95	$107.21	(1.26)	(1.2)%
RevPAR	$73.32	$73.97	(0.65)	(0.9)%

Rooms revenues decreased $1.1 million, or 0.6%, driven by a 1.2% decrease in ADR, partly offset by a 0.3% rise in occupancy. The decline in rooms revenues was the result of deteriorating economic conditions. In spite of the challenging economic environment, we outperformed the U.S. lodging industry as a whole in 2008 as our RevPAR decreased 0.9%, compared to a decrease of 1.9% for the U.S. lodging industry, according to Smith Travel Research. This was achieved largely because of our planned strategic shift toward the contract segment of business in order to react to market conditions.

Food and beverage revenues decreased $1.5 million, or 2.8%, driven by a decrease in our banquet revenues as businesses reduced their spending on conferences and other events. Other revenues grew $0.5 million, or 6.6%, due largely to fees for canceled events.

Revenue growth was negatively impacted by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. We feel this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the year ended December 31, 2008 for the eleven hotels under renovation was $2.1 million. The largest amount of this displacement occurred at our former Holiday Inn Select DFW Airport hotel, which was converted to a Wyndham hotel and recently completed an extensive renovation. Total revenue displacement for the seven hotels under renovation during the year ended December 31, 2007 was $1.9 million.

Direct operating expenses — Continuing Operations

					% of Total Revenues
	2008	2007	Increase (decrease)		2008	2007
	($ in thousands)

Direct operating expenses:
Rooms	$46,588	$44,833	$1,755	3.9%	19.4%	18.5%
Food and beverage	36,755	37,239	(484)	(1.3)%	15.3%	15.4%
Other	5,806	5,503	303	5.5%	2.4%	2.3%

Total direct operating expenses	$89,149	$87,575	$1,574	1.8%	37.1%	36.1%

Direct operating contribution (by revenue source):
Rooms	$132,035	$134,883	$(2,848)	(2.1)%
Food and beverage	16,788	17,850	(1,062)	(5.9)%
Other	2,456	2,250	206	9.2%

Total direct operating contribution	$151,279	$154,983	$(3,704)	(2.4)%

Direct operating contribution % (by revenue source):
Rooms	73.9%	75.1%
Food and beverage	31.4%	32.4%
Other	29.7%	29.0%

Total direct operating contribution	62.9%	63.9%

Rooms expenses increased $1.8 million, or 3.9%. Room expenses on a cost per occupied room (“POR”) basis increased from $26.64 in 2007 to $27.41 in 2008, an increase of 2.9%, primarily as a result of a $0.6 million increase in employee medical costs and increased seasonal labor as the hotels reduced full-time employees and increased contractors to allow greater flexibility in managing labor costs.

Food and beverage expenses decreased $0.5 million, or 1.3%, driven primarily by lower food and beverage revenues, partially offset by higher employee medical costs which increased $0.5 million in 2008. Food and beverage direct operating contribution decreased $1.1 million, or 5.9%.

Other expenses grew $0.3 million, or 5.5%, while the related direct operating contribution rose $0.2 million, an increase of 9.2%. In total, direct operating contribution decreased $3.7 million, or 2.4%.

Other operating expenses — Continuing Operations

					% of Total Revenues
	2008	2007	Increase (decrease)		2008	2007
			($ in thousands)

Other operating expenses:
Other hotel operating costs
General and administrative	$15,042	$14,563	$479	3.3%	6.3%	6.0%
Advertising and promotion	12,587	12,880	(293)	(2.3)%	5.2%	5.3%
Franchise fees	17,145	16,967	178	1.0%	7.1%	7.0%
Repairs and maintenance	11,636	10,894	742	6.8%	4.8%	4.5%
Utilities	13,213	12,720	493	3.9%	5.5%	5.2%
Other expenses	337	599	(262)	(43.7)%	0.1%	0.2%

Other hotel operating costs	69,960	68,623	$1,337	1.9%	29.1%	28.3%
Property and other taxes, insurance, and leases	16,561	17,662	(1,101)	(6.2)%	6.9%	7.3%
Corporate and other	16,805	21,391	(4,586)	(21.4)%	7.0%	8.8%
Casualty (gains) losses, net	1,095	(1,867)	2,962	(158.7)%	0.5%	(0.8)%
Restructuring	—	1,232	(1,232)	(100.0)%	0.0%	0.5%
Depreciation and amortization	31,930	28,765	3,165	11.0%	13.3%	11.9%
Impairment of long-lived assets	9,468	1,622	7,846	483.7%	3.9%	0.7%

Total other operating expenses	$145,819	$137,428	$8,391	6.1%	60.6%	56.7%

Total operating expenses	$234,968	$225,003	$9,965	4.4%	97.7%	92.8%

Operating income	$5,460	$17,555	$(12,095)	(68.9)%	2.3%	7.2%

Operating income decreased $12.1 million in 2008. Impairment charges increased $7.8 million due to a $4.8 million impairment at the Crowne Plaza Worcester, MA and the write-off of assets that were replaced during our recent hotel renovations, including certain building improvements and furniture, fixtures and equipment. Our renovations were largely related to hotel conversion projects and required franchisor improvements. In addition, in 2007, we recorded casualty gains of $1.9 million related to the settlement of a property damage claim at one of our hotels as compared to casualty losses of $1.1 million in 2008 primarily related to hurricane damage sustained at one of our hotels. Excluding these items, operating income decreased $1.3 million, or 7.4%. The remaining decrease was largely attributable to the decline in ADR.

Other hotel operating costs increased $1.3 million, or 1.9%. The increase is a result of the following:

•	General and administrative costs increased $0.5 million. As a percent of revenues, general and administrative expenses increased 30 basis points in 2008 to 6.3%. The increase was due in large part to higher employee medical costs. In addition, we benefited from sales tax credits and bad debt recoveries in 2007 that did not recur in 2008.

•	Advertising and promotion costs decreased $0.3 million, or 2.3%, driven by cost containment initiatives.

•	Franchise fees increased $0.2 million, or 1.0%, but remained relatively constant as a percentage of revenues.

•	Repairs and maintenance expenses increased $0.7 million, or 6.8%, primarily as a result of increased automotive maintenance costs and higher medical costs. As a percentage of total revenues, repairs and maintenance costs increased 30 basis points from 4.5% in 2007 to 4.8% in 2008.

•	Utilities costs increased $0.5 million, or 3.9%. This increase is driven largely by higher energy rates. As a percentage of total revenues, utilities costs increased 30 basis points to 5.5% in 2008.

•	Other expenses decreased $0.3 million, or 43.7%. In 2007, we incurred costs associated with a hotel brand conversion. Such costs were not incurred at the same level in 2008.

Property and other taxes, insurance and leases decreased $1.1 million in 2008 and decreased 40 basis points as a percentage of revenues, to 6.9%. The decrease was due largely to lower property insurance premiums and lower claims associated with our self-insurance programs for general liability and automobile coverage.

Corporate and other expenses decreased $4.6 million, or 21.4%, due largely to the following:

•	We realized $2.0 million in savings due to reductions in corporate staffing.

•	$1.4 million in lower public company related costs such as audit fees, Sarbanes-Oxley compliance costs and Director and Officer Insurance.

•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During 2007, we incurred $1.5 million in related costs. Similar costs were not incurred in 2008.

•	These decreases were partially offset by $1.1 million in costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer.

Casualty (gains) losses, net represent costs related to hurricane and other property damage, offset by gains related to the final settlement of the related property damage claims. In 2008, we incurred net losses of $1.1 million almost entirely related to the damage at the Crowne Plaza Houston, TX, as a result of Hurricane Ike. In 2007, we recognized total net gains of $1.9 million related to the settlement of a property damage claim at our Radisson New Orleans Airport hotel, which was damaged in 2005 by Hurricane Katrina.

In August 2007, we announced cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in our corporate staff as well as reductions in hotel staff at certain locations. As a result, we incurred restructuring costs totaling $1.2 million, which included severance and related costs. All of the terminations were completed and the related costs were paid as of December 31, 2007.

Depreciation and amortization expenses increased $3.2 million, or 11.0%, driven by the completion of several renovation projects in late 2007 and 2008. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.

During 2008, we recorded $9.5 million of impairment losses related to assets held for use. Of this amount, $4.7 represented the write-off of assets that were replaced and had remaining book value. The remaining $4.8 million represented the write-down of the Crowne Plaza Worcester, MA to its estimated fair value upon reclassification to held for use in accordance with SFAS No. 144. In 2007, we recorded $1.6 million of impairment losses related to the write-off of assets that were replaced but had remaining book value.

Non-operating income (expenses) — Continuing Operations

	2008	2007	Increase (decrease)
	($ in thousands)

Non-operating income (expenses):
Interest income and other	1,054	3,944	(2,890)	(73.3)%
Interest expense	(19,345)	(23,172)	(3,827)	(16.5)%
Loss on debt extinguishment	—	(3,330)	(3,330)	n/m

Interest income and other decreased $2.9 million, or 73.3%, due to lower balances in our interest-bearing and escrow accounts throughout the year as well as lower interest rates.

Interest expense decreased $3.8 million, or 16.5% due to lower rates related to our variable rate debt and lower debt balances.

The $3.3 million loss on debt extinguishment related to the refinancing that occurred in April 2007.

Results of operations for the years ended December 31, 2007 and December 31, 2006

Revenues — Continuing Operations

	2007	2006	Increase (decrease)
	($ in thousands)

Revenues:
Rooms	$179,716	$170,764	$8,952	5.2%
Food and beverage	55,089	49,807	5,282	10.6%
Other	7,753	7,064	689	9.8%

Total revenues	242,558	227,635	14,923	6.6%

Occupancy	69.0%	68.2%		1.2%
ADR	$107.21	$103.30	$3.91	3.8%
RevPAR	$73.97	$70.46	$3.51	5.0%

Rooms revenues increased $9.0 million, or 5.2%, driven by a 3.8% increase in ADR and a 1.2% increase in occupancy. Our RevPAR increased 5.0%, while RevPAR for the U.S. lodging industry increased 5.7%. Excluding hotels under renovation in both years, our RevPAR increased 6.9%.

Food and beverage revenues increased $5.3 million, or 10.6%, driven by the successful execution of initiatives to improve our food and beverage operations. Other revenues grew $0.7 million, or 9.8%, largely as a result of new programs offered at our beachfront and resort hotels.

Revenue growth was negatively impacted by displacement. Total revenue displacement during the year ended December 31, 2007 for the seven hotels under renovation was $1.9 million. The largest amount of this displacement occurred at our former Holiday Inn Select DFW Airport hotel, which was recently converted to a Wyndham hotel and is undergoing an extensive renovation. Total revenue displacement for the year ended December 31, 2006 was $0.3 million.

Direct operating expenses — Continuing Operations

					% of Total Revenues
	2007	2006	Increase (decrease)		2007	2006
	($ in thousands)

Direct operating expenses:
Rooms	$44,833	$43,329	$1,504	3.5%	18.5%	19.0%
Food and beverage	37,239	34,861	2,378	6.8%	15.4%	15.3%
Other	5,503	5,402	101	1.9%	2.3%	2.4%

Total direct operating expenses	$87,575	$83,592	$3,983	4.8%	36.1%	36.7%

Direct operating contribution (by revenue source):
Rooms	$134,883	$127,435	$7,448	5.8%
Food and beverage	17,850	14,946	2,904	19.4%
Other	2,250	1,662	588	35.4%

Total direct operating contribution	$154,983	$144,043	$10,940	7.6%

Direct operating contribution % (by revenue source):
Rooms	75.1%	74.6%
Food and beverage	32.4%	30.0%
Other	29.0%	23.5%

Total direct operating contribution	63.9%	63.3%

Rooms expenses increased $1.5 million, or 3.5%. Room expenses on a cost per occupied room (“POR”) basis increased from $26.08 in 2006 to $26.64 in 2007, an increase of 2.1%, primarily as a result of higher fee-based expenses including credit card and other commissions driven by revenue growth. Direct operating contribution for rooms increased $7.4 million, a growth rate of 5.8%. The increase in direct operating contribution is attributable to the realization of our labor management initiatives.

Food and beverage expenses increased $2.4 million, or 6.8%, driven primarily by higher food and beverage revenues. Food and beverage direct operating contribution grew $2.9 million, or 19.4%, largely as a result of the successful deployment of our revenue growth and labor management initiatives.

Other expenses grew $0.1 million, or 1.9%, while the related direct operating contribution rose $0.6 million, an increase of 35.4%. In total, direct operating contribution increased $10.9 million, or 7.6%. As a percentage of total revenues, direct operating contribution expanded 60 basis points, from 63.3% to 63.9%.

Other operating expenses — Continuing Operations

					% of Total Revenues
	2007	2006	Increase (decrease)		2007	2006
	($ in thousands)

Other operating expenses:
Other hotel operating costs
General and administrative	$14,563	$12,995	$1,568	12.1%	6.0%	5.7%
Advertising and promotion	12,880	11,279	1,601	14.2%	5.3%	5.0%
Franchise fees	16,967	15,879	1,088	6.9%	7.0%	7.0%
Repairs and maintenance	10,894	10,842	52	0.5%	4.5%	4.8%
Utilities	12,720	12,290	430	3.5%	5.2%	5.4%
Other expenses	599	182	417	229.1%	0.2%	0.1%

Total other hotel operating expenses	68,623	63,467	5,156	8.1%	28.3%	27.9%
Property and other taxes, insurance and leases	17,662	17,383	279	1.6%	7.3%	7.6%
Corporate and other	21,391	20,693	698	3.4%	8.8%	9.1%
Casualty (gains) losses, net	(1,867)	(2,985)	1,118	(37.5)%	(0.8)%	(1.3)%
Restructuring	1,232	—	1,232	n/m	0.5%	0.0%
Depreciation and amortization	28,765	27,414	1,351	4.9%	11.9%	12.0%
Impairment of long-lived assets	1,622	632	990	156.6%	0.7%	0.3%

Total other operating expenses	$137,428	$126,604	$10,824	8.5%	56.7%	55.6%

Total operating expenses	$225,003	$210,196	$14,807	7.0%	92.8%	92.3%

Operating income	$17,555	$17,439	$116	0.7%	7.2%	7.7%

Other hotel operating costs increased $5.2 million, or 8.1%. The increase is a result of the following:

•	General and administrative costs increased $1.6 million. As a percent of revenues, general and administrative expenses increased 30 basis points in 2007 to 6.0%. The increase was due in large part to higher payroll costs (fewer vacant positions and higher caliber employees), legal and other professional fees, relocation, and travel and training costs.

•	Advertising and promotion costs increased $1.6 million, or 14.2%. As a percentage of revenues, advertising and promotional costs increased 30 basis points from 5.0% in 2006 to 5.3% in 2007. The increase is largely attributable to staffing related to sales and marketing programs designed to drive higher revenues.

•	Franchise fees increased $1.1 million, or 6.9%, primarily as a result of revenue growth. As a percentage of revenues, franchise fees remained flat year over year at 7.0%.

•	Repairs and maintenance expenses were essentially flat to the prior year, resulting from improved preventive maintenance programs and the execution of our capital expenditures plan. As a percentage of total revenues, repairs and maintenance costs decreased 30 basis points from 4.8% in 2006 to 4.5% in 2007.

•	Utilities costs increased $0.4 million, or 3.5%. This increase is driven largely by higher occupancy. As a percentage of total revenues, utilities costs decreased 20 basis points to 5.2% in 2007.

Property and other taxes, insurance and leases increased $0.3 million in 2007 and but decreased 30 basis points as a percentage of revenues, to 7.3%. The increase was the result of higher claims associated with our self-insurance programs.

Corporate and other expenses increased $0.7 million, or 3.4%, due largely to the following:

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

In August 2007, we announced cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in our corporate and regional staff as well as reductions in hotel staff at certain locations. As a result, we incurred restructuring costs totaling $1.2 million, which included severance and related costs. All of the terminations were completed and the related costs were paid as of December 31, 2007.

Depreciation and amortization expenses increased $1.4 million, or 4.9%, driven by the completion of several renovation projects in 2006 and 2007. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.

During 2007, we recorded $1.6 million of impairment losses related to the write-off of assets that were replaced but had remaining book value.

Non-operating income (expenses) — Continuing Operations

	2007	2006	Increase (decrease)
	($ in thousands)

Non-operating income (expenses):
Business interruption proceeds	$—	$3,094	$(3,094)	n/m
Interest income and other	3,944	2,558	1,386	54.2%
Interest expense	(23,172)	(21,970)	1,202	5.5%
Loss on debt extinguishment	(3,330)	—	3,330	n/m

Business interruption proceeds represent funds received or amounts for which proofs of loss have been signed. Business interruption proceeds in 2006 were recorded for the Crowne Plaza hotels in West Palm Beach and Melbourne, FL that were closed as a result of hurricane damage sustained in 2004.

Interest income and other increased $1.4 million, or 54.2%, due to higher balances in our interest-bearing and escrow accounts throughout the year as well as higher interest rates.

Interest expense increased $1.2 million following the refinancing that occurred in April 2007. We entered into a $130 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., defeased the entire $67.7 million balance of the Merrill Lynch Fixed Rate #2 Loan, and paid off the $55.8 million Merrill Lynch Floating Rate Loan. The refinancing decreased our overall interest expense, but resulted in higher interest expense for continuing operations and lower interest expense for discontinued operations based on the respective hotels that were encumbered by the debt facilities.

The $3.3 million loss on debt extinguishment was a result of the April 2007 refinancing.

Results of Operations — Discontinued Operations

In January 2008, we reclassified an additional 9 hotels as held for sale. In May 2008, we reclassified the former Holiday Inn Marietta, GA to held for sale. In June 2008, we reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use. As of December 31, 2008, six hotels were held for sale.

In 2008, we finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. We received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, we recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of $5.6 million, after deducting related costs.

During 2008, we sold 5 hotels, or 851 rooms, for an aggregate sales price of $25.0 million, $7.9 million of which was used to pay down debt. The remaining proceeds, after paying settlement costs, were used for capital expenditures and general corporate purposes. We realized gains of approximately $6.1 million in 2008 from the sales of these assets. A list of the properties sold in 2008 is summarized below:

•	On April 17, 2008, we sold the Holiday Inn, a 158 room hotel located in Frederick, MD.

•	On May 13, 2008, we sold the former Holiday Inn, a 156 room hotel located in St. Paul, MN.

•	On August 14, 2008, we sold the former Holiday Inn, a 193 room hotel located in Marietta, GA.

•	On October 9, 2008, we sold the Holiday Inn, a 127 room hotel located in Glen Burnie, MD.

•	On December 16, 2008, we sold the Holiday Inn, a 217 room hotel located in Frisco, CO.

During 2007, we sold 23 hotels, or 4,109 rooms, for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. The remaining proceeds, after paying settlement costs, were used for capital expenditures and general corporate purposes. We realized gains of approximately $4.0 million in 2007 from the sale of these assets. A list of the properties sold in 2007 is summarized below:

•	On January 15, 2007, we sold the University Plaza, a 186 room hotel located in Bloomington, IN.

•	On March 9, 2007, we sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.

•	On June 13, 2007, we sold the following 16 hotels:

•	Holiday Inn, a 202 room hotel located in Sheffield, AL

•	Clarion, a 393 room hotel located in Louisville, KY

•	Crowne Plaza, a 275 room hotel located in Cedar Rapids, IA

•	Augusta West Inn, a 117 room hotel located in Augusta, GA

•	Holiday Inn, a 201 room hotel located in Greentree, PA

•	Holiday Inn, a 189 room hotel located in Lancaster East, PA

•	Holiday Inn, a 244 room hotel located in Lansing, MI

•	Holiday Inn, a 152 room hotel located in Pensacola, FL

•	Holiday Inn, a 228 room hotel located in Winter Haven, FL

•	Holiday Inn, a 100 room hotel located in York, PA

•	Holiday Inn Express, a 112 room hotel located in Dothan, AL

•	Holiday Inn Express, a 122 room hotel located in Pensacola, FL

•	Park Inn, a 126 room hotel located in Brunswick, GA

•	Quality Inn, a 102 room hotel located in Dothan, AL

•	Ramada Plaza, a 297 room hotel located in Macon, GA

•	Ramada Inn, a 197 room hotel located in North Charleston, SC

•	On July 12, 2007, we sold the Holiday Inn, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, we sold the Holiday Inn, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, we sold the Holiday Inn, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, we sold the Holiday Inn, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, we sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.

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

Summary statement of operations information for discontinued operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	($ in thousands)

Total revenues	$31,199	$75,592	$124,136
Total expenses	(29,330)	(68,632)	(114,698)
Impairment of long-lived assets	(10,752)	(9,911)	(23,248)
Business interruption proceeds	672	571	1,590
Interest income and other	29	71	59
Interest expense	(1,639)	(4,526)	(9,233)
Casualty gains, net	5,583	2,658	143
Gain on asset disposition	6,144	3,956	2,961
Loss on extinguishment of debt	(948)	(1,828)	10,231
Provision for income taxes	(31)	(816)	3,321

(Loss) income from discontinued operations	$927	$(2,865)	$(4,738)

We recorded impairment on assets held for sale in 2008, 2007, and 2006, in accordance with our accounting policy.

During 2008, we recorded impairment charges totaling $10.8 million on 6 hotels as follows (amounts below are rounded individually):

•	$6.7 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$1.7 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels;

In 2007, we recorded impairment charges totaling $9.9 million on 7 hotels as follows (amounts below are rounded individually):

•	$3.3 million on the Hilton Northfield, MI to reflect the estimated selling price;

•	$1.6 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the estimated selling price;

•	$1.8 million on the Holiday Inn Frederick, MD to reflect the estimated selling price less costs to sell;

•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel;

•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price less costs to sell and to record the final disposition of the hotel;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel, and

•	$0.4 million to record the disposal of replaced assets at various hotels.

In 2006, we recorded impairment charges totaling $23.2 million on 16 hotels as follows (amounts below are rounded individually):

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less, the write-off of capital improvements spent on this hotel for franchisor compliance that did not add incremental value or revenue generating capacity to the property, and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel; and

•	$0.3 million to record the disposal of replaced assets at various hotels.

Historical operating results and gains are reflected as discontinued operations in our consolidated statement of operations. See Note 1 and Note 3 to the accompanying consolidated financial statements for further discussion.

Income Taxes

We expect to have a taxable loss of $3.4 million for the year ended December 31, 2008. We reported a net taxable loss of $49.5 million for federal income tax purposes for the year ended December 31, 2007. We reported taxable income for federal income tax purposes for the year ended December 31, 2006. Because we have net operating losses (“NOLs”) available we paid no federal income taxes. At December 31, 2008, we have available net operating loss carryforwards of $223.0 million for federal income tax purposes, which will expire in years 2018 through 2028 if not utilized against taxable income. In addition, we have excess tax benefits related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $1.0 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable. Our 2002 reorganization under Chapter 11 and our 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 and 2007 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date we had a Net Unrealized Built in Loss (“NUBIL”) of $150 million. As of December 31, 2008, $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $171.5 million; losses not subject to 382 limitations are $51.5 million.

At December 31, 2008, a valuation allowance of $64.1 million fully offset our net deferred tax asset. As a result of our history of losses, we believed it was more likely than not that our net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $64.1 million, the 2008 deferred tax asset was increased by $4.9 million with $6.0 million of the increase relating to impairment charges incurred for books, $(0.6) million related to prior year true-ups, and by $(0.5) million of additional deferred tax assets generated during the period. The balance of $64.1 million is primarily attributable to pre-emergence deferred tax assets and may be credited to additional paid-in capital in future periods.

In addition, we recognized an income tax provision of $0.1 million for 2008, $1.0 million for 2007, and $8.5 million for 2006. $7.9 million of the income tax provision for 2006 is for a non-cash charge related to the utilization of pre-emergence net operating losses in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

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

We adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1998, 1999, 2000, 2001, 2003 and 2004, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2005, 2006 and 2007 and 2008 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on our financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2008. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS No. 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS No. 141(R), such release will affect the income tax provision in the period of release.

Quarterly Results of Operations

The following table presents certain quarterly data for the eight quarters ended December 31, 2008. The data have been derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at December 31, 2008.

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Unaudited in thousands)

Revenues:
Rooms	$38,732	$46,679	$49,364	$43,848	$40,730	$46,942	$49,224	$42,821
Food and beverage	13,532	12,545	15,404	12,062	14,429	12,857	15,323	12,480
Other	1,886	2,176	2,138	2,062	1,819	2,134	2,131	1,668

Total revenues	54,150	61,400	66,906	57,972	56,978	61,933	66,678	56,969

Direct operating expenses:
Rooms	11,026	12,200	12,179	11,183	10,497	11,997	11,725	10,614
Food and beverage	9,015	9,070	9,851	8,819	9,054	9,432	9,918	8,835
Other	1,333	1,548	1,537	1,388	1,288	1,512	1,462	1,242

Total direct operating expenses	21,374	22,818	23,567	21,390	20,839	22,941	23,105	20,691

	32,776	38,582	43,339	36,582	36,139	38,992	43,573	36,278
Other operating expenses:
Other hotel operating costs	16,075	18,287	17,719	17,879	16,285	17,847	17,603	16,889
Property and other taxes, insurance and leases	4,223	4,226	3,760	4,352	4,334	4,087	4,418	4,824
Corporate and other	3,063	4,373	3,484	5,885	4,248	5,575	5,906	5,663
Casualty losses (gain), net	1,152	(57)	—	—	—	—	—	(1,867)
Restructuring	—	—	—	—	(25)	1,258	—	—
Depreciation and amortization	8,352	8,120	7,989	7,469	7,464	7,226	7,098	6,977
Impairment of long-lived assets	354	1,393	5,580	2,141	796	512	155	159

Other operating expenses	33,219	36,342	38,532	37,726	33,102	36,505	35,180	32,645

Operating (loss) income	(443)	2,240	4,807	(1,144)	3,037	2,487	8,393	3,633
Other income (expenses):
Business interruption insurance proceeds	—	—	—	—	—	—	—	—
Interest income and other	147	241	276	390	912	1,312	807	912
Other interest expense	(4,577)	(4,821)	(4,775)	(5,172)	(5,790)	(5,958)	(6,044)	(5,378)
Loss on debt extinguishment	—	—	—	—	—	—	(3,330)	—

(Loss) income before income taxes and minority interests	(4,873)	(2,340)	308	(5,926)	(1,841)	(2,159)	(174)	(833)
Minority interests (net of taxes, nil)	—	—	—	—	—	—	(56)	(365)

(Loss) income before income taxes — continuing operations	(4,873)	(2,340)	308	(5,926)	(1,841)	(2,159)	(230)	(1,198)
Benefit (provision) for income taxes — continuing operations	(74)	81	(24)	(63)	(2,262)	1,027	372	707

(Loss) income from continuing operations	(4,947)	(2,259)	284	(5,989)	(4,103)	(1,132)	142	(491)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(unaudited in thousands)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	199	(3,870)	5,986	(1,357)	(5,824)	1,818	(248)	2,209
Benefit (provision) for income taxes	98	(54)	97	(172)	1,854	(639)	(157)	(1,875)

Income (loss) from discontinued operations	297	(3,924)	6,083	(1,529)	(3,970)	1,179	(405)	334

Net (loss) income	$(4,650)	$(6,183)	$6,367	$(7,518)	$(8,073)	$47	$(263)	$(157)

Net (loss) income from continuing operations
Basic	$(0.23)	$(0.11)	$0.01	$(0.26)	$(0.17)	$(0.05)	$0.01	$(0.02)

Diluted	$(0.23)	$(0.11)	$0.01	$(0.26)	$(0.17)	$(0.05)	$0.01	$(0.02)

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

Cash flows from operations may be adversely affected by factors such as the current severe economic recession, which is causing a reduction in demand for lodging, and displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At December 31, 2008, our consolidated airline receivables represented approximately 26% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Cash flows from operations may also be adversely affected if we are unable to extend or refinance our maturing mortgage debt, as discussed below. If we are unable to extend or refinance our maturing mortgage debt, we could trigger a default under the terms of the applicable mortgage debt agreement, forcing us to surrender the encumbered assets to the lender. This would, in turn, result in a decrease in our cash flows from operations. In addition, if we are able to extend or refinance our maturing mortgage debt, the terms of the extension could result in significantly higher debt service payments. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. As of March 1, 2009, we had 6 hotels held for sale. However, because of the deteriorating economic conditions, the proceeds from the sale of these assets could be lower than currently anticipated.

Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, as well as the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance or extend our maturing mortgage debt depends to a certain extent on these factors. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See “Item 1A. Risk Factors.”

Assuming we are able to extend or refinance the mortgage debt that matures in July 2009, we intend to continue to use our cash flow to fund operations, scheduled debt service payments, and capital expenditures. At this point in time, we do not intend to pay dividends on our common stock.

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

At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of ($80.2) million compared to working capital of $54.7 million at December 31, 2007. Approximately $128 million of our outstanding mortgage debt is scheduled to mature in July 2009, without contractual extension options available to us. In addition, the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, there is substantial doubt as to our ability to continue as a going concern. We have engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. The terms of any refinancing or new borrowing would be determined by then-current market conditions and other factors, and could impose significant burdens on the Company’s financial condition and operating flexibility. In addition, the cost of such new financing is likely to be higher than the cost of the existing financing due to the current unfavorable condition of the current markets. Management is also negotiating with the servicers of the loans to extend the terms. However, management can provide no assurance that we will be able to refinance or extend the debt based on the state of the credit market during, or preceding, July, 2009.

Certain other mortgage debt will mature in 2009, but each has extension options available to us based upon certain conditions. Specifically, the loan with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC was scheduled to mature on December 9, 2007. However, we exercised the first and second one-year extension options, which extended the maturity to December 9, 2009. In order to exercise the remaining one-year extension option, there must not be an existing event of default under the loan documents, we must purchase an interest rate protection agreement capping LIBOR at 6.05% and we must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at December 31, 2008 was $18.5 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2008.

Additionally, we are a party to another loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. However, we exercised the first of three one-year extension options, which extended the maturity date of the loan to March 9, 2009. In March 2009, we exercised the second extension option, which extended the loan maturity to March 9, 2010. We contemporaneously entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. This loan has one remaining extension option that, if exercised, would extend the loan maturity to March 9, 2011. In order to successfully extend the loan, there must be no existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.00%, and the Company must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at December 31, 2008 was $21.0 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2008.

We are also a party to a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P which is secured by 10 hotels. The initial term of this loan matures on May 1, 2009. However, three extensions of one year each are available to us. In order to exercise the first extension, which will extend the maturity date to May 1, 2010, there must not be an existing event of default under the loan documents and we must purchase an interest rate protection agreement capping LIBOR at 7.00%. No extension fee is payable in connection with the first extension option. In addition to the requirements above, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at December 31, 2008 was $130.0 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2008.

While we believe that we will be able to extend the mortgage loans that contain extension options as described above, there can be no assurance that we will be able to do so.

For the year ended December 31, 2008, we expended $47.2 million in cash related to capital expenditures. During 2009, we expect to spend between $22 and $27 million in capital expenditures, depending on the determined courses of action following our ongoing diligence and analysis. The planned capital expenditures relate largely to the completion of renovations associated with our recent franchise license renewals and other necessary projects including brand-mandated enhancements. We intend to use operating cash flows, when available, proceeds from asset sales and capital expenditure reserves with our lenders to fund these capital expenditures.

Our ability to meet our short-term and long-term cash needs is dependent on a number of factors, including the current severe economic recession, but most immediately our ability to extend or refinance our maturing mortgage indebtedness. As discussed above, approximately $128 million of our mortgage debt is scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities in July 2009, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. As a result, our ability to meet our cash needs over the next 12 months and to operate as a going concern is dependent upon our ability to extend, refinance or repay our July 2009 mortgage debt prior to or upon its maturity. Moreover, our ability to extend or refinance our other mortgage debt in the future and to fund our long-term financial needs and sources of working capital are similarly subject to uncertainty. We can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service and principal payments, and planned capital expenditures over the next 12 months.

In the short term, we continue to diligently monitor our costs in response to the economic recession and will pursue our plan to refinance or extend the maturing mortgage debt as described above. Additionally, other factors will impact our ability to meet short-term and long-term cash needs. These factors include the severe global recession, market conditions in the lodging industry, improving our operating results, the successful implementation of our portfolio improvement strategy, our ability to extend the maturity dates of our other mortgage debt as it matures and our ability to obtain third party sources of capital on favorable terms as needed.

If we default on our mortgage debt our lenders could seek to foreclose on the properties securing the debt, which could cause our loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Similarly, we could lose the right to operate hotels under nationally recognized brand names, and one or more of our franchise agreements could be terminated leading to additional defaults and acceleration under other loan agreements as well as obligations to pay liquidated damages if we do not find a suitable replacement franchisor. In addition, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to refinance or extend the maturity of our mortgage debt and maintain sufficient cash flow to fund our operations, we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders. See “Item 1A. Risk Factors” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.

Cash Flow

Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations

Operating activities

Operating activities generated cash of $27.4 million in 2008 and $36.9 million in 2007. The decrease in cash generated by operations is attributable to lower revenues and operating margins, driven by the economic recession. Operating activities generated cash of $35.6 million in 2006.

Investing activities

Investing activities used $13.6 million of cash in 2008, but generated $30.5 million in 2007. We expended $47.2 million in capital improvements in 2008 compared to $41.5 million in 2007. Net proceeds from the sale of assets were $24.1 million in 2008 and $78.0 million in 2007. In 2007, we paid $16.4 million to acquire the minority partners’ interests in two of our hotels. Withdrawals from capital expenditure reserves with our lenders totaled

$5.2 million in 2008 and $4.9 million in 2007. In 2008, we received $4.1 million of net insurance proceeds for property damage claims primarily related to one hotel damaged by fire, offset in part by casualty costs at a hotel that was damaged by Hurricane Ike. In 2007, we received $0.1 million in advances (net of related expenditures) for property damage claims primarily related to one hotel damaged by fire. Restricted cash decreased $0.2 million in 2008 compared to $5.4 million in 2007.

Investing activities provided $0.8 million of cash in 2006. We expended $35.8 million for capital improvements and withdrew $9.4 million from capital expenditure reserves with our lenders. We received $22.9 million in net proceeds from the sale of assets and were advanced $3.2 million (net of related expenditures) for property damage claims primarily related to one hotel damaged by fire and three of our hurricane-damaged hotels. Restricted cash decreased $1.2 million in 2006.

Financing activities

Financing activities used cash of $47.6 million in 2008 compared with $61.5 million in 2007. In 2008, we purchased $19.9 million of treasury stock and made principal payments of $26.8 million, including $16.9 million to partially defease two of the Company’s mortgage loans and a $5.5 million payment to release one hotel as collateral in order to sell the hotel.

In 2007, we received $130.0 million in gross proceeds associated with the April 2007 refinancing, which is described below, and used the net proceeds to pay off existing debt. We made principal payments of $169.4 million, including the payoff of five loans which had reached their scheduled maturity dates and the payoff of existing debt in conjunction with the refinancing and/or the sale of encumbered assets. In addition, we purchased $16.8 million of treasury stock and paid defeasance costs of $4.2 million.

In 2006, we refinanced mortgages on the Holiday Inn Express Palm Desert, Crowne Plaza Worcester, Radisson Phoenix, Crowne Plaza Pittsburgh and the Crowne Plaza Phoenix Airport, resulting in gross proceeds of $45.0 million. Additionally, we made $49.8 million in principal payments and purchased $2.7 million of treasury stock.

Debt and contractual obligations

The following table provides information about our debt and certain other long-term contractual obligations:

	Debt Obligations	Maturities
	December 31, 2008	2009	2010	2011	2012	2013	Thereafter
			($ in thousands)

DEBT OBLIGATIONS
Mortgage Debt(1) :
Merrill Lynch Mortgage Lending, Inc. — Fixed	$128,387	$128,387	$—	$—	$—	$—	$—
Goldman Sachs(2)	130,000	—	130,000	—	—	—	—
Wachovia	34,734	740	3,633	30,361	—	—	—
IXIS(3)	39,507	534	38,973	—	—	—	—

Total — Mortgage Debt	332,628	129,661	172,606	30,361	—	—	—
Other Long-term Liabilities(4) :
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	42	42	—	—	—	—	—
Other Long-term Liabilities	1,342	228	206	172	153	125	458

	1,384	270	206	172	153	125	458

Total Debt Obligations	334,012	129,931	172,812	30,533	153	125	458
Less: Debt Obligations — Held for Sale	14,257	4,976	218	9,063	—	—	—

Total Debt Obligations — Held for Use	$319,755	$124,955	$172,594	$21,470	$153	$125	$458

OTHER OBLIGATIONS
Interest Expense(5)	19,244	$13,842	$5,134	$268	$—	$—	$—
Ground, Parking and Other Lease Obligations	83,745	3,519	3,546	3,166	3,038	2,810	67,666

Total Other Obligations	102,989	17,361	8,680	3,434	3,038	2,810	67,666
Less: Other Obligations — Held for Sale	4,733	938	746	232	185	185	2,447

Total Other Obligations — Held for Use	$98,256	$16,423	$7,934	$3,202	$2,853	$2,625	$65,219

TOTAL OBLIGATIONS
Total Debt and Other Obligations	437,001	147,292	181,492	33,967	3,191	2,935	68,124
Less: Debt and Other Obligations — Held for Sale	18,990	5,914	964	9,295	185	185	2,447

Total Debt and Other Obligations — Held for Use	$418,011	$141,378	$180,528	$24,672	$3,006	$2,750	$65,677

(1)	Discussed in Note 9 in the notes to our consolidated financial statements.

(2)	As discussed in Note 9 in the notes to our consolidated financial statements, the Goldman Sachs loan matures in 2009, with the option to extend the loan for three additional one-year periods. Management has the intent and ability to exercise the first extension option, which will extend the maturity to 2010. Two further one-year extension options remain.

(3)	As discussed in Note 9 in the notes to our consolidated financial statements, one IXIS loan matured in December 2007. The Company exercised the first and second one-year extension options, which extended the maturity to December 2009. The table assumes the remaining extension option will be exercised, which will extend the maturity to December 2010. The second IXIS loan matured in March 2008. As of December 31, 2008, the Company had exercised the first of three one-year extension options, which extended the maturity to March 2009. The table assumes the second extension option (which was subsequently exercised in March 2009) will be exercised, which will extend the maturity to March 2010. One further one-year extension option remains.

(4)	Comprised of unsecured notes payable of $42,000 for pre-petition bankruptcy related tax obligations and $1.3 million of other obligations.

(5)	The computation of interest expense related to our variable rate debt assumes a LIBOR of 4.60% for all future periods.

We did not include franchise fees in the table above because substantially all of our franchise fees vary with revenues. Franchise fees for 2008 related to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures” Below.

Debt and Contractual Obligations

On June 25, 2004, we entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch”). The four loans, which totaled $260 million at inception, bear a fixed interest rate of 6.58%. Except for certain defeasance provisions, we may not prepay the loans except during the 60 days prior to maturity. One of the loans was defeased in 2007. The remaining three loans are currently secured by 17 hotels. The loans are not cross-collateralized. Each loan is non-recourse; however, we have agreed to indemnify Merrill Lynch in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian. The Merrill Lynch loans, which totaled approximately $128 million at December 31, 2008, are scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities in July 2009, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it to remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. We cannot currently predict whether these efforts will be successful. The outstanding loan balance is classified as current in the Consolidated Balance Sheet as of December 31, 2008.

On November 10, 2005, we entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2008, we exercised the second extension option, which extended the maturity to December 2009. We contemporaneously entered into a 24-month interest rate cap agreement, which effectively caps the interest rate at 7.90%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the third extension option.

On February 1, 2006, we entered into a $17.4 million loan agreement with Wachovia Bank, National Association (“Wachovia”), which is secured by the Crowne Plaza Worcester, MA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On February 1, 2006, we entered into a $6.1 million loan agreement with Wachovia, which is secured by the Holiday Inn Palm Desert, CA. The loan agreement has a five year term and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement.

On March 1, 2006, we entered into a $21.5 million loan agreement with IXIS, which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest which is 295 basis points above LIBOR. In March 2008, we exercised the first of three one-year extension options, which extended the maturity to March 2009. In March 2009, we exercised the second extension option, which extended the loan maturity to March 9, 2010. We contemporaneously entered into a 24-month interest rate cap agreement, which effectively caps the interest rate at 7.45%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the remaining extension option.

In April 2007, we entered into a $130 million loan agreement (the “Goldman Loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The Goldman Loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. We purchased an interest rate protection agreement which caps the maximum interest rate at 8.5%. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the first extension option.

In June 2008, we paid $5.5 million on one of the Merrill Lynch fixed rate loans to release as collateral the former Holiday Inn Marietta, GA, which was subsequently sold.

In September 2008, we defeased $9.4 million of the $45.6 million balance of one of the Merrill Lynch fixed rate loans, which was secured by seven hotels. We purchased $9.7 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because we continue to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Consolidated Balance Sheet. As a result of the defeasance, we recorded a $0.5 million Loss on Debt Extinguishment in the statement of operations.

In October 2008, we defeased $7.5 million of the $60.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by eight hotels. We purchased $7.8 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale and has since been sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because we continue to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Consolidated Balance Sheet. As a result of the defeasance, we recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.

Summary of Long-term Debt

Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2008			December 31, 2007
	Number	Property, Plant	Long-Term	Long-Term	Interest Rates at December 31,
	of Hotels	and Equipment, Net	Obligations	Obligations	2008
	($ in thousands)

Mortgage Debt
Goldman Sachs	10	$120,362	$130,000	$130,000	LIBOR plus 1.50%; capped at 8.50%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 1	4	68,490	39,372	45,986	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 3	7	81,064	53,031	61,686	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 4	6	84,680	35,984	46,268	6.58%
IXIS	3	19,635	20,977	21,276	LIBOR plus 2.95%; capped at 8.45%
IXIS	1	16,392	18,530	18,765	LIBOR plus 2.90%; capped at 7.90%
Wachovia	1	12,423	16,501	16,826	6.04%
Wachovia	1	7,705	9,478	9,666	6.03%
Wachovia	1	5,718	5,767	5,880	6.04%
Wachovia	1	5,909	2,988	3,053	5.78%

Total	35	422,378	332,628	359,406	4.71% (1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	42	633
Other	—	—	1,342	781

	—	—	1,384	1,414

Property, plant and equipment — Unencumbered	6	56,339	—	—

	41	478,717	334,012	360,820
Held for sale	(6)	(31,351)	(14,257)	—

Held for use(2)	35	$447,366	$319,755	$360,820

(1)	The rate represents the annual effective weighted average cost of debt at December 31, 2008.

(2)	Long-term debt obligations at December 31, 2008 and December 31, 2007 include the current portion of $125.0 million and $5.1 million, respectively.

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

To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of 10 to 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 4.0% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 1.0% to 3.2%, and club and restaurant fees from 0.1% to 3.2%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 6.5% to 10.0% of gross room revenues. In 2008, franchise fees for our continuing operations were 9.6% of room revenues.

These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Consolidated Statement of Operations) for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
		($ in thousands)

Continuing operations	$17,145	$16,967	$15,879
Discontinued operations	2,441	5,669	9,664

	$19,586	$22,636	$25,543

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of four (three of which are held for sale and one of which is held for use as of March 1, 2009), three (all of which are held for use), and two (all of which are held for use) of the franchise agreements for our hotels are scheduled to expire in 2009, 2010, and 2011, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.

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

Refer to “Item 1. Business, Franchise Affiliations” for the current status of our franchise agreements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 was effective in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. Since the Company’s existing fair value measurements are consistent with the provisions of SFAS No. 157, and are not significant, the partial adoption did not have a material impact on the Company’s financial statements. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as property and equipment, which are measured at fair value for impairment assessment. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect the fair value option for the measurement of financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS No. 141(R), such release will affect the income tax provision in the period of release.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of evaluating the impact that the adoption of SFAS No. 160 will have on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are in the process of evaluating the additional disclosures required by SFAS No. 161.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP clarifies the FASB’s intent that the disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. FSP No. FAS 133-1 is effective for financial statements issued for fiscal years ending after November 15, 2008. The adoption of FSP No. FAS 133-1 did not have a material impact on our disclosures, results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks on our variable rate debt. At December 31, 2008 and December 31, 2007, we had outstanding consolidated variable rate debt including debt related to assets held for sale of approximately $169.5 million and $170.0 million, respectively.

On November 10, 2005, we refinanced the mortgage on our Holiday Inn Hilton Head, SC property for $19.0 million. In December 2008, we exercised the second of three one year extension options associated with this loan. We contemporaneously entered into a 24-month interest rate cap agreement which allowed us to effectively cap the interest rate at LIBOR of 5.00% plus 2.9%. When LIBOR is below 5.00% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.00%, but we are not exposed to increases in LIBOR above 5.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principle amount of the interest rate cap outstanding was $18.8 million at December 31, 2008.

On March 1, 2006, we entered into a $21.5 million loan agreement with IXIS. In March 2008, we exercised the first of three one-year extension options. We contemporaneously entered into a 12-month interest rate cap agreement, which effectively caps the interest rate at LIBOR of 5.50% plus 2.95%. When LIBOR is below 5.50% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 5.50%, but we are not exposed to increases in LIBOR above 5.50% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $21.3 million at December 31, 2008.

In April 2007, we entered into a $130.0 million loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P. In order to manage our exposure to fluctuations in interest rates with this loan, we entered into a 24-month interest rate cap agreement, which allowed us to obtain the financing at a floating rate and effectively cap the interest at LIBOR of 7.00% plus 1.50%. When LIBOR is below 7.00% there is no settlement from the interest rate cap. We are exposed to interest rate risks on this loan for increases in LIBOR up to 7.00%, but we are not exposed to increases in LIBOR above 7.00% because settlements from the interest rate caps would offset the incremental interest expense. The notional principal amount of the interest rate cap outstanding was $130.0 million at December 31, 2008.

The aggregate fair value of the interest rate caps as of December 31, 2008 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

As a result of having these interest rate caps, we believe that our interest rate risk at December 31, 2008 and December 31, 2007 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction as of December 31, 2008 would be a reduction in net income of less than $0.1 million. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging requirements of SFAS No. 133.

At December 31, 2008, approximately $169.5 million of our outstanding debt instruments were subject to changes in LIBOR. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million. The fair value of the fixed rate mortgage debt (book value of $163.1 million) at December 31, 2008 is estimated at $166.4 million.

The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2008 would be a reduction of approximately $1.4 million.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements are included as a separate section of this report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants during the periods covered by this report on Form 10-K.

Item 9A.	Controls and Procedures

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

As of December 31, 2008, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management team, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control— Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Nonetheless, as of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, concluded, as of the date of the evaluation, that our internal control over financial reporting was effective based on the criteria in the COSO Framework. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 which is included herein.

Changes in Internal Control Over Financial Reporting.  There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lodgian, Inc. and its subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 11, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers is incorporated by reference from the discussion in our proxy statement for the 2009 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information about Executive Compensation is incorporated by reference from the discussion in our proxy statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our proxy statement for the 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion in our proxy statement for the 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information about principal accountant fees and services is incorporated by reference from the discussion in our proxy statement for the 2009 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2009.

LODGIAN, INC.

By:	/s/ Peter T. Cyrus
Peter T. Cyrus
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 11, 2009.

SIGNATURE	TITLE

/s/ Peter T. Cyrus Peter T. Cyrus	Interim President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James A. MacLennan James A. MacLennan	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Stewart J. Brown Stewart J. Brown	Chairman of the Board of Directors

/s/ W. Blair Allen W. Blair Allen	Director

/s/ John W. Allison John W. Allison	Director

/s/ Paul J. Garity Paul J. Garity	Director

/s/ Michael J. Grondahl Michael J. Grondahl	Director

/s/ Alex R. Lieblong Alex R. Lieblong	Director

/s/ Mark S. Oei Mark S. Oei	Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has been unable to refinance approximately $128 million of its debt on a long-term basis which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 11, 2009

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	($ in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,454	$54,389
Cash, restricted	8,179	8,363
Accounts receivable (net of allowances: 2008 — $263; 2007 - $323)	7,115	8,794
Insurance receivable	—	2,254
Inventories	2,983	3,097
Prepaid expenses and other current assets	21,257	18,186
Assets held for sale	33,021	8,009

Total current assets	93,009	103,092
Property and equipment, net	447,366	499,986
Deposits for capital expenditures	11,408	16,565
Other assets	3,631	5,087

	$555,414	$624,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,897	$9,692
Other accrued liabilities	22,897	28,336
Advance deposits	1,293	1,683
Insurance advances	—	2,650
Current portion of long-term liabilities	124,955	5,092
Liabilities related to assets held for sale	16,167	961

Total current liabilities	173,209	48,414
Long-term liabilities	194,800	355,728

Total liabilities	368,009	404,142
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized;
25,075,837 and 25,008,621 issued at December 31, 2008 and December 31, 2007, respectively	251	250
Additional paid-in capital	330,785	329,694
Accumulated deficit	(105,246)	(93,262)
Accumulated other comprehensive income	1,262	4,115
Treasury stock, at cost, 3,806,000 and 1,709,878 shares at
December 31, 2008 and December 31, 2007, respectively	(39,647)	(20,209)

Total stockholders’ equity	187,405	220,588

	$555,414	$624,730

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	($ in thousands, except per share data)

Revenues:
Rooms	$178,623	$179,716	$170,764
Food and beverage	53,543	55,089	49,807
Other	8,262	7,753	7,064

Total revenues	240,428	242,558	227,635

Direct operating expenses:
Rooms	46,588	44,833	43,329
Food and beverage	36,755	37,239	34,861
Other	5,806	5,503	5,402

Total direct operating expenses	89,149	87,575	83,592

	151,279	154,983	144,043
Other operating expenses:
Other hotel operating costs	69,960	68,623	63,467
Property and other taxes, insurance, and leases	16,561	17,662	17,383
Corporate and other	16,805	21,391	20,693
Casualty losses (gains), net	1,095	(1,867)	(2,985)
Restructuring	—	1,232	—
Depreciation and amortization	31,930	28,765	27,414
Impairment of long-lived assets	9,468	1,622	632

Total other operating expenses	145,819	137,428	126,604

Operating income	5,460	17,555	17,439
Other income (expenses):
Business interruption proceeds	—	—	3,094
Interest income and other	1,054	3,944	2,558
Interest expense	(19,345)	(23,172)	(21,970)
Loss on debt extinguishment	—	(3,330)	—

(Loss) income before income taxes and minority interests	(12,831)	(5,003)	1,121
Minority interests (net of taxes, nil)	—	(421)	295
Provision for income taxes — continuing operations	(80)	(157)	(11,854)

Loss from continuing operations	(12,911)	(5,581)	(10,438)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	958	(2,049)	(8,059)
(Provision) benefit for income taxes — discontinued operations	(31)	(816)	3,321

Income (loss) from discontinued operations	927	(2,865)	(4,738)

Net loss	$(11,984)	$(8,446)	$(15,176)

Basic net loss per share	$(0.55)	$(0.35)	$(0.62)

Diluted net loss per share	$(0.55)	$(0.35)	$(0.62)

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	Equity (Deficit)
	($ in thousands, except share data)

Balance December 31, 2005	24,648,405	$246	$317,034	$(604)	$(69,640)	$2,234	21,633	$(226)	$249,044
Reclassification of unearned stock compensation to additional paid-in capital	—	—	(604)	604	—	—	—	—	—
Amortization of unearned stock compensation	—	—	1,406	—	—	—	—	—	1,406
Issuance and vesting of restricted and nonvested shares	49,913	3	159	—	—	—	—	—	162
Exercise of stock options	162,003	—	1,673	—	—	—	—	—	1,673
Repurchases of treasury stock	—	—	—	—	—	—	229,986	(2,815)	(2,815)
Income tax benefit from stock options exercised	—	—	67	—	—	—	—	—	67
Realization of pre-emergence deferred tax asset	—	—	7,899	—	—	—	—	—	7,899
Comprehensive loss:
Net loss	—	—	—	—	(15,176)	—	—	—	(15,176)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	(146)	—	—	(146)

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,322)

Balance December 31, 2006	24,860,321	$249	$327,634	$—	$(84,816)	$2,088	251,619	$(3,041)	$242,114
Amortization of unearned stock compensation	—	—	1,387		—	—	—	—	1,387
Issuance and vesting of nonvested shares	85,587	1	(1)		—	—	—	—	—
Exercise of stock options	64,086	—	621		—	—	—	—	621
Repurchases of treasury stock	—	—	—		—	—	1,458,259	(17,168)	(17,168)
Other	(1,373)	—	53		—	—	—	—	53
Comprehensive loss:
Net loss	—	—	—		(8,446)	—	—	—	(8,446)
Currency translation adjustments (related taxes estimated at nil)	—	—	—		—	2,027	—	—	2,027

Total comprehensive loss									(6,419)

Balance, December 31, 2007	25,008,621	$250	$329,694	$—	$(93,262)	$4,115	1,709,878	$(20,209)	$220,588
Amortization of unearned stock compensation	—	—	1,069	—	—	—	—	—	1,069
Issuance and vesting of nonvested shares	64,882	1	(1)	—	—	—	—	—	—
Exercise of stock options	2,334	—	23	—	—	—	—	—	23
Repurchases of treasury stock	—	—	—	—	—	—	2,096,122	(19,438)	(19,438)
Comprehensive loss:
Net loss	—	—	—	—	(11,984)	—	—	—	(11,984)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	—	(2,853)	—	—	(2,853)

Total comprehensive loss									(14,837)

Balance, December 31, 2008	25,075,837	$251	$330,785	$—	$(105,246)	1,262	$3,806,000	$(39,647)	$187,405

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
		($ in thousands)

Operating activities:
Net loss	$(11,984)	$(8,446)	$(15,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,950	32,145	36,227
Impairment of long-lived assets	20,220	11,533	23,880
Stock compensation expense	1,069	1,387	1,566
Casualty gain, net	(4,488)	(4,525)	(3,128)
Deferred income taxes	—	—	7,968
Minority interests	—	421	(295)
Gain on asset dispositions	(6,144)	(3,956)	(2,961)
Loss (gain) on extinguishment of debt	948	5,158	(10,231)
Amortization of deferred financing costs	1,493	1,431	1,384
Other	—	—	78
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	1,037	119	(581)
Insurance receivable	—	1,230	1,696
Inventories	(322)	(152)	(371)
Prepaid expenses and other assets	(788)	6,491	(4,331)
Accounts payable	(862)	(4,169)	(575)
Other accrued liabilities	(4,454)	(2,037)	565
Advance deposits	(252)	262	(122)

Net cash provided by operating activities	27,423	36,892	35,593

Investing activities:
Capital improvements	(47,184)	(41,520)	(35,787)
Proceeds from sale of assets, net of related selling costs	24,106	77,961	22,925
Acquisition of minority partner’s interest	—	(16,361)	—
Withdrawals for capital expenditures	5,157	4,926	9,371
Insurance proceeds related to casualty claims, net	4,092	63	3,194
Net decrease in restricted cash	184	5,428	1,212
Other	72	38	(159)

Net cash (used in) provided by investing activities	(13,573)	30,535	756

Financing activities:
Proceeds from issuance of long term debt	—	130,000	44,954
Proceeds from exercise of stock options	23	621	1,673
Principal payments on long-term debt	(26,808)	(169,424)	(49,767)
Purchases of treasury stock	(19,907)	(16,818)	(2,696)
Payments of deferred financing costs	(12)	(1,666)	(870)
Payments of defeasance costs	(848)	(4,206)	(546)
Other	—	(16)	10

Net cash used in financing activities	(47,552)	(61,509)	(7,242)

Effect of exchange rate changes on cash	(233)	283	(16)

Net (decrease) increase in cash and cash equivalents	(33,935)	6,201	29,091
Cash and cash equivalents at beginning of year	54,389	48,188	19,097

Cash and cash equivalents at end of year	$20,454	$54,389	$48,188

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$20,147	$26,504	$32,734
Interest capitalized	323	443	117
Income taxes, net of refunds	516	1,485	845
Supplemental disclosure of non-cash investing and financing activities:
Net non-cash debt decrease	—	—	10,250
Treasury stock repurchases traded, but not settled	—	469	119
Purchases of property and equipment on account	6,156	6,276	1,923

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Summary of Significant Accounting Policies

Description of Business

Lodgian, Inc. is one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms according to Hotel Business. The Company is considered an independent owner and operator because it does not operate our hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2009, the Company operated 41 hotels with an aggregate of 7,578 rooms, located in 23 states and Canada. Of the 41 hotels, 35 hotels, with an aggregate of 6,655 rooms, are held for use and the results of operations are classified in continuing operations, while 6 hotels, with an aggregate of 923 rooms, are held for sale and the results of operations of those hotels are classified in discontinued operations. The portfolio of hotels, all of which are consolidated in the Company’s financial statements, consists of:

•	40 hotels that are wholly owned and operated through subsidiaries; and

•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises control.

The hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Most of the Company’s hotels are under franchises obtained from nationally recognized hospitality franchisors. The Company operates 21 hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operates 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. An additional 7 hotels are operated under other nationally recognized brands and one hotel is non-branded. Management believes that franchising under strong national brands affords the Company many benefits such as guest loyalty and market share premiums.

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

Basis of Presentation

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in Note 9, approximately $128 million of the Company’s outstanding mortgage debt is scheduled to mature in July 2009 and the current severe economic recession has negatively impacted the Company’s operating results, which affects operating cash flows as well as the ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management has engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. Management is also negotiating to extend the maturing mortgage debt. However, management can provide no assurance that the Company will be able

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. In general, the carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying value. In determining the undiscounted cash flows, management considers the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is recorded as impairment expense in the Consolidated Statement of Operations. Management’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers and discounted cash flows. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the Company’s estimate is ultimately based on management’s determination and the Company remains responsible for the impact of the estimate on the financial statements. If the estimated fair value exceeds the carrying value, no adjustment is recorded.

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

Concentration of Credit Risk

Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 2008 and 2007, allowances were $0.3 million.

Concentration of Market Risk

Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenues and results of operations. The eight continuing operations hotels in these markets combined provided 29%, 30%, and 29% of the Company’s continuing operations revenues in 2008, 2007, and 2006, respectively. Similarly, the same group of hotels provided 28% of the Company’s continuing operations available rooms in 2008, 2007, and 2006. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes and FIN 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. See Note 11 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset.

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

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. No stock options were granted in 2006, 2007 and 2008.

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

Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one reporting segment. During 2008, the Company derived approximately 98% of its consolidated revenues from hotels located within the United States and the balance from the Company’s one hotel located in Windsor, Canada.

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

New Accounting Pronouncements

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

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for its financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the adoption of SFAS 141(R), such release will affect the income tax provision in the period of release.

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

In June 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP clarifies the FASB’s intent that the disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim)

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after November 15, 2008. FSP No. FAS 133-1 is effective for financial statements issued for fiscal years ending after November 15, 2008. The adoption of FSP No. FAS 133-1 did not have a material impact on its disclosures, results of operations and financial condition.

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

A summary of the activity of the Stock Incentive Plan for the year ended December 31, 2008 is as follows:

Issued Under
the Stock
Incentive Plan

Available under the plan, less previously issued as of December 31, 2007	2,536,666
Nonvested stock issued January 22, 2008	(76,500)
Nonvested stock issued February 12, 2008	(24,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	11,257
Nonvested shares forfeited in 2008	17,335
Stock options forfeited in 2008	35,163

Available for issuance, December 31, 2008	2,499,921

Stock Options

The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of December 31, 2008, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants in 2008, 2007 and 2006.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity during 2008, 2007, and 2006 is summarized below:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2005	593,894	$10.41
Exercised	(162,003)	10.12
Forfeited	(75,578)	10.18

Balance, December 31, 2006	356,313	$10.60
Exercised	(64,086)	9.69
Forfeited	(79,819)	11.35

Balance, December 31, 2007	212,408	$10.60
Exercised	(2,334)	9.68
Forfeited	(35,163)	10.32

Balance, December 31, 2008	174,911	$10.66

The amount of cash received from the exercise of stock options during 2008, 2007, and 2006 was approximately $23,000, $0.6 million, and $1.7 million, respectively. The aggregate intrinsic value of stock options exercised during 2008, 2007, and 2006 was approximately $2,000, $0.2 million, and $0.6 million, respectively.

A summary of stock options outstanding and exercisable (vested) at December 31, 2008 is as follows:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining Life	Average
Range of Prices	Number	(In Years)	Exercise Price

$7.83 to $9.39	73,663	6.4	$9.05
$9.40 to $10.96	72,587	5.6	$10.51
$10.97 to $15.66	28,661	4.7	$15.21

	174,911	5.8	$10.66

($ in thousands)

Aggregate intrinsic value of stock options outstanding	$—

Aggregate intrinsic value of stock options exercisable	$—

Restricted Stock

On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The shares vested immediately, but contained certain restrictions regarding sale for a period of one year. The shares were valued at $12.88, the average of the high and low market prices of the Company’s common stock on the date of the grant. The aggregate value of the grant was recorded as compensation expense in January 2006.

No restricted stock was granted in 2007 and 2008.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity during 2007 and 2006 is summarized below:

		Weighted Average
	Restricted Stock	Exercise Price

Balance, December 31, 2005	—	—
Granted	12,413	$12.88
Withheld to satisfy tax obligations	(4,719)	12.88

Balance, December 31, 2006	7,694	$12.88
Expiration of restrictions	(7,694)	12.88

Balance, December 31, 2007	—	$—

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

On April 11, 2008, the committee approved the Lodgian, Inc. Amended and Restated Executive Incentive Plan (the “Revised Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the committee. On February 4, 2009, the Company awarded 286,503 shares of nonvested stock awards for the 2008 calendar year pursuant to the terms of the Revised Plan. The shares vest over two years. The shares were valued at $2.64, the closing price of the Company’s common stock on the date of the award. The Company recorded compensation expense totaling $0.2 million in 2008.

On February 12, 2009, the Company granted 20,000 shares of nonvested stock awards to non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2010. The shares were valued at $2.38, the closing price of the Company’s common stock on the date of the grant.

In April 2008, one member of the Board of Directors did not stand for re-election. The Board elected to accelerate the vesting of the member’s nonvested stock awards. In May 2008, a key employee was terminated from the Company. As part of the separation agreement, the Company accelerated the vesting of nonvested stock awards. The aggregate value of both grants, $0.1 million, was fully expensed in 2008.

In September 2008, three employees were terminated from the Company. Pursuant to the terms of their original award agreements, these employees were entitled to acceleration of the vesting of 4,001 shares of previously issued nonvested stock. The aggregate value of the grants, $34,000, was fully expensed in 2008.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity during 2008, 2007, and 2006 is summarized below:

		Weighted Average
		Grant Date
	Nonvested Stock	Fair Value

Balance, December 31, 2005	75,000	$10.44
Granted	45,884	12.63
Forfeited	(777)	12.88
Vested	(37,500)	10.44

Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(9,629)	13.32
Vested	(85,587)	11.72

Balance, December 31, 2007	115,191	$12.89
Granted	100,500	8.85
Forfeited	(17,335)	9.94
Vested	(64,882)	12.52

Balance, December 31, 2008	133,474	$10.41

The total fair value of nonvested stock awards that vested during 2008, 2007, and 2006, was $0.6 million, $1.2 million, and $0.5 million, respectively.

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of December 31, 2008 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
	($ in thousands)

Nonvested Stock	$686	1.26
Revised Plan Nonvested Stock Awards	492	2.21

Total	$1,178	1.71

Compensation expense for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Compensation	Income Tax	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	(Expense) Benefit	Expense	Benefit	Expense	Benefit
	($ in thousands)

Stock Options	$(51)	$(20)	$174	$68	$908	$352
Nonvested Stock	963	374	1,213	471	498	193
Restricted Stock	—	—	—	—	160	62
Revised Plan Nonvested Stock Awards	157	61	—	—	—	—

Total	$1,069	$415	$1,387	$539	$1,566	$607

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

Dispositions

During 2006, the Company sold six hotels and one land parcel for an aggregate sales price of $27.1 million, $5.0 million of which was used to paydown debt. A list of the properties sold in 2006 is summarized below:

•	On March 9, 2006, the Company sold the Fairfield Inn, a 105 room hotel located in Jackson, TN.

•	On April 3, 2006, the Company sold a land parcel located in Mt. Laurel, NJ.

•	On April 25, 2006, the Company sold the Holiday Inn, a 146 room hotel located in Pittsburgh, PA.

•	On October 24, 2006, the Company sold the Holiday Inn, a 167 room hotel located in Valdosta, GA.

•	On October 24, 2006, the Company sold the Azalea Inn, a 108 room hotel located in Valdosta, GA.

•	On November 28, 2006, the Company sold its rights to the ground lease of the former Holiday Inn located in Jekyll Island, GA.

•	On December 1, 2006, the Company sold the Quality Inn, a 205 room hotel located in Metairie, LA.

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

During 2007, the Company sold 23 hotels for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. A list of the properties sold in 2007 is summarized below:

•	On January 15, 2007, the Company sold the University Plaza, a 186 room hotel located in Bloomington, IN.

•	On March 9, 2007, the Company sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.

•	On June 13, 2007, the Company sold the following 16 hotels:

•	Holiday Inn, a 202 room hotel located in Sheffield, AL

•	Clarion, a 393 room hotel located in Louisville, KY

•	Crowne Plaza, a 275 room hotel located in Cedar Rapids, IA

•	Augusta West Inn, a 117 room hotel located in Augusta, GA

•	Holiday Inn, a 201 room hotel located in Greentree, PA

•	Holiday Inn, a 189 room hotel located in Lancaster East, PA

•	Holiday Inn, a 244 room hotel located in Lansing, MI

•	Holiday Inn, a 152 room hotel located in Pensacola, FL

•	Holiday Inn, a 228 room hotel located in Winter Haven, FL

•	Holiday Inn, a 100 room hotel located in York, PA

•	Holiday Inn Express, a 112 room hotel located in Dothan, AL

•	Holiday Inn Express, a 122 room hotel located in Pensacola, FL

•	Park Inn, a 126 room hotel located in Brunswick, GA

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Quality Inn, a 102 room hotel located in Dothan, AL

•	Ramada Plaza, a 297 room hotel located in Macon, GA

•	Ramada Inn, a 197 room hotel located in North Charleston, SC

•	On July 12, 2007, the Company sold the Holiday Inn, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, the Company sold the Holiday Inn, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, the Company sold the Holiday Inn, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, the Company sold the Holiday Inn, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, the Company sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.

The Company realized gains of approximately $4.0 million in 2007 from the sale of these assets.

During 2008, the Company sold 5 hotels for an aggregate sales price of $25.0 million, $7.9 million of which was used to pay down debt. A list of the properties sold in 2008 is summarized below:

•	On April 17, 2008, the Company sold the Holiday Inn, a 158 room hotel located in Frederick, MD.

•	On May 13, 2008, the Company sold the former Holiday Inn, a 156 room hotel located in St. Paul, MN.

•	On August 14, 2008, the Company sold the Holiday Inn, a 193 room hotel located in Marietta, GA

•	On October 9, 2008, the Company sold the Holiday Inn, a 127 room hotel located in Glen Burnie, MD

•	On December 16, 2008, the Company sold the Holiday Inn, a 217 room hotel located in Frisco, CO

The Company realized gains of approximately $6.1 million in 2008 from the sale of these assets.

Assets Held for Sale and Discontinued Operations

In accordance with SFAS No. 144, the Company has included the results of hotel assets sold during 2008, 2007 and 2006 as well as the hotel assets held for sale at December 31, 2008, December 31, 2007 and December 31, 2006, including any related impairment charges, in discontinued operations in the Consolidated Statements of Operations. The assets held for sale at December 31, 2008 and December 31, 2007 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.

The Company recorded impairment on assets held for sale in 2008, 2007 and 2006. Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The Company’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While the Company may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the Company’s estimate is ultimately based on the management’s determination and the Company remains responsible for the impact of the estimate on the financial statements. The Company records impairment charges and writes down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell. As a result of these evaluations, during 2008, the Company recorded impairment charges totaling $10.8 million on 6 hotels as follows (amounts below are rounded individually):

•	$6.7 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs;

•	$1.9 million on the Hilton Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$1.7 million on the Holiday Inn East Hartford, CT to reflect the current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels;

In 2007, the Company recorded impairment charges totaling $9.9 million on 7 hotels as follows (amounts below are rounded individually):

•	$3.3 million on the Hilton Northfield, MI to reflect the estimated selling price;

•	$1.6 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the estimated selling price;

•	$1.8 million on the Holiday Inn Frederick, MD to reflect the estimated selling price;

•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.4 million to record the disposal of replaced assets at various hotels.

In 2006, the Company recorded impairment charges totaling $23.2 million on 16 hotels as follows (amounts below are rounded individually):

•	$3.9 million on the Holiday Inn Manhattan, KS to record the loss on disposal of fixed assets;

•	$2.2 million on the Holiday Inn Lawrence, KS to record the loss on disposal of fixed assets;

•	$1.4 million on the Holiday Inn Sheffield, AL which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.3 million on the Holiday Inn McKnight, PA to reflect the lowered estimated selling price less costs to sell, the write-off of capital improvements for franchisor compliance that did not add incremental value and the final disposition of the hotel;

•	$0.1 million on the Holiday Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

•	$0.1 million on the Azalea Inn Valdosta, GA to reflect the estimated selling costs of the sale as this hotel was identified for sale during 2006, and to reflect the final disposition of the hotel;

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.7 million on the University Plaza Bloomington, IN, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.3 million on the Ramada Plaza Macon, GA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less cost to sell;

•	$2.1 million on the Holiday Inn University Mall, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$1.8 million on the Holiday Inn Express Pensacola, FL, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.8 million on the Holiday Inn Greentree, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.2 million on the Holiday Inn York, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.9 million on the Holiday Inn Lancaster, PA, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$6.4 million on the Holiday Inn Lansing, MI, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.6 million on the Holiday Inn Clarksburg, WV, which was classified as held for sale during 2006, to reduce the carrying value to estimated selling price less costs to sell;

•	$0.1 million on the Holiday Inn Jekyll Island, GA to record the disposal costs of furniture, fixtures and equipment incurred during the closing of the hotel; and

•	$0.3 million to record the disposal of replaced assets at various hotels.

In January 2008, the Company reclassified an additional 9 hotels as held for sale in accordance with SFAS No. 144. In May 2008, the Company reclassified the former Holiday Inn Marietta, GA to held for sale. In June 2008, the Company reclassified the Crowne Plaza Worcester, MA, from held for sale to held for use. Due to current market conditions, the Company believes that investing capital into the hotel using funds currently held in escrow by the lender will generate a better return than selling the hotel at a reduced price. The Company recorded an impairment charge of $4.8 million, which is included in income from continuing operations in the Company’s Consolidated Statement of Operations.

Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At December 31, 2008, the held for sale portfolio consisted of the following 6 hotels:

•	French Quarter Suites Memphis, TN

•	Hilton Northfield, MI

•	Holiday Inn Cromwell Bridge, MD

•	Holiday Inn East Hartford, CT

•	Holiday Inn Phoenix, AZ

•	Holiday Inn Select Windsor, Ontario, Canada

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary balance sheet information for assets held for sale is as follows:

	December 31, 2008	December 31, 2007
	$( in thousands)

Property and equipment, net	$31,351	$7,781
Other assets	1,670	228

Assets held for sale	$33,021	$8,009

Other liabilities	$6,886	$961
Long-term debt	9,281	—

Liabilities related to assets held for sale	$16,167	$961

Summary statement of operations information for discontinued operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	For the Years Ended December 31,
	2008	2007	2006
		($ in thousands)

Total revenues	$31,199	$75,592	$124,136
Total expenses	(29,330)	(68,632)	(114,698)
Impairment of long-lived assets	(10,752)	(9,911)	(23,248)
Business interruption proceeds	672	571	1,590
Interest income and other	29	71	59
Interest expense	(1,639)	(4,526)	(9,233)
Casualty gains, net	5,583	2,658	143
Gain on asset disposition	6,144	3,956	2,961
Loss on extinguishment of debt	(948)	(1,828)	10,231
Provision for income taxes	(31)	(816)	3,321

(Loss) income from discontinued operations	$927	$(2,865)	$(4,738)

In addition to the assets held for sale listed above, the results of operations related to all of the hotels that were sold prior to December 31, 2008 were included in the statements of operations for discontinued operations.

Discontinued operations were not segregated in the Consolidated Statements of Cash Flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Balance Sheets and related Consolidated Statements of Operations.

4.	Accounts Receivable

At December 31, 2008 and December 31, 2007, accounts receivable, net of allowances consisted of the following:

	December 31, 2008	December 31, 2007
	($ in thousands)

Trade accounts receivable	$6,142	$8,144
Allowance for doubtful accounts	(263)	(323)
Tax receivable and other	1,236	973

	$7,115	$8,794

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Current Assets

At December 31, 2008 and December 31, 2007, prepaid expenses and other current assets consisted of the following:

	December 31, 2008	December 31, 2007
	($ in thousands)

Deposits for property taxes	$5,220	$4,954
Prepaid insurance	2,534	3,358
Lender-required insurance deposits	4,518	4,686
Vendor deposits for capital purchases	5,098	1,823
Deposits and other prepaid expenses	3,887	3,365

	$21,257	$18,186

6.	Property and Equipment, net

At December 31, 2008 and December 31, 2007, property and equipment, net consisted of the following:

	Useful Lives	December 31,	December 31,
	(years)	2008	2007
		($ in thousands)

Land	—	$45,624	$52,656
Buildings and improvements	10 — 40	368,697	407,652
Property and equipment	3 — 10	152,159	145,101
China, glass and silverware		2,139	2,239

		568,619	607,648
Less accumulated		(128,784)	(116,266)
depreciation
Construction in progress		7,531	8,604

		$447,366	$499,986

During 2008, the Company recorded $9.5 million of impairment losses related to assets held for use. Of this amount, $4.7 represented the write-off of assets that were replaced and had remaining book value. The remaining $4.8 million represented the write-down of the Crowne Plaza Worcester, MA to its estimated fair value upon reclassification to held for use in accordance with SFAS No. 144.

During 2007, the Company recorded $1.6 million of impairment losses related to assets held for use, which represented the write-off of assets that were replaced and had remaining book value.

During 2006, the Company recorded $0.6 million of impairment losses to write-off assets that were replaced in 2006 and had remaining book value.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets

At December 31, 2008 and December 31, 2007, other assets consisted of the following:

	December 31,	December 31,
	2008	2007
	($ in thousands)

Deferred financing costs	$1,268	$2,879
Deferred franchise fees	1,410	1,255
Utility and other deposits	222	248
Linen inventory	731	705

	$3,631	$5,087

Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.

Based on the balances at December 31, 2008, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2009	2010	2011	2012	2013	After 2014
	($ in thousands)

Deferred financing costs	$1,268	$990	$276	$2	$—	$—	$—
Deferred franchise fees	1,410	235	176	171	163	137	528

	$2,678	$1,225	$452	$173	$163	$137	$528

8.	Other Accrued Liabilities

At December 31, 2008 and December 31, 2007, other accrued liabilities consisted of the following:

	December 31, 2008	December 31, 2007
	($ in thousands)

Salaries and related costs	$3,954	$5,780
Self-insurance loss accruals	10,385	12,193
Property and sales taxes	5,533	5,662
Professional fees	390	818
Accrued franchise fees	873	1,083
Accrued interest	1,174	1,864
Other	588	936

	$22,897	$28,336

9.	Long-Term Liabilities

As of December 31, 2008, 35 of the Company’s 41 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 49% of the mortgage debt bears interest at fixed rates and approximately 51% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of December 31, 2008, the Company was in compliance with all of its financial debt covenants.

However, the Company’s continued compliance with its financial debt covenants depends substantially upon the financial results of the Company’s hotels. Given the severe economic recession, the Company could breach

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain financial covenants during 2009. The breach of a financial covenant, if not cured or waived by the lender, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loan (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.

Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2008			December 31, 2007
	Number	Property, Plant	Long-Term	Long-Term
	of Hotels	and Equipment, Net	Obligations	Obligations	Interest Rates at December 31, 2008
	($ in thousands)

Mortgage Debt
Goldman Sachs	10	$120,362	$130,000	$130,000	LIBOR plus 1.50%; capped at 8.50%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 1	4	68,490	39,372	45,986	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 3	7	81,064	53,031	61,686	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 4	6	84,680	35,984	46,268	6.58%
IXIS	3	19,635	20,977	21,276	LIBOR plus 2.95%; capped at 8.45%
IXIS	1	16,392	18,530	18,765	LIBOR plus 2.90%; capped at 7.90%
Wachovia	1	12,423	16,501	16,826	6.04%
Wachovia	1	7,705	9,478	9,666	6.03%
Wachovia	1	5,718	5,767	5,880	6.04%
Wachovia	1	5,909	2,988	3,053	5.78%

Total	35	422,378	332,628	359,406	4.71% (1)
Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	42	633
Other	—	—	1,342	781

	—	—	1,384	1,414

Property, plant and equipment — Unencumbered	6	56,339	—	—

	41	478,717	334,012	360,820
Held for sale	(6)	(31,351)	(14,257)	—

Held for use(2)	35	$447,366	$319,755	$360,820

(1)	The rate represents the annual effective weighted average cost of debt at December 31, 2008.

(2)	Long-term debt obligations at December 31, 2008 and December 31, 2007 include the current portion of $125.0 million and $5.1 million, respectively.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the fixed rate mortgage debt (book value of $163.1 million) at December 31, 2008 is estimated at $166.4 million. The fair value of the variable rate mortgage debt (book value of $169.5 million) at December 31, 2008 is estimated at $136.3 million.

Mortgage Debt

On June 25, 2004, the Company entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc (“Merrill Lynch”). The four loans, which totaled $260 million at inception, bear a fixed interest rate of 6.58%. Except for certain defeasance provisions, the Company may not prepay the loans except during the 60 days prior to maturity. One of the loans was defeased in 2007. The remaining three loans are currently secured by 17 hotels. The loans are not cross-collateralized. Each loan is non-recourse; however, the Company has agreed to indemnify Merrill Lynch in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian. The Merrill Lynch loans, which totaled approximately $128 million at December 31, 2008, are scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities in July 2009, the Company is also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, the Company been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, management expects it to remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. Management cannot currently predict whether these efforts will be successful. The outstanding loan balance is classified as current in the Consolidated Balance Sheet as of December 31, 2008. See Note 1 for additional discussion regarding this debt

On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2008, the Company exercised the second extension option, which extended the maturity to December 2009. The Company contemporaneously entered into a 24-month interest rate cap agreement, which effectively caps the interest rate at 7.90%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the third extension option.

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

On March 1, 2006, the Company entered into a $21.5 million loan agreement with IXIS, which is secured by the Radisson Phoenix and Crowne Plaza Phoenix Airport hotels located in Phoenix, AZ along with the Crowne Plaza Pittsburgh Airport hotel located in Coraopolis, PA. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating rate of interest which is 295 basis points above LIBOR. In March 2008, the Company exercised the first of three one-year extension options, which extended the maturity to March 2009. In March 2009, the Company exercised the second extension option, which extended the maturity to March 2010. The Company contemporaneously entered into a 24-month interest rate cap agreement, which effectively caps the interest rate at 7.45%. The loan agreement is non-

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the second extension option.

In April 2007, the Company entered into a $130 million loan agreement (the “Goldman Loan”) with Goldman Sachs Commercial Mortgage Capital, L.P. The Goldman Loan is secured by ten hotels and has an initial term of two years, with the option to extend the loan for three additional one-year periods. The loan bears interest at LIBOR plus 150 basis points. The Company purchased an interest rate protection agreement which caps the maximum interest rate at 8.5%. The loan is classified as long-term in the Consolidated Balance Sheet as of December 31, 2008 since management has the intent and ability to exercise the first extension option.

In June 2008, the Company paid $5.5 million on one of the Merrill Lynch fixed rate loans to release as collateral the former Holiday Inn Marietta, GA, which was subsequently sold.

In September 2008, the Company defeased $9.4 million of the $45.6 million balance of one of the Merrill Lynch fixed rate loans, which was secured by seven hotels. The Company purchased $9.7 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.5 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.

In October 2008, the Company defeased $7.5 million of the $60.7 million balance of one of the Company’s mortgage loans, which was secured by eight hotels. The Company purchased $7.8 million of Treasury Securities to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was classified as held for sale and has since been sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Company’s Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.4 million Loss on Debt Extinguishment in the statement of operations. The entire amount was recorded in discontinued operations.

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

The aggregate fair value of the interest rate caps as of December 31, 2008 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Loan Repayment Projections

Future scheduled principal payments on these long-term liabilities as of December 31, 2008 are as follows:

	Debt
	Obligations
	December 31, 2008	2009	2010	2011	2012	2013	Thereafter
	($ in thousands)

Mortgage Debt :
Merrill Lynch Mortgage Lending, Inc. — Fixed	$128,387	$128,387	$—	$—	$—	$—	$—
Goldman Sachs(1)	130,000	—	130,000	—	—	—	—
Wachovia	34,734	740	3,633	30,361	—	—	—
IXIS(2)	39,507	534	38,973	—	—	—	—

Total — Mortgage Debt	332,628	129,661	172,606	30,361	—	—	—
Other Long-term Liabilities(3):
Tax Notes Issued Pursuant to our Joint Plan of Reorganization	42	42	—	—	—	—	—
Other Long-term Liabilities	1,342	228	206	172	153	125	458

	1,384	270	206	172	153	125	458
Total Debt Obligations	334,012	129,931	172,812	30,533	153	125	458
Less: Debt Obligations — Held for Sale	14,257	4,976	218	9,063	—	—	—

Total Debt Obligations — Held for Use	$319,755	$124,955	$172,594	$21,470	$153	$125	$458

(1)	As discussed in Note 9, the Goldman Sachs loan matures in 2009, with the option to extend the loan for three additional one-year periods. Management has the intent and ability to exercise the first extension option, which will extend the maturity to 2010. Two further one-year extension options remain. The table assumes the first extension option will be exercised.

(2)	As discussed in Note 9, one IXIS loan matured in December 2007. The Company exercised the first and second one-year extension options, which extended the maturity to December 2009. The table assumes the remaining extension option will be exercised, which will extend the maturity to December 2010. The second IXIS loan matured in March 2008. As of December 31, 2008, the Company had exercised the first of three one-year extension options, which extended the maturity to March 2009. The table assumes the second extension option (which was subsequently exercised in March 2009) will be exercised, which will extend the maturity to March 2010. One further one-year extension option remains.

(3)	Comprised of unsecured notes payable of $42,000 for pre-petition bankruptcy related tax obligations and $1.3 million of other obligations.

10.	Stockholders’ Equity

Treasury Stock

On January 31, 2006, the Company granted 12,413 shares of restricted stock to certain employees, of which 4,719 shares were withheld to satisfy tax obligations and were added to Treasury Stock during 2006. The aggregate cost of these shares was approximately $61,000.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, 85,587 shares of nonvested stock awards vested, of which 6,989 were withheld to satisfy tax obligations and were added to Treasury Stock. The aggregate cost of these shares was approximately $86,000.

During 2008, 64,882 shares of nonvested stock awards vested, of which 11,257 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $104,000. Also, during 2008, the Company repurchased 3,667 shares of nonvested stock awards that vested at an aggregate cost of $32,000.

In May 2006, the Board of Directors of the Company approved a $15 million share repurchase program which expired in May 2007. Under this program, the Company repurchased 225,267 shares at an aggregate cost of $2.8 million during 2006. During 2007, the Company repurchased 146,625 shares at an aggregate cost of $1.9 million.

In August 2007, the Board of Directors of the Company approved a $30 million share repurchase program which was due to expire on August 22, 2009. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $15.2 million in 2007. During 2008, the Company repurchased 1.5 million shares at an aggregate cost of $14.9 million fulfilling the remaining authority under the program.

On April 11, 2008, the Board of Directors of the Company approved the repurchase of an additional $10 million of common stock over a period ending no later than April 15, 2009. As of December 31, 2008, the Company had repurchased approximately 554,000 shares at an aggregate cost of $4.4 million.

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

The Class B warrants initially provided for the purchase of an aggregate of 343,122 shares of the common stock at an exercise price of $76.32 per share (after adjusting for the April 2004 reverse stock split) and expire on November 25, 2009.

11.	Income Taxes

Provision for income taxes for the Company is as follows:

	2008			2007
	Current	Deferred	Total	Current	Deferred	Total
	($ in thousands)

Federal	$—	$—	$—	$—	$—	$—
State and Local	72	—	72	837	—	837
Foreign	39	—	39	136	—	136

	$111	$—	$111	$973	$—	$973
Less: discontinued operations	31	—	31	816	—	816

	$80	$—	$80	$157	$—	$157

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the cumulative effect of temporary differences in the deferred income tax asset (liability) balances at December 31, 2008 and December 31, 2007 are as follows:

	2008			2007
	Total	Current	Non-Current	Total	Current	Non-Current
			($ in thousands)

Property and equipment	$(30,323)	$—	$(30,323)	$(33,958)	$—	$(33,958)
Net operating loss carryforwards (“NOLs”)	86,650	—	86,650	84,540	—	84,540
Legal and workers’ compensation	3,690	3,690	—	4,414	4,414	—
reserves
AMT and FICA credit carryforwards	2,596	—	2,596	2,360	—	2,360
Other operating accruals	1,163	1,163	—	1,604	1,604	—
Other	334	—	334	284	—	284

Total	$64,110	$4,853	$59,257	$59,244	$6,018	$53,226
Less valuation allowance	(64,110)	(4,853)	(59,257)	(59,244)	(6,018)	(53,226)

	$—	$—	$—	$—	$—	$—

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	2008	2007
	($ in thousands)

Federal income tax (benefit) charge at	$(4,037)	$(2,489)
statutory federal rate
State income tax (benefit) charge, net	(577)	485
Non-deductible items	182	324
Foreign	39	136
Change in valuation allowance	4,504	2,517

	$111	$973
Less discontinued operations	31	816

Provision for income taxes	$80	$157

At December 31, 2008 and 2007, the Company had established a valuation allowance of $64.1 million and $59.2 million, respectively, to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized, and therefore, provided a valuation allowance to fully reserve against these amounts. Of the $64.1 million, the 2008 deferred tax asset was increased by $4.9 million with $6.0 million increase relating to impairment charges incurred for books, $(0.6) million related to prior year true-ups, and $(0.5) million of additional deferred tax assets generated during the period. The balance of $64.1 million is primarily attributable to pre-emergence deferred tax assets if utilized and included in future tax expense.

At December 31, 2008, the Company had available net operating loss carry forwards (“NOLs”) of approximately $223.0 million for federal income tax purposes, which will expire in 2018 through 2028. In addition, the Company has excess tax benefits related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $1.0 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable. The Company has undergone several “ownership changes,” as defined in Section 382 of the Internal Revenue Code. Consequently, the Company’s ability to use the net operating loss carryforwards to offset future income is subject to certain limitations. As a result of the most recent Section 382 ownership change, the Company’s ability to use these net operating loss carryforwards is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 through 2008 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the company had a Net Unrealized Built in Loss (“NUBIL”) of $150 million. As of December 31, 2008, $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $171.5 million; losses not subject to 382 limitations are $51.5 million.

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

The Company was required to adopt the provisions of FIN 48 with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1998, 1999, 2000, 2001, 2003 and 2004, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2005, 2006 and 2007 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the next twelve months. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS No. 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS No. 141(R), such release will affect the income tax provision in the period of release.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2008	2007	2006
	($ in thousands, except per share data)

Numerator:
Loss from continuing operations	$(12,911)	$(5,581)	$(10,438)
Income (loss) from discontinued operations	927	(2,865)	(4,738)

Net loss	$(11,984)	$(8,446)	$(15,176)

Denominator:
Basic weighted average shares	21,774	24,292	24,617

Diluted weighted average shares	21,774	24,292	24,617

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.59)	$(0.23)	$(0.42)
Income (loss) from discontinued operations	0.04	(0.12)	(0.19)

Net loss	$(0.55)	$(0.35)	$(0.62)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.59)	$(0.23)	$(0.42)
Income (loss) from discontinued operations	0.04	(0.12)	(0.19)

Net income (loss)	$(0.55)	$(0.35)	$(0.62)

In accordance with Emerging Issues Task Force Topic No. D-62, income (loss) from continuing operations should be the basis for determining whether or not dilutive potential common shares should be included in the computation of diluted earnings per share. Since the Company reported a loss from continuing operations for the years ended December 31, 2008, 2007 and 2006, the common stock equivalents were excluded from the computation of diluted earnings per share.

As a result, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 174,911 shares of common stock), the assumed conversion of 133,474 shares of nonvested stock, the assumed issuance of 286,503 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) in the computation of diluted (loss) income per share for the year ended December 31, 2008 because their inclusion would have been antidilutive.

The computation of diluted income per share for the year ended December 31, 2007, as calculated above, did not include the shares associated with the assumed exercise of stock options (options to acquire 212,408 shares of common stock), the shares associated with nonvested stock (115,191 shares), or Class B warrants (rights to acquire 343,122 shares of common stock) in the computation of diluted (loss) income per share for the year ended December 31, 2007 because their inclusion would have been antidilutive.

The computation of diluted income per share for the year ended December 31, 2006, as calculated above, did not include the shares associated with the assumed exercise of stock options (options to acquire 356,313 shares of common stock), the shares associated with nonvested stock (82,607 shares), or Class A and B warrants (rights to acquire 503,546 and 343,122 shares of common stock, respectively) in the computation of diluted (loss) income per share for the year ended December 31, 2006 because their inclusion would have been antidilutive.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Franchise Agreements and Capital Expenditures

The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. Costs incurred in connection with these agreements for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	($ in thousands)

Continuing operations	$17,145	$16,967	$15,879
Discontinued operations	2,441	5,669	9,664

	$19,586	$22,636	$25,543

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. The current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of four (three of which are held for sale and one of which is held for use as of March 1, 2009), three (all of which are held for use), and two (all of which are held for use) of the franchise agreements for our hotels are scheduled to expire in 2009, 2010, and 2011, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.

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

As of March 1, 2009, the Company has been or expects to be notified that it is in default and/or non-compliance with respect to three franchise agreements and is anticipating cure letters with respect to two franchise agreements as summarized below:

•	One hotel is in default of the franchise agreements because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by the designated cure dates, this hotel could be subject to termination of the franchise agreement. However, since the Company recently completed some renovations at the hotel, the Company anticipates that it will be given additional time to cure the default.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by April 2009, the hotel’s franchise agreement could be terminated by the franchisor. This hotel is also in default the franchise agreement because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by March 2009, this hotel could be subject to termination by the franchisor. However, since the hotel is currently under renovation, the Company anticipates that it will be given additional time to cure the defaults.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	One hotel is not incompliance with some of the terms of the franchise agreement because of substandard guest scores. If the Company does not achieve scores above the required quality thresholds by March 2009, this hotel could be placed in default by the franchisor. However, the Company has met with the franchisor, is following a specific action plan for improvement, and anticipates that it will cure the failure by the required cure date.

•	The Company is anticipating cure letters for two hotels to be delivered no later than February 2010.

The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance or default issues through enhanced service and product improvements by the required cure date. The Company believes that it will cure the non-compliance and defaults for continuing operations hotels which the franchisors have given notice before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $2.5 million for the capital improvements portion of the action plans of which $0.4 million had been spent as of December 31, 2008) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect the Company and its financial condition and results of operations.

Also, the Company’s loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The three hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $199.3 million of mortgage debt as of March 1, 2009.

If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt.

A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity.

To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend between $22 and $27 million on its hotels in 2009, depending on the determined courses of action following our ongoing diligence and analysis. The Company spent $47.2 million on capital expenditures during 2008.

Letters of Credit

As of December 31, 2008, the Company had three irrevocable letters of credit totaling $5.0 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Consolidated Balance Sheets. The letters of credit serve as guarantee for self-insured losses and certain utility and liquor bonds and will expire in September 2009, November 2009 and January 2010, but may be renewed beyond those dates.

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-insurance

The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. As of December 31, 2008 and December 31, 2007, the Company had accrued $10.4 million and $12.2 million, respectively, for these liabilities.

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

Casualty gains (losses), net and business interruption insurance

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

In 2004, several hotels were damaged by the hurricanes that made landfall in the Southeastern United States. In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Cost region and two hotels in the New Orleans area were damaged. In October 2005, an underground water main ruptured underneath one hotel, causing flood damage in certain areas of the hotel and a limited amount of structural damage. And, in January 2006, one hotel suffered a fire. All of the hotels have since reopened, except the one that was damaged in January 2006 by a fire, which has been sold.

In August 2008, Hurricane Ike made landfall in the U.S. Gulf Coast region and the Crowne Plaza Houston, TX sustained some damage. Based on current estimates, the Company does not expect the total cost of the damage to exceed the deductible amount of $1.7 million. As a result, the Company does not plan to file an insurance claim at this time.

In 2008, the Company finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. The Company received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, the Company recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of approximately $5.6 million, after deducting related costs. These amounts are included in income from discontinued operations in the Consolidated Statement of Operations.

In 2007, the Company recorded casualty gains (losses), net of related expenses, of $1.9 million and business interruption proceeds of $0.6 million in continuing operations, all of which was collected prior to December 31,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008, all casualty and business interruption proceeds were finalized.

Litigation

From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain.

Management believes that the Company has adequate insurance protection to cover all pending litigation matters and that the resolution of these claims will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating Leases

As of December 31, 2008, four held for use and two held for sale hotels are located on land subject to long-term leases. The corporate office is subject to an operating lease through 2011. Generally, these leases are for terms in excess of the depreciable lives of the buildings. The Company also has the right of first refusal on certain leases if a third party offers to purchase the land. The Company pays fixed rents on some of these leases; on others, the Company has fixed rent plus additional rents based on a percentage of revenues or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes. Lease expense for the non-cancelable ground, parking and other leases for the year ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	($ in thousands)

Continuing operations	$3,239	$3,002	$2,801
Discontinuing operations	255	406	712

Total operations	$3,494	$3,408	$3,513

At December 31, 2008, the future minimum commitments for non-cancelable ground and parking leases were as follows (amounts in thousands):

2009	$3,519
2010	3,546
2011	3,166
2012	3,038
2013	2,810
2014 and thereafter	67,666

$83,745

14.	Employee Retirement Plans

The Company makes contributions to four multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist,

LODGIAN, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts of which are not determinable at this time. The cost of pension contributions for the year ended December 31, 2008, December 31, 2007 and December 31, 2006 were as follows:

	2008	2007	2006
	($ in thousands)

Continuing operations	$131	$142	$126
Discontinued operations	1	13	25

	$132	$155	$151

The Company adopted a 401(k) plan for the benefit of its non-union employees and one group of union employees under which participating employees may elect to contribute up to 25% of their eligible compensation subject to annual dollar limits established by the Internal Revenue Service. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(k) plan made by the Company for the year ended December 31, 2008, December 31, 2007 and December 31, 2006 were as follows:

	2008	2007	2006
	($ in thousands)

Continuing operations	$529	$729	$680
Discontinued operations	36	62	11

	$565	$791	$691

15.	Restructuring

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

Beginning liability	1,258
Less adjustments	(26)

Restructuring costs	1,232
Less payments	(1,232)

Ending liability	—

16.	Related Party Transaction

On May 13, 2008, a Lodgian subsidiary acquired an interest in a ground lease related to the Holiday Inn in Glen Burnie, Maryland from WIH Hotels LLC (“WIH”) in an arm’s length transaction. WIH is an affiliate of BRY/HY Funding LLC, which owns 6.1% of our common stock. WIH and BRY/HY Funding LLC are entities owned by funds managed by affiliates of The Blackstone Group. The purchase price of the interest in the ground lease was $600,000. The transaction was approved in advance by our Audit Committee pursuant to our Statement of Policy with Respect to Related Party Transactions.

17.	Subsequent Events

On March 4, 2009, the Company sold the Holiday Inn in East Hartford, CT for a gross sales price of $3.5 million. In accordance with the terms of the agreement, the Company extended seller financing totaling $1.9 million and paid $1.6 million to acquire the land from the lessor.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).
4.2	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).
10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated March 29, 2007 (Incorporated be reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12537), filed with the Commission on March 30, 2007).
10.2	Amended and Restated Executive Employment Agreement between Edward J. Rohling and Lodgian, Inc., dated April 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on April 26, 2007).
10.3	Restricted Stock Award Agreement between Edward J. Rohling and Lodgian, Inc., dated July 15, 2005 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 1-14537), filed with the Commission on August 9, 2005).
10.4	Separation and Release Agreement between Edward J. Rohling and Lodgian, Inc. dated January 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 4, 2008).
10.5	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).
10.6	Amended and Restated Separation Pay Agreement between Lodgian, Inc. and James McGrath dated March 29, 2007.**
10.7	Amended and Restated Separation Pay Agreement between Lodgian, Inc. and Joseph Kelly dated February 28, 2008.**
10.8	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).
10.9	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (as amended through April 24, 2007 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).
10.10	Form of Incentive Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).
10.11	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).
10.12	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).
10.13	Form of Lodgian, Inc. Amended and Restated Executive Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on April 15, 2008).
10.14	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

Exhibit
Number	Description

10.15	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).
10.16	Form of Indemnification Agreement between Lodgian, Inc. and its executive officers and directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 10, 2009.)
21	Subsidiaries of Lodgian, Inc.**
23	Consent of Independent Registered Public Accounting Firm**
31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**
31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**
32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.