Form 10-Q
period 2009-03-31
LODGIAN INC
filed 2009-05-07
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     (Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2009
Common	21,689,590

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited in thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$19,064	$20,454
Cash, restricted	8,110	8,179
Accounts receivable (net of allowances: 2009 - $300; 2008 - $263)	9,491	7,115
Inventories	3,044	2,983
Prepaid expenses and other current assets	17,178	21,257
Assets held for sale	30,513	33,021

Total current assets	87,400	93,009

Property and equipment, net	446,438	447,366
Deposits for capital expenditures	9,171	11,408
Other assets	5,218	3,631

	$548,227	$555,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,297	$7,897
Other accrued liabilities	23,220	22,897
Advance deposits	2,196	1,293
Current portion of long-term liabilities	124,133	124,955
Liabilities related to assets held for sale	16,562	16,167

Total current liabilities	173,408	173,209

Long-term liabilities	194,455	194,800

Total liabilities	367,863	368,009

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,144,364 and 25,075,837 issued at March 31, 2009 and December 31, 2008, respectively	252	251
Additional paid-in capital	331,077	330,785
Accumulated deficit	(112,168)	(105,246)
Accumulated other comprehensive income	1,051	1,262
Treasury stock, at cost, 3,825,417 and 3,806,000 shares at March 31, 2009 and December 31, 2008, respectively	(39,688)	(39,647)

Total stockholders’ equity attributable to common stock	180,524	187,405
Noncontrolling interest	(160)	—

Total stockholders’ equity	180,364	187,405

	$548,227	$555,414

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited in thousands,
	except per share data)
Revenues:

Rooms	$36,635	$43,848
Food and beverage	10,838	12,062
Other	1,703	2,062

Total revenues	49,176	57,972

Direct operating expenses:
Rooms	10,082	11,183
Food and beverage	7,638	8,819
Other	1,298	1,388

Total direct operating expenses	19,018	21,390

	30,158	36,582

Other operating expenses:
Other hotel operating costs	15,628	17,879
Property and other taxes, insurance, and leases	4,211	4,352
Corporate and other	3,605	5,885
Casualty losses, net	81	—
Depreciation and amortization	8,493	7,469
Impairment of long-lived assets	465	2,141

Total other operating expenses	32,483	37,726

Operating loss	(2,325)	(1,144)

Other income (expenses):
Interest income and other	45	390
Interest expense	(3,779)	(5,172)

Loss before income taxes and noncontrolling interest	(6,059)	(5,926)
Provision for income taxes — continuing operations	(72)	(63)

Loss from continuing operations	(6,131)	(5,989)

Discontinued operations:
Loss from discontinued operations before income taxes	(927)	(1,357)
Provision for income taxes — discontinued operations	(24)	(172)

Loss from discontinued operations	(951)	(1,529)

Net loss	(7,082)	(7,518)
Less: Net loss attributable to noncontrolling interest	160	—

Net loss attributable to common stock	$(6,922)	$(7,518)

Basic and diluted net loss per share attributable to common stock	$(0.32)	$(0.33)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Attributable to Common Stock
					Accumulated			Total
			Additional		Other			Attributable		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		to Common	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Stock	Interest	Equity
	(Unaudited in thousands, except share data)
Balance, December 31, 2008	25,075,837	$251	$330,785	$(105,246)	$1,262	3,806,000	$(39,647)	$187,405	$—	$187,405
Amortization of unearned stock compensation	—	—	293	—	—	—	—	293	—	293
Issuance and vesting of nonvested shares	68,527	1	(1)	—	—	—	—	—	—	—
Repurchases of treasury stock	—	—	—	—	—	19,417	(41)	(41)	—	(41)
Comprehensive loss:
Net loss	—	—	—	(6,922)	—	—	—	(6,922)	(160)	(7,082)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(211)	—	—	(211)	—	(211)

Total comprehensive loss								(7,133)	(160)	(7,293)

Balance, March 31, 2009	25,144,364	$252	$331,077	$(112,168)	$1,051	3,825,417	$(39,688)	$180,524	$(160)	$180,364

Total comprehensive loss for the three months ended March 31, 2008 was $8.2 million. Accumulated other comprehensive income is comprised of currency translation adjustments.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited in thousands)
Operating activities:
Net loss	$(7,082)	$(7,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,493	7,481
Impairment of long-lived assets	1,220	2,464
Stock compensation expense	293	342
Casualty loss, net	81	—
Amortization of deferred financing costs	335	353
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,386)	(3,027)
Inventories	(46)	(107)
Prepaid expenses and other assets	3,715	202
Accounts payable	2,490	3,919
Other accrued liabilities	1,033	105
Advance deposits	920	837

Net cash provided by operating activities	9,066	5,051

Investing activities:
Capital improvements	(11,529)	(15,587)
Proceeds from sale of assets, net of related selling costs and note receivable from buyer	217	—
Withdrawals for capital expenditures	2,237	676
Payments related to casualty damage, net	(81)	(133)
Net decrease (increase) in restricted cash	69	(227)
Other	(3)	—

Net cash used in investing activities	(9,090)	(15,271)

Financing activities:
Proceeds from exercise of stock options	—	17
Principal payments on long-term debt	(1,244)	(1,262)
Purchases of treasury stock	(41)	(13,043)
Payments of deferred financing costs	(54)	—
Other	—	(2)

Net cash used in financing activities	(1,339)	(14,290)

Effect of exchange rate changes on cash	(27)	(35)

Net decrease in cash and cash equivalents	(1,390)	(24,545)
Cash and cash equivalents at beginning of year	20,454	54,389

Cash and cash equivalents at end of year	$19,064	$29,844

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$3,747	$5,612
Interest capitalized	77	136
Income taxes, net of refunds	185	51
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	—	879
Purchases of property and equipment on account	2,921	3,657
Note receivable from buyer of sold hotel	1,850	—
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Summary
Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest independent hotel owners and operators in the United States in terms of the number of guest rooms according to Hotel Business. The Company is considered an independent owner and operator because the Company does not operate its hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza”, “Four Points by Sheraton”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. The Company’s hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Management believes that these strong national brands provide many benefits such as guest loyalty and market share premiums.
As of March 31, 2009, the Company operated 40 hotels with an aggregate of 7,448 rooms, located in 22 states and Canada. Of the 40 hotels, 35 hotels, with an aggregate of 6,655 rooms, were held for use, while 5 hotels with an aggregate of 793 rooms, were held for sale. The Company consolidated all of these hotels in its financial statements. All hotels were wholly owned and operated through subsidiaries, except for one hotel that was operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary served as the general partner, had a 51% voting interest and exercised significant control.
As of March 31, 2009, the Company operated all but one of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 20 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional seven hotels under other nationally recognized brands.
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
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), except as discussed in Note 10.
In Management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and March 31, 2008 and cash flows for the three months ended March 31, 2009 and March 31, 2008. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in Note 7, approximately $128 million of the Company’s outstanding mortgage debt is scheduled to mature in July 2009 and the current severe economic recession has negatively impacted the Company’s operating results, which affects operating cash flows as well as the ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management has engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. Management is also negotiating to extend the maturing mortgage debt. However, management can provide no assurance that the Company will be able to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if the Company is unable to continue as a going concern.

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
The following schedule summarizes the activity for the three months ended March 31, 2009:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2008	2,499,921
Nonvested stock issued February 4, 2009	(286,503)
Nonvested stock issued February 12, 2009	(20,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	19,417
Nonvested shares forfeited in 2009	67

Available for issuance, March 31, 2009	2,212,902

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of March 31, 2009, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There was no stock option activity during the three months ended March 31, 2009.
A summary of options outstanding and exercisable (vested) at March 31, 2009 is as follows:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining Life	Average
Range of prices	Number	(In Years)	Exercise Price
$7.83 to $9.39	73,663	6.1	$9.05
$9.40 to $10.96	72,587	5.3	$10.51
$10.97 to $15.66	28,661	4.4	$15.21

	174,911	5.5	$10.66

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 was nil.

Nonvested Stock
On February 4, 2009, the Company awarded 286,503 shares of nonvested stock awards for the 2008 calendar year pursuant to the terms of the Lodgian, Inc. Amended and Restated Executive Incentive Plan. The shares vest over two years. The shares were valued at $2.64, the closing price of the Company’s common stock on the date of the award.
On February 12, 2009, the Company granted 20,000 shares of nonvested stock awards to non-employee members of the Board of Directors. The shares vest in three equal annual installments commencing on January 30, 2010. The shares were valued at $2.38, the closing price of the Company’s common stock on the date of the grant.
On March 16, 2009, the Committee approved the Lodgian, Inc. Executive Incentive Plan (the “Revised Plan”), which supersedes and replaces the Lodgian, Inc. Amended and Restated Executive Incentive Plan adopted by the Company on April 11, 2008 (the “Previous Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2009 calendar year will be awarded on or before March 15, 2010 and vest in two equal annual installments. The potential awards are divided into three categories. The first category of awards will be awarded upon the employee satisfying certain service conditions. The second category will be awarded dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category will be awarded dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense totaling $6,000 during the three months ended March 31, 2009 based upon the assumed issuance of 243,342 shares of nonvested stock, with an estimated grant-date fair value of $2.10 per share.
A summary of nonvested stock activity during the three months ended March 31, 2009 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock	Fair Value
Balance, December 31, 2008	133,474	$10.41
Granted	306,503	2.62
Forfeited	(67)	8.90
Vested	(68,527)	10.71

Balance, March 31, 2009	371,383	$3.93

The aggregate fair value of nonvested stock awards that vested during the three months ended March 31, 2009 was $0.1 million.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of March 31, 2009 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
	(unaudited in thousands)
Nonvested Stock	$1,076	1.41
Revised Plan Nonvested Stock Awards	434	2.96

Total	$1,510	1.86

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, the Company records compensation expense based on estimated forfeitures and revises compensation expense, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three months ended March 31, 2009, the Company determined that the actual forfeiture rate for certain stock awards was lower than previously estimated. As a result, the Company recorded a $45,000 adjustment to increase compensation expense related to those stock awards.
Compensation expense for the three months ended March 31, 2009 and 2008 is summarized below:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(unaudited in thousands)
Stock Options	$—	$—	$74	$29
Nonvested Stock	287	111	268	104
Revised Plan Nonvested Stock Awards	6	2	—	—

Total	$293	$113	$342	$133

4. Treasury Stock
During the three months ended March 31, 2009, 68,527 shares of nonvested stock awards vested, of which 19,417 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $41,000.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at March 31, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair value of the held for sale asset is based on the estimated selling price less estimated costs to sell. Management’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on management’s determination and management remains responsible for the impact of the estimate on the financial statements. The estimated selling costs are generally based on the Company’s experience with similar asset sales. The Company records impairment charges and writes down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell.
The impairment of long-lived assets held for sale of $0.8 million recorded during the three months ended March 31, 2009 included the following (amounts below are individually rounded):
•	$0.7 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million to record the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $0.3 million recorded during the three months ended March 31, 2008 related to the Hilton Northfield, MI to reflect the estimated selling price, net of selling costs.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At March 31, 2009, the held for sale portfolio consisted of the following 5 hotels:
•	French Quarter Suites Memphis, TN

•	Hilton Northfield, MI

•	Holiday Inn Cromwell Bridge, MD

•	Holiday Inn Phoenix, AZ

•	Holiday Inn Select Windsor, Ontario, Canada
Summary balance sheet information for assets held for sale is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited in thousands)
Property and equipment, net	$28,910	$31,351
Other assets	1,603	1,670

Assets held for sale	$30,513	$33,021

Other liabilities	$7,335	$6,886
Long-term debt	9,227	9,281

Liabilities related to assets held for sale	$16,562	$16,167

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited in thousands)
Total revenues	4,226	9,587
Total expenses	(4,178)	(10,155)
Impairment of long-lived assets	(755)	(323)
Interest income and other	1	9
Interest expense	(221)	(475)
Provision for income taxes	(24)	(172)

Loss from discontinued operations	$(951)	$(1,529)

In addition to the assets held for sale listed above, the hotels that were sold prior to March 31, 2009 were included in the statement of operations for discontinued operations for 2008.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.

6. Income (Loss) Per Share
The computation of basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(6,131)	$(5,989)
Less: Net loss attributable to noncontrolling interest	160	—

Loss from continuing operations attributable to common stock	(5,971)	(5,989)
Loss from discontinued operations	(951)	(1,529)

Net loss attributable to common stock	$(6,922)	$(7,518)

Denominator:
Basic and diluted weighted average shares	21,301	22,644

Basic and diluted loss per common share:
Loss from continuing operations	$(0.28)	$(0.26)
Loss from discontinued operations	(0.04)	(0.07)

Net loss attributable to common stock	$(0.32)	$(0.33)

For the three months ended March 31, 2009, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 174,911 shares of common stock), the assumed conversion of 371,383 shares of nonvested stock, the assumed issuance of 243,342 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
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
7. Long-Term Liabilities
As of March 31, 2009, 35 of the Company’s 40 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 49% of the mortgage debt bears interest at fixed rates and approximately 51% of the mortgage debt is subject to floating rates of interest.
The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of March 31, 2009, the Company was in compliance with all of its financial debt covenants, except for the debt yield ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $52.7 million and $35.8 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.
The Company’s continued compliance with the financial debt covenants for the remaining loans depends substantially upon the financial results of the Company’s hotels. Given the severe economic recession, the Company could breach certain other financial covenants during 2009. The breach of these covenants, if not cured or waived by the lender, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.

A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is below:

	March 31, 2009			December 31, 2008
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at March 31, 2009
			($ unaudited in thousands)
Mortgage Debt
Goldman Sachs	10	$122,713	$130,000	$130,000	LIBOR plus 1.50%; capped at 8.50%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 1	4	67,237	39,016	39,372	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 3	7	81,459	52,747	53,031	6.58%
Merrill Lynch Mortgage Lending, Inc. Fixed Pool 4	6	83,551	35,775	35,984	6.58%
IXIS	3	19,064	20,903	20,977	LIBOR plus 2.95%; capped at 7.45%
IXIS	1	16,476	18,471	18,530	LIBOR plus 2.90%; capped at 7.90%
Wachovia	1	12,672	16,412	16,501	6.04%
Wachovia	1	7,942	9,427	9,478	6.03%
Wachovia	1	5,603	5,736	5,767	6.04%
Wachovia	1	5,863	2,971	2,988	5.78%

Total	35	422,580	331,458	332,628	4.38% (1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	16	42
Other	—	—	1,288	1,342

	—	—	1,304	1,384

Property, plant and equipment — Unencumbered	5	52,768	—	—

	40	475,348	332,762	334,012
Held for sale	(5)	(28,910)	(14,174)	(14,257)

Held for use (2)	35	$446,438	$318,588	$319,755

(1)	The rate represents the annual effective weighted average cost of debt at March 31, 2009.

(2)	Long-term debt obligations at March 31, 2009 and December 31, 2008 include the current portion of $124.1 million and $125.0 million, respectively.
The Merrill Lynch loans, with an aggregate principal balance of $127.5 million as of March 31, 2009, mature in July 2009. As such, the Company has classified these loans as current in the Condensed Consolidated Balance Sheet as of March 31, 2009. The Merrill Lynch loans are scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities in July 2009, the Company is also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, the Company has been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, management expects it to remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. Management cannot currently predict whether these efforts will be successful. See Note 2 for additional discussion regarding this debt.
The Goldman Sachs loan, with a principal balance of $130.0 million as of March 31, 2009, matures in May 2009. However, the loan agreement provides the Company with the option to extend the loan for three additional one-year periods, based upon certain conditions. The Company exercised the first option on the loan, which extended the term to May 2010 and as such has classified this loan as long term in the Condensed Consolidated Balance Sheet as of March 31, 2009.
The Company has two mortgage loans with IXIS. One of these loans, with a principal balance of $18.5 million as of March 31, 2009, matured in December 2007. The Company exercised the first and second of three available one-year extensions, which extended the maturity date of the loan to December 9, 2009. The Company has the ability and the intent to exercise the remaining extension option, which would extend the maturity date to December 2010. As such, the Company has classified this loan as long term in the Condensed Consolidated Balance Sheets as of March 31, 2009. The second mortgage loan with IXIS, with a principal balance of $20.9 million as of March 31, 2009, matured in March 2008. The Company exercised the first and second of three available one-year extensions, which extended the maturity date of the loan to March 2010. The Company has the ability and intent to exercise the remaining extension option, which would extend the maturity date to March 2011. As such, the Company has classified this loan as long term in the Condensed Consolidated Balance Sheet as of March 31, 2009.

8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Holiday Inn, Marriott, Hilton and other brands. Included in the benefits of these brands are their reputations for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs in the Condensed Consolidated Statement of Operations) for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited in thousands)
Continuing operations	$3,677	$4,077
Discontinued operations	343	756

	$4,020	$4,833

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of one, two and two of the franchise agreements for the held for use hotels are scheduled to expire in each of 2009, 2010, and 2011, respectively. Two franchise agreements for the held for sale hotels are scheduled to expire in 2009. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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
As of May 1, 2009, the Company has been or expects to be notified that it is in default and/or noncompliance with respect to three franchise agreements and is anticipating cure letters with respect to two franchise agreements as summarized below:
•	One hotel is not in compliance of the franchise agreement because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by July 2009, this hotel could be placed in default by the franchisor. However, since the Company recently completed some renovations at the hotel and is following an action plan for improvement, the Company anticipates that it will cure the failure by the required date.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by June 2009, the hotel’s franchise agreement could be terminated by the franchisor. This hotel is also in default of the franchise agreement because of substandard guest satisfaction scores. If the Company does not achieve scores above the required thresholds by June 2009, the hotel’s franchise agreement could be subject to termination by the franchisor. However, since the hotel is currently under renovation, the Company anticipates that it will be given additional time to cure the default.

•	One hotel is in default with some of the terms of the franchise agreement because of substandard guest scores. If the Company does not achieve scores above the required quality thresholds by July 2009, the hotel’s franchise agreement could be subject to termination by the franchisor. However, the Company has met with the franchisor, is following a specific action plan for improvement, and anticipates that it will cure the failure by the required cure date.

•	The Company is anticipating cure letters for two hotels to be delivered no later than February 2010.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance or default issues through enhanced service and product improvements by the required cure date. The Company believes that it will cure the non-compliance and defaults for continuing operations hotels for which the franchisors have given notice before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company cannot provide assurance that it will be able to complete the action plans (which are estimated to cost approximately $2.5 million for the capital improvements portion of the action plans of which $1.0 million had been spent as of March 31, 2009) to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance.
Also, the Company’s loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The three hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $199.2 million of mortgage debt as of March 31, 2009.
To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend between $22 and $24 million on its hotels in 2009, depending on the determined courses of action following our ongoing diligence and analysis.
A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. This could materially and adversely affect the Company and its financial condition and results of operations. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.
Letters of Credit
As of March 31, 2009, the Company had three irrevocable letters of credit totaling $5.0 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantees for self-insured losses and certain utility and liquor bonds and will expire in September 2009, November 2009, and January 2010, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At March 31, 2009 and December 31, 2008, the Company had accrued $10.3 million and $10.4 million, respectively, for these liabilities.
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
9. Income Taxes
For the year ended December 31, 2008, the Company has an estimated taxable loss of $3.4 million. Because the Company has net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income taxes or alternative minimum taxes are anticipated for the year ended December 31, 2008. A net loss was reported for federal income tax purposes for the year ended December 31, 2007 and no federal income taxes were paid. At December 31, 2008, net operating loss carryforwards of $377.7 million were available for federal income tax purposes of which $223.0 million were available for use. The net operating losses will expire in years 2018 through 2028. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2008, $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $ 171.5 million; losses not subject to 382 limitations are $51.5 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2008.
In 2009, the Company may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitation.
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset the Company’s net deferred tax asset. At March 31, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes, which will expire in years 2018 through 2028 and reflect only those losses available for use.
The Company was required to adopt the provisions of FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” with respect to all the Company’s tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005, 2006 and 2007 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations as described in Note 10. The Company has $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such reduction will affect the income tax provision in the period of release.
10. Recent Accounting Pronouncements
Recently Adopted Pronouncements
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
The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company adopted the deferred portion of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material impact on the Company’s financial statements.
The following table outlines, for each major category of assets and liabilities measured at fair value on a nonrecurring basis, the fair value as of March 31, 2009, as defined by the SFAS No. 157 hierarchy:

Fair Value Measurements at Reporting Date Using
(unaudited in thousands)
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Real Estate Assets — Held for Sale Hotels	$14,405	$—	$5,605	$8,800	$(660)
The Company recorded fair value measurement adjustments of ($0.7) million at March 31, 2009, to reflect the current fair market value of its held for sale assets. Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the classification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair values of the assets held for sale are based on the estimated selling prices less estimated costs to sell. The Company’s estimate of the fair value of an asset is based a number of factors, including letters of intent or other indications of value from prospective buyers (Level 2 inputs), or, in the absence of such, the opinions of third-party brokers or appraisers (Level 3 inputs). The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a hotel asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell.
In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption did not have a material impact on the results of operations and financial condition. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such reduction will affect the income tax provision in the period of release.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. As a result of the adoption, the Company recorded noncontrolling interest as a component of equity in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity, and the net loss attributable to noncontrolling interests has been separately recorded in the Condensed Consolidated Statement of Operations.
The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended March 31, 2008 as if the provisions of SFAS No. 160 were applied:

Loss from continuing operations	$(5,989)
Less: Net income attributable to noncontrolling interest	(225)

Loss from continuing operations attributable to common stock	(6,214)
Loss from discontinued operations	(1,529)

Net loss attributable to common stock	$(7,743)

Denominator
Basic and diluted weighted average shares	22,644

Basic and diluted loss per common share:
Loss from continuing operations	$(0.27)
Loss from discontinued operations	(0.07)

Net loss attributable to common stock	$(0.34)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption did not have a material impact on the results of operations and financial condition.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In June 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP clarifies the FASB’s intent that the disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. FSP No. FAS 133-1 is effective for financial statements issued for fiscal years ending after November 15, 2008. The Company adopted the provisions of FSP No. FAS 133-1 on January 1, 2009. The adoption did not have a material impact on its disclosures, results of operations and financial condition.
In April 2009, the FASB issued FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations”, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations”. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of FSP FAS 141(R)-1 as of January 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.

Recently Issued Pronouncements
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company is in the process of evaluating the impact the adoption of FSP 157-4 will have on the results of operations and financial condition.
In April 2009, the FASB issued FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which changes existing guidance for determining whether an impairment is other than temporary to debt securities. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is in the process of evaluating the impact the adoption of FSP FAS 115-2 and FAS 124-2 will have on the results of operations and financial condition.
In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is in the process of evaluating the impact the adoption of FSP FAS 107-1 and APB 28-1 will have on the results of operations and financial condition.
11. Subsequent Events
On April 21, 2009, the Company sold the Holiday Inn Select Windsor, Ontario, Canada for a gross sales price of $5.6 million. The net proceeds, after paying settlement costs, were used for general corporate purposes.
On April 27, 2009, the Company notified the lender for the Holiday Inn Phoenix, AZ that it intends to surrender the hotel to the lender as it is the Company’s belief that the hotel is worth less than the $9.4 million of mortgage debt encumbering the hotel. Management believes it is unlikely that the value of the hotel will increase in the near or intermediate term. To date, the Company’s efforts to sell this hotel have been unsuccessful, and the hotel’s operating performance continues to decline, primarily due to oversupply in the local market. The mortgage debt on this hotel is non-recourse to Lodgian, except in certain limited circumstances and is not cross-collateralized with any other of the Company’s mortgage debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion below in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, set forth in “Item I. Financial Statements” included in this Form 10-Q. Also, the discussion which follows contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the year ended December 31, 2008. The terms “Company”, “we”, “us” and “our” mean Lodgian and its wholly owned subsidiaries.
Executive Overview
We are one of the largest independent hotel owners and operators in the United States in terms of our number of guest rooms, according to Hotel Business. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza”, “Four Points by Sheraton”, “Hilton”, “Holiday Inn”, “Marriott” and “Wyndham”. Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. We believe that these strong national brands afford us many benefits such as guest loyalty and market share premiums.
As of March 31, 2009, we operated 40 hotels with an aggregate of 7,448 rooms, located in 22 states and Canada. Of the 40 hotels, 35 hotels, with an aggregate of 6,655 rooms, were held for use, while 5 hotels with an aggregate of 793 rooms, were held for sale. We consolidated all of these hotels in our financial statements. All of our hotels were wholly-owned and operated through subsidiaries, except for one hotel that we operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary served as the general partner, had a 51% voting interest and exercised significant control.
As of March 31, 2009, we operated all but one of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 20 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn, Holiday Inn Select, and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional seven hotels under other nationally recognized brands.
As of March 31, 2009, we had $331.5 million of total mortgage obligations outstanding, including the current portion. This mortgage indebtedness is secured by interests in certain of our hotel properties. Approximately $128 million of this mortgage debt is scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure financing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. We cannot currently predict whether our efforts to refinance or extend the maturing debt will be successful. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	First quarter revenues decreased $8.8 million or 15.2%. Rooms revenues decreased $7.2 million, or 16.5%, as occupancy and average daily rate decreased 7.8% and 8.3%, respectively. Food and beverage revenues declined $1.2 million, driven largely by fewer banquets.

•	Operating loss increased $1.2 million. We realized the benefits of several cost containment initiatives as total operating expenses decreased $7.6 million, or 12.9%. However, these initiatives did not fully offset the $8.8 million decline in revenues since many of our operating costs are fixed in nature.
Overview of Discontinued Operations
The Condensed Consolidated Statements of Operations for discontinued operations for the three months ended March 31, 2009 and 2008 include the results of operations for the five hotels classified as held for sale at March 31, 2009, as well as all properties that have been sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
The assets held for sale at March 31, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2009 remain properly classified in accordance with SFAS No. 144.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2009, we recorded impairment charges of $0.8 million on assets held for sale.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, approximately $128 million of outstanding mortgage debt is scheduled to mature in July 2009 and the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, these factors raise substantial doubt as to our ability to continue as a going concern. We have engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. Management is also negotiating to extend the maturing mortgage debt. However, management can provide no assurance that we will be able to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if we are unable to continue as a going concern. A summary of our significant accounting policies is included in Note 1 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”). In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred, except as discussed below.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. As a result of the adoption, the Company recorded noncontrolling interest as a component of equity in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity, and the net loss attributable to noncontrolling interests has been separately recorded in the Condensed Consolidated Statement of Operations.
The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended March 31, 2008 as if the provisions of SFAS No. 160 were applied:

Loss from continuing operations	$(5,989)
Less: Net income attributable to noncontrolling interest	(225)

Loss from continuing operations attributable to common stock	(6,214)
Loss from discontinued operations	(1,529)

Net loss attributable to common stock	$(7,743)

Denominator
Basic and diluted weighted average shares	22,644

Basic and diluted loss per common share:
Loss from continuing operations	$(0.27)
Loss from discontinued operations	(0.07)

Net loss attributable to common stock	$(0.34)

Income Statement Overview
The discussion below relates to our 35 continuing operations hotels for the three months ended March 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Form 10-K for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended March 31, 2009 and 2008.
Revenues — Continuing Operations

	Three Months Ended March 31,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$36,635	$43,848	$(7,213)	(16.5%)
Food and beverage	10,838	12,062	(1,224)	(10.1%)
Other	1,703	2,062	(359)	(17.4%)

Total revenues	$49,176	$57,972	$(8,796)	(15.2%)

Occupancy	61.1%	66.3%		(7.8%)
ADR	$100.16	$109.17	$(9.01)	(8.3%)
RevPar	$61.17	$72.37	$(11.20)	(15.5%)
Revenues for the first quarter of 2009 decreased $8.8 million or 15.2%. RevPAR decreased 15.5%. The decline in rooms revenues was the result of lower occupancy and ADR, driven by the economic recession. In spite of the challenging economic environment, we outperformed the U.S. lodging industry as a whole in the first quarter of 2009 as our RevPAR decreased 15.5%, compared to a decrease of 17.7% for the U.S. lodging industry, according to Smith Travel Research. Food and beverage revenues decreased 10.1%, driven by lower occupancy and a decline in banquet bookings as businesses reduced their spending on conferences and other events.
The first quarter of 2009 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the first quarter of 2009 for three hotels under renovation was $0.7 million. In the first quarter of 2008, five hotels were under renovation, causing total revenue displacement of $0.9 million.

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Direct operating expenses:
Rooms	$10,082	$11,183	$(1,101)	(9.8%)	20.5%	19.3%
Food and beverage	7,638	8,819	(1,181)	(13.4%)	15.5%	15.2%
Other	1,298	1,388	(90)	(6.5%)	2.6%	2.4%

Total direct operating expenses	$19,018	$21,390	$(2,372)	(11.1%)	38.7%	36.9%

Direct operating contribution (by revenue source):
Rooms	$26,553	$32,665	$(6,112)	(18.7%)
Food and beverage	3,200	3,243	(43)	(1.3%)
Other	405	674	(269)	(39.9%)

Total direct operating contribution	$30,158	$36,582	$(6,424)	(17.6%)

Direct operating contribution % (by revenue source):
Rooms	72.5%	74.5%
Food and beverage	29.5%	26.9%
Other	23.8%	32.7%

Total direct operating contribution	61.3%	63.1%

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
Total direct operating expenses decreased $2.4 million, or 11.1%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. We also benefited from a reduction in medical and workers compensation insurance costs driven largely by lower claims. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 63.1% in 2008 to 61.3% in 2009.
Rooms expenses decreased $1.1 million, or 9.8%. Labor costs declined $0.5 million and medical and workers compensation insurance costs decreased $0.3 million. In addition, travel agent commissions declined $0.2 million and supplies decreased $0.1 million, due largely to lower occupancy.
Food and beverage expenses decreased $1.2 million or 13.4%, driven by lower payroll costs of $0.8 million, lower cost of goods of $0.2 million driven by a decline in sales, and a reduction in medical and workers compensation insurance costs of $0.2 million.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended March 31,				Three Months Ended March 31,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,485	$3,999	$(514)	(12.9%)	7.1%	6.9%
Advertising and promotion	2,619	3,460	(841)	(24.3%)	5.3%	6.0%
Franchise fees	3,677	4,077	(400)	(9.8%)	7.5%	7.0%
Repairs and maintenance	2,634	2,866	(232)	(8.1%)	5.4%	4.9%
Utilities	3,194	3,303	(109)	(3.3%)	6.5%	5.7%
Other expenses	19	174	(155)	(89.1%)	0.0%	0.3%

Other hotel operating costs	15,628	17,879	$(2,251)	(12.6%)	31.8%	30.8%

Property and other taxes, insurance, and leases	4,211	4,352	(141)	(3.2%)	8.6%	7.5%
Corporate and other	3,605	5,885	(2,280)	(38.7%)	7.3%	10.2%
Casualty losses, net	81	—	81	n/m	0.2%	0.0%
Depreciation and amortization	8,493	7,469	1,024	13.7%	17.3%	12.9%
Impairment of long-lived assets	465	2,141	(1,676)	(78.3%)	0.9%	3.7%

Total other operating expenses	$32,483	$37,726	$(5,243)	(13.9%)	66.1%	65.1%

Total operating expenses	$51,501	$59,116	$(7,615)	(12.9%)	104.7%	102.0%

Operating loss	$(2,325)	$(1,144)	$(1,181)	(103.2%)	(4.7%)	(2.0%)

Operating loss increased $1.2 million. We realized the benefits of several cost containment initiatives as total operating expenses decreased $7.6 million, or 12.9%. However, these initiatives did not fully offset the $8.8 million decline in revenues since many of our operating costs are fixed in nature.
Other hotel operating costs decreased $2.3 million, or 12.6%. The decrease in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs decreased $0.5 million, or 12.9%. The decrease was primarily the result of lower labor costs of $0.2 million driven by initiatives to reduce our cost structure, a decline in medical and workers compensation insurance costs of $0.1 million, and a $0.1 million reduction in travel costs.

•	Advertising and promotion costs decreased $0.8 million, or 24.3%, because of lower payroll costs of $0.5 million and lower costs associated with our medical and workers compensation insurance programs of $0.1 million. The remaining decrease was largely the result of cost containment initiatives.

•	Repairs and maintenance decreased $0.2 million, or 8.1%, compared to the prior year primarily due to lower labor costs of $0.1 million and lower fuel costs of $0.1 million.

•	Utilities decreased $0.1 million, or 3.3%, due to reduced consumption.

•	Other expenses decreased $0.2 million. In the first quarter of 2008, we incurred costs associated with a hotel brand conversion. Such costs were not incurred in the first quarter of 2009.
Corporate and other costs decreased $2.3 million, or 38.7%. Corporate costs decreased $1.8 million, of which $1.1 million related to severance and related costs incurred in 2008 associated with the resignation of our former President and Chief Executive Officer. The remaining $0.7 million decrease in corporate costs was due largely to reductions in corporate staffing. Other costs decreased $0.5 million. In 2008, the Company paid a fee to its financial advisors, who were engaged to assist the Company in its review of strategic alternatives. The fee, which was allocated to the related hotels, allows the Company to sell those hotels without further obligation to its financial advisors.
Depreciation and amortization increased $1.0 million, or 13.7%, due primarily to the completion of certain renovation projects in 2008.
Impairment of long-lived assets decreased $1.7 million as a result of a decrease in the write-off of assets that were replaced during hotel renovations driven largely by fewer renovation projects.

Property and other taxes, insurance and leases decreased $0.1 million, or 3.2%. The decrease was almost entirely attributable to lower insurance costs as a result of lower claims and premiums.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended March 31,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$45	$390	$(345)	(88.5%)
Interest expense	(3,779)	(5,172)	(1,393)	(26.9%)
Interest income decreased $0.3 million because of lower interest rates and lower average cash balances. Interest expense declined $1.4 million due to lower interest rates on our variable rate debt.
Results of Operations — Discontinued Operations
We recorded impairment on assets held for sale in the three months ended March 31, 2009 and 2008. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $0.8 million recorded during the three months ended March 31, 2009 included the following (amounts below are individually rounded):
•	$0.7 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million to record the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $0.3 million recorded during the three months ended March 31, 2008 related to the Hilton Northfield, MI to reflect the estimated selling price, net of selling costs.
Income Taxes
For the year ended December 31, 2008, we have an estimated taxable loss of $3.4 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2008. A net loss was reported for federal income tax purposes for the year ended December 31, 2007 and no federal income taxes were paid. At December 31, 2008, net operating loss carryforwards of $377.7 million were available for federal income tax purposes of which $223.0 million were available for use. The net operating losses will expire in years 2018 through 2028,. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2008 $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $171.4 million; losses not subject to 382 limitations are $51.5 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2008.
In 2009, we may be subject to Federal income tax under the alternative minimum tax system. The current year’s taxable income, if applicable, would be sheltered by net operating loss carryforwards subject to limitations.
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset our net deferred tax asset. At March 31, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes, which will expire in years 2018 through 2028 and reflect only those losses available for use.

We were required to adopt the provisions of FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” with respect to all of our tax positions as of January 1, 2007. While FIN 48 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005, 2006 and 2007 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of FIN 48 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for SFAS 141(R), such reduction will affect the income tax provision in the period of release.
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended March 31, 2009. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at March 31, 2009:

	2009	2008				2007
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(unaudited in thousands)
Revenues:
Rooms	$36,635	$38,732	$46,679	$49,364	$43,848	$40,730	$46,942	$49,224
Food and beverage	10,838	13,532	12,545	15,404	12,062	14,429	12,857	15,323
Other	1,703	1,886	2,176	2,138	2,062	1,819	2,134	2,131

	49,176	54,150	61,400	66,906	57,972	56,978	61,933	66,678

Direct operating expenses:
Rooms	10,082	11,026	12,200	12,179	11,183	10,497	11,997	11,725
Food and beverage	7,638	9,015	9,070	9,851	8,819	9,054	9,432	9,918
Other	1,298	1,333	1,548	1,537	1,388	1,288	1,512	1,462

	19,018	21,374	22,818	23,567	21,390	20,839	22,941	23,105

	30,158	32,776	38,582	43,339	36,582	36,139	38,992	43,573
Other operating expenses:
Other hotel operating costs	15,628	16,075	18,287	17,719	17,879	16,285	17,847	17,603
Property and other taxes, insurance and leases	4,211	4,223	4,226	3,760	4,352	4,334	4,087	4,418
Corporate and other	3,605	3,063	4,373	3,484	5,885	4,248	5,575	5,906
Casualty losses (gain), net	81	1,152	(57)	—	—	—	—	—
Restructuring	—	—	—	—	—	(25)	1,258	—
Depreciation and amortization	8,493	8,352	8,120	7,989	7,469	7,464	7,226	7,098
Impairment of long-lived assets	465	354	1,393	5,580	2,141	796	512	155

Other operating expenses	32,483	33,219	36,342	38,532	37,726	33,102	36,505	35,180

Operating (loss) income	(2,325)	(443)	2,240	4,807	(1,144)	3,037	2,487	8,393

Other income (expenses):
Interest income and other	45	147	241	276	390	912	1,312	807
Other interest expense	(3,779)	(4,577)	(4,821)	(4,775)	(5,172)	(5,790)	(5,958)	(6,044)
Loss on debt extinguishment	—	—	—	—	—	—	—	(3,330)

(Loss) income before income taxes	(6,059)	(4,873)	(2,340)	308	(5,926)	(1,841)	(2,159)	(174)
(Provision) benefit for income taxes — continuing operations	(72)	(74)	81	(24)	(63)	(2,262)	1,027	372

(Loss) income from continuing operations	(6,131)	(4,947)	(2,259)	284	(5,989)	(4,103)	(1,132)	198

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(927)	199	(3,870)	5,986	(1,357)	(5,824)	1,818	(248)
(Provision) benefit for income taxes	(24)	98	(54)	97	(172)	1,854	(639)	(157)

(Loss) income from discontinued operations	(951)	297	(3,924)	6,083	(1,529)	(3,970)	1,179	(405)

Net (loss) income	$(7,082)	$(4,650)	$(6,183)	$6,367	$(7,518)	$(8,073)	$47	$(207)
Less: Net loss (income) attributable to noncontrolling interest	160	—	—	—	—	—	—	(56)

Net (loss) income attributable to common stock	(6,922)	(4,650)	(6,183)	6,367	(7,518)	(8,073)	47	$(263)

Hotel data by market segment and region
The following four tables include comparative data on occupancy, ADR and RevPAR for hotels in our portfolio as of March 31, 2009, except for the French Quarter Suites Memphis, TN, a held for sale (discontinued operations) hotel, which is closed. The number of properties and number of rooms disclosed in the tables are as of the end of the applicable period.
The market segment categories in the first two tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;

•	Midscale with Food & Beverage: Holiday Inn, Holiday Inn Select; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.
Combined Continuing and Discontinued Operations — 39 hotels (excludes the Memphis hotel)

	Three months ended
	March 31, 2009	March 31, 2008
Upper Upscale
Number of properties	4	4
Number of rooms	825	825
Occupancy	60.2%	64.4%
Average daily rate	$112.27	$119.02
RevPAR	$67.60	$76.68

Upscale
Number of properties	22	22
Number of rooms	4,049	4,049
Occupancy	66.5%	69.3%
Average daily rate	$101.13	$114.93
RevPAR	$67.26	$79.59

Midscale with Food & Beverage
Number of properties	11	11
Number of rooms	2,225	2,225
Occupancy	50.7%	63.5%
Average daily rate	$90.71	$91.97
RevPAR	$45.95	$58.37

Midscale without Food & Beverage
Number of properties	2	2
Number of rooms	244	244
Occupancy	44.4%	55.6%
Average daily rate	$94.38	$116.38
RevPAR	$41.92	$64.67

All Hotels
Number of properties	39	39
Number of rooms	7,343	7,343
Occupancy	60.3%	66.5%
Average daily rate	$99.56	$108.78
RevPAR	$60.00	$72.34

Continuing Operations — 35 hotels (excludes held for sale hotels)

	Three months ended
	March 31, 2009	March 31, 2008
Upper Upscale
Number of properties	3	3
Number of rooms	634	634
Occupancy	66.0%	62.8%
Average daily rate	$116.36	$126.48
RevPAR	$76.78	$79.44

Upscale
Number of properties	22	22
Number of rooms	4,049	4,049
Occupancy	66.5%	69.3%
Average daily rate	$101.13	$114.93
RevPAR	$67.26	$79.59

Midscale with Food & Beverage
Number of properties	8	8
Number of rooms	1,728	1,728
Occupancy	48.9%	62.1%
Average daily rate	$89.79	$86.78
RevPAR	$43.88	$53.92

Midscale without Food & Beverage
Number of properties	2	2
Number of rooms	244	244
Occupancy	44.4%	55.6%
Average daily rate	$94.38	$116.38
RevPAR	$41.92	$64.67

All Hotels
Number of properties	35	35
Number of rooms	6,655	6,655
Occupancy	61.1%	66.3%
Average daily rate	$100.16	$109.17
RevPAR	$61.17	$72.37

The regions in the following two tables are defined as:
•	Northeast: Canada, Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
Combined Continuing and Discontinued Operations — 39 hotels (excludes the Memphis hotel)

	Three months ended
	March 31, 2009	March 31, 2008
Northeast Region
Number of properties	15	15
Number of rooms	3,205	3,205
Occupancy	53.3%	60.1%
Average daily rate	$101.42	$104.77
RevPAR	$54.04	$63.00

Southeast Region
Number of properties	10	10
Number of rooms	1,624	1,624
Occupancy	65.4%	68.5%
Average daily rate	$97.81	$114.56
RevPAR	$63.93	$78.43

Midwest Region
Number of properties	8	8
Number of rooms	1,419	1,419
Occupancy	58.5%	66.8%
Average daily rate	$91.91	$98.00
RevPAR	$53.81	$65.43

West Region
Number of properties	6	6
Number of rooms	1,095	1,095
Occupancy	75.3%	81.9%
Average daily rate	$105.69	$121.55
RevPAR	$79.64	$99.51

All Hotels
Number of properties	39	39
Number of rooms	7,343	7,343
Occupancy	60.3%	66.5%
Average daily rate	$99.56	$108.78
RevPAR	$60.00	$72.34

Continuing Operations — 35 hotels (excludes held for sale hotels)

	Three months ended
	March 31, 2009	March 31, 2008
Northeast Region
Number of properties	13	13
Number of rooms	2,852	2,852
Occupancy	53.7%	60.0%
Average daily rate	$102.68	$104.68
RevPAR	$55.10	$62.80

Southeast Region
Number of properties	10	10
Number of rooms	1,624	1,624
Occupancy	65.4%	68.5%
Average daily rate	$97.81	$114.56
RevPAR	$63.93	$78.43

Midwest Region
Number of properties	7	7
Number of rooms	1,228	1,228
Occupancy	61.3%	66.3%
Average daily rate	$92.06	$98.21
RevPAR	$56.40	$65.11

West Region
Number of properties	5	5
Number of rooms	951	951
Occupancy	75.7%	81.4%
Average daily rate	$106.75	$122.82
RevPAR	$80.79	$99.97

All Hotels
Number of properties	35	35
Number of rooms	6,655	6,655
Occupancy	61.1%	66.3%
Average daily rate	$100.16	$109.17
RevPAR	$61.17	$72.37

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service, and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets, and existing cash balances.
Cash flows from operations may be adversely affected by factors such as the current severe economic recession, which is causing a reduction in demand for lodging, and displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectibility of our accounts receivable, and hence our liquidity. At March 31, 2009, airline receivables represented approximately 30% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Cash flows from operations may also be adversely affected if we are unable to extend or refinance our maturing mortgage debt, as discussed below. If we are unable to extend or refinance our maturing mortgage debt, we could trigger a default under the terms of the applicable mortgage debt agreement, forcing us to surrender the encumbered assets to the lender. This would, in turn, result in a decrease in our cash flows from operations. In addition, if we are able to extend or refinance our maturing mortgage debt, the terms of the extension could result in significantly higher debt service payments. We expect that the sale of certain assets will provide additional cash to pay down outstanding debt, fund a portion of our capital expenditures and provide additional working capital. At March 31, 2009, we had 5 hotels classified as held for sale. However, because of the deteriorating economic conditions, the proceeds from the sale of these assets could be lower than currently anticipated.
As of March 31, 2009, the Company was in compliance with all of its financial debt covenants, except for the debt yield ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $52.7 million and $35.8 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. This could negatively impact our cash flows.
The Company’s continued compliance with the financial debt covenants for the remaining loans depends substantially upon the financial results of the Company’s hotels. Given the severe economic recession, the Company could breach certain other financial covenants during 2009. The breach of these covenants, if not cured or waived by the lender, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.
Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, the successful implementation of our business strategy, as well as the general condition of the lodging industry and the general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance or extend our maturing mortgage debt depends to a certain extent on these factors. Many factors affecting our future performance and financial results, including the severity and duration of macro-economic downturns, are beyond our control. See “Item 1A. Risk Factors” of our Form 10-K.
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
At March 31, 2009, we had a working capital deficit (current assets less current liabilities) of ($86.0) million compared to a deficit of ($80.2) million at December 31, 2008. $127.5 million of our outstanding mortgage debt is scheduled to mature in July 2009, without contractual extension options available to us. In addition, the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the July 2009 debt, there is substantial doubt as to our ability to continue as a going concern. We have engaged mortgage bankers to facilitate the refinancing process and to assist in negotiations with prospective lenders. The terms of any refinancing or new borrowing would be determined by then-current market conditions and other factors, and could impose significant burdens on the Company’s financial condition and operating flexibility. In addition, the cost of such new financing is likely to be higher than the cost of the existing financing due to the unfavorable condition of the current markets. Management is also negotiating with the servicers of the loans to extend the terms. However, management can provide no assurance that we will be able to refinance or extend the debt based on the state of the credit market during, or preceding, July, 2009.
Certain other mortgage debt will mature in 2009, but each has extension options available to us based upon certain conditions. Specifically, the loan with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC was scheduled to mature on December 9, 2007. However, we exercised the first and second one-year extension options, which extended the maturity to December 9, 2009. In order to exercise the remaining one-year extension option, there must not be an existing event of default under the loan documents, we must purchase an interest rate protection agreement capping LIBOR at 6.05% and we must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at March 31, 2009 was $18.5 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2009.
Additionally, we are a party to another loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. However, we exercised the first of three one-year extension options, which extended the maturity date of the loan to March 9, 2009. In March 2009, we exercised the second extension option, which extended the loan maturity to March 9, 2010. We contemporaneously entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. This loan has one remaining extension option that, if exercised, would extend the loan maturity to March 9, 2011. In order to successfully extend the loan, there must be no existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.00%, and the Company must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at March 31, 2009 was $20.9 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2009.
We are also a party to a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P which is secured by 10 hotels. The initial term of this loan matures on May 1, 2009. However, three extensions of one year each are available to us. In order to exercise the first extension, which will extend the maturity date to May 1, 2010, there must not be an existing event of default under the loan documents and we must purchase an interest rate protection agreement capping LIBOR at 7.00%. No extension fee is payable in connection with the first extension option. In addition to the requirements above, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at March 31, 2009 was $130.0 million. We exercised the first extension option, which extended the term to May 2010, and as such, have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2009.
While we believe that we will be able to extend the mortgage loans that contain extension options as described above, there can be no assurance that we will be able to do so.
During 2009, we expect to spend between $22 and $24 million in capital expenditures, depending on the determined courses of action following our ongoing diligence and analysis. The planned capital expenditures relate largely to the completion of renovations associated with our recent franchise license renewals and other necessary projects including brand-mandated enhancements. We intend to use operating cash flows, when available, proceeds from asset sales and capital expenditure reserves with our lenders to fund these capital expenditures.
Our ability to meet our short-term and long-term cash needs is dependent on a number of factors, including the current severe economic recession, but most immediately our ability to extend or refinance our maturing mortgage indebtedness. As discussed above, $127.5 million of our mortgage debt is scheduled to mature in July 2009 and cannot be extended without the approval of the loan servicers, which extension has been requested but not yet granted. To address the pending maturities in July 2009, we are also pursuing opportunities to refinance the maturing mortgage debt or to acquire new mortgage debt using currently unencumbered properties. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the July 2009 maturity date. As a result, our ability to meet our cash needs over the next 12 months and to operate as a going concern is dependent upon our ability to extend, refinance or repay our July 2009 mortgage debt prior to or upon its maturity. Moreover, our ability to extend or refinance our other mortgage debt in the future and to fund our long-term financial needs and sources of working capital are similarly subject to uncertainty. We can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service and principal payments, and planned capital expenditures over the next 12 months.
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

If we default on our mortgage debt our lenders could seek to foreclose on the properties securing the debt, which could cause our loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Similarly, we could lose the right to operate hotels under nationally recognized brand names, and one or more of our franchise agreements could be terminated leading to additional defaults and acceleration under other loan agreements as well as obligations to pay liquidated damages if we do not find a suitable replacement franchisor. In addition, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to refinance or extend the maturity of our mortgage debt and maintain sufficient cash flow to fund our operations, we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders. See “Item 1A. Risk Factors” of our Form 10-K for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $9.1 million in the first three months of 2009, compared to $5.1 million for the same period in 2008. The increase in cash generated by operations was largely attributable to the timing of insurance and real estate tax prepayments and the release of certain escrow balances.
Investing activities
Investing activities used cash of $9.1 million in the first three months of 2009. We expended $11.5 million for capital improvements and we withdrew $2.2 million from the capital expenditure reserves with our lenders. We received proceeds of $0.2 million from the sale of a hotel, net of selling costs and a note receivable from the buyer.
Investing activities used cash of $15.3 million in the first three months of 2008. Capital improvements were $15.6 million and we withdrew $0.7 million from the capital expenditure reserves with our lenders. We deposited $0.2 million in our restricted cash accounts.
Financing activities
Financing activities used cash of $1.3 million in the first three months of 2009. We made principal payments of $1.2 million and paid $0.1 million in deferred financing costs.
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
Market Risk
We are exposed to interest rate risks on our variable rate debt. At March 31, 2009 and December 31, 2008, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $169.4 million and $169.5 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR as of March 31, 2009 would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of March 31, 2009 was approximately nil. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at March 31, 2009 and December 31, 2008 was not material. The impact on annual results of operations of a hypothetical one percentage point interest rate reduction as of March 31, 2009 would be a reduction in income before income taxes of approximately nil.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one percentage point interest rate increase on the outstanding fixed-rate debt at March 31, 2009 would be approximately $1.0 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	Our ability to refinance or extend the portion of our mortgage indebtedness that is scheduled to mature in 2009;

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices;

•	The impact of continued disruptions in the stock and credit markets and potential failures of financial institutions on our ability to access capital; and

•	The risks identified in our Form 10-K under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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
Based on an evaluation of our disclosure controls and procedures carried out as of March 31, 2009, our President and Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.
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
We are also subject to certain financial covenants, including leverage and coverage ratios. As of March 31, 2009, the Company was in compliance with all of its financial debt covenants, except for the debt yield ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $52.7 million and $35.8 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.
Our continued compliance with the financial debt covenants for the remaining loans depends substantially upon the financial results of our hotels. Given the severe economic recession, we could breach certain other financial covenants during 2009. The breach of these covenants, if not cured or waived by the lender, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to the Company’s purchases of common stock made during the three months ended March 31, 2009.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares	Average Price	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
January 2009	15,189	$2.20	—	$5,599,458
February 2009	—	$—	—	$5,599,458
March 2009	4,228	$1.72	—	$5,599,458

	19,417	$2.10	—

(1)	The total number of shares purchased represents shares of employee nonvested stock awards withheld by the
Company to satisfy employee tax obligations and repurchased by the Company at an aggregate cost of $41,000.
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

LODGIAN, INC.
	By:	/s/ PETER T. CYRUS
Peter T. Cyrus
Date: May 7, 2009		Interim President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Date: May 7, 2009		Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed on February 10, 2009).

10.2	Form of Lodgian Executive Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed on March 16, 2009).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.