Form 10-Q
period 2009-06-30
LODGIAN INC
filed 2009-08-06
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     (Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2009
Common	21,686,574

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,752	$20,454
Cash, restricted	10,327	8,179
Accounts receivable (net of allowances: 2009 - $328; 2008 - $263)	8,184	7,115
Inventories	3,116	2,983

Prepaid expenses and other current assets	14,166	21,257
Assets held for sale	5,622	33,021

Total current assets	65,167	93,009

Property and equipment, net	450,560	447,366
Deposits for capital expenditures	7,588	11,408
Other assets	5,110	3,631

	$528,425	$555,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,647	$7,897
Other accrued liabilities	22,929	22,897
Advance deposits	1,953	1,293
Current portion of long-term liabilities	66,720	124,955
Liabilities related to assets held for sale	803	16,167

Total current liabilities	98,052	173,209

Long-term liabilities	258,104	194,800

Total liabilities	356,156	368,009

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,144,364 and 25,075,837 issued at June 30, 2009 and December 31, 2008, respectively	252	251
Additional paid-in capital	331,319	330,785
Accumulated deficit	(119,143)	(105,246)
Accumulated other comprehensive income	33	1,262
Treasury stock, at cost, 3,826,157 and 3,806,000 shares at June 30, 2009 and December 31, 2008, respectively	(39,690)	(39,647)

Total stockholders’ equity attributable to common stock	172,771	187,405
Noncontrolling interest	(502)	—

Total stockholders’ equity	172,269	187,405

	$528,425	$555,414

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited in thousands, except per share data)
Revenues:
Rooms	$40,238	$50,185	$77,807	$95,296
Food and beverage	12,655	15,564	23,658	27,820
Other	1,970	2,153	3,689	4,234

Total revenues	54,863	67,902	105,154	127,350

Direct operating expenses:
Rooms	10,951	12,391	21,264	23,825
Food and beverage	8,380	9,996	16,132	18,969
Other	1,335	1,556	2,651	2,967

Total direct operating expenses	20,666	23,943	40,047	45,761

	34,197	43,959	65,107	81,589

Other operating expenses:
Other hotel operating costs	15,211	18,107	31,138	36,388
Property and other taxes, insurance, and leases	4,562	3,851	8,854	8,294

Corporate and other	3,573	3,471	7,181	9,668
Casualty losses, net	15	—	96	—
Depreciation and amortization	8,800	7,989	17,293	15,455
Impairment of long-lived assets	3,816	5,580	4,325	7,721

Total other operating expenses	35,977	38,998	68,887	77,526

Operating (loss) income	(1,780)	4,961	(3,780)	4,063

Other income (expenses):
Interest income and other	37	276	82	666
Interest expense	(3,658)	(4,920)	(7,579)	(10,238)

(Loss) income before income taxes and noncontrolling interest	(5,401)	317	(11,277)	(5,509)
Benefit (provision) for income taxes — continuing operations	53	(33)	(18)	(85)

(Loss) income from continuing operations	(5,348)	284	(11,295)	(5,594)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(2,031)	5,977	(3,141)	4,520
Benefit (provision) for income taxes — discontinued operations	62	106	37	(77)

(Loss) income from discontinued operations	(1,969)	6,083	(3,104)	4,443

Net (loss) income	(7,317)	6,367	(14,399)	(1,151)
Less: Net loss attributable to noncontrolling interest	342	—	502	—

Net (loss) income attributable to common stock	$(6,975)	$6,367	$(13,897)	$(1,151)

Basic and diluted net (loss) income per share attributable to common stock	$(0.33)	$0.29	$(0.65)	$(0.05)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

	Attributable to Common Stock
					Accumulated			Total
			Additional		Other			Attributable		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		to Common	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Stock	Interest	Equity
	(Unaudited in thousands, except share data)
Balance, December 31, 2008	25,075,837	$251	$330,785	$(105,246)	$1,262	3,806,000	$(39,647)	$187,405	$—	$187,405
Amortization of unearned stock compensation	—	—	535	—	—	—	—	535	—	535
Issuance and vesting of nonvested shares	68,527	1	(1)	—	—	—	—	—	—	—
Repurchases of treasury stock	—	—	—	—	—	20,157	(43)	(43)	—	(43)
Net loss	—	—	—	(13,897)	—	—	—	(13,897)	(502)	(14,399)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)

Balance, June 30, 2009	25,144,364	$252	$331,319	$(119,143)	$33	3,826,157	$(39,690)	$172,771	$(502)	$172,269

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(unaudited in thousands)
Net (loss) income attributable to common stock	$(6,975)	$6,367	$(13,897)	$(1,151)

Currency translation adjustments (estimated taxes nil)	(1,018)	207	(1,229)	(475)
Less: reclassification adjustment for losses included in net income (estimated taxes nil)	1,156	—	1,156	—

Comprehensive (loss) income	$(6,837)	$6,574	$(13,970)	$(1,626)

The reclassification adjustment for losses included in net income represents the realization of currency translation adjustments upon the sale of the Holiday Inn Windsor, Ontario, Canada.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2009	June 30, 2008
	(unaudited in thousands)
Operating activities:
Net loss	$(14,399)	$(1,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,293	15,478
Impairment of long-lived assets	8,735	9,218
Stock compensation expense	535	549
Casualty loss (gain), net	96	(5,583)
Gain on asset dispositions	(1,824)	—
(Gain) loss on extinguishment of debt	(174)	28
Amortization of deferred financing costs	642	709
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(1,049)	(2,865)
Inventories	(82)	(398)
Prepaid expenses and other assets	3,287	(177)
Accounts payable	1,570	(540)
Other accrued liabilities	215	(1,251)
Advance deposits	641	575

Net cash provided by operating activities	15,486	14,592

Investing activities:
Capital improvements	(17,413)	(25,495)
Proceeds from sale of assets, net of related selling costs and note receivable from buyer	12,641	7,723
Withdrawals for capital expenditures	3,820	5,121
Insurance proceeds related to casualty claims, net	—	5,187
Payments related to casualty damage, net	(96)	—
Net increase in restricted cash	(2,148)	(353)
Other	41	30

Net cash used in investing activities	(3,155)	(7,787)

Financing activities:
Proceeds from exercise of stock options	—	23
Principal payments on long-term debt	(9,188)	(8,048)
Purchases of treasury stock	(43)	(16,774)
Payments of deferred financing costs	(61)	—
Defeasance proceeds, net	224	—

Net cash used in financing activities	(9,068)	(24,799)

Effect of exchange rate changes on cash	35	(28)

Net increase in cash and cash equivalents	3,298	(18,022)
Cash and cash equivalents at beginning of year	20,454	54,389

Cash and cash equivalents at end of year	$23,752	$36,367

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$7,101	$10,596
Interest capitalized	224	217
Income taxes, net of refunds	(74)	148
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	—	145
Purchases of property and equipment on account	1,566	3,224
Note receivable from buyer of sold hotel	1,850	—
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ amounts in thousands unless otherwise noted, except per share data)
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
As of June 30, 2009, the Company operated 38 hotels with an aggregate of 7,079 rooms, located in 22 states. Of the 38 hotels, 36 hotels, with an aggregate of 6,789 rooms, were held for use, while 2 hotels with an aggregate of 290 rooms, were held for sale.
As of June 30, 2009, the Company operated all but one of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 18 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional seven hotels under other nationally recognized brands.
2. General
The condensed consolidated financial statements include the accounts of Lodgian, its wholly-owned subsidiaries and a joint venture in which Lodgian has a controlling financial interest and exercises control. Lodgian believes it has control of a joint venture when it manages and has control of the joint venture’s assets and operations. The joint venture in which the Company exercises control and is consolidated in the financial statements relates to the Crowne Plaza West Palm Beach, Florida. This joint venture is in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner and has a 51% voting interest and exercises control.
The accounting policies which the Company follows for quarterly financial reporting are the same as those that were disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), except as discussed in Note 10.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and June 30, 2008 and cash flows for the six months ended June 30, 2009 and June 30, 2008. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in Note 7, approximately $120 million of the Company’s outstanding mortgage debt was scheduled to mature in July 2009 and the current severe economic recession has negatively impacted the Company’s operating results, which affects operating cash flows as well as the ability to refinance the maturing indebtedness. The $120 million of mortgage indebtedness, which was originated in June 2004 by Merrill Lynch and securitized in the collateralized mortgage-backed securities market, was divided into three pools of indebtedness referred to by the Company as the Merrill Lynch Fixed Rate Pools 1, 3 and 4 (“Pool 1”, “Pool 3” and “Pool 4”, respectively). The Company has reached agreements with the special servicers of Pools 1 and 4 to extend the maturity dates to July 1, 2010 and July 1, 2012, respectively, and has already started the process of refinancing Pool 1 in anticipation of the 2010 maturity date. However, management can provide no assurance that the Company will be able to refinance Pool 1. The Company has also entered into an agreement to extend the maturity date of Pool 3 to October 1, 2009 and the Company and the special servicer are in negotiations concerning a longer-term maturity extension for Pool 3. However, management can provide no assurance that the Company will be able to refinance or extend Pool 3. In the event that the Company is unable to achieve a long-term extension of Pool 3, the Company expects that anticipated cash flow from the hotels securing Pool 3 may not be sufficient to meet the related debt service obligations in the near-term. Accordingly, it may be necessary to transfer the six hotels securing this indebtedness to the lender in satisfaction of the

Company’s obligations. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on the Company’s cash flows.
However, in the absence of an extension, refinancing or repayment of Pools 1 and 3, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if the Company is unable to continue as a going concern.
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
3. Stock-Based Compensation
The Company has a Stock Incentive Plan which permits awards to be made to directors, officers, other key employees and consultants. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Stock Incentive Plan provides that 3,301,058 shares are available for issuance as stock options, stock appreciation rights, stock awards, performance share awards or other awards as determined by the Committee, including awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The following schedule summarizes the activity for the six months ended June 30, 2009:

Available under the plan, less previously issued as of December 31, 2008	2,499,921
Nonvested stock issued February 4, 2009	(286,503)
Nonvested stock issued February 12, 2009	(20,000)
Nonvested stock issued June 11, 2009	(15,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	20,157
Nonvested shares forfeited in 2009	18,083
Stock options forfeited in 2009	—

Available for issuance, June 30, 2009	2,216,658

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of June 30, 2009, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There was no stock option activity during the six months ended June 30, 2009.
A summary of options outstanding and exercisable (vested) at June 30, 2009 is as follows:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining Life	Average
Range of prices	Number	(In Years)	Exercise Price
$7.83 to $9.39	73,663	5.9	$9.05
$9.40 to $10.96	72,587	5.1	$10.51
$10.97 to $15.66	28,661	4.2	$15.21

	174,911	5.3	$10.66

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2009 was nil.

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
On June 11, 2009, the Company granted 15,000 shares of nonvested stock awards to Daniel E. Ellis upon his appointment to the position of President and Chief Executive Officer. The shares vest in two equal annual installments commencing on June 11, 2010. The shares were valued at $2.01, the closing price of the Company’s common stock on the date of the award.
A summary of nonvested stock activity during the six months ended June 30, 2009 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock	Fair Value
Balance, December 31, 2008	133,474	$10.41
Granted	321,503	2.59
Forfeited	(18,083)	3.83
Vested	(68,527)	10.71

Balance, June 30, 2009	368,367	$3.86

The aggregate fair value of nonvested stock awards that vested during the six months ended June 30, 2009 was $0.1 million.
On March 16, 2009, the Committee approved the Lodgian, Inc. Executive Incentive Plan (the “Revised Plan”), which supersedes and replaces the Lodgian, Inc. Amended and Restated Executive Incentive Plan adopted by the Company on April 11, 2008 (the “Previous Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2009 calendar year will be awarded on or before March 15, 2010 and vest in two equal annual installments. The potential awards are divided into three categories. The first category of awards will be awarded upon the employee satisfying certain service conditions. The second category will be awarded dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category will be awarded dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense totaling $32,000 during the six months ended June 30, 2009 based upon the assumed issuance of 297,954 shares of nonvested stock, with an estimated grant-date fair value of $1.30 per share.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of June 30, 2009 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
	(unaudited in thousands)
Nonvested Stock	$749	1.46
Revised Plan Nonvested Stock Awards	$305	2.71

Total	$1,054	1.82

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, the Company records compensation expense based on estimated forfeitures and revises compensation expense, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six months ended June 30, 2009, the Company determined that the actual forfeiture rate was lower than previously estimated for certain stock awards and higher than previously estimated for certain other stock awards. As a result, the Company recorded a net $43,000 adjustment to increase compensation expense related to those stock awards.

Compensation expense for the three months ended June 30, 2009 and 2008 is summarized below:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(unaudited in thousands)
Stock Options	$—	$—	$(125)	$(49)
Nonvested Stock	216	84	285	111
Revised Plan Nonvested Stock Awards	26	10	47	18

Total	$242	$94	$207	$80

Compensation expense for the six months ended June 30, 2009 and 2008 is summarized below:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
	(unaudited in thousands)
Stock Options	$—	$—	$(51)	$(20)
Nonvested Stock	503	195	553	215
Revised Plan Nonvested Stock Awards	32	12	47	18

Total	$535	$207	$549	$213

4. Treasury Stock
During the six months ended June 30, 2009, 68,527 shares of nonvested stock awards vested, of which 20,157 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $43,000.
The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
5. Dispositions and Discontinued Operations
Dispositions
On March 4, 2009, the Company sold the Holiday Inn East Hartford, CT for a gross sales price of $3.5 million. In accordance with the terms of the agreement, the Company extended seller financing totaling $1.9 million to the purchaser and paid $1.6 million to acquire the land from the lessor. On April 21, 2009, the Company sold the Holiday Inn Windsor, Ontario, Canada for a gross sales price of $5.6 million. On May 28, 2009, the Company sold the Holiday Inn Cromwell Bridge, MD for a gross sales price of $8.3 million. The net proceeds, after debt paydown and settlement costs, were used for general corporate purposes.
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
In accordance with SFAS No. 144, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at June 30, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair value of the held for sale asset is based on the estimated selling price less estimated costs to sell. Management’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on management’s determination, and management remains responsible for the impact of the estimate on the financial statements. The estimated selling costs are generally based on the Company’s experience with similar asset sales. The Company records impairment charges and writes down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell.
The impairment of long-lived assets held for sale of $3.7 million recorded during the three months ended June 30, 2009 included the following:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.3 million on the French Quarter Suites Memphis, TN (closed) to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs.
The impairment of long-lived assets held for sale of $4.4 million recorded during the six months ended June 30, 2009 included the following:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.8 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs; and

•	$0.3 million on the French Quarter Suites Memphis, TN (closed) to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended June 30, 2008 included the following:
•	$0.6 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $1.5 million recorded during the six months ended June 30, 2008 included the following:
•	$0.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities, and, as of December 31, 2008, long-term debt. In June 2009, the Company reclassified the Holiday Inn Phoenix West, AZ from held for sale to held for use. As discussed in Note 7, the Company intends to surrender the hotel to the lender as management believes the hotel is currently worth less than the mortgage debt encumbering the hotel. Since the Company no longer intends to sell this hotel, it does not meet the criteria for classification as held for sale. The Company recorded a $3.1 million impairment charge upon reclassification to write down the book value of the hotel to its estimated fair value. This charge is included in (Loss) income from continuing operations in the Company’s Condensed Consolidated Statement of Operations. At June 30, 2009, the held for sale portfolio consisted of the following 2 hotels:
•	French Quarter Suites Memphis, TN

•	Ramada Plaza Northfield, MI
Summary balance sheet information for assets held for sale is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited in thousands)
Property and equipment, net	$4,905	$31,351
Other assets	717	1,670

Assets held for sale	$5,622	$33,021

Other liabilities	$803	$6,886
Long-term debt	—	9,281

Liabilities related to assets held for sale	$803	$16,167

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Unaudited in thousands)
Total revenues	1,426	7,506	4,539	15,617
Total expenses	(1,730)	(6,272)	(5,165)	(15,199)
Impairment of long-lived assets	(3,699)	(1,174)	(4,410)	(1,496)
Business interruption proceeds	—	672	—	672
Interest income and other	—	7	1	16
Interest expense	(26)	(317)	(104)	(645)
Casualty gains, net	—	5,583	—	5,583
Gain on asset disposition	1,824	—	1,824	—
Gain on extinguishment of debt	174	(28)	174	(28)
Provision for income taxes	62	106	37	(77)

Loss from discontinued operations	$(1,969)	$6,083	$(3,104)	$4,443

In addition to the assets held for sale listed above, the hotels that were sold prior to June 30, 2009 were included in the statement of operations for discontinued operations for 2008.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.

6. Income (Loss) Per Share
The computation of basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited in thousands, except per share data)

Numerator:
(Loss) income from continuing operations	$(5,348)	$284	$(11,295)	$(5,594)
Less: Net loss attributable to noncontrolling interest	342	—	502	—

(Loss) income from continuing operations attributable to common stock	(5,006)	284	(10,793)	(5,594)
(Loss) income from discontinued operations	(1,969)	6,083	(3,104)	4,443

Net (loss) income attributable to common stock	$(6,975)	$6,367	$(13,897)	$(1,151)

Denominator:
Basic weighted average shares	21,318	21,781	21,310	22,213

Diluted weighted average shares	21,318	21,826	21,310	22,213

Basic (loss) income per common share:
(Loss) income from continuing operations attributable to common stock	$(0.23)	$0.01	$(0.51)	$(0.25)
(Loss) income from discontinued operations	(0.09)	0.28	(0.15)	0.20

Net (loss) income attributable to common stock	$(0.33)	$0.29	$(0.65)	$(0.05)

Diluted (loss) income per common share:
(Loss) income from continuing operations attributable to common stock	$(0.23)	$0.01	$(0.51)	$(0.25)
(Loss) income from discontinued operations	(0.09)	0.28	(0.15)	0.20

Net (loss) income attributable to common stock	$(0.33)	$0.29	$(0.65)	$(0.05)

For the three and six months ended June 30, 2009, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 174,911 shares of common stock), the assumed conversion of 368,367 shares of nonvested stock, the assumed issuance of 297,954 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the three months ended June 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 106,414 shares of common stock), the assumed conversion of 44,643 shares of nonvested stock, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the six months ended June 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 186,077 shares of common stock), the assumed conversion of 151,810 shares of nonvested stock, the assumed issuance of 88,631 shares of potential equity awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of June 30, 2009, 34 of the Company’s 38 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance or defeasance obligations if the Company repays them prior to their maturity. Approximately 48% of the mortgage debt bears interest at fixed rates and approximately 52% of the mortgage debt is subject to floating rates of interest.
The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of June 30, 2009, the Company was in compliance with all of its financial debt covenants, except for the debt yield ratios related to Pool 3 and Pool 4, with outstanding principal balances of $45.7 million and $35.6 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. As of June 30, 2009, Pool 4 was operating under the provisions of the cash trap and approximately $27,000 was held in a restricted cash account.
The Company’s continued compliance with the financial debt covenants for the remaining loans depends substantially upon the financial results of the Company’s hotels. Given the severe economic recession, the Company could breach certain other financial covenants during 2009. The breach of these covenants, if not cured or waived by the lenders, could lead, under the Merrill Lynch Fixed Rate loans and the Goldman Sachs loan, to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. For the Merrill Lynch loans only, funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer.
A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is below:

	June 30, 2009			December 31, 2008
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at June 30, 2009
			($ unaudited in thousands)
Mortgage Debt
Goldman Sachs	10	$123,738	$130,000	$130,000	LIBOR plus 1.50%; capped at 6.50%
Merrill Lynch Fixed Rate Pool 1	4	65,962	38,669	39,372	6.58%
Merrill Lynch Fixed Rate Pool 3	6	76,657	45,739	53,031	6.58%
Merrill Lynch Fixed Rate Pool 4	6	81,794	35,576	35,984	6.58%
IXIS	3	18,503	20,828	20,977	LIBOR plus 2.95%; capped at 7.45%
IXIS	1	16,370	18,412	18,530	LIBOR plus 2.90%; capped at 7.90%
Wachovia	1	14,344	16,328	16,501	6.04%
Wachovia	1	4,942	9,411	9,478	6.03%
Wachovia	1	5,515	5,706	5,767	6.04%
Wachovia	1	5,780	2,954	2,988	5.78%

Total	34	413,605	323,623	332,628	4.20% (1)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	2	42
Other	—	—	1,199	1,342

	—	—	1,201	1,384

Property, plant and equipment — Unencumbered	4	41,860	—	—

	38	455,465	324,824	334,012
Held for sale	(2)	(4,905)	—	(14,257)

Held for use (2)	36	$450,560	$324,824	$319,755

(1)	The rate represents the annual effective weighted average cost of debt at June 30, 2009.

(2)	Long-term debt obligations at June 30, 2009 and December 31, 2008 include the current portion of $66.7 million and $125.0 million, respectively.
In May 2009, the Company defeased $6.7 million of the $52.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by seven hotels. We purchased $6.8 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was then sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because we continue to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.2 million Loss on Debt Extinguishment in discontinued operations.
The Merrill Lynch loans, with an aggregate principal balance of $120.0 million as of June 30, 2009, matured on July 1, 2009. The Company and the special servicer for Pool 1 have agreed to two six-month extensions of the maturity date for this indebtedness. Assuming that the second six-month extension is exercised by the Company, the maturity date of Pool 1 will be July 1, 2010. The Company has already started the process of refinancing Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 will remain fixed at 6.58% during the term of the extension. In July 2009, the Company paid the special servicer an extension fee of approximately $0.2 million and will pay an additional extension fee of approximately $0.3 million if the Company chooses to exercise the second six-month extension. Additionally, in July 2009, the Company made a principal reduction payment of $2.0 million, which, along with the scheduled principal payment of $0.1 million, reduced the outstanding principal balance to $36.6 million. The Company will make an additional $1.0 million principal reduction payment on or before December 30, 2009 if the second six-month extension is exercised. The Company also has agreed to make additional principal reduction payments of approximately $0.1 million per month during the first six-month extension and approximately $0.2 million per month during the second six-month extension, if exercised. The Company has the ability and intent to exercise the remaining extension option, which would extend the maturity date to July 2010. As such, the Company has classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009. Pool 1 is secured by four hotels.
The Company and the special servicer for Pool 4 have agreed to extend the maturity date to July 1, 2012. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, the Company paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009, which, along with the scheduled principal payment of $0.1 million, reduced the outstanding principal balance to $35.0 million. The parties also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, the Company may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. The Company also agreed to pay the lender an “exit fee” upon a full or partial repayment of the loan. The amount of this fee will increase each year but, assuming the loan is held for the full three year term, will effectively increase the current interest rate by 100 basis points per annum. The Company also has issued a full recourse guaranty of Pool 4 in connection with this amendment. Pool 4 is secured by six hotels.
The Company and the special servicer for Pool 3 have entered into an extension agreement to extend the maturity date of Pool 3 until October 1, 2009. Given the extension of the maturity date, the Company is not in default of the original loan. The Company paid no extension fee in connection with this short-term extension. The extension is intended to provide the parties an opportunity to reach an agreement on a longer-term maturity extension. The Company can provide no assurances that the parties will reach such an agreement. The failure to pay the principal balance due upon maturity is an event of default, which gives the lender the right to institute foreclosure proceedings. In the event that the Company is unable to achieve a long-term extension of Pool 3, the Company expects that anticipated cash flow from the hotels securing Pool 3 may not be sufficient to meet the related debt service obligations and it may be necessary to transfer the properties securing this indebtedness to the lender in satisfaction of the Company’s obligations. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on the Company’s cash flows. Pool 3 is secured by six hotels.
The Goldman Sachs loan, with a principal balance of $130.0 million as of June 30, 2009, matured in May 2009. However, the loan agreement provides the Company with the option to extend the loan for three additional one-year periods, based upon certain conditions. The Company exercised the first option to extend the loan, which extended the term to May 2010. The Company has the ability and the intent to exercise the second option on the loan, which will extend the term to May 2011 and, as such, has classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009. This mortgage loan is secured by 10 hotels.
The Company has two mortgage loans with IXIS. One of these loans, with a principal balance of $18.4 million as of June 30, 2009, matured in December 2007. The Company exercised the first and second of three available one-year extensions, which extended the maturity date of the loan to December 9, 2009. The Company has the ability and the intent to exercise the remaining extension option, which would extend the maturity date to December 2010. As such, the Company has classified this loan as long-term in the Condensed Consolidated Balance Sheets as of June 30, 2009. This mortgage loan is secured by one hotel. The second mortgage loan with IXIS, with a principal balance of $20.8 million as of June 30, 2009, matured in March 2008. The Company exercised the first and second of three available one-year extensions, which extended the maturity date of the loan to March 2010. The Company has the ability and intent to exercise the remaining extension option, which would extend the maturity date to March 2011. As such, the Company has classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009. This mortgage loan is secured by three hotels.
On April 27, 2009, the Company notified the lender for the Holiday Inn Phoenix, AZ that it intends to surrender the hotel to the lender as it is the Company’s belief that the hotel is worth less than the $9.4 million of mortgage debt encumbering the hotel. The Company believes it is unlikely that the value of the hotel will increase in the near or intermediate term. To date, the Company’s efforts to sell this hotel have been unsuccessful, and the hotel’s operating performance continues to decline, primarily due to oversupply in the local market. Accordingly, the Company ceased making mortgage payments on this indebtedness in May 2009 and began discussions with the lender to return the hotel to the lender on a consensual basis. These discussions are ongoing. On June 17, 2009, the Company received notice from its lender that the mortgage indebtedness on the hotel had been accelerated, as anticipated. Accordingly, the outstanding balance is classified as current in the Condensed Consolidated Balance Sheet as of June 30, 2009. The mortgage debt on this hotel is non-recourse to Lodgian, except in certain limited circumstances (which the Company believes does not apply in this case) and is not cross-collateralized with any other of the Company’s mortgage debt. In July 2009, a court-appointed receiver was designated to manage the hotel. In addition, the lender recorded a Notice of Trustee’s Sale with respect to the hotel, the first step in anticipation of foreclosing on the hotel.
One single-asset mortgage loan, which is secured by the SpringHill Suites Pinehurst, NC, matures in June 2010 with no extension options. As of June 30, 2009, the outstanding balance of $3.0 million was classified as current in the Condensed Consolidated Balance Sheet. Management intends to refinance this loan prior to its maturity.

All other mortgage loans have scheduled maturity dates beyond 2010.
The fair value of the fixed rate mortgage debt at June 30, 2009 and December 31, 2008 (book value of $154.4 million and $163.1 million, respectively) is estimated at $161.7 million and $166.4 million, respectively. The fair value of the variable rate mortgage debt at June 30, 2009 and December 31, 2008 (book value of $169.2 and $169.5 million, respectively) is estimated at $143.9 million and $136.3 million, respectively.
Interest Rate Cap Agreements
The Company entered into three interest rate cap agreements to manage its exposure to fluctuations in the interest rate on its variable rate debt. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company has not elected to follow the hedging requirements of SFAS No. 133.
The aggregate fair value of the interest rate caps as of June 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
8. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company benefits from the superior brand qualities of Crowne Plaza, Four Points by Sheraton, Hilton, Holiday Inn, Marriott and other brands. Included in the benefits of these brands are their reputations for quality and service, revenue generation through their central reservation systems, access to revenue through the global distribution systems, guest loyalty programs and brand Internet booking sites.
To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs in the Condensed Consolidated Statement of Operations) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Unaudited in thousands)
Continuing operations	$4,071	$4,782	$7,846	$8,983
Discontinued operations	99	567	343	1,199

	$4,170	$5,349	$8,189	$10,182

During the terms of the franchise agreements, the franchisors may require the Company to upgrade facilities to comply with current standards. The Company’s franchise agreements terminate at various times and have differing remaining terms. For example, the terms of three, two and one of the franchise agreements for the held for use hotels are scheduled to expire in each of 2010, 2011, and 2012, respectively. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements are primarily monthly payments due to the franchisors based on a percentage of gross room revenues.
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

As of August 1, 2009, the Company has been or expects to be notified that it is in default and/or noncompliance with respect to two franchise agreements and is anticipating cure letters with respect to two franchise agreements as summarized below:
•	One hotel is in default of the franchise agreement for substandard guest satisfaction scores because the Company did not achieve scores above the required thresholds by July 2009. The hotel could be subject to termination of the franchise agreement if it does not achieve the required thresholds by the September 2009 cure date. However, since the Company recently completed some renovations at the hotel and is following an action plan for improvement, the Company anticipates that it will cure the default by the required date.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan. If the Company does not cure the default by September 2009, the hotel’s franchise agreement could be terminated by the franchisor. This hotel is also in default of the franchise agreement because of substandard guest satisfaction scores. Since the Company did not achieve scores above the required thresholds by June 2009, the hotel’s franchise agreement could be subject to termination by the franchisor. However, since the hotel recently completed a renovation, the Company anticipates that it will be given additional time to cure the defaults.

•	The Company is anticipating cure letters for two hotels to be delivered no later than February 2010.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance or default issues through enhanced service by the required cure dates. The Company believes that it will cure the non-compliance and defaults for continuing operations hotels for which the franchisors have given notice before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company will continue to work with the franchisor to extend the default cure period, if necessary. The Company expects to spend approximately $3.1 million for capital improvements related to the action plans, of which $2.6 million had been spent as of June 30, 2009. The Company cannot provide assurance that it will be able to complete the action plans to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance.
Also, the Company’s loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The two hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $62.1 million of mortgage debt as of June 30, 2009.
To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend between $5 and $6 million on its hotels in the second half of 2009, depending on the determined courses of action following ongoing diligence and analysis.
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
Letters of Credit
As of June 30, 2009, the Company had three irrevocable letters of credit totaling $5.0 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantees for self-insured losses and certain utility and liquor bonds and will expire in September 2009, November 2009, and January 2010, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At June 30, 2009 and December 31, 2008, the Company had accrued $9.7 million and $10.4 million, respectively, for these liabilities.

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
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset the Company’s net deferred tax asset. At June 30, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes, which will expire in years 2018 through 2028 and reflect only those losses available for use.
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
The following table outlines, for each major category of assets and liabilities measured at fair value on a nonrecurring basis, the fair value as of June 30, 2009, as defined by the SFAS No. 157 hierarchy:

	Fair Value Measurements at Reporting Date Using
	(unaudited in thousands)
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Assets — Held for Use Hotels	$5,000	$—	$—	$5,000	$(3,076)
Real Estate Assets — Held for Sale Hotels	5,207	—	5,207	—	(3,581)

	$10,207	$—	$5,207	$5,000	$(6,657)

The Company recorded fair value measurement adjustments of ($3.1) million and ($3.6) million at June 30, 2009, to reflect the current fair market value of its held for use and held for sale assets, respectively. The Company’s estimate of the fair value of an asset is based on a number of factors, including letters of intent or other indications of value from prospective buyers (Level 2 inputs), or, in the absence of such, the opinions of third-party brokers or appraisers (Level 3 inputs). Consistent with the accounting policy on asset impairment, and in accordance with SFAS No. 144, the held for sale assets are evaluated for impairment by comparing the carrying value to fair value less estimated selling costs. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a hotel asset’s carrying value if the carrying value exceeds the estimated selling price less estimated selling costs.
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
The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the six months ended June 30, 2008 as if the provisions of SFAS No. 160 were applied:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008
	(Unaudited in thousands, except per share data)
Income (loss) from continuing operations	$284	$(5,594)
Less: Net loss attributable to noncontrolling interest	269	44

Income (loss) from continuing operations attributable to common stock	553	(5,550)
Income from discontinued operations	6,083	4,443

Net income (loss) attributable to common stock	$6,636	$(1,107)

Denominator
Basic weighted average shares	21,781	22,213

Diluted weighted average shares	21,826	22,213

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stock	$0.03	$(0.25)
Income from discontinued operations	0.28	0.20

Net income (loss) attributable to common stock	$0.30	$(0.05)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stock	$0.03	$(0.25)
Income from discontinued operations	0.28	0.20

Net income (loss) attributable to common stock	$0.30	$(0.05)

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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company adopted the provisions of FSP 157-4 as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the FASB issued FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which changes existing guidance for determining whether an impairment is other than temporary to debt securities. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company adopted the provisions of FSA FAS 115-2 and FAS 124-2 as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.

On May 28, 2009, the FASB issued SFAS No. 165 — Subsequent Events (“SFAS No. 165”) to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which it evaluated subsequent events. SFAS No. 165 is effective for interim or annual financial periods after June 15, 2009. The Company adopted the provisions of SFAS No. 165 as of June 30, 2009. The adoption did not have a material impact on its results of operations and financial condition.
Recently Issued Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”) to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of SFAS No. 166 will have on its results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 will have on its results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”) to make Codification the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the Codification will not change U.S. GAAP for public entities. Therefore, the adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations and financial condition.
11. Subsequent Events
In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued. As of August 6, 2009, there were no subsequent events that required disclosure other than those that were disclosed in Notes 2 and 7.

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
As of June 30, 2009, we operated 38 hotels with an aggregate of 7,079 rooms, located in 22 states. Of the 38 hotels, 36 hotels, with an aggregate of 6,789 rooms, were held for use, while 2 hotels with an aggregate of 290 rooms, were held for sale. We consolidated all of these hotels in our financial statements. All of our hotels were wholly-owned and operated through subsidiaries, except for one hotel that we operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary served as the general partner, had a 51% voting interest and exercised significant control.
As of June 30, 2009, we operated all but one of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 18 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional seven hotels under other nationally recognized brands.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, which are presented in more detail in “Results of Operations — Continuing Operations:”
•	Second quarter revenues decreased $13.0 million or 19.2%. Rooms revenues decreased $9.9 million, or 19.8%, as occupancy and average daily rate decreased 12.4% and 8.4%, respectively. Food and beverage revenues declined $2.9 million, driven largely by fewer banquets and lower occupancy.

•	Operating income decreased $6.7 million to a loss of $1.8 million. We realized the benefits of several cost containment initiatives as total operating expenses decreased $6.3 million, or 10.0%. However, these initiatives did not fully offset the $13.0 million decline in revenues since many of our operating costs are fixed in nature.
Overview of Discontinued Operations
The Condensed Consolidated Statements of Operations for discontinued operations for the six months ended June 30, 2009 and 2008 include the results of operations for the two hotels classified as held for sale at June 30, 2009, as well as all properties that have been sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
The assets held for sale at June 30, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2009 remain properly classified in accordance with SFAS No. 144.
In June 2009, we reclassified the Holiday Inn Phoenix West, AZ from held for sale to held for use. As discussed in Note 7, we intend to surrender the hotel to the lender as we believe the hotel is currently worth less than the mortgage debt encumbering the hotel. Since we no longer intend to sell this hotel, it does not meet the criteria for classification as held for sale. We recorded a $3.1 million impairment charge upon reclassification to write down the book value of the hotel to its estimated fair value. This charge is included in (Loss) income from continuing operations in the Company’s Condensed Consolidated Statement of Operations.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future, as well as those assets which do not currently meet the held for sale criteria in SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended June 30, 2009, we recorded impairment charges of $3.7 million on assets held for sale.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, approximately $120 million of outstanding mortgage debt was scheduled to mature in July 2009 and the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. The $120 million of mortgage indebtedness, which was originated in June 2004 by Merrill Lynch and securitized in the collateralized mortgage-backed securities market, was divided into three pools of indebtedness referred by the Company as the Merrill Lynch Fixed Rate Pools 1, 3 and 4 (“Pool 1”, “Pool 3” and “Pool 4”, respectively). We have reached agreements with the special servicers of Pools 1 and 4 to extend the maturity dates to July 1, 2010 and July 1, 2012, respectively, and have already begun the process of refinancing Pool 1 in anticipation of the 2010 maturity date. However, management can provide no assurance that the Company will be able to refinance Pool 1. We have entered into an agreement to extend the maturity date of Pool 3 to October 1, 2009 and management and the special servicer are in negotiations concerning a longer-term maturity extension for Pool 3. However, we can provide no assurance that we will be able to refinance or extend Pool 3. In the event that we are unable to achieve a long-term extension of Pool 3, we expect that anticipated cash flow from the hotels securing Pool 3 may not be sufficient to meet the related debt service obligations in the near-term. Accordingly, it may be necessary to transfer the properties securing Pool 3 to the lender in satisfaction of the mortgage obligations. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on cash flows. In the absence of an extension, refinancing or repayment of Pool 1 and Pool 3, these factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if we are unable to continue as a going concern.
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
The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended June 30, 2008 as if the provisions of SFAS No. 160 were applied:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008
	(Unaudited in thousands, except per share data)
Income (loss) from continuing operations	$284	$(5,594)
Less: Net loss attributable to noncontrolling interest	269	44

Income (loss) from continuing operations attributable to common stock	553	(5,550)
Income from discontinued operations	6,083	4,443

Net income (loss) attributable to common stock	$6,636	$(1,107)

Denominator
Basic weighted average shares	21,781	22,213

Diluted weighted average shares	21,826	22,213

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stock	$0.03	$(0.25)
Income from discontinued operations	0.28	0.20

Net income (loss) attributable to common stock	$0.30	$(0.05)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stock	$0.03	$(0.25)
Income from discontinued operations	0.28	0.20

Net income (loss) attributable to common stock	$0.30	$(0.05)

Income Statement Overview
The discussion below relates to our 36 continuing operations hotels for the three months ended June 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Form 10-K for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended June 30, 2009 and 2008.
Revenues — Continuing Operations

	Three Months Ended June 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$40,238	$50,185	$(9,947)	(19.8%)
Food and beverage	12,655	15,564	(2,909)	(18.7%)
Other	1,970	2,153	(183)	(8.5%)

Total revenues	$54,863	$67,902	$(13,039)	(19.2%)

Occupancy	66.0%	75.3%		(12.4%)
ADR	$98.66	$107.69	$(9.03)	(8.4%)
RevPar	$65.12	$81.08	$(15.96)	(19.7%)
Total revenues for the second quarter of 2009 decreased $13.0 million or 19.2%. Rooms revenues decreased $9.9 million as both occupancy and ADR declined because of lower demand. RevPAR decreased 19.7%, compared to a decrease of 19.5% for the U.S. lodging industry as a whole according to Smith Travel Research. Food and beverage revenues decreased 18.7%, driven by lower occupancy and a decline in banquet bookings as businesses reduced their spending on conferences and other events.
The second quarter of 2009 was adversely affected by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the second quarter of 2009 for the three hotels under renovation was $0.4 million. In the second quarter of 2008, five hotels were under renovation, causing total revenue displacement of $0.6 million.

Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Direct operating expenses:
Rooms	$10,951	$12,391	$(1,440)	(11.6%)	20.0%	18.2%
Food and beverage	8,380	9,996	(1,616)	(16.2%)	15.3%	14.7%
Other	1,335	1,556	(221)	(14.2%)	2.4%	2.3%

Total direct operating expenses	$20,666	$23,943	$(3,277)	(13.7%)	37.7%	35.3%

Direct operating contribution (by revenue source):
Rooms	$29,287	$37,794	$(8,507)	(22.5%)
Food and beverage	4,275	5,568	(1,293)	(23.2%)
Other	635	597	38	6.4%

Total direct operating contribution	$34,197	$43,959	$(9,762)	(22.2%)

Direct operating contribution % (by revenue source):
Rooms	72.8%	75.3%
Food and beverage	33.8%	35.8%
Other	32.2%	27.7%

Total direct operating contribution	62.3%	64.7%

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
Total direct operating expenses decreased $3.3 million, or 13.7%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. We also benefited from a reduction in medical and workers compensation insurance costs driven largely by lower claims. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 64.7% in 2008 to 62.3% in 2009.
Rooms expenses decreased $1.4 million, or 11.6%. Labor costs declined $0.8 million, driven by lower occupancy and labor management initiatives, as well as a $0.1 million decrease in medical and workers compensation insurance costs. In addition, credit card commissions declined $0.3 million, travel agent commissions declined $0.1 million and we experienced a $0.1 million savings from phasing out an operational consultancy agreement. Guest supplies also decreased $0.1 million, due largely to lower occupancy.
Food and beverage expenses decreased $1.6 million or 16.2%, driven by lower payroll costs of $0.8 million, lower cost of goods of $0.6 million due to a decline in sales and a $0.1 million decline in audio and visual equipment costs as a result of fewer events.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended June 30,				Three Months Ended June 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,292	$3,886	$(594)	(15.3%)	6.0%	5.7%
Advertising and promotion	2,358	3,139	(781)	(24.9%)	4.3%	4.6%
Franchise fees	4,071	4,782	(711)	(14.9%)	7.4%	7.0%
Repairs and maintenance	2,652	3,066	(414)	(13.5%)	4.8%	4.5%
Utilities	2,795	3,179	(384)	(12.1%)	5.1%	4.7%
Other expenses	43	55	(12)	(21.8%)	0.1%	0.1%

Other hotel operating costs	$15,211	$18,107	$(2,896)	(16.0%)	27.7%	26.7%

Property and other taxes, insurance, and leases	4,562	3,851	711	18.5%	8.3%	5.7%
Corporate and other	3,573	3,471	102	2.9%	6.5%	5.1%
Casualty losses, net	15	—	15	n/m	0.0%	0.0%
Depreciation and amortization	8,800	7,989	811	10.2%	16.0%	11.8%
Impairment of long-lived assets	3,816	5,580	(1,764)	(31.6%)	7.0%	8.2%

Total other operating expenses	$35,977	$38,998	$(3,021)	(7.7%)	65.6%	57.4%

Total operating expenses	$56,643	$62,941	$(6,298)	(10.0%)	103.2%	92.7%

Operating (loss) income	$(1,780)	$4,961	$(6,741)	(135.9%)	(3.2%)	7.3%

Operating income decreased from income of $5.0 million to a loss of $1.8 million. We realized the benefits of several cost containment initiatives as total operating expenses decreased $6.3 million, or 10.0%. However, these initiatives did not fully offset the $13.0 million decline in total revenues since many of our operating costs are fixed in nature.
Other hotel operating costs decreased $2.9 million, or 16.0%. The decrease in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs decreased $0.6 million, or 15.3%. The decrease was primarily the result of lower labor costs of $0.2 million driven by initiatives to reduce our cost structure and a $0.1 million decline in medical and workers compensation insurance costs. Also contributing to the decline was a $0.2 reduction in travel and entertainment costs.

•	Advertising and promotion costs decreased $0.8 million, or 24.9%, because of lower payroll costs of $0.5 million. In addition, we eliminated our in-house reservation office in the fourth quarter of 2008 and outsourced that function to our franchisors. This action resulted in a $0.2 million decrease in expenses compared to last year. The remaining decrease was largely the result of cost containment initiatives.

•	Franchise fees decreased $0.7 million, or 14.9%, largely as a result of lower revenues, but increased as a percentage of revenue due to the outsourcing of the reservation function to our franchisors in the fourth quarter of 2008.

•	Repairs and maintenance decreased $0.4 million, or 13.5%, compared to the prior year primarily due to lower labor costs of $0.1 million and lower fuel costs of $0.1 million as well as lower overall maintenance costs.

•	Utilities decreased $0.4 million, or 12.1%, driven largely by reduced consumption.

•	Other expenses remained flat compared to the prior year.
Property and other taxes, insurance and leases increased $0.7 million, or 18.5%. $0.4 million of the increase related to higher insurance costs as we benefited from a credit in 2008 related to our self-insured programs for general liability and automobile claims. In addition, we received a $0.2 million property insurance refund in 2008.
Corporate and other costs increased $0.1 million, or 2.9%. Corporate costs remained flat compared to last year. Other costs increased $0.1 million due primarily to costs associated with the loan extensions as well as fees that we pay to external consultants upon successful appeal of our property tax assessments.

Depreciation and amortization increased $0.8 million, or 10.2%, due primarily to the completion of certain renovation projects subsequent to the same period in 2008.
Impairment of long-lived assets decreased $1.8 million, or 31.6%, compared to the prior year. In 2009, we reclassified the Holiday Inn Phoenix West, AZ from held for sale to held for use resulting in impairment of $3.1 million as compared to a $4.8 million charge in 2008 as a result of reclassifying the Crowne Plaza Worcester, MA from held for sale to held for use.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended June 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$37	$276	$(239)	(86.6%)
Interest expense	(3,658)	(4,920)	(1,262)	(25.7%)
Interest income decreased $0.2 million because of lower interest rates and lower average cash balances. Interest expense declined $1.3 million due to lower interest rates on our variable rate debt.
The analysis below compares the results of operations for the six months ended June 30, 2009 and 2008.
Revenues — Continuing Operations

	Six Months Ended June 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Revenues:
Rooms	$77,807	$95,296	$(17,489)	(18.4%)
Food and beverage	23,658	27,820	(4,162)	(15.0%)
Other	3,689	4,234	(545)	(12.9%)

Total revenues	$105,154	$127,350	$(22,196)	(17.4%)

Occupancy	63.7%	71.0%		(10.3%)
ADR	$99.36	$108.44	$(9.08)	(8.4%)
RevPar	$63.27	$76.98	$(13.71)	(17.8%)
Revenues for the first six months of 2009 decreased $22.2 million or 17.4%. In spite of the challenging economic environment and weakened demand in the lodging industry, we outperformed the industry as a whole in the first half of 2009 as our RevPAR decreased 17.8%, compared to a decrease of 18.7% for the U.S. lodging industry according to Smith Travel Research. Food and beverage revenue decreased $4.2 million, or 15.0%, driven largely by lower banquet revenues. Other revenue decreased $0.5 million, or 12.9%, as a result of the absence of cancellation fees received in 2008.
The first six months of 2009 were adversely affected by displacement. Total revenue displacement during the first six months of 2009 for five hotels under renovation was $1.1 million. In the first six months of 2008, seven hotels were under renovation, causing total revenue displacement of $1.6 million.

Direct operating expenses — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Direct operating expenses:
Rooms	$21,264	$23,825	$(2,561)	(10.7%)	20.2%	18.7%
Food and beverage	16,132	18,969	(2,837)	(15.0%)	15.3%	14.9%
Other	2,651	2,967	(316)	(10.7%)	2.5%	2.3%

Total direct operating expenses	$40,047	$45,761	$(5,714)	(12.5%)	38.1%	35.9%

Direct operating contribution (by revenue source):
Rooms	$56,543	$71,471	$(14,928)	(20.9%)
Food and beverage	7,526	8,851	(1,325)	(15.0%)
Other	1,038	1,267	(229)	(18.1%)

Total direct operating contribution	$65,107	$81,589	$(16,482)	(20.2%)

Direct operating contribution % (by revenue source):
Rooms	72.7%	75.0%
Food and beverage	31.8%	31.8%
Other	28.1%	29.9%

Total direct operating contribution	61.9%	64.1%

Total direct operating expenses decreased $5.7 million, or 12.5%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. We also benefited from a reduction in medical and workers compensation insurance costs driven largely by lower claims. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 64.1% in 2008 to 61.9% in 2009
Rooms expenses decreased $2.6 million, or 10.7%. Labor costs declined $1.5 million. Of this amount, $0.4 million related to a decrease in medical and workers compensation insurance costs due primarily to fewer claims. The remaining decrease was driven in large part by lower occupancy and labor management initiatives. In addition, credit card commissions declined $0.3 million and travel agent commissions declined $0.2 million due to lower revenues. We experienced a $0.2 million savings from phasing out an operational consultancy agreement and supplies decreased $0.2 million.
Food and beverage expenses decreased $2.8 million, or 15.0%, driven by a $1.6 million reduction in payroll costs, including a $0.3 million decrease in medical and workers compensation insurance costs, lower cost of goods of $0.9 million driven by a decline in sales and a $0.1 million decline in audio and visual equipment costs as a result of fewer events.
Other expenses decreased $0.3 million, or 10.7%, driven primarily by lower occupancy.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Six Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$6,846	$8,007	$(1,161)	(14.5%)	6.5%	6.3%
Advertising and promotion	5,020	6,653	(1,633)	(24.5%)	4.8%	5.2%
Franchise fees	7,846	8,983	(1,137)	(12.7%)	7.5%	7.1%
Repairs and maintenance	5,332	5,985	(653)	(10.9%)	5.1%	4.7%
Utilities	6,032	6,531	(499)	(7.6%)	5.7%	5.1%
Other expenses	62	229	(167)	(72.9%)	0.1%	0.2%

Other hotel operating costs	$31,138	$36,388	$(5,250)	(14.4%)	29.6%	28.6%

Property and other taxes, insurance, and leases	8,854	8,294	560	6.8%	8.4%	6.5%
Corporate and other	7,181	9,668	(2,487)	(25.7%)	6.8%	7.6%
Casualty losses, net	96	—	96	n/m	0.1%	0.0%
Depreciation and amortization	17,293	15,455	1,838	11.9%	16.4%	12.1%
Impairment of long-lived assets	4,325	7,721	(3,396)	(44.0%)	4.1%	6.1%

Total other operating expenses	$68,887	$77,526	$(8,639)	(11.1%)	65.5%	60.9%

Total operating expenses	$108,934	$123,287	$(14,353)	(11.6%)	103.6%	96.8%

Operating (loss) income	$(3,780)	$4,063	$(7,843)	(193.0%)	(3.6%)	3.2%

Operating income decreased from income of $4.1 million to a loss of $3.8 million. We realized the benefits of several cost containment initiatives as total operating expenses decreased $14.4 million, or 11.6%. However, these initiatives did not fully offset the $22.2 million decline in total revenues since many of our operating costs are fixed in nature.
Other hotel operating costs decreased $5.3 million, or 14.4%. The decrease in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs decreased $1.2 million, or 14.5%. The decrease was primarily the result of lower labor costs of $0.5 million driven by initiatives to reduce our cost structure and a $0.2 million decline in medical and workers compensation insurance costs. In addition, we reduced travel and entertainment costs by $0.4 million and employee recruiting costs by $0.1 million.

•	Advertising and promotion costs decreased $1.6 million, or 24.5%, as we reduced payroll costs by $1.0 million including a $0.1 million decline in medical and workers compensation insurance costs. Also, we eliminated our in-house reservation office in the fourth quarter of 2008 and outsourced that function to our franchisors. This resulted in a $0.4 million decrease for the six months ended June 30, 2009 compared to the same period in 2008. The remaining decrease was largely the result of other cost containment initiatives.

•	Franchise fees decreased $1.1 million, or 12.7%, primarily as a result of lower revenues, but increased as a percentage of revenue due to the outsourcing of the reservation function to our franchisors in the fourth quarter of 2008.

•	Repairs and maintenance decreased $0.7 million, or 10.9%, compared to the prior year primarily due to lower labor costs of $0.3 million and lower fuel costs of $0.2 million.

•	Utilities decreased $0.5 million, or 7.6%, due in large part to reduced consumption.

•	Other expenses decreased $0.2 million, or 72.9%. In 2008, we incurred costs associated with a hotel brand conversion. Such costs were not incurred in first six months of 2009.
Property and other taxes, insurance and leases increased $0.6 million, or 6.8%. The increase was driven by a $0.4 million rise in property taxes, an increase in insurance costs of $0.1 million and an increase in franchise taxes of $0.1 million.
Corporate and other costs decreased $2.5 million, or 25.7%. Corporate costs decreased $1.8 million while other costs decreased $0.7 million. $1.1 million of the decrease in corporate costs related to severance and related costs incurred in 2008 associated with the resignation of our former President and Chief Executive Officer. The remaining $0.7 million decrease in corporate costs was due largely to reductions in corporate staffing. In 2008, the Company paid a fee to its financial advisors, who were engaged to assist the Company in its review of strategic alternatives. The fee, which was allocated to the related hotels, allows the Company to sell those hotels without further obligation to its financial advisors. The absence of this fee in 2009 caused the reduction in other costs.
Depreciation and amortization increased $1.8 million, or 11.9%, due primarily to the completion of certain renovation projects subsequent to the same period in 2008.
Impairment of long-lived assets decreased $3.4 million, or 44.0%, compared to the prior year. In 2009, we reclassified the Holiday Inn Phoenix West, AZ from held for sale to held for use resulting in impairment of $3.1 million as compared to a $4.8 million charge in 2008 as a result of reclassifying the Crowne Plaza Worcester, MA from held for sale to held for use. The remaining difference is the result of a decrease in the write-off of assets that were replaced during hotel renovations.
Non-operating income (expenses) — Continuing Operations

	Six Months Ended June 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$82	$666	$(584)	(87.7%)
Interest expense	(7,579)	(10,238)	(2,659)	(26.0%)
Interest income decreased $0.6 million, primarily due to lower interest rates and lower average cash balances. Interest expense decreased $2.7 million, or 26.0%, due to the lower interest rates and lower debt balances.
Results of Operations — Discontinued Operations
We recorded impairment on assets held for sale in the six months ended June 30, 2009 and 2008. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $3.7 million recorded during the three months ended June 30, 2009 included the following:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.3 million on the French Quarter Suites Memphis, TN (closed) to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs.
The impairment of long-lived assets held for sale of $4.4 million recorded during the six months ended June 30, 2009 included the following:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$0.8 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs; and

•	$0.3 million on the French Quarter Suites Memphis, TN (closed) to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended June 30, 2008 included the following:
•	$0.6 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $1.5 million recorded during the six months ended June 30, 2008 included the following:
•	$0.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;
•	$0.4 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;
•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and
•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
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
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset our net deferred tax asset. At June 30, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes, which will expire in years 2018 through 2028 and reflect only those losses available for use.
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
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended June 30, 2009. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 36 hotels classified as held for use at June 30, 2009:

	2009		2008				2007
	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(unaudited in thousands)
Revenues:
Rooms	$40,238	$37,569	$39,434	$47,251	$50,185	$45,111	$41,859	$47,745
Food and beverage	12,655	11,003	13,700	12,656	15,564	12,256	14,600	13,042
Other	1,970	1,719	1,902	2,189	2,153	2,081	1,834	2,162

	54,863	50,291	55,036	62,096	67,902	59,448	58,293	62,949

Direct operating expenses:
Rooms	10,951	10,313	11,216	12,385	12,391	11,434	10,742	12,188
Food and beverage	8,380	7,752	9,132	9,169	9,996	8,973	9,186	9,592
Other	1,335	1,316	1,353	1,566	1,556	1,411	1,310	1,534

	20,666	19,381	21,701	23,120	23,943	21,818	21,238	23,314

	34,197	30,910	33,335	38,976	43,959	37,630	37,055	39,635

Other operating expenses:
Other hotel operating costs	15,211	15,927	16,423	18,633	18,107	18,281	16,697	18,239
Property and other taxes, insurance and leases	4,562	4,292	4,296	4,314	3,851	4,443	4,421	4,147
Corporate and other	3,573	3,608	3,067	4,373	3,471	6,197	4,248	5,575
Casualty losses (gain), net	15	81	1,153	(56)	—	—	—	—
Restructuring	—	—	—	—	—	—	(25)	1,258
Depreciation and amortization	8,800	8,493	8,352	8,123	7,989	7,466	7,571	7,332
Impairment of long-lived assets	3,816	509	354	1,393	5,580	2,141	796	512

Other operating expenses	35,977	32,910	33,645	36,780	38,998	38,528	33,708	37,063

Operating (loss) income	(1,780)	(2,000)	(310)	2,196	4,961	(898)	3,347	2,572

Other income (expenses):
Interest income and other	37	45	146	242	276	390	912	1,312
Other interest expense	(3,658)	(3,921)	(4,720)	(4,967)	(4,920)	(5,318)	(5,946)	(6,114)

(Loss) income before income taxes	(5,401)	(5,876)	(4,884)	(2,529)	317	(5,826)	(1,687)	(2,230)
(Provision) benefit for income taxes — continuing operations	53	(71)	(71)	79	(33)	(52)	(1,678)	1,062

(Loss) income from continuing operations	(5,348)	(5,947)	(4,955)	(2,450)	284	(5,878)	(3,365)	(1,168)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(2,031)	(1,110)	210	(3,681)	5,977	(1,457)	(5,978)	1,889
(Provision) benefit for income taxes	62	(25)	95	(52)	106	(183)	1,270	(674)

(Loss) income from discontinued operations	(1,969)	(1,135)	305	(3,733)	6,083	(1,640)	(4,708)	1,215

Net (loss) income	$(7,317)	$(7,082)	$(4,650)	$(6,183)	$6,367	$(7,518)	$(8,073)	$47
Less: Net loss (income) attributable to noncontrolling interest	342	160	—	—	—	—	—	—

Net (loss) income attributable to common stock	(6,975)	(6,922)	(4,650)	(6,183)	6,367	(7,518)	(8,073)	47

Hotel data by market segment and region
The following four tables include comparative data on occupancy, ADR and RevPAR for hotels in our portfolio as of June 30, 2009, except for the French Quarter Suites Memphis, TN, a held for sale (discontinued operations) hotel, which is closed. The number of properties and number of rooms disclosed in the tables are as of the end of the applicable period.
The market segment categories in the first two tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;
•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;
•	Midscale with Food & Beverage: Holiday Inn and Ramada Plaza; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.
Combined Continuing and Discontinued Operations — 37 hotels (excludes the Memphis hotel)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Upper Upscale
Number of properties	3	4	3	4
Number of rooms	634	819	634	819
Occupancy	69.4%	74.9%	67.7%	69.7%
Average daily rate	$117.46	$121.46	$116.93	$120.33
RevPAR	$81.51	$91.03	$79.16	$83.85

Upscale
Number of properties	22	22	22	22
Number of rooms	4,049	4,049	4,049	4,049
Occupancy	65.5%	75.7%	66.0%	72.5%
Average daily rate	$95.97	$107.42	$98.55	$111.01
RevPAR	$62.83	$81.35	$65.03	$80.47

Midscale with Food & Beverage
Number of properties	10	9	10	9
Number of rooms	2,047	1,862	2,047	1,862
Occupancy	64.1%	77.3%	57.0%	71.6%
Average daily rate	$99.00	$103.03	$95.39	$105.53
RevPAR	$63.47	$79.68	$54.36	$75.60

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	48.6%	54.4%	46.5%	55.0%
Average daily rate	$81.36	$91.24	$87.55	$103.94
RevPAR	$39.54	$49.68	$40.72	$57.18

All Hotels
Number of properties	37	37	37	37
Number of rooms	6,974	6,974	6,974	6,974
Occupancy	64.8%	75.3%	62.8%	71.0%
Average daily rate	$98.55	$107.45	$99.22	$108.15
RevPAR	$63.90	$80.94	$62.32	$76.84

Continuing Operations — 36 hotels (excludes held for sale hotels)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009
Upper Upscale
Number of properties	3	3	3	3
Number of rooms	634	634	634	634
Occupancy	69.4%	74.4%	67.7%	68.6%
Average daily rate	$117.46	$128.32	$116.93	$127.48
RevPAR	$81.51	$95.54	$79.16	$87.49

Upscale
Number of properties	22	22	22	22
Number of rooms	4,049	4,049	4,049	4,049
Occupancy	65.5%	75.7%	66.0%	72.5%
Average daily rate	$95.97	$107.42	$98.55	$111.01
RevPAR	$62.83	$81.35	$65.03	$80.47

Midscale with Food & Beverage
Number of properties	9	9	9	9
Number of rooms	1,862	1,862	1,862	1,862
Occupancy	68.3%	77.3%	59.5%	70.6%
Average daily rate	$99.39	$103.03	$95.72	$96.91
RevPAR	$67.85	$79.68	$56.98	$68.43

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	48.6%	54.4%	46.5%	55.0%
Average daily rate	$81.36	$91.24	$87.55	$103.94
RevPAR	$39.54	$49.68	$40.72	$57.18

All Hotels
Number of properties	36	36	36	36
Number of rooms	6,789	6,789	6,789	6,789
Occupancy	66.0%	75.3%	63.7%	71.0%
Average daily rate	$98.66	$107.69	$99.36	$108.44
RevPAR	$65.12	$81.08	$63.27	$76.98

The regions in the following two tables are defined as:
•	Northeast: Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;
•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;
•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and
•	West: Arizona, California, Colorado, New Mexico.
Combined Continuing and Discontinued Operations — 37 hotels (excludes the Memphis hotel)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,842	2,842	2,842	2,842
Occupancy	65.5%	74.4%	59.6%	67.2%
Average daily rate	$103.21	$109.94	$102.97	$107.59
RevPAR	$67.61	$81.78	$61.38	$72.29

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	71.6%	78.5%	68.5%	73.5%
Average daily rate	$100.62	$113.08	$99.28	$113.77
RevPAR	$72.06	$88.75	$68.02	$83.59

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,413	1,413	1,413	1,413
Occupancy	54.6%	73.2%	56.6%	70.0%
Average daily rate	$90.51	$99.62	$91.23	$98.85
RevPAR	$49.45	$72.88	$51.62	$69.15

West Region
Number of properties	6	6	6	6
Number of rooms	1,095	1,095	1,095	1,095
Occupancy	66.2%	75.9%	70.8%	78.9%
Average daily rate	$91.86	$102.28	$99.18	$112.28
RevPAR	$60.82	$77.63	$70.18	$88.57

All Hotels
Number of properties	37	37	37	37
Number of rooms	6,974	6,974	6,974	6,974
Occupancy	64.8%	75.3%	62.8%	71.0%
Average daily rate	$98.55	$107.45	$99.22	$108.15
RevPAR	$63.90	$80.94	$62.32	$76.84

Continuing Operations — 36 hotels (excludes held for sale hotels)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009
Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,842	2,842	2,842	2,842
Occupancy	65.5%	74.4%	59.6%	67.2%
Average daily rate	$103.21	$109.94	$102.97	$107.59
RevPAR	$67.61	$81.78	$61.38	$72.29

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	71.6%	78.5%	68.5%	73.5%
Average daily rate	$100.62	$113.08	$99.28	$113.77
RevPAR	$72.06	$88.75	$68.02	$83.59

Midwest Region
Number of properties	7	7	7	7
Number of rooms	1,228	1,228	1,228	1,228
Occupancy	59.5%	72.6%	60.4%	69.5%
Average daily rate	$90.72	$99.67	$91.39	$98.97
RevPAR	$53.99	$72.38	$55.19	$68.75

West Region
Number of properties	6	6	6	6
Number of rooms	1,095	1,095	1,095	1,095
Occupancy	66.2%	75.9%	70.8%	78.9%
Average daily rate	$91.86	$102.28	$99.18	$112.28
RevPAR	$60.82	$77.63	$70.18	$88.57

All Hotels
Number of properties	36	36	36	36
Number of rooms	6,789	6,789	6,789	6,789
Occupancy	66.0%	75.3%	63.7%	71.0%
Average daily rate	$98.66	$107.69	$99.36	$108.44
RevPAR	$65.12	$81.08	$63.27	$76.98

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets and existing cash balances.
Cash flows from operations may be adversely affected by factors such as the current severe economic recession, which is causing a reduction in demand for lodging. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect our ability to collect the related accounts receivable, and hence our liquidity. At June 30, 2009, airline receivables represented approximately 28% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Cash flows from operations may also be adversely affected if we are unable to extend or refinance the mortgage debt totaling $45.7 million which matures on October 1, 2009, as discussed in further detail below. Management believes that the anticipated cash flow from the hotels securing the debt may not be sufficient to meet the related debt service obligations in the near-term. Accordingly, it may be necessary to transfer the six properties securing this indebtedness to the lender in satisfaction of the mortgage obligation. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on net cash flows (including operating, investing and financing activities).
During the second half of 2009, we expect to spend between $5 and $6 million in capital expenditures, depending on the determined courses of action following ongoing diligence and analysis. The planned capital expenditures relate largely to the completion of renovations associated with our recent franchise license renewals and other necessary projects, including brand-mandated enhancements. We intend to use operating cash flows, when available, and capital expenditure reserves with our lenders to fund these capital expenditures.
We intend to continue to use our cash flow to fund operations, scheduled debt service payments and capital expenditures. At this point in time, we do not intend to pay dividends on our common stock.
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
At June 30, 2009, we had a working capital deficit (current assets less current liabilities) of ($32.9) million compared to a deficit of ($80.2) million at December 31, 2008. The working capital deficit at June 30, 2009 related to two mortgage loans that were classified as current liabilities in the Condensed Consolidated Balance Sheet: Pool 3, with a working capital deficit of ($42.1) million and a single-asset mortgage loan secured by the Holiday Inn Phoenix, AZ, with a working capital deficit of ($9.5 million). The improvement in working capital from December 31, 2008 to June 30, 2009 was driven primarily by the extensions of Merrill Lynch Fixed Rate Pools 1 (“Pool 1”) and Pool 4, which were originally scheduled to mature on July 1, 2009. The status of each of these loans is discussed in further detail below.
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
Our ability to meet our short-term and long-term cash needs is dependent on a number of factors, including the current severe economic recession and our ability to refinance or extend our mortgage indebtedness as it matures. As discussed in further detail below, $45.7 million of our mortgage debt matures on October 1, 2009 and we are currently in discussions with the special servicer to negotiate a long-term extension. We believe that the anticipated cash flow from the hotels securing the debt may not be sufficient to meet the related debt service obligations in the near-term and it may be necessary to transfer the properties securing this indebtedness to the lender in satisfaction of our obligation. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on our cash flows. We are also pursuing opportunities to refinance Pool 1, which matures on July 1, 2010. However, in light of the current credit markets generally and the real estate credit markets specifically, the terms of any future indebtedness could result in significantly higher debt service payments. Moreover, our ability to extend or refinance our other mortgage debt in the future and to fund our long-term financial needs and sources of working capital are similarly subject to uncertainty. While we believe we have sufficient liquidity to be able to meet our operating expenses, debt service and principal payments, and planned capital expenditures over the next 12 months, we can provide no assurance that we will be able to do so.

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
If we default on our mortgage debt our lenders could seek to foreclose on the properties securing the debt, which could cause our loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Similarly, we could lose the right to operate hotels under nationally recognized brand names, and one or more of our franchise agreements could be terminated leading to additional defaults and acceleration under other loan agreements, as well as obligations to pay liquidated damages if we do not find a suitable replacement franchisor. In addition, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to refinance or extend the maturity of our mortgage debt and maintain sufficient cash flow to fund our operations, we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders. See “Item 1A. Risk Factors” of our Form 10-K for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
Covenant Compliance
At June 30, 2009, we had two hotels classified as held for sale. However, because of the deteriorating economic conditions, the proceeds from the sale of these assets could be lower than currently anticipated.
As of June 30, 2009, the Company was in compliance with all of its financial debt covenants, except for the debt yield ratios related to the Merrill Lynch Fixed Rate Pools 3 and 4, with outstanding principal balances of $45.7 million and $35.6 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. This could negatively impact our cash flows. Pool 4 is currently operating under the provisions of the cash trap. As of June 30, 2009, the cash trap balance held in a restricted cash account totaled approximately $27,000.
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
Mortgage Debt
The Company and the special servicer for Pool 1 have agreed to two six-month extensions of the maturity date for Pool 1. Assuming that the second six-month extension is exercised by us, the maturity date of Pool 1 will be July 1, 2010. The interest rate on Pool 1 will remain fixed at 6.58% during the term of the extension. In July 2009, we paid the special servicer an extension fee of approximately $0.2 million and will pay an additional extension fee of approximately $0.3 million if we choose to exercise the second six-month extension. Additionally, in July 2009, we made a principal reduction payment of $2.0 million, and will make an additional $1.0 million principal reduction payment on or before December 30, 2009 if the second six-month extension is exercised. We also have agreed to make additional principal reduction payments of approximately $0.1 million per month during the first six-month extension and approximately $0.2 million per month during the second six-month extension, if exercised. We have the ability and intent to exercise the remaining extension option, which would extend the maturity date to July 2010. As such, we have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009. Pool 1 is secured by four hotels.
Pool 3, with an outstanding balance of $45.7 million at June 30, 2009, was also scheduled to mature on July 1, 2009. We have entered into an agreement to extend the maturity to October 1, 2009. We are currently negotiating a longer-term maturity extension. However, management can provide no assurance that we will be able to refinance or extend the debt. In addition, management believes that the anticipated cash flow from the hotels securing the debt may not be sufficient to meet the related debt service obligations in the near-term. Accordingly, it may be necessary to transfer the properties securing this indebtedness to the lender in satisfaction of our obligation. In accordance with the terms of the franchise agreement, we could be required to pay liquidated damages to the franchisors upon transfer of the hotels to the lender. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lender will have a material adverse effect on our cash flows. This mortgage loan is secured by six hotels.

The Company and the special servicer have agreed to extend the maturity date of Pool 4 to July 1, 2012. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, we paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The Company and the special servicer also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, we may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. We also agreed to pay the lender an “exit fee” upon a full or partial repayment of the loan. The amount of this fee will increase each year but, assuming the loan is held for the full three year term, will effectively increase the current interest rate by 100 basis points per annum. The Company also has issued a full recourse guaranty of Pool 4 in connection with this amendment. Pool 4 is secured by six hotels.
Our efforts to sell the Holiday Inn Phoenix, AZ, which is secured by a single-asset mortgage with an outstanding balance of $9.4 million as of June 30, 2009, have been unsuccessful. We believe the hotel is currently worth less than the related mortgage debt and the hotel’s operating performance continues to decline due in large part to oversupply in the local market. The mortgage debt is non-recourse to the Company, except in certain limited circumstances (which the Company believes does not apply in this case), and is not cross-collateralized with any other mortgage debt. Accordingly, in April 2009, we notified the lender that we intend to surrender the hotel to the lender and we ceased making mortgage payments in May 2009. We are in ongoing discussions with the lender to return the hotel to the lender on a consensual basis. As expected, we received a notice from the lender that the debt had been accelerated. Therefore, we have classified this loan as current in the Condensed Consolidated Balance Sheet as of June 30, 2009. In July 2009, a court-appointed receiver was designated to manage the hotel. In addition, the lender recorded a Notice of Trustee’s Sale with respect to the hotel, the first step in anticipation of foreclosing on the hotel. In accordance with the terms of the franchise agreement, we could be required to pay liquidated damages to the franchisor upon transfer of the hotel to the lender.
Certain other mortgage debt will mature in 2009, but each has extension options available to us based upon certain conditions. Specifically, the loan with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC was scheduled to mature on December 9, 2007. However, we exercised the first and second one-year extension options, which extended the maturity to December 9, 2009. In order to exercise the remaining one-year extension option, there must not be an existing event of default under the loan documents, we must purchase an interest rate protection agreement capping LIBOR at 6.05% and we must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at June 30, 2009 was $18.4 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009.
Additionally, we are a party to another loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. However, we exercised the first of three one-year extension options, which extended the maturity date of the loan to March 9, 2009. In March 2009, we exercised the second extension option, which extended the loan maturity to March 9, 2010. We contemporaneously entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. This loan has one remaining extension option that, if exercised, would extend the loan maturity to March 9, 2011. In order to successfully extend the loan, there must be no existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.00%, and the Company must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at June 30, 2009 was $20.8 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009.
We are also a party to a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., which is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. We exercised the first of three one-year extensions, which extended the maturity date to May 1, 2010, and purchased an interest rate protection agreement, capping LIBOR at 5.00%. No extension fee was payable in connection with the first extension option. An extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at June 30, 2009 was $130.0 million. We have the intent and ability to exercise the second extension option, which would extend the term to May 2011, and as such, have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of June 30, 2009. The terms of the loan agreement required completion of a garage renovation for one of the hotels securing the loan no later than July 2009. Due to an expansion in the scope of work, unforeseen construction complications and resulting budget increases determined after the work commenced, we notified the lender that the renovation would not be completed as per the original timetable. We continue to work on the renovation and plan to have it completed as soon as practical. We have been in discussions with our lender to reach an agreement to extend the completion date. However, we can provide no assurance that we will be able to reach such an agreement. Our failure to reach an agreement to extend this project completion date could result in a default claim by the lender, to which we believe we have available defenses.
While we believe that we will be able to extend the mortgage loans that contain extension options as described above, there can be no assurance that we will be able to do so.
One single-asset mortgage loan, which is secured by the SpringHill Suites Pinehurst, NC, matures in June 2010 with no extension options. As of June 30, 2009, the outstanding balance of $3.0 million was classified as current in the Condensed Consolidated

Balance Sheet. Management intends to refinance this loan prior to its maturity. All other mortgage loans have scheduled maturity dates beyond 2010.
Interest Rate Cap Agreements
As discussed above, we have entered into three interest rate cap agreements to manage our exposure to fluctuations in the interest rate on its variable rate debt. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. We have not elected to follow the hedging requirements of SFAS No. 133.
The aggregate fair value of the interest rate caps as of June 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $15.5 million in the first six months of 2009, compared to $14.6 million for the same period in 2008. The increase in cash generated by operations was largely attributable to the timing and amount of insurance and real estate tax prepayments and the release of certain escrow balances.
Investing activities
Investing activities used cash of $3.2 million in the first six months of 2009. We expended $17.4 million for capital improvements and withdrew $3.8 million from the capital expenditure reserves with our lenders. We received proceeds of $12.6 million from the sale of three hotels, net of selling costs and a note receivable from the buyer. In addition, we deposited $2.1 million in our restricted cash accounts.
Investing activities used cash of $7.8 million in the first six months of 2008. Capital improvements were $25.5 million and we deposited $0.4 million in our restricted cash accounts. We withdrew $5.1 million from the capital expenditure reserves with our lenders. We received net proceeds of $7.7 million from the sale of assets. In addition, we received $5.2 million of net insurance proceeds related to casualty claims.
Financing activities
Financing activities used cash of $9.1 million in the first six months of 2009. We made principal payments of $9.2 million, including $6.8 million to partially defease one of the Company’s mortgage loans.
Financing activities used cash of $24.8 million in the first six months of 2008. We purchased $16.8 million of treasury stock and made principal payments of $8.0 million, including $5.5 million to release a hotel as collateral on a mortgage loan in order to sell the hotel.
Debt and Contractual Obligations
See discussion of our Debt and Contractual Obligations in our Form 10-K and Notes 7 and 8 to our Condensed Consolidated Financial Statements in this report.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk
We are exposed to interest rate risks on our variable rate debt. At June 30, 2009 and December 31, 2008, we had outstanding variable rate debt (including debt secured by assets held for sale) of approximately $169.2 million and $169.5 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR as of June 30, 2009 would be a reduction in income before income taxes of approximately $0.4 million.

We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of June 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at June 30, 2009 and December 31, 2008 was not material. The impact on annual results of operations of a hypothetical one percentage point interest rate reduction as of June 30, 2009 would be a reduction in income before income taxes of approximately $0.1 million.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one percentage point interest rate increase on the outstanding fixed-rate debt at June 30, 2009 would be approximately $0.6 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	Our ability to refinance or extend our mortgage indebtedness as it becomes due;

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices;

•	The impact of continued disruptions in the stock and credit markets and potential failures of financial institutions on our ability to access capital; and

•	The risks identified in our Form 10-K under “Risks Related to Our Business” and “Risks Related to Our Common Stock” and the risks in our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009.
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
Based on an evaluation of our disclosure controls and procedures carried out as of June 30, 2009, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, except as discussed below.
Provisions for liquidated damages in our franchise agreements could require us to pay material amounts to our franchisors if we are forced to turn over properties to our lenders.
If we are unable to refinance, extend or repay certain mortgage indebtedness and it becomes necessary to transfer a property to a lender in satisfaction of our obligations, we could be required to pay liquidated damages under the franchise agreement associated with such property. Significant payments of liquidated damages could adversely affect our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to the Company’s purchases of common stock made during the three months ended June 30, 2009.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares	Average Price	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
April 2009	740	$2.52	—	$5,599,458
May 2009	—	$—	—	$5,599,458
June 2009	—	$—	—	$5,599,458

	740	$2.52	—

(1)	The total number of shares purchased represents shares of employee nonvested stock awards withheld by the Company to satisfy employee tax obligations and repurchased by the Company at an aggregate cost of $2,000.
Item 4. Submission of Matters to a Vote of Security Holders.
          Lodgian held its 2009 Annual Meeting of Stockholders, or Annual Meeting, on April 27, 2009. At the Annual Meeting, the stockholders of Lodgian elected Stewart J. Brown, Alex R. Lieblong, Paul J. Garity, Michael J. Grondahl, W. Blair Allen , John W. Allison and Mark S. Oei to serve as directors for a one year term until our 2010 Annual Meeting.
          The total number of shares of common stock entitled to vote at our 2009 Annual Meeting was 21,690,330. A total of 18,684,032 shares of common stock were represented in person or by proxy at the Annual Meeting. The follow table sets forth, with respect to each of the directors elected, the number of votes cast for, and the number of votes withheld, with respect to his election.

Nominee	Votes For	Votes Withheld
Stewart J. Brown	16,353,273	2,330,759
Alex R. Lieblong	16,353,273	2,330,759
Paul J. Garity	16,349,322	2,334,710
Peter T. Cyrus	16,365,794	2,318,238
Michael J. Grondahl	16,352,440	2,331,592
W. Blair Allen	16,344,875	2,339,157
Mark S. Oei	16,334,040	2,349,992
John W. Allison	16,321,895	2,362,137
          The stockholders of Lodgian also voted at our 2009 Annual Meeting to permit the board of directors to implement a reverse stock split at one of the following ratios: 1-for-5, 1-for-5 1/2, 1-for-6, 1-for-6 1/2, 1-for-7, 1-for-7 1/2, 1-for-8, 1-for-8 1/2, 1-for-9, 1-for-9 1/2 or 1-for-10. There were 14,753,807 votes cast for ratification, 3,926,962 votes against and 3,263 shares abstained from voting.
          In addition, at our 2009 Annual Meeting, the stockholders of Lodgian ratified the selection of Deloitte & Touche, LLP as our Independent Registered Public Accounting Firm. There were 16,508,073 votes cast for ratification, 2,170,721 votes against and 5,238 shares abstained from voting.
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

LODGIAN, INC.
	By:	/s/ DANIEL E. ELLIS
Daniel E. Ellis
Date: August 6, 2009		President and Chief Executive Officer

	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Date: August 6, 2009		Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 6, 2004).

4.2	Class B Warrant Agreement, dated as of November 25, 2002, between Lodgian, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated July 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed on July 23, 2009).

31.1	Sarbanes-Oxley Section 302 Certification by the CEO.**

31.2	Sarbanes-Oxley Section 302 Certification by the CFO.**

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO.**

**	Filed herewith.