Form 10-Q
period 2009-09-30
LODGIAN INC
filed 2009-11-05
CIK 1066138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     (Former name, former address and former fiscal year, if changed since last report): Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2009

Common	21,685,094

LODGIAN, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,647	$20,454
Cash, restricted	9,419	8,179
Accounts receivable (net of allowances: 2009 - $257; 2008 - $263)	7,035	7,115
Inventories	3,100	2,983
Prepaid expenses and other current assets	15,342	21,257
Assets held for sale	4,554	33,021

Total current assets	64,097	93,009

Property and equipment, net	403,815	447,366
Deposits for capital expenditures	5,586	11,408
Other assets	4,893	3,631

	$478,391	$555,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,152	$7,897
Other accrued liabilities	23,674	22,897
Advance deposits	1,619	1,293
Current portion of long-term liabilities	102,614	124,955
Liabilities related to assets held for sale	607	16,167

Total current liabilities	133, 666	173,209

Long-term liabilities	208,935	194,800

Total liabilities	342,601	368,009

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,148,819 and 25,075,837 issued at September 30, 2009 and December 31, 2008, respectively	252	251
Additional paid-in capital	331,601	330,785
Accumulated deficit	(155,344)	(105,246)
Accumulated other comprehensive income	64	1,262
Treasury stock, at cost, 3,827,603 and 3,806,000 shares at September 30, 2009 and December 31, 2008, respectively	(39,692)	(39,647)

Total stockholders’ equity attributable to common stock	136,881	187,405
Noncontrolling interest	(1,091)	—

Total stockholders’ equity	135,790	187,405

	$478,391	$555,414

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited in thousands, except per share data)

Revenues:
Rooms	$38,095	$46,679	$114,415	$139,891
Food and beverage	10,469	12,545	33,852	40,011
Other	2,028	2,176	5,689	6,376

Total revenues	50,592	61,400	153,956	186,278

Direct operating expenses:
Rooms	10,952	12,200	31,818	35,562
Food and beverage	7,784	9,070	23,706	27,740
Other	1,264	1,548	3,881	4,473

Total direct operating expenses	20,000	22,818	59,405	67,775

	30,592	38,582	94,551	118,503

Other operating expenses:
Other hotel operating costs	15,670	18,287	46,229	53,885
Property and other taxes, insurance, and leases	4,147	4,226	12,829	12,338
Corporate and other	4,289	4,373	11,458	13,742
Casualty losses (gains), net	38	(57)	133	(57)
Depreciation and amortization	8,774	8,120	26,067	23,578
Impairment of long-lived assets	34,165	1,393	35,349	9,114

Total other operating expenses	67,083	36,342	132,065	112,600

Operating (loss) income	(36,491)	2,240	(37,514)	5,903

Other income (expenses):
Interest income and other	16	241	98	907
Interest expense	(3,304)	(4,821)	(10,598)	(14,768)

Loss before income taxes and noncontrolling interest	(39,779)	(2,340)	(48,014)	(7,958)
(Provision) benefit for income taxes — continuing operations	(10)	81	(29)	(6)

Loss from continuing operations	(39,789)	(2,259)	(48,043)	(7,964)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	2,841	(3,870)	(3,342)	759
Benefit (provision) for income taxes — discontinued operations	158	(54)	196	(129)

Income (loss) from discontinued operations	2,999	(3,924)	(3,146)	630

Net loss	(36,790)	(6,183)	(51,189)	(7,334)
Less: Net loss attributable to noncontrolling interest	589	—	1,091	—

Net loss attributable to common stock	$(36,201)	$(6,183)	$(50,098)	$(7,334)

Basic and diluted net loss per share attributable to common stock	$(1.70)	$(0.29)	$(2.35)	$(0.33)

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Attributable to Common Stock
					Accumulated			Total
			Additional		Other			Attributable		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		to Common	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Stock	Interest	Equity
	(Unaudited in thousands, except share data)

Balance, December 31, 2008	25,075,837	$251	$330,785	$(105,246)	$1,262	3,806,000	$(39,647)	$187,405	$—	$187,405
Amortization of unearned stock compensation	—	—	817	—	—	—	—	817	—	817
Issuance and vesting of nonvested shares	72,982	1	(1)	—	—	—	—	—	—	—
Repurchases of treasury stock	—	—	—	—	—	21,603	(45)	(45)	—	(45)
Net loss	—	—	—	(50,098)	—	—	—	(50,098)	(1,091)	(51,189)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(1,198)	—	—	(1,198)	—	(1,198)

Balance, September 30, 2009	25,148,819	$252	$331,601	$(155,344)	$64	3,827,603	$(39,692)	$136,881	$(1,091)	$135,790

See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(unaudited in thousands)

Net loss attributable to common stock	$(36,201)	$(6,183)	$(50,098)	$(7,334)

Currency translation adjustments (estimated taxes nil)	31	(557)	(1,198)	(1,032)
Less: reclassification adjustment for losses included in net income (estimated taxes nil)	—	—	1,156	—

Comprehensive loss	$(36,170)	$(6,740)	$(50,140)	$(8,366)

The reclassification adjustment for losses included in net income represents the realization of currency translation adjustments upon the sale of the Holiday Inn Windsor, Ontario, Canada.
See notes to condensed consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(unaudited in thousands)
Operating activities:
Net loss	$(51,189)	$(7,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,099	23,598
Impairment of long-lived assets	44,119	16,917
Stock compensation expense	817	845
Casualty loss (gain), net	134	(5,640)
Gain on asset dispositions	(1,824)	(2,303)
(Gain) loss on extinguishment of debt	(174)	537
Gain on deconsolidation	(4,236)	—
Amortization of deferred financing costs	845	1,120
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	44	(2,232)
Inventories	(130)	(566)
Prepaid expenses and other assets	1,664	(1,910)
Accounts payable	1,941	(1,585)
Other accrued liabilities	1,216	(373)
Advance deposits	291	179

Net cash provided by operating activities	19,617	21,253

Investing activities:
Capital improvements	(19,528)	(35,758)
Proceeds from sale of assets, net of related selling costs and note receivable from buyer	12,641	10,873
Withdrawals for capital expenditures	5,747	4,195
Insurance proceeds related to casualty claims, net	—	5,244
Payments related to casualty damage, net	(134)	—
Net increase in restricted cash	(1,240)	(1,133)
Other	(20)	(25)

Net cash used in investing activities	(2,534)	(16,604)

Financing activities:
Proceeds from exercise of stock options	—	23
Principal payments on long-term debt	(13,052)	(18,004)
Purchases of treasury stock	(45)	(19,834)
Payments of deferred financing costs	(61)	—
Defeasance proceeds (payments), net	224	(487)

Net cash used in financing activities	(12,934)	(38,302)

Effect of exchange rate changes on cash	44	(184)

Net increase (decrease) in cash and cash equivalents	4,193	(33,837)
Cash and cash equivalents at beginning of year	20,454	54,389

Cash and cash equivalents at end of year	$24,647	$20,552

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest, net of the amounts capitalized shown below	$10,248	$15,463
Interest capitalized	291	251
Income tax (refunds) payments, net	(201)	157
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	—	73
Purchases of property and equipment on account	702	2,622
Note receivable from buyer of sold hotel	1,850	—
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
As of September 30, 2009, the Company operated 37 hotels with an aggregate of 6,934 rooms, located in 22 states. Of the 37 hotels, 35 hotels, with an aggregate of 6,644 rooms, were held for use, while 2 hotels with an aggregate of 290 rooms, were held for sale.
As of September 30, 2009, the Company operated all but one of its hotels under franchises obtained from nationally recognized hospitality franchisors. The Company operated 17 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn and Holiday Inn Express brands. The Company operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, SpringHill Suites by Marriott and Residence Inn by Marriott brands. The Company operated an additional seven hotels under other nationally recognized brands.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 and cash flows for the nine months ended September 30, 2009 and September 30, 2008. The Company’s results for interim periods are not necessarily indicative of the results for the entire year. You should read these financial statements in conjunction with the consolidated financial statements and related notes included in the Form 10-K.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in Note 7, approximately $120 million of the Company’s outstanding mortgage debt was scheduled to mature in July 2009 and the current severe economic recession has negatively impacted the Company’s operating results, which affects operating cash flows as well as the ability to refinance the maturing indebtedness. The $120 million of mortgage indebtedness, which was originated in June 2004 by Merrill Lynch and securitized in the collateralized mortgage-backed securities market, was divided into three pools of indebtedness referred to by the Company as the Merrill Lynch Fixed Rate Pools 1, 3 and 4 (“Pool 1”, “Pool 3” and “Pool 4”, respectively). The Company has reached agreements with the special servicers of Pools 1 and 4 to extend the maturity dates to July 1, 2010 and July 1, 2012, respectively, and the Company is seeking to refinance Pool 1 in anticipation of the 2010 maturity date. However, management can provide no assurance that the Company will be able to refinance Pool 1.
Pool 3, with a principal balance of $45.5 million as of September 30, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for the Company to reach an agreement with the special servicer to modify Pool 3. No agreement has been reached and Pool 3 is now in default. Since no agreement has been reached, the Company expects to convey the six hotels which secure Pool 3 to the lender in full satisfaction of the debt. The Company believes that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term.

In addition, the Company is in default on a loan secured by the Crowne Plaza Worcester, MA which had a balance of $16.3 million as of September 30, 2009. The cash flow from the hotel was not sufficient to service the debt. As a result, the Company did not make the required debt service payment in September 2009 or October 2009. On October 23, 2009, the Company received notice from the lender that the mortgage had been accelerated, as anticipated. The Company does not expect further negotiation with the special servicer and intends to convey the hotel to the lender in full satisfaction of the debt.
Both Pool 3 and the Crowne Plaza Worcester, MA loan are non-recourse, except in certain limited circumstances which the Company believes are remote and are not cross-collateralized with any other of the Company’s mortgage debt. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lenders will have an adverse effect on the Company’s cash flows.
Conveying these hotels to the lenders, the severe economic recession and the tight credit markets could also have an adverse effect on the Company’s ability to extend or refinance Pool 1 on or prior to its maturity in July 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if the Company is unable to continue as a going concern.
In the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company makes estimates and assumptions which affect:
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
The following schedule summarizes the activity for the nine months ended September 30, 2009:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2008	2,499,921
Nonvested stock issued February 4, 2009	(286,503)
Nonvested stock issued February 12, 2009	(20,000)
Nonvested stock issued June 11, 2009	(15,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	21,603
Nonvested shares forfeited in 2009	18,117
Stock options forfeited in 2009	6,666

Available for issuance, September 30, 2009	2,224,804

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of September 30, 2009, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There was no stock option activity during the nine months ended September 30, 2009, other than 6,666 forfeitures.

A summary of options outstanding and exercisable (vested) at September 30, 2009 is as follows:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining Life	Average
Range of prices	Number	(In Years)	Exercise Price

$7.83 to $9.39	71,080	5.6	$9.05
$9.40 to $10.96	70,003	4.8	$10.51
$10.97 to $15.66	27,162	3.9	$15.21

	168,245	5.0	$10.65

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2009 was nil.
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
A summary of nonvested stock activity during the nine months ended September 30, 2009 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock	Fair Value
Balance, December 31, 2008	133,474	$10.41
Granted	321,503	2.59
Forfeited	(18,117)	3.84
Vested	(72,982)	10.28

Balance, September 30, 2009	363,878	$3.86

The aggregate fair value of nonvested stock awards that vested during the nine months ended September 30, 2009 was $0.1 million.
On March 16, 2009, the Committee approved the Lodgian, Inc. Executive Incentive Plan (the “Revised Plan”), which supersedes and replaces the Lodgian, Inc. Amended and Restated Executive Incentive Plan adopted by the Company on April 11, 2008 (the “Previous Plan”). The Revised Plan provides for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2009 calendar year will be awarded on or before March 15, 2010 and vest in two equal annual installments. The potential awards are divided into three categories. The first category of awards will be awarded upon the employee satisfying certain service conditions. The second category will be awarded dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category will be awarded dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense of $85,000 during the nine months ended September 30, 2009 based upon the assumed issuance of 330,840 shares of nonvested stock, with an estimated grant-date fair value of $1.65 per share.

A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of September 30, 2009 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense ($000’s)	Period (in years)
Nonvested Stock	$647	1.08
Revised Plan Nonvested Stock Awards	$397	2.46

Total	$1,044	1.61

In accordance with U.S. GAAP, the Company records compensation expense based on estimated forfeitures and revises compensation expense, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine months ended September 30, 2009, the Company determined that the actual forfeiture rate was lower than previously estimated for certain stock awards and higher than previously estimated for certain other stock awards. As a result, the Company recorded a net $43,000 adjustment to increase compensation expense related to those stock awards.
Compensation expense for the three months ended September 30, 2009 and 2008 is summarized below:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
Nonvested Stock	$229	$89	$224	$87
Revised Plan Nonvested Stock Awards	53	21	72	28

Total	$282	$110	$296	$115

Compensation expense for the nine months ended September 30, 2009 and 2008 is summarized below:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit
Stock Options	$—	$—	$(51)	$(20)
Nonvested Stock	732	284	777	302
Revised Plan Nonvested Stock Awards	85	33	119	46

Total	$817	$317	$845	$328

4. Treasury Stock
During the nine months ended September 30, 2009, 72,982 shares of nonvested stock awards vested, of which 21,603 shares were withheld to satisfy tax obligations and were included in the treasury stock balance of the Company’s balance sheet. The aggregate cost of these shares was approximately $45,000.
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
Assets Held for Sale and Discontinued Operations
Management considers an asset to be held for sale when the following criteria are met in accordance with U.S. GAAP:
a)	Management commits to a plan to sell the asset;

b)	The asset is available for immediate sale in its present condition;

c)	An active marketing plan to sell the asset at a reasonable price has been initiated;

d)	The sale of the asset is probable within one year; and

e)	It is unlikely that significant changes to the plan to sell the asset will be made.
Upon designation of a property as an asset held for sale, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs, and the Company ceases depreciation of the asset.
In accordance with U.S. GAAP, the Company has included the hotel assets sold as well as the hotel assets held for sale (including any related impairment charges) in Discontinued Operations in the related Condensed Consolidated Statements of Operations. The assets held for sale at September 30, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) from discontinued operations before income taxes” in the Condensed Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
Consistent with the accounting policy on asset impairment, and in accordance with U.S. GAAP, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The fair value of the held for sale asset is based on the estimated selling price less estimated costs to sell. Management’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on management’s determination, and management remains responsible for the impact of the estimate on the financial statements. The estimated selling costs are generally based on the Company’s experience with similar asset sales. The Company records impairment charges and writes down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell.
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended September 30, 2009 included the following:
•	$1.0 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs; and

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $8.8 million recorded during the nine months ended September 30, 2009 included the following:
•	$4.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$3.1 million on the Holiday Inn Phoenix, AZ to reflect the property’s estimated fair value;

•	$0.8 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs;

•	$0.5 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million to record the disposal of replaced assets at various hotels.
The impairment of long-lived assets held for sale of $6.3 million recorded during the three months ended September 30, 2008 included the following:
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;

•	$1.2 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$1.0 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs; and

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the then current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $7.8 million recorded during the nine months ended September 30, 2008 included the following:
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;

•	$1.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$1.6 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities, and, as of December 31, 2008, long-term debt. In June 2009, the Company reclassified the Holiday Inn Phoenix, AZ from held for sale to held for use because the Company no longer intended to sell the hotel. Rather, the Company notified the lender that it intended to surrender the hotel in full satisfaction of the debt. The Company recorded a $3.1 million impairment charge upon reclassification to write down the book value of the hotel to its estimated fair value. The Company surrendered control of the hotel to a court-appointed receiver in July 2009. The hotel was deconsolidated upon surrender of control and, as a result, was excluded from the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009. The results of operations up to the date of deconsolidation, including a $4.2 million gain on deconsolidation, were included in discontinued operations in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2009, the held for sale portfolio consisted of the following 2 hotels:
•	French Quarter Suites Memphis, TN

•	Ramada Plaza Northfield, MI
Summary balance sheet information for assets held for sale is as follows:

	September 30, 2009	December 31, 2008

Property and equipment, net	$3,723	$31,351
Other assets	831	1,670

Assets held for sale	$4,554	$33,021

Other liabilities	$607	$6,886
Long-term debt	—	9,281

Liabilities related to assets held for sale	$607	$16,167

Summary statement of operations information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenues	774	7,703	7,101	25,792
Total expenses	(970)	(6,670)	(7,537)	(23,937)
Impairment of long-lived assets	(1,218)	(6,306)	(8,770)	(7,803)
Business interruption proceeds	—	—	—	672
Interest income and other	75	9	76	25
Interest expense	(56)	(401)	(445)	(1,339)
Casualty (losses) gains, net	—	—	(1)	5,583
Gain on asset disposition	—	2,303	1,824	2,303
Gain on deconsolidation	4,236	—	4,236	—
(Loss) gain on extinguishment of debt	—	(508)	174	(537)
Benefit (provision) for income taxes	158	(54)	196	(129)

Income (loss) from discontinued operations	$2,999	$(3,924)	$(3,146)	$630

In addition to the assets held for sale listed above, the hotels that were sold prior to September 30, 2009 were included in the statement of operations for discontinued operations for 2008.
Discontinued operations are not segregated in the condensed consolidated statements of cash flows.
6. Income (Loss) Per Share
The computation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:
Loss from continuing operations	$(39,789)	$(2,259)	$(48,043)	$(7,964)
Less: Net loss attributable to noncontrolling interest	589	—	1,091	—

Loss from continuing operations attributable to common stock	(39,200)	(2,259)	(46,952)	(7,964)
Income (loss) from discontinued operations	2,999	(3,924)	(3,146)	630

Net loss attributable to common stock	$(36,201)	$(6,183)	$(50,098)	$(7,334)

Denominator:
Basic and diluted weighted average shares	21,321	21,412	21,313	21,944

Basic and diluted (loss) income per common share:
Loss from continuing operations attributable to common stock	$(1.84)	$(0.11)	$(2.20)	$(0.36)
Income (loss) from discontinued operations	0.14	(0.18)	(0.15)	0.03

Net loss attributable to common stock	$(1.70)	$(0.29)	$(2.35)	$(0.33)

For the three and nine months ended September 30, 2009, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 168,245 shares of common stock), the assumed vesting of 363,878 shares of nonvested stock, the assumed issuance of 330,840 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
For the three and nine months ended September 30, 2008, the Company did not include the shares associated with the assumed exercise of stock options (options to acquire 177,244 shares of common stock), the assumed vesting of 146,141 shares of nonvested stock, the assumed issuance of 108,089 shares of Revised Plan nonvested stock awards, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) because their inclusion would have been antidilutive.
7. Long-Term Liabilities
As of September 30, 2009, 33 of the Company’s 37 hotels are pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance or defeasance obligations if the Company repays them prior to their maturity. Approximately 46% of the mortgage debt bears interest at fixed rates and approximately 54% of the mortgage debt is subject to floating rates of interest.

The mortgage notes also subject the Company to certain financial covenants, including leverage and coverage ratios. As of September 30, 2009, the Company believes it was in compliance with all of its financial debt covenants, except for the debt yield ratios related to Pool 3 and Pool 4, with outstanding principal balances of $45.5 million and $34.9 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. As of September 30, 2009, Pool 4 was operating under the provisions of the cash trap and approximately $27,000 was held in a restricted cash account. The Company expects to convey to the Pool 3 lenders the hotels that serve as collateral in full satisfaction of Pool 3.
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
A summary of the Company’s long-term debt by debt pool, along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the debt, is below:

	September 30, 2009			December 31, 2008
		Property,
		plant and
	Number of	equipment,	Long-term	Long-term
	Hotels	net	obligations	obligations	Interest rates at September 30, 2009

Mortgage Debt
Goldman Sachs (1)	10	$121,661	$130,000	$130,000	LIBOR plus 1.50%; capped at 6.50%
Merrill Lynch Fixed Rate Pool 1 (2)	4	64,689	36,125	39,372	6.58%
Merrill Lynch Fixed Rate Pool 3 (3)	6	46,408	45,500	53,031	6.58%
Merrill Lynch Fixed Rate Pool 4 (4)	6	80,154	34,868	35,984	6.58%
IXIS (5)	3	17,966	20,753	20,977	LIBOR plus 2.95%; capped at 7.45%
IXIS — Holiday Inn Hilton Head, SC	1	16,202	18,353	18,530	LIBOR plus 2.90%; capped at 7.90%
Wachovia — Crowne Plaza Worcester, MA	1	9,627	16,270	16,501	6.04%
Wachovia — Holiday Inn Phoenix, AZ (6)	—	—	—	9,478	n/a
Wachovia — Holiday Inn Express Palm Desert, CA	1	5,404	5,676	5,767	6.04%
Wachovia — SpringHill Suites by Marriott Pinehurst, NC	1	5,701	2,937	2,988	5.78%

Total	33	367,812	310,482	332,628	4.08%(7)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	—	42
Other	—	—	1,067	1,342

	—	—	1,067	1,384

Property, plant and equipment — Unencumbered	4	39,726	—	—

	37	407,538	311,549	334,012
Held for sale	(2)	(3,723)	—	(14,257)

Held for use (8)	35	$403,815	$311,549	$319,755

(1)	The hotels that secure this debt are: Crowne Plaza Albany, NY; Holiday Inn BWI Baltimore, MD; Residence Inn Dedham, MA; Hi lton Ft. Wayne, IN; Radisson Kenner, LA; Courtyard by Marriott Lafayette, LA; Holiday Inn Meadow Lands Pittsburgh, PA; Holiday Inn Santa Fe, NM; Crowne Plaza Silver Spr ing, MD; and Courtyard by Marriott Tulsa, OK.

(2)	The hotels that secure this debt are: Courtyard by Marriott Atlanta-Buckhead, GA; Marriott Denver, CO; Four Points by Sheraton Philadelphia, PA; and Holiday Inn Strongsville, OH.

(3)	The hotels that secure this debt are: Courtyard by Marriott Abilene, TX; Courtyard by Marriott Bentonville, AR; Courtyard by Marriott Florence, KY; Holiday Inn Inner Harbor Baltimore, MD; Crowne Plaza Houston, TX; and Fairfield Inn by Marriott Merrimack, NH.

(4)	The hotels that secure this debt are: Hilton Columbia, MD; Wyndham DFW Dallas, TX; Residence Inn by Marriott Little Rock, AR; Holiday Inn Myrtle Beach, SC; Courtyard by Marriott Paducah, KY; and Crowne Plaza West Palm Beach, FL.

(5)	The hotels that secure this debt are: Crowne Plaza Phoenix, AZ; Radisson Phoenix, AZ; and Crowne Plaza Pittsburgh, PA.

(6)	The Company surrendered control of the Holiday Inn Phoenix, AZ in July 2009. All assets and liabilities, including the related debt, were deconsolidated from the Company’s balance sheet upon surrender of control.

(7)	The rate represents the annual effective weighted average cost of debt at September 30, 2009.

(8)	Long-term debt obligations at September 30, 2009 and December 31, 2008 include the current portion of $102.6 million and $125.0 million, respectively.
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
In April 2009, the Company notified the lender for the Holiday Inn Phoenix, AZ that it intended to surrender the hotel to the lender as it was the Company’s belief that the hotel was worth substantially less than the $9.4 million of mortgage debt encumbering the hotel. The Company believed that it was unlikely that the value of the hotel would increase in the near or intermediate term and the hotel’s operating performance continued to decline. The Company ceased making mortgage payments in May 2009 and began discussions with the lender to return the hotel on a consensual basis. In July 2009, the Company surrendered control of the hotel to a court-appointed receiver. The hotel was deconsolidated upon surrender of control and, as a result, all assets and liabilities, including the related loan balance, were excluded from the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009. The mortgage debt is non-recourse to Lodgian, except in certain limited circumstances which the Company believes are remote and is not cross-collateralized with any other of the Company’s mortgage debt. In accordance with the terms of the franchise agreement for this hotel, the franchisor could require the Company to pay liquidated damages as a result of the transfer of the hotel to the lender. The estimated potential liquidated damages totaled $0.9 million as of September 30, 2009. This amount is not reflected in the Company’s Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
The Merrill Lynch loans, with an aggregate principal balance of $116.5 million as of September 30, 2009, matured on July 1, 2009. The Company and the special servicer for Pool 1 have agreed to two six-month extensions of the maturity date for this indebtedness. The principal balance of Pool 1 was $36.1 million as of September 30, 2009. Assuming that the second six-month extension is exercised by the Company, the maturity date of Pool 1 will be July 1, 2010. The Company is seeking to refinance Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 will remain fixed at 6.58% during the term of the extension. In July 2009, the Company paid the special servicer an extension fee of approximately $0.2 million and will pay an additional extension fee of approximately $0.3 million if the Company chooses to exercise the second six-month extension. Additionally, in July 2009, the Company made a principal reduction payment of $2.0 million. The Company will make an additional $1.0 million principal reduction payment on or before December 30, 2009 if the second six-month extension is exercised. The Company also has agreed to make additional principal reduction payments of approximately $0.1 million per month during the first six-month extension and approximately $0.2 million per month during the second six-month extension, if exercised. The Company has classified this loan as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. Pool 1 is secured by four hotels.
Pool 3, with a principal balance of $45.5 million as of September 30, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for the Company to reach an agreement with the special servicer to modify Pool 3. No agreement has been reached and Pool 3 is now in default. The revenues generated by the six hotels which secure Pool 3 are deposited into a restricted cash account which is controlled by the special servicer. The Company is currently funding operating expenses in advance and then seeking reimbursement from the special servicer. As of September 30, 2009, operating expenses totaling $1.6 million were pending reimbursement from the special servicer, all of which were subsequently released from the restricted cash account. The Company believes that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term. Since a modification agreement has not been reached, the Company expects to convey the six hotels securing Pool 3 to the lender in full satisfaction of the loan. Pool 3 is non-recourse to the Company, except in limited circumstances which the Company believes are remote and is not cross-collateralized with any other mortgage debt. The Company has classified Pool 3 as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. In accordance with the terms of the franchise agreements associated with the Pool 3 hotels, the Company could be required to pay liquidated damages to the franchisors upon transfer of the hotels to the lender. The estimated potential liquidated damages totaled $6.1 million as of September 30, 2009. This amount is not reflected in the Company’s Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
The Company and the special servicer for Pool 4 have agreed to extend the maturity date to July 1, 2012. The principal balance of Pool 4 was $34.9 million as of September 30, 2009. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, the Company paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The parties also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, the Company may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. The Company also agreed to pay the lender an “exit fee” upon a full or partial repayment of Pool 4. The amount of this fee will increase each year but, assuming Pool 4 is held for the full three year term, the fee will effectively increase the current interest rate by 100 basis points per annum. The Company also has issued a full recourse guaranty of Pool 4 in connection with this amendment. The Company has classified Pool 4 as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009. Pool 4 is secured by six hotels.

The Goldman Sachs loan, with a principal balance of $130.0 million as of September 30, 2009, matured in May 2009. However, the loan agreement provides the Company with the option to extend the loan for three additional one-year periods, based upon certain conditions. The Company exercised the first option to extend the loan, which extended the term to May 2010. The Company has the ability and the intent to exercise the second option on the loan, which will extend the term to May 2011 and, as a result, has classified this loan as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009. This mortgage loan is secured by 10 hotels.
The Company has two mortgage loans with IXIS. One of these loans, with a principal balance of $18.4 million as of September 30, 2009, matured in December 2007. The Company exercised the first two one-year extensions, which extended the maturity date of the loan to December 9, 2009. In addition, the Company notified the lender of its intent to exercise the third one-year extension option, which will extend the maturity to December 9, 2010. As a result, the Company has classified this loan as long-term in the Condensed Consolidated Balance Sheets as of September 30, 2009. This mortgage loan is secured by one hotel. The second mortgage loan with IXIS, with a principal balance of $20.8 million as of September 30, 2009, matured in March 2008. The Company exercised the first and second of three available one-year extensions, which extended the maturity date of the loan to March 2010. The Company has the ability and intent to exercise the remaining extension option, which would extend the maturity date to March 2011. As a result, the Company has classified this loan as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009. This mortgage loan is secured by three hotels.
In September 2009, the Company ceased making mortgage payments on a loan secured by the Crowne Plaza Worcester, MA, which had a balance of $16.3 million as of September 30, 2009, because the hotel’s cash flow was not sufficient to service the debt. As a result, the loan is in default. On October 23, 2009, the Company received notice from the lender that the mortgage had been accelerated, as anticipated. The Company does not expect further negotiation with the special servicer and intends to convey the hotel to the lender in full satisfaction of the debt. The loan is non-recourse, except in certain limited circumstances which the Company believes are remote and is not cross-collateralized with any other mortgage debt. The Company classified the loan as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. In accordance with the terms of the franchise agreement associated with the Crowne Plaza Worcester, MA, the Company could be required to pay liquidated damages to the franchisor upon transfer of the hotel to the lender. The estimated potential liquidated damages totaled $1.3 million as of September 30, 2009. This amount is not reflected in the Company’s Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
One single-asset mortgage loan, which is secured by the SpringHill Suites Pinehurst, NC, matures in June 2010 with no extension options. As of September 30, 2009, the outstanding balance of $2.9 million was classified as current in the Condensed Consolidated Balance Sheet.
All other mortgage loans have scheduled maturity dates beyond 2010.
The fair value of the fixed rate mortgage debt at September 30, 2009 and December 31, 2008 (book value of $141.4 million and $163.1 million, respectively) is estimated at $144.1 million and $166.4 million, respectively. The fair value of the variable rate mortgage debt at September 30, 2009 and December 31, 2008 (book value of $169.1 and $169.5 million, respectively) is estimated at $145.6 million and $136.3 million, respectively.
Interest Rate Cap Agreements
The Company entered into three interest rate cap agreements to manage its exposure to fluctuations in the interest rate on its variable rate debt. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. The Company has not elected to follow the hedge accounting rules of U.S. GAAP.
The aggregate fair value of the interest rate caps as of September 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
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

To obtain these franchise affiliations, the Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. As part of the franchise agreements, the Company is generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain ancillary charges. These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs in the Condensed Consolidated Statement of Operations) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Continuing operations	$4,000	$4,459	$11,686	$13,235
Discontinued operations	32	609	535	2,015

	$4,032	$5,068	$12,221	$15,250

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
As of November 1, 2009, the Company has been or expects to be notified that it is in default and/or noncompliance with respect to two franchise agreements and is anticipating cure letters with respect to two franchise agreements as summarized below:
•	One hotel is in default of the franchise agreement for substandard guest satisfaction scores because the Company did not achieve scores above the required thresholds by July 2009. The hotel could be subject to termination of the franchise agreement if it does not achieve the required thresholds by the November 2009 cure date. However, since the Company recently completed some renovations at the hotel and is following an action plan for improvement, the Company anticipates that it will cure the default by the required date. This hotel is one of six hotels that serve as collateral for Pool 3. The Company expects to convey the six hotels to the lender in full satisfaction of Pool 3.

•	One hotel is in default of the franchise agreement for failure to complete a Property Improvement Plan (“PIP”). The Company did not cure the default by September 2009 and the hotel’s franchise agreement could be terminated by the franchisor. This hotel is also in default of the franchise agreement because of substandard guest satisfaction scores. A December 2009 cure date was established and the hotel could be subject to termination of the franchise agreement if it does not achieve the required thresholds by that date. The Company intends to convey this hotel to the lender in full satisfaction of the Crowne Plaza Worcester, MA loan. As a result, the franchisor has decided to forego extending the cure date regarding the failure to complete the PIP in anticipation of this transaction.

•	The Company is anticipating cure letters for two hotels to be delivered no later than February 2010.
The corporate operations team, as well as each property’s general manager and associates, have focused their efforts to cure each of these non-compliance or default issues through enhanced service by the required cure dates. The Company believes that it will cure the non-compliance and defaults before the applicable termination dates, except for one hotel which is in default for failure to complete a Property Improvement Plan. The Company spent approximately $2.8 million for capital improvements related to the action plans as of September 30, 2009. The Company cannot provide assurance that it will be able to cure the alleged instances of noncompliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or noncompliance.

Also, the Company’s loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements. The two hotels that are in default or non-compliance under their respective franchise agreements are part of the collateral security for an aggregate of $61.8 million of mortgage debt as of September 30, 2009.
A single franchise agreement termination could materially and adversely affect the Company’s revenues, cash flow and liquidity. If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures associated with the change of a brand. Moreover, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated guest loyalty, name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise agreement may result in a default under, and acceleration of, the related mortgage debt. This could materially and adversely affect the Company and its financial condition and results of operations. See “Item 1A. Risk Factors” in the Company’s Form 10-K for additional information.
Letters of Credit
As of September 30, 2009, the Company had three irrevocable letters of credit totaling $4.5 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Condensed Consolidated Balance Sheets. The letters of credit serve as guarantees for self-insured losses and certain utility and liquor bonds and will expire in November 2009, January 2010 and September 2010, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. At September 30, 2009 and December 31, 2008, the Company had accrued $8.7 million and $10.4 million, respectively, for these liabilities.
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
Casualty gains (losses) and business interruption insurance
All of the Company’s hotels are covered by property, casualty and business interruption insurance. The business interruption coverage begins on the date of closure and continues for nine months following the opening date of the hotel, to cover the revenue ramp-up period. Management believes the Company has sufficient coverage for business interruption and to pay claims that may be asserted against the Company by guests or others.
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
9. Income Taxes
For the year ended December 31, 2008, the Company had an estimated taxable loss of $3.4 million. Because the Company had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income taxes or alternative minimum taxes were due for the year ended December 31, 2008. A net loss was reported for federal income tax purposes for the year ended December 31, 2007 and no federal income taxes were paid. At December 31, 2008, net operating loss carryforwards of $377.7 million were available for federal income tax purposes of which $223.0 million were available for use. The net operating losses will expire in years 2018 through 2028. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, the Company’s ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date, the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2008, $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $171.5 million; losses not subject to 382 limitations are $51.5 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2008.
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset the Company’s net deferred tax asset. At September 30, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes. Only those losses available for use are reflected; these losses will expire in the years 2018 through 2028.
The Company was required to adopt the provisions of new FASB guidance with respect to all the Company’s tax positions as of January 1, 2007. While the new FASB guidance was effective on January 1, 2007, the new guidance applies to all open tax years. The only major tax jurisdiction in which the Company files income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005, 2006 and 2007 remain open. The Company has no significant unrecognized tax benefits; therefore, the adoption of the guidance had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued guidance which significantly changes the accounting for business combinations as described in Note 10. The Company has $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for the guidance, such reduction will affect the income tax provision in the period of release.
10. Recent Accounting Pronouncements
Recently Adopted Pronouncements
In June 2009, the FASB issued “Accounting Standards Codification” (the “Codification”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB made the Codification the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. In the FASB’s view, the Codification did not change U.S. GAAP for public entities. Therefore, other than the manner in which accounting guidance is referenced, the adoption of the Codification did not have a material impact on the Company’s results of operations and financial condition.
In September 2006, the FASB issued guidance to define fair value, establish a framework for measuring fair value and expand disclosure of fair value measurements. The fair value guidance does not require any new fair value measurements. The fair value guidance was effective in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of the fair value guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the fair value guidance for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. Since the Company’s existing fair value measurements are consistent with the provisions of the fair value guidance, and are not significant, the partial adoption did not have a material impact on the Company’s financial statements.
The three-level fair value hierarchy for disclosure of fair value measurements defined by the FASB is as follows:
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

The Company adopted the deferred portion of the fair value guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material impact on the Company’s financial statements.
The following table outlines, for each major category of assets and liabilities measured at fair value on a nonrecurring basis, the fair value as of September 30, 2009, as defined by the FASB hierarchy:

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Real Estate Assets — Held for Use Hotels	$56,475	$—	$—	$56,475	$(32,314)
Real Estate Assets — Held for Sale Hotels	4,000	—	4,000	—	(1,186)

	$60,475	$—	$4,000	$56,475	$(33,500)

The Company recorded fair value measurement losses of $32.3 million during the nine months ended September 30, 2009, to reflect the current fair market value of certain held for use assets which the Company expects to surrender to the lenders in full satisfaction of the related debt obligations. The Company’s estimate of the fair value of an asset is based on a number of factors, including the opinions of third-party brokers or appraisers or internally derived values (Level 3 inputs). While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on management’s determination, and management remains responsible for the impact of the estimate on the financial statements. The adjustments included the following (amounts below are individually rounded):
•	$17.1 million on the Holiday Inn Inner Harbor, MD;

•	$5.2 million on the Crowne Plaza Houston, TX;

•	$4.5 million on the Crowne Plaza Worcester, MD;

•	$2.5 million on the Fairfield Inn Merrimack, NH;

•	$1.6 million on the Courtyard by Marriott Bentonville, AR;

•	$1.2 million on the Courtyard by Marriott Florence, KY; and

•	$0.1 million on the Courtyard by Marriott Abilene, TX.
The Company recorded fair value measurement losses of $1.2 million during the nine months ended September 30, 2009, to reflect the current fair market value of its held for sale assets. Refer to Note 5 for further discussion.
The Company’s estimate of the fair value of an asset is based on a number of factors, including letters of intent or other indications of value from prospective buyers (Level 2 inputs), or, in the absence of such, the opinions of third-party brokers or appraisers or internally derived values (Level 3 inputs). While management may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on management’s determination, and management remains responsible for the impact of the estimate on the financial statements. Consistent with the accounting policy on asset impairment, and in accordance with U.S. GAAP, the held for sale assets are evaluated for impairment by comparing the carrying value to fair value less estimated selling costs. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down a held for sale hotel asset’s carrying value if the carrying value exceeds the estimated selling price less estimated selling costs.
In December 2007, the FASB issued guidance that significantly changes the accounting for business combinations. Under this guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, the new guidance includes a substantial number of new disclosure requirements. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009. The adoption did not have a material impact on the results of operations and financial condition. As discussed in

Note 9, the Company has $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for the business combination guidance, such reduction will affect the income tax provision in the period of release.
In December 2007, the FASB issued guidance establishing new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The new guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of the noncontrolling interest guidance on January 1, 2009. As a result of the adoption, the Company recorded noncontrolling interest as a component of equity in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity, and the net loss attributable to noncontrolling interests has been separately recorded in the Condensed Consolidated Statement of Operations.
The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2008 as if the provisions of the noncontrolling interest guidance were applied:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008

Loss from continuing operations	$(2,259)	$(7,964)
Less: Net loss attributable to noncontrolling interest	384	428

Loss from continuing operations attributable to common stock	(1,875)	(7,536)
(Loss) income from discontinued operations	(3,924)	630

Net loss attributable to common stock	$(5,799)	$(6,906)

Denominator
Basic and diluted weighted average shares	21,412	21,944

Basic and diluted (loss) income per common share:
Loss from continuing operations attributable to common stock	$(0.09)	$(0.34)
(Loss) income from discontinued operations	(0.18)	0.03

Net loss attributable to common stock	$(0.27)	$(0.31)

In March 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative and hedging activities. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a material impact on the results of operations and financial condition.
In June 2008, the FASB issued guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified by the FASB. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In June 2008, the FASB issued guidance to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This guidance clarifies the FASB’s intent that the disclosures required by the guidance should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The guidance is effective for financial statements issued for fiscal years ending after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a material impact on its disclosures, results of operations and financial condition.
In April 2009, the FASB issued guidance about business combinations, which amends previously issued guidance, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB guidelines. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of the guidance as of January 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the FASB issued guidance which provides additional guidance for estimating fair value in accordance with previously issued fair value guidance, when the volume and level of activity for the asset or liability have significantly decreased. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the FASB issued guidance which changes existing guidance for determining whether an impairment is other than temporary to debt securities. The guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of the guidance as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the FASB issued guidance which amends previously issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also amends guidance related to interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of the guidance as of April 1, 2009. The adoption did not have a material impact on its results of operations and financial condition.
On May 28, 2009, the FASB issued guidance to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the Company to disclose the date through which it evaluated subsequent events. The guidance is effective for interim or annual financial periods after June 15, 2009. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have a material impact on its results of operations and financial condition.
Recently Issued Pronouncements
In June 2009, the FASB issued guidance to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the guidance will have on its results of operations and financial condition.
In June 2009, the FASB issued guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the guidance will have on its results of operations and financial condition.
In August 2009, the FASB issued an accounting standards update to amend the guidance surrounding the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the following alternative valuation techniques: a valuation technique that uses the quoted price of either the identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of U.S. GAAP guidance on fair value. Two examples would be an income approach or a market approach. The guidance is effective for the first reporting period beginning after issuance (the fourth quarter of 2009 for the Company). The Company is in the process of evaluating the impact that the adoption of the guidance will have on its results of operations and financial condition.

In October 2009, the FASB issued an accounting standards update to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating the impact that the adoption of the guidance will have on its results of operations and financial condition.
11. Subsequent Events
In accordance with SFAS No. 165, the Company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued.
On October 21, 2009, the Company sold the Ramada Plaza Northfield, MI for a gross sales price of $3.0 million. In accordance with the terms of the agreement, the Company extended seller financing totaling $1.8 million to the purchaser. The net proceeds were used for general corporate purposes. Certain employees at the hotel were covered by one of two collective bargaining agreements, each of which required contributions to a multiemployer pension plan. The transaction was structured to comply with the asset purchase exemption under the Employee Retirement Income Security Act of 1974 (ERISA) and thereby avoid the occurrence of a withdrawal from either of the multiemployer pension plans. In the sale-purchase agreement, the purchaser agreed to continue to make contributions to each of the multiemployer pension plans. If the purchaser were to withdraw from one of the multiemployer pension plans during the five-year period that begins as of the pension plan’s first plan year following the date of sale, and the purchaser fails to pay the withdrawal liability assessed against it, the Company is secondarily liable for any withdrawal liability that the Company would otherwise have had to pay to such multiemployer pension plan but for the asset sale exemption. The Company has been advised that its potential withdrawal liability under the Unite Here National Retirement Fund is approximately $1,225,000. Its potential withdrawal liability under the Central Pension Fund of the International Union of Operating Engineers is not yet available. The purchaser has agreed to indemnify and hold the Company harmless for any secondary withdrawal liability as finally established and payable pursuant to ERISA to the extent the Company is required to pay any such withdrawal liability to either of the Pension Plans.
As of November 5, 2009, there were no additional subsequent events that required disclosure other than those that were disclosed in Notes 2 and 7.

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
As of September 30, 2009, we operated 37 hotels with an aggregate of 6,934 rooms, located in 22 states. Of the 37 hotels, 35 hotels, with an aggregate of 6,644 rooms, were held for use, while 2 hotels with an aggregate of 290 rooms, were held for sale. We consolidated all of these hotels in our financial statements. All of our hotels were wholly-owned and operated through subsidiaries, except for one hotel that we operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary served as the general partner, had a 51% voting interest and exercised significant control.
As of September 30, 2009, we operated all but one of our hotels under franchises obtained from nationally recognized hospitality franchisors. We operated 17 hotels under franchises obtained from InterContinental Hotels Group (“IHG”) as franchisor of the Crowne Plaza, Holiday Inn and Holiday Inn Express brands. We operated 12 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott, and Residence Inn by Marriott brands. We operated an additional seven hotels under other nationally recognized brands.
The severe economic recession has continued to put downward pressure on revenue per available room, or RevPAR, and profit margins in the lodging industry. The decline in RevPAR, occupancy and average daily rate, is driven by oversupply in certain markets, a significant decrease in demand as companies and individuals reduce their travel costs, and increased competition as many luxury and upper-upscale hotels are substantially discounting rates to attract customers in downstream segments. Costs in the lodging industry are largely fixed, thus declining revenues result in margin erosion. To partially mitigate margin erosion and to better position the company for the future, we remain focused on preserving market share, lowering costs and strengthening our balance sheet.
Our RevPAR declined 18.3% in the third quarter of 2009 and 17.8% year-to-date compared to the prior year periods. This compares to RevPAR declines of 16.9% in the third quarter of 2009 and 18.1% year-to-date compared to the prior year periods for the U.S. Lodging industry as a whole according to Smith Travel Research. We recognize the need to protect market share in these difficult economic conditions, especially given the intensely competitive environment, and our sales and revenue management teams are focused on retaining our existing customers and attracting new business.
This year, we have significantly reduced our cost structure, and we anticipate that these initiatives will result in estimated annualized savings of $3.7 million and $1.5 million in hotel and corporate costs, respectively. We have reduced headcount, implemented a freeze on merit increases, reduced or eliminated certain employee benefits, reduced cash bonuses at the corporate level, restructured the bonus program at the hotel level, and eliminated discretionary spending in several areas. We will continue to look for opportunities to lower costs in the future.
To strengthen our balance sheet, we are conducting a portfolio analysis. In July 2009, we surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver. We believed that the hotel was worth substantially less than the $9.4 million of mortgage debt encumbering the hotel and that it was unlikely that the value of the hotel would increase in the near or intermediate term. The hotel was deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balance were excluded from our balance sheet as of September 30, 2009. We have also determined that the cash flow generated by the hotels that secure two additional loans are not sufficient to fund their debt service requirements. One loan, Merrill Lynch Fixed Rate Pool 3, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify the loan. Since we were unable to reach a modification agreement, we expect to surrender the six hotels that secure Pool 3 to the lender in full satisfaction of the debt. The second loan is secured by the Crowne Plaza in Worcester, MA and we ceased servicing the loan in September 2009. We do not expect further negotiation with the special servicer and intend to convey the hotel to the lender in full satisfaction of the debt. Both loans are non-recourse, except in certain limited circumstances (which we believe are remote) and are not cross-collateralized with any other mortgage debt. Because we expect to surrender these seven hotels, we were required to perform a fair value assessment of the seven hotels during the third quarter of 2009 in accordance with U.S. GAAP. We concluded that the book value of the seven hotels exceeded fair value and recorded impairment charges totaling $32.3 million. Refer to “Liquidity and Capital Resources” for additional information.
Overview of Continuing Operations
Below is an overview of our results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, which are presented in more detail in “Results of Operations — Continuing Operations”:
•	Third quarter revenues decreased $10.8 million or 17.6%. Rooms revenues decreased $8.6 million, or 18.4%, as occupancy and average daily rate decreased 9.3% and 9.9%, respectively. Food and beverage revenues declined $2.1 million. Lower occupancy and fewer events held by our corporate customers contributed to the decrease.

•	As previously discussed, we are conducting a portfolio analysis to strengthen our balance sheet. At this time, we expect to convey seven hotels that secure two loans to the respective lenders in full satisfaction of the debt because the cash flows generated by these hotels are not sufficient to fund the debt service requirements. Because we expect to surrender the hotels, we were required to perform a fair value assessment of the seven hotels during the third quarter of 2009. We concluded that the book value of the seven hotels exceeded fair value and recorded impairment charges totaling $32.3 million.

•	Excluding impairment, operating income decreased $6.0 million to a loss of $2.3 million. We realized the benefits of several cost containment initiatives as total operating expenses excluding impairment decreased $4.8 million, or 8.4%. However, these initiatives did not fully offset the $10.8 million decline in revenues, since many of our operating costs are fixed in nature.
Overview of Discontinued Operations
The Condensed Consolidated Statements of Operations for discontinued operations for the nine months ended September 30, 2009 and 2008 include the results of operations for the two hotels classified as held for sale at September 30, 2009, as well as all properties that have been sold in accordance with U.S. GAAP.
The assets held for sale at September 30, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2009 remain properly classified in accordance with U.S. GAAP.
As discussed in Notes 5 and 7, we surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver in July 2009. The hotel was deconsolidated upon surrender of control and, as a result, was excluded from the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009. The results of operations up to the date of deconsolidation, including a $4.2 million gain on deconsolidation, were included in discontinued operations in the Company’s Condensed Consolidated Statements of Operations.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future, as well as those assets which do not currently meet the held for sale criteria as defined by U.S. GAAP. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended September 30, 2009, we recorded impairment charges of $1.2 million on assets held for sale.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. As we prepare our financial statements, we make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, approximately $120 million of outstanding mortgage debt matured in July 2009 and the current severe economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. The $120 million of mortgage indebtedness, which was originated in June 2004 by Merrill Lynch and securitized in the collateralized mortgage-backed securities market, was divided into three pools of indebtedness referred by the Company as the Merrill Lynch Fixed Rate Pools 1, 3 and 4 (“Pool 1”, “Pool 3” and “Pool 4”, respectively). We have reached agreements with the special servicers of Pools 1 and 4 to extend the maturity dates to July 1, 2010 and July 1, 2012, respectively, and we are seeking to refinance Pool 1 in anticipation of the 2010 maturity date. However, we can provide no assurance that we will be able to refinance Pool 1.
Pool 3, with a principal balance of $45.5 million as of September 30, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify Pool 3. No agreement has been reached and Pool 3 is now in default. Since we were unable to reach an agreement, we expect to convey the six hotels which secure Pool 3 to the lender in full satisfaction of the debt. We believe that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term.
In addition, we are in default on a loan secured by the Crowne Plaza Worcester, MA which had a balance of $16.3 million as of September 30, 2009. The cash flow from the hotel was not sufficient to service the debt on the property. As a result, we did not make the required debt service payment in September 2009 and October 2009. On October 23, 2009, the Company received notice from the lender that the mortgage had been accelerated, as anticipated. We do not expect further negotiation with the special servicer and intend to convey the hotel to the lender in full satisfaction of the debt.
Both the Pool 3 and the Crowne Plaza Worcester, MA loans are non-recourse, except in certain limited circumstances which we believe are remote and are not cross-collateralized with any other of our mortgage debt. Because of the anticipated cash flow shortfall, management does not believe that surrendering the hotels to the lenders will have an adverse effect on cash flows.
Conveying these hotels to the lenders, the severe economic recession and the tight credit markets could also have an adverse effect on our ability to extend or refinance Pool 1 on or prior to its maturity in July 2010. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if we are unable to continue as a going concern.
A summary of our significant accounting policies is included in Note 1 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”). In addition, our critical accounting policies and estimates are discussed in Item 7 of our Form 10-K, and we believe no material changes have occurred, except as discussed below.
In December 2007, the FASB issued guidance establishing new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The new guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the provisions of the noncontrolling interest guidance on January 1, 2009. As a result of the adoption, we recorded noncontrolling interest as a component of equity in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity, and the net loss attributable to noncontrolling interests has been separately recorded in our Condensed Consolidated Statement of Operations.
The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2008 as if the provisions of the noncontrolling interest guidance were applied:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008
	(unaudited in thousands, except per share data)
Loss from continuing operations	$(2,259)	$(7,964)
Less: Net loss attributable to noncontrolling interest	384	428

Loss from continuing operations attributable to common stock	(1,875)	(7,536)
(Loss) income from discontinued operations	(3,924)	630

Net loss attributable to common stock	$(5,799)	$(6,906)

Denominator
Basic and diluted weighted average shares	21,412	21,944

Basic and diluted (loss) income per common share:
Loss from continuing operations attributable to common stock	$(0.09)	$(0.34)
(Loss) income from discontinued operations	(0.18)	0.03

Net loss attributable to common stock	$(0.27)	$(0.31)

Income Statement Overview
The discussion below relates to our 35 continuing operations hotels for the three months ended September 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Overview” in our Form 10-K for a general description of the categorization of our revenues and expenses.
Results of Operations — Continuing Operations
The analysis below compares the results of operations for the three months ended September 30, 2009 and 2008.
Revenues — Continuing Operations

	Three Months Ended September 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands, except ADR and RevPAR)
Revenues:
Rooms	$38,095	$46,679	$(8,584)	(18.4%)
Food and beverage	10,469	12,545	(2,076)	(16.5%)
Other	2,028	2,176	(148)	(6.8%)

Total revenues	$50,592	$61,400	$(10,808)	(17.6%)

Occupancy	65.0%	71.7%		(9.3%)
ADR	$95.89	$106.37	$(10.48)	(9.9%)
RevPar	$62.32	$76.24	$(13.92)	(18.3%)
Total revenues for the third quarter of 2009 decreased $10.8 million or 17.6%. Rooms revenues decreased $8.6 million as lower demand as well as oversupply in certain markets contributed to declines in both occupancy and ADR. RevPAR decreased 18.3%, compared to a decrease of 16.9% for the U.S. lodging industry as a whole according to Smith Travel Research. Many of our hotels are in the upscale segment of the industry which has suffered from intense competition from luxury and upper-upscale hotels substantially discounting their rates to attract customers. Our sales and revenue management teams are focused on preserving our market share. Food and beverage revenues decreased 16.5%, driven by lower occupancy and a decline in banquet bookings as our corporate customers reduced their spending on conferences and other events.
The third quarter revenue comparisons were affected by lower displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. The Company feels this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. There was no revenue displacement during the third quarter of 2009. In the third quarter of 2008, four hotels were under renovation, causing total revenue displacement of $0.4 million.
Direct operating expenses — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Direct operating expenses:
Rooms	$10,952	$12,200	$(1,248)	(10.2%)	21.6%	19.9%
Food and beverage	7,784	9,070	(1,286)	(14.2%)	15.4%	14.8%
Other	1,264	1,548	(284)	(18.3%)	2.5%	2.5%

Total direct operating expenses	$20,000	$22,818	$(2,818)	(12.3%)	39.5%	37.2%

Direct operating contribution (by revenue source):
Rooms	$27,143	$34,479	$(7,336)	(21.3%)
Food and beverage	2,685	3,475	(790)	(22.7%)
Other	764	628	136	21.7%

Total direct operating contribution	$30,592	$38,582	$(7,990)	(20.7%)

Direct operating contribution % (by revenue source):
Rooms	71.3%	73.9%
Food and beverage	25.6%	27.7%
Other	37.7%	28.9%

Total direct operating contribution	60.5%	62.8%

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with U.S. GAAP, within the meaning of applicable Securities and Exchange Commission (“SEC”) rules. For instance, we use the term direct operating contribution to mean total revenues less total direct operating expenses as presented in the Condensed Consolidated Statement of Operations. We assess profitability by measuring changes in our direct operating contribution and direct operating contribution percentage, which is direct operating contribution as a percentage of the applicable revenue source. These measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating contribution, when combined with the presentation of U.S. GAAP operating income, revenues and expenses, provides useful information to management.
Total direct operating expenses decreased $2.8 million, or 12.3%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 62.8% in 2008 to 60.5% in 2009.
Rooms expenses decreased $1.2 million, or 10.2%, due to lower occupancy and our cost reduction measures. Labor costs declined $0.6 million, travel agent and credit card commissions declined $0.3 million, and guest supplies decreased $0.1 million. In addition, we phased out an operational consultancy agreement, which resulted in a $0.1 million savings.
Food and beverage expenses decreased $1.3 million or 14.2%. Labor costs decreased $0.7 million and cost of goods decreased $0.5 million due to a decline in sales.
Other expenses decreased $0.3 million, or 18.3%. We insourced the management of a parking facility at one of our hotels, which resulted in a $0.2 million reduction in costs.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Three Months Ended September 30,				Three Months Ended September 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$3,258	$3,771	$(513)	(13.6%)	6.4%	6.1%
Advertising and promotion	2,494	3,165	(671)	(21.2%)	4.9%	5.2%
Franchise fees	4,000	4,459	(459)	(10.3%)	7.9%	7.3%
Repairs and maintenance	2,683	2,985	(302)	(10.1%)	5.3%	4.9%
Utilities	3,235	3,826	(591)	(15.4%)	6.4%	6.2%
Other expenses	—	81	(81)	(100.0%)	0.0%	0.1%

Other hotel operating costs	$15,670	$18,287	$(2,617)	(14.3%)	31.0%	29.8%

Property and other taxes, insurance, and leases	4,147	4,226	(79)	(1.9%)	8.2%	6.9%
Corporate and other	4,289	4,373	(84)	(1.9%)	8.5%	7.1%
Casualty losses, net	38	(57)	95	166.7%	0.1%	(0.1%)
Depreciation and amortization	8,774	8,120	654	8.1%	17.3%	13.2%
Impairment of long-lived assets	34,165	1,393	32,772	2352.6%	67.5%	2.3%

Total other operating expenses	$67,083	$36,342	$30,741	84.6%	132.6%	59.2%

Total operating expenses	$87,083	$59,160	$27,923	47.2%	172.1%	96.4%

Operating (loss) income	$(36,491)	$2,240	$(38,731)	(1729.1%)	(72.1%)	3.6%

Operating income decreased $38.7 million. Of this decrease, $32.8 million was due to impairment of long-lived assets. As previously discussed, we are conducting a portfolio analysis to strengthen our balance sheet. At this time, we expect to convey seven hotels that secure two loans to the respective lenders in full satisfaction of the $61.8 million of associated debt because the cash flows generated by these hotels are not sufficient to fund the debt service requirements. Because we expect to surrender the hotels, we were required to perform a fair value assessment of the seven hotels during the third quarter of 2009. We concluded that the book value of the seven hotels exceeded fair value and recorded impairment charges totaling $32.3 million.
Excluding impairment, operating income decreased $6.0 million as the $8.0 million decline in direct operating contribution was partially offset by a decrease in other operating expenses (excluding impairment) of $2.0 million. The reduction in other operating expenses was driven in large part by our focus on cost containment.
Other hotel operating costs decreased $2.6 million, or 14.3%. The decrease in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs decreased $0.5 million, or 13.6%. The decrease was primarily attributable to a reduction in labor costs of $0.2 million, a $0.1 reduction in travel and entertainment costs and lower bad debt expense of $0.1 million.

•	Advertising and promotion costs decreased $0.7 million, or 21.2%, driven by a reduction in labor costs of $0.3 million. In addition, we eliminated our in-house reservation office in the fourth quarter of 2008 and outsourced that function to our franchisors. This action resulted in a $0.2 million decrease in expenses compared to last year. The remaining $0.2 million decrease was primarily the result of other cost containment initiatives.

•	Franchise fees decreased $0.5 million, or 10.3%, largely as a result of lower revenues, but increased as a percentage of revenue due to the outsourcing of the reservation function to our franchisors in the fourth quarter of 2008.

•	Repairs and maintenance decreased $0.3 million, or 10.1%, compared to the prior year primarily due to lower automotive and fuel costs.

•	Utilities decreased $0.6 million, or 15.4%, driven largely by reduced consumption.

•	Other expenses decreased $0.1 million. In 2008, we incurred costs associated with a hotel brand conversion. Such costs were not incurred in the third quarter of 2009.
Property and other taxes, insurance and leases remained relatively flat to the prior year, decreasing $0.1 million.
Corporate and other costs declined $0.1 million, or 1.9%. Corporate costs decreased $0.7 million, or 16.5%, as a continued result of our cost reduction initiatives. We reduced headcount, reduced cash bonuses, and implemented various other measures to lower our corporate cost structure. Other costs increased $0.6 million as we incurred loan extension fees as well as legal, appraisal and title search fees associated with the modification and extension of Pools 1 and 4.
Depreciation and amortization increased $0.7 million, or 8.1%, due primarily to the completion of certain renovation projects subsequent to the same period in 2008.
Non-operating income (expenses) — Continuing Operations

	Three Months Ended September 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$16	$241	$(225)	(93.4%)
Interest expense	(3,304)	(4,821)	(1,517)	(31.5%)
Interest income decreased $0.2 million because of lower interest rates and lower average cash balances. Interest expense declined $1.5 million due to lower interest rates on our variable rate debt.
The analysis below compares the results of operations for the nine months ended September 30, 2009 and 2008.
Revenues — Continuing Operations

	Nine Months Ended September 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands, except ADR and RevPAR)
Revenues:
Rooms	$114,415	$139,891	$(25,476)	(18.2%)
Food and beverage	33,852	40,011	(6,159)	(15.4%)
Other	5,689	6,376	(687)	(10.8%)

Total revenues	$153,956	$186,278	$(32,322)	(17.4%)

Occupancy	64.1%	71.1%		(9.8%)
ADR	$98.30	$107.81	$(9.51)	(8.8%)
RevPar	$63.04	$76.69	$(13.65)	(17.8%)
Revenues for the first nine months of 2009 decreased $32.3 million or 17.4%. In spite of the challenging economic environment and weakened demand in the lodging industry, we outperformed the industry as a whole in the first nine months of 2009 as our RevPAR decreased 17.8%, compared to a decrease of 18.1% for the U.S. lodging industry according to Smith Travel Research. Food and beverage revenue decreased $6.2 million, or 15.4%, driven largely by lower banquet revenues and lower occupancy. Other revenue decreased $0.7 million, or 10.8%, as a result of the absence of cancellation fees received in 2008.
The revenue comparisons of the first nine months were affected by lower displacement. Total revenue displacement during the first nine months of 2009 for five hotels under renovation was $1.1 million. In the first nine months of 2008, eight hotels were under renovation, causing total revenue displacement of $2.0 million.

Direct operating expenses — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Direct operating expenses:
Rooms	$31,818	$35,562	$(3,744)	(10.5%)	20.7%	19.1%
Food and beverage	23,706	27,740	(4,034)	(14.5%)	15.4%	14.9%
Other	3,881	4,473	(592)	(13.2%)	2.5%	2.4%

Total direct operating expenses	$59,405	$67,775	$(8,370)	(12.3%)	38.6%	36.4%

Direct operating contribution (by revenue source):
Rooms	$82,597	$104,329	$(21,732)	(20.8%)
Food and beverage	10,146	12,271	(2,125)	(17.3%)
Other	1,808	1,903	(95)	(5.0%)

Total direct operating contribution	$94,551	$118,503	$(23,952)	(20.2%)

Direct operating contribution % (by revenue source):
Rooms	72.2%	74.6%
Food and beverage	30.0%	30.7%
Other	31.8%	29.8%

Total direct operating contribution	61.4%	63.6%

Total direct operating expenses decreased $8.4 million, or 12.3%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. We also benefited from a reduction in medical and workers compensation insurance costs driven largely by lower claims. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 63.6% in 2008 to 61.4% in 2009
Rooms expenses decreased $3.7 million, or 10.5%. Labor costs declined $2.0 million. Of this amount, $0.4 million related to a decrease in medical and workers compensation insurance costs due primarily to fewer claims. The remaining decrease was driven in large part by lower occupancy and labor management initiatives. In addition, travel agent and credit card commissions declined $0.8 million due to lower revenues. We also experienced a $0.3 million savings from phasing out an operational consultancy agreement.
Food and beverage expenses decreased $4.0 million, or 14.5%, driven by a $2.3 million reduction in labor costs, including a $0.3 million decrease in medical and workers compensation insurance costs, lower cost of goods of $1.3 million driven by a decline in sales and a $0.2 million decline in audio and visual equipment costs as a result of fewer events.
Other expenses decreased $0.6 million, or 13.2%, driven primarily by lower occupancy and the insourcing of parking facility management at one of our hotels, which resulted in a reduction in costs.

Other operating expenses and operating income — Continuing Operations

					% of total revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (decrease)		2009	2008
	(unaudited in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$9,964	$11,531	$(1,567)	(13.6%)	6.5%	6.2%
Advertising and promotion	7,424	9,701	(2,277)	(23.5%)	4.8%	5.2%
Franchise fees	11,686	13,235	(1,549)	(11.7%)	7.6%	7.1%
Repairs and maintenance	7,926	8,857	(931)	(10.5%)	5.1%	4.8%
Utilities	9,167	10,251	(1,084)	(10.6%)	6.0%	5.5%
Other expenses	62	310	(248)	(80.0%)	0.0%	0.2%

Other hotel operating costs	$46,229	$53,885	$(7,656)	(14.2%)	30.0%	28.9%

Property and other taxes, insurance, and leases	12,829	12,338	491	4.0%	8.3%	6.6%
Corporate and other	11,458	13,742	(2,284)	(16.6%)	7.4%	7.4%
Casualty losses, net	133	(57)	190	333.3%	0.1%	(0.0%)
Depreciation and amortization	26,067	23,578	2,489	10.6%	16.9%	12.7%
Impairment of long-lived assets	35,349	9,114	26,235	287.9%	23.0%	4.9%

Total other operating expenses	$132,065	$112,600	$19,465	17.3%	85.8%	60.4%

Total operating expenses	$191,470	$180,375	$11,095	6.2%	124.4%	96.8%

Operating (loss) income	$(37,514)	$5,903	$(43,417)	(735.5%)	(24.4%)	3.2%

Operating income decreased $43.4 million. Of this decrease, $26.2 million was due to impairment of long-lived assets. As previously discussed, we are conducting a portfolio analysis to strengthen our balance sheet. At this time, we expect to convey seven hotels that secure two loans to the respective lenders in full satisfaction of the $61.8 million of associated debt because the cash flows generated by these hotels are not sufficient to fund the debt service requirements. Because we expect to surrender the hotels, we were required to perform a fair value assessment of the seven hotels during the third quarter of 2009. We concluded that the book value of the seven hotels exceeded fair value and recorded impairment charges totaling $32.3 million.
Excluding impairment, operating income decreased $17.2 million as the $24.0 million decline in direct operating contribution was partially offset by a decrease in other operating expenses (excluding impairment) of $6.8 million. The reduction in other operating expenses was largely driven by our focus on cost containment.
Other hotel operating costs decreased $7.7 million, or 14.2%. The decrease in other hotel operating costs was a result of the following factors:
•	Hotel general and administrative costs decreased $1.6 million, or 13.6%. The decrease was primarily the result of lower labor costs of $0.7 million driven by initiatives to reduce our cost structure and a $0.2 million decline in medical and workers compensation insurance costs. In addition, we reduced travel and entertainment costs by $0.5 million.

•	Advertising and promotion costs decreased $2.3 million, or 23.5%, as we reduced labor costs by $1.4 million including a $0.1 million decline in medical and workers compensation insurance costs. Also, we eliminated our in-house reservation office in the fourth quarter of 2008 and outsourced that function to our franchisors. This resulted in a $0.6 million decrease for the nine months ended September 30, 2009 compared to the same period in 2008. In addition, we reduced travel and entertainment costs by $0.1 million. The remaining decrease was largely the result of other cost containment initiatives.

•	Franchise fees decreased $1.5 million, or 11.7%, primarily as a result of lower revenues, but increased as a percentage of revenue due to the outsourcing of the reservation function to our franchisors in the fourth quarter of 2008.

•	Repairs and maintenance decreased $0.9 million, or 10.5%, compared to the prior year primarily due to lower labor costs of $0.3 million, lower automotive maintenance and fuel costs of $0.3 million, lower building maintenance and repair project costs of $0.2 million.

•	Utilities decreased $1.1 million, or 10.6%, due in large part to reduced consumption.

•	Other expenses decreased $0.2 million, or 80.0%. In 2008, we incurred costs associated with a hotel brand conversion. Such costs were not incurred in first nine months of 2009.

Property and other taxes, insurance and leases increased $0.5 million, or 4.0%. The increase was driven by a $0.3 million rise in general liability and property insurance costs, a $0.2 million increase in property taxes and an increase in franchise taxes of $0.1 million.
Corporate and other costs decreased $2.3 million, or 16.6%. Corporate costs decreased $2.5 million while other costs increased $0.2 million. $1.1 million of the decrease in corporate costs related to severance and related costs incurred in 2008 associated with the resignation of our former President and Chief Executive Officer. The remaining $1.4 million decrease in corporate costs was due to reductions in corporate staffing and other cost containment measures. The increase in other costs was the result of $0.6 million in fees associated with our loan extensions. The increase was offset in part by a fee that the Company paid to its financial advisors in 2008 to assist the Company in its review of strategic alternatives.
Depreciation and amortization increased $2.5 million, or 10.6%, due primarily to the completion of certain renovation projects subsequent to the same period in 2008.
Non-operating income (expenses) — Continuing Operations

	Nine Months Ended September 30,
	2009	2008	Increase (decrease)
	(unaudited in thousands)
Non-operating income (expenses):
Interest income and other	$98	$907	$(809)	(89.2%)
Interest expense	(10,598)	(14,768)	(4,170)	(28.2%)
Interest income decreased $0.8 million, primarily due to lower interest rates and lower average cash balances. Interest expense decreased $4.2 million due to the lower interest rates and lower debt balances.
Results of Operations — Discontinued Operations
We recorded impairment on assets held for sale in the nine months ended September 30, 2009 and 2008. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.
The impairment of long-lived assets held for sale of $1.2 million recorded during the three months ended September 30, 2009 included the following:
•	$1.0 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs; and

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the current estimated selling price, net of selling costs;
The impairment of long-lived assets held for sale of $8.8 million recorded during the nine months ended September 30, 2009 included the following:
•	$4.3 million on the Ramada Plaza Northfield, MI to reflect the current estimated selling price, net of selling costs;

•	$3.1 million on the Holiday Inn Phoenix, AZ to reflect the property’s estimated fair value;

•	$0.8 million on the Holiday Inn in Windsor, Ontario, Canada to reflect the final selling price, net of selling costs;

•	$0.5 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the current estimated selling price, net of selling costs; and

•	$0.1 million to record the disposal of replaced assets at various hotels.

The impairment of long-lived assets held for sale of $6.3 million recorded during the three months ended September 30, 2008 included the following:
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;

•	$1.2 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$1.0 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs; and

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the then current estimated selling price, net of selling costs.
The impairment of long-lived assets held for sale of $7.8 million recorded during the nine months ended September 30, 2008 included the following:
•	$3.9 million on the Holiday Inn Select in Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;

•	$1.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$1.6 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.2 million on the French Quarter Suites Memphis, TN (a closed hotel) to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.1 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
Income Taxes
For the year ended December 31, 2008, we had an estimated taxable loss of $3.4 million. Because we had net operating losses available for federal income tax purposes and preference item deductions related to the sale of properties, no federal income tax or alternative minimum taxes were due for the year ended December 31, 2008. A net loss was reported for federal income tax purposes for the year ended December 31, 2007 and no federal income taxes were paid. At December 31, 2008, net operating loss carryforwards of $377.7 million were available for federal income tax purposes of which $223.0 million were available for use. The net operating losses will expire in years 2018 through 2028. The 2002 reorganization under Chapter 11 and 2004 secondary stock offering resulted in “ownership changes,” as defined in Section 382 of the Internal Revenue Code. As a result of the most recent Section 382 ownership change, our ability to utilize net operating loss carryforwards generated prior to June 24, 2004 is subject to an annual limitation of $8.3 million. Net operating loss carryforwards generated during the 2004 calendar year after June 24, 2004 as well as those generated during the 2005 calendar year, are generally not subject to Section 382 limitations to the extent the losses generated are not recognized built in losses. At the June 24, 2004 ownership change date, the Company had a Net Unrealized Built in Loss “NUBIL” of $150 million. As of December 31, 2008, $95.7 million of the NUBIL has been recognized. The amount of losses subject to Section 382 limitations is $171.5 million; losses not subject to 382 limitations are $51.5 million. No ownership changes have occurred during the period June 25, 2004 through December 31, 2008.
Furthermore, at December 31, 2008, a valuation allowance of $64.1 million fully offset our net deferred tax asset. At September 30, 2009, net operating loss carryforwards of $223.0 million were reported for federal income tax purposes. Only those losses available for use are reflected; these losses will expire in the years 2018 through 2028.
We were required to adopt the provisions of new FASB guidance with respect to all of our tax positions as of January 1, 2007. While the new FASB guidance was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1992, 1998, 1999, 2000, 2001 and 2003, due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2004, 2005, 2006 and 2007 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of the guidance had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period. In December 2007, the FASB issued new guidance which significantly changes the accounting for business combinations. Under this guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, the guidance includes a substantial number of new disclosure requirements. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have $64.1 million of deferred tax assets fully offset by a valuation allowance. The balance of the $64.1 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for the guidance, such reduction will affect the income tax provision in the period of release.
Additional Financial Information Regarding Quarterly Results of Our Continuing Operations
The following table presents certain quarterly data for our continuing operations for the eight quarters ended September 30, 2009. The data were derived from our unaudited condensed consolidated financial statements for the periods indicated. Our unaudited condensed consolidated financial statements were prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting primarily of normal recurring adjustments we consider to be necessary to present fairly this information when read in conjunction with our consolidated financial statements. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to timing of our identification of assets held for sale during the course of the previous eight quarters. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 35 hotels classified as held for use at September 30, 2009:

	2009			2008				2007
	Third	Second	First	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(unaudited in thousands)
Revenues:
Rooms	$38,095	$39,685	$36,635	$38,732	$46,679	$49,364	$43,848	$40,730
Food and beverage	10,469	12,545	10,838	13,532	12,545	15,404	12,062	14,429
Other	2,028	1,958	1,703	1,886	2,176	2,138	2,062	1,819

	50,592	54,188	49,176	54,150	61,400	66,906	57,972	56,978

Direct operating expenses:
Rooms	10,952	10,784	10,082	11,026	12,200	12,179	11,183	10,497
Food and beverage	7,784	8,284	7,638	9,015	9,070	9,851	8,819	9,054
Other	1,264	1,319	1,298	1,333	1,548	1,537	1,388	1,288

	20,000	20,387	19,018	21,374	22,818	23,567	21,390	20,839

	30,592	33,801	30,158	32,776	38,582	43,339	36,582	36,139

Other operating expenses:
Other hotel operating costs	15,670	14,931	15,628	16,075	18,287	17,719	17,879	16,285
Property and other taxes, insurance and leases	4,147	4,471	4,211	4,223	4,226	3,760	4,352	4,334
Corporate and other	4,289	3,564	3,605	3,063	4,373	3,484	5,885	4,248
Casualty losses (gain), net	38	14	81	1,152	(57)	—	—	—
Restructuring	—	—	—	—	—	—	—	(25)
Depreciation and amortization	8,774	8,800	8,493	8,352	8,120	7,989	7,469	7,464
Impairment of long-lived assets	34,165	719	465	354	1,393	5,580	2,141	796

Other operating expenses	67,083	32,499	32,483	33,219	36,342	38,532	37,726	33,102

Operating (loss) income	(36,491)	1,302	(2,325)	(443)	2,240	4,807	(1,144)	3,037

Other income (expenses):
Interest income and other	16	37	45	147	241	276	390	912
Other interest expense	(3,304)	(3,515)	(3,779)	(4,577)	(4,821)	(4,775)	(5,172)	(5,790)

(Loss) income before income taxes	(39,779)	(2,176)	(6,059)	(4,873)	(2,340)	308	(5,926)	(1,841)
(Provision) benefit for income taxes — continuing operations	(10)	53	(72)	(74)	81	(24)	(63)	(2,262)

(Loss) income from continuing operations	(39,789)	(2,123)	(6,131)	(4,947)	(2,259)	284	(5,989)	(4,103)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	2,841	(5,256)	(927)	199	(3,870)	5,986	(1,357)	(5,824)
(Provision) benefit for income taxes	158	62	(24)	98	(54)	97	(172)	1,854

(Loss) income from discontinued operations	2,999	(5,194)	(951)	297	(3,924)	6,083	(1,529)	(3,970)

Net (loss) income	$(36,790)	$(7,317)	$(7,082)	$(4,650)	$(6,183)	$6,367	$(7,518)	$(8,073)
Less: Net loss (income) attributable to noncontrolling interest	589	342	160	—	—	—	—	—

Net (loss) income attributable to common stock	(36,201)	(6,975)	(6,922)	(4,650)	(6,183)	6,367	(7,518)	(8,073)

Hotel data by market segment and region
The following four tables include comparative data on occupancy, ADR and RevPAR for hotels in our portfolio as of September 30, 2009, except for the French Quarter Suites Memphis, TN, a held for sale (discontinued operations) hotel, which is closed. The number of properties and number of rooms disclosed in the tables are as of the end of the applicable period.
The market segment categories in the first two tables are based on the Smith Travel Research Chain Scales and are defined as:
•	Upper Upscale: Hilton and Marriott;

•	Upscale: Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham;

•	Midscale with Food & Beverage: Holiday Inn and Ramada Plaza; and

•	Midscale without Food & Beverage: Fairfield Inn by Marriott and Holiday Inn Express.
Combined Continuing and Discontinued Operations — 36 hotels (excludes the Memphis hotel)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Upper Upscale
Number of properties	3	4	3	4
Number of rooms	634	819	634	819
Occupancy	64.9%	75.6%	66.8%	71.7%
Average daily rate	$113.00	$123.09	$115.64	$121.31
RevPAR	$73.37	$93.05	$77.21	$86.94

Upscale
Number of properties	22	22	22	22
Number of rooms	4,049	4,049	4,049	4,049
Occupancy	63.2%	69.9%	65.0%	71.6%
Average daily rate	$90.94	$102.47	$96.06	$108.21
RevPAR	$57.48	$71.59	$62.49	$77.49

Midscale with Food & Beverage
Number of properties	9	8	9	8
Number of rooms	1,902	1,717	1,902	1,717
Occupancy	67.8%	77.4%	60.3%	71.6%
Average daily rate	$101.73	$109.32	$98.04	$104.64
RevPAR	$68.99	$84.58	$59.14	$74.96

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	44.3%	50.8%	45.8%	53.6%
Average daily rate	$63.95	$72.67	$79.85	$93.98
RevPAR	$28.32	$36.95	$36.54	$50.38

All Hotels
Number of properties	36	36	36	36
Number of rooms	6,829	6,829	6,829	6,829
Occupancy	64.0%	71.8%	63.2%	71.2%
Average daily rate	$95.54	$106.20	$98.09	$107.56
RevPAR	$61.12	$76.22	$61.99	$76.59

Continuing Operations — 35 hotels (excludes held for sale hotels)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Upper Upscale
Number of properties	3	3	3	3
Number of rooms	634	634	634	634
Occupancy	64.9%	75.7%	66.8%	71.0%
Average daily rate	$113.00	$129.81	$115.64	$128.32
RevPAR	$73.37	$98.32	$77.21	$91.13

Upscale
Number of properties	22	22	22	22
Number of rooms	4,049	4,049	4,049	4,049
Occupancy	63.2%	69.9%	65.0%	71.6%
Average daily rate	$90.94	$102.47	$96.06	$108.21
RevPAR	$57.48	$71.59	$62.49	$77.49

Midscale with Food & Beverage
Number of properties	8	8	8	8
Number of rooms	1,717	1,717	1,717	1,717
Occupancy	72.2%	77.4%	63.6%	72.5%
Average daily rate	$103.22	$109.32	$98.87	$100.96
RevPAR	$74.48	$84.58	$62.86	$73.24

Midscale without Food & Beverage
Number of properties	2	2	2	2
Number of rooms	244	244	244	244
Occupancy	44.3%	50.8%	45.8%	53.6%
Average daily rate	$63.95	$72.67	$79.85	$93.98
RevPAR	$28.32	$36.95	$36.54	$50.38

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,644	6,644	6,644	6,644
Occupancy	65.0%	71.7%	64.1%	71.1%
Average daily rate	$95.89	$106.37	$98.30	$107.81
RevPAR	$62.32	$76.24	$63.04	$76.69

The regions in the following two tables are defined as:
•	Northeast: Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;

•	Midwest: Arkansas, Indiana, Michigan, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
Combined Continuing and Discontinued Operations — 36 hotels (excludes the Memphis hotel)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,841	2,841	2,841	2,841
Occupancy	66.7%	71.8%	62.0%	68.7%
Average daily rate	$99.89	$108.52	$101.86	$107.91
RevPAR	$66.63	$77.88	$63.14	$74.17

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	70.1%	73.4%	69.0%	73.4%
Average daily rate	$99.16	$110.61	$99.24	$112.71
RevPAR	$69.48	$81.17	$68.51	$82.78

Midwest Region
Number of properties	8	8	8	8
Number of rooms	1,413	1,413	1,413	1,413
Occupancy	52.5%	68.9%	55.2%	69.6%
Average daily rate	$85.85	$100.10	$89.50	$99.26
RevPAR	$45.10	$68.97	$49.43	$69.09

West Region
Number of properties	5	5	5	5
Number of rooms	951	951	951	951
Occupancy	62.4%	73.3%	68.7%	77.2%
Average daily rate	$86.82	$100.41	$96.20	$109.36
RevPAR	$54.21	$73.58	$66.11	$84.45

All Hotels
Number of properties	36	36	36	36
Number of rooms	6,829	6,829	6,829	6,829
Occupancy	64.0%	71.8%	63.2%	71.2%
Average daily rate	$95.54	$106.20	$98.09	$107.56
RevPAR	$61.12	$76.22	$61.99	$76.59

Continuing Operations — 35 hotels (excludes held for sale hotels)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Northeast Region
Number of properties	13	13	13	13
Number of rooms	2,841	2,841	2,841	2,841
Occupancy	66.7%	71.8%	62.0%	68.7%
Average daily rate	$99.89	$108.52	$101.86	$107.91
RevPAR	$66.63	$77.88	$63.14	$74.17

Southeast Region
Number of properties	10	10	10	10
Number of rooms	1,624	1,624	1,624	1,624
Occupancy	70.1%	73.4%	69.0%	73.4%
Average daily rate	$99.16	$110.61	$99.24	$112.71
RevPAR	$69.48	$81.17	$68.51	$82.78

Midwest Region
Number of properties	7	7	7	7
Number of rooms	1,228	1,228	1,228	1,228
Occupancy	56.3%	67.9%	59.0%	68.9%
Average daily rate	$87.35	$100.02	$90.09	$99.32
RevPAR	$49.19	$67.95	$53.17	$68.48

West Region
Number of properties	5	5	5	5
Number of rooms	951	951	951	951
Occupancy	62.4%	73.3%	68.7%	77.2%
Average daily rate	$86.82	$100.41	$96.20	$109.36
RevPAR	$54.21	$73.58	$66.11	$84.45

All Hotels
Number of properties	35	35	35	35
Number of rooms	6,644	6,644	6,644	6,644
Occupancy	65.0%	71.7%	64.1%	71.1%
Average daily rate	$95.89	$106.37	$98.30	$107.81
RevPAR	$62.32	$76.24	$63.04	$76.69

Liquidity and Capital Resources
Working Capital
We use our cash flows primarily for operating expenses, debt service and capital expenditures. Currently, our principal sources of liquidity consist of cash flows from operations, proceeds from the sale of assets and existing cash balances.
Cash flows from operations may be adversely affected by factors such as the current severe economic recession, which is causing a reduction in demand for lodging. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect our ability to collect the related accounts receivable, and hence our liquidity. At September 30, 2009, airline receivables represented approximately 21% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Cash flows from operations will also be adversely affected upon conveyance of the seven hotels that secure two of our loan pools to the respective lenders, as discussed in further detail below. However, management believes that the anticipated cash flow from the hotels securing the debt will not be sufficient to meet the related debt service obligations in the near-term. Because of the anticipated cash flow shortfall and significant capital expenditure requirements over the next few years, management does not believe that surrendering the hotels to the lenders will have an adverse effect on net cash flows (including operating, investing and financing activities).
During the last quarter of 2009, we expect to spend between $2.0 million and $2.5 million in capital expenditures. We plan to spend between $12.0 million and $14.0 million in 2010, depending on the determined courses of action following ongoing diligence and analysis. The planned capital expenditures relate largely to the completion of renovations associated with our recent franchise license renewals and other necessary projects, including brand-mandated enhancements. We intend to use operating cash flows, when available, and capital expenditure reserves with our lenders to fund these capital expenditures.
We intend to continue to use our cash flow to fund operations, scheduled debt service payments and capital expenditures. At this point in time, we do not intend to pay dividends on our common stock.
In accordance with GAAP, all assets held for sale, including assets that would normally be classified as long-term assets in the normal course of business, were reported as “assets held for sale” in current assets. Similarly, all liabilities related to assets held for sale were reported as “liabilities related to assets held for sale” in current liabilities, including any debt that would otherwise be classified as long-term liabilities in the ordinary course of business.
At September 30, 2009, we had a working capital deficit (current assets less current liabilities) of $69.6 million compared to a deficit of $80.2 million at December 31, 2008. The working capital deficit at September 30, 2009 was driven by three mortgage loans that were classified as current:
•	Pool 1, with a balance of $36.1 million, matures in July 2010 and we are seeking to refinance this loan in anticipation of the maturity date.

•	Pool 3, with a balance of $45.5 million, matured on October 1, 2009. We were unable to reach an agreement with the special servicer to modify the loan. We expect to convey the six hotels securing Pool 3 to the lender in full satisfaction of the loan. We believe that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term. Because of the anticipated cash flow shortfall, we do not believe that surrendering the hotels to the lender will have an adverse effect on our cash flows.

•	A single-asset mortgage loan secured by the Crowne Plaza Worcester, MA, with a balance of $16.3 million, is in default because we ceased making debt service payments in September 2009. The cash flow generated by the hotel was not sufficient to fund the debt service requirements and we intend to convey the hotel to the lender in full satisfaction of the loan.
The improvement in working capital from December 31, 2008 to September 30, 2009 was driven primarily by the extension of Merrill Lynch Fixed Rate Pool 4 (“Pool 4”), which was originally scheduled to mature on July 1, 2009. The status of each of these loans is discussed in further detail below.
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

Our ability to meet our short-term and long-term cash needs is dependent on a number of factors, including the current severe economic recession and our ability to refinance or extend our mortgage indebtedness as it matures. We are pursuing opportunities to refinance Pool 1, which matures on July 1, 2010. However, in light of the current credit markets generally and the real estate credit markets specifically, the terms of any future indebtedness could result in significantly higher debt service payments. Moreover, our ability to extend or refinance our other mortgage debt in the future and to fund our long-term financial needs and sources of working capital are similarly subject to uncertainty. While we believe we will be able to refinance Pool 1 and have sufficient liquidity to meet our operating expenses, debt service and principal payments, and planned capital expenditures over the next 12 months, we can provide no assurance that we will be able to do so.
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
If we continue to default on our mortgage debt, our lenders could seek to foreclose on the properties securing the debt, which could cause our loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Similarly, we could lose the right to operate hotels under nationally recognized brand names, and one or more of our franchise agreements could be terminated leading to additional defaults and acceleration under other loan agreements, as well as obligations to pay liquidated damages if we do not find a suitable replacement franchisor. In addition, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to refinance or extend the maturity of our mortgage debt and maintain sufficient cash flow to fund our operations, we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders. See “Item 1A. Risk Factors” of our Form 10-K and Form 10-Q for our first and second quarters for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
As of November 1, 2009, we had one hotel classified as held for sale, which is under contract and is expected to be sold during the fourth quarter of 2009.
Covenant Compliance
As of September 30, 2009, the Company believed it was in compliance with all of its financial debt covenants, except for the debt yield ratios related to the Merrill Lynch Fixed Rate Pools 3 and 4, with outstanding principal balances of $45.5 million and $34.9 million, respectively. The breach of these covenants, if not cured or waived by the lender, could lead to the declaration of a “cash trap” by the lender whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be placed in a restricted cash account. The funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. This could negatively impact our cash flows. Pool 4 is currently operating under the provisions of the cash trap. As of September 30, 2009, the cash trap balance held in a restricted cash account totaled approximately $27,000.
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
Mortgage Debt
In April 2009, the Company notified the lender for the Holiday Inn Phoenix, AZ that it intended to surrender the hotel to the lender as it was the Company’s belief that the hotel was worth substantially less than the $9.4 million of mortgage debt encumbering the hotel. The Company believed that it was unlikely that the value of the hotel would increase in the near or intermediate term and the hotel’s operating performance continued to decline. The Company ceased making mortgage payments in May 2009 and began discussions with the lender to return the hotel on a consensual basis. In July 2009, the Company surrendered control of the hotel to a court-appointed receiver. The hotel was deconsolidated upon surrender of control and, as a result, all assets and liabilities, including the related loan balance, were excluded from the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009. The mortgage debt is non-recourse to Lodgian, except in certain limited circumstances which the Company believes are remote and is not cross-collateralized with any other of the Company’s mortgage debt. In accordance with the terms of the franchise agreement for this hotel, the franchisor could require the Company to pay liquidated damages as a result of the transfer of the hotel to the lender. The estimated potential liquidated damages totaled $0.9 million as of September 30, 2009. This amount is not reflected in the Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
The Company and the special servicer for Pool 1 have agreed to two six-month extensions of the maturity date for Pool 1. The principal balance of Pool 1 was $36.1 million as of September 30, 2009. Assuming that the second six-month extension is exercised by us, the maturity date of Pool 1 will be July 1, 2010. We are seeking to refinance Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 will remain fixed at 6.58% during the term of the extension. In July 2009, we paid the special servicer an extension fee of approximately $0.2 million and will pay an additional extension fee of approximately $0.3 million if we choose to exercise the second six-month extension. Additionally, in July 2009, we made a principal reduction payment of $2.0 million, and will make an additional $1.0 million principal reduction payment on or before December 30, 2009 if the second six-month extension is exercised. We also have agreed to make additional principal reduction payments of approximately $0.1 million per month during the first six-month extension and approximately $0.2 million per month during the second six-month extension, if exercised. We have classified this loan as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. Pool 1 is secured by four hotels.
Pool 3, with an outstanding balance of $45.5 million at September 30, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify Pool 3. No agreement has been reached and Pool 3 is now in default. The revenues generated by the six hotels which secure Pool 3 are deposited into a restricted cash account which is controlled by the special servicer. The Company is currently funding operating expenses in advance and then seeking reimbursement from the special servicer. As of September 30, 2009, operating expenses totaling $1.6 million were pending reimbursement from the special servicer, all of which were subsequently released from the restricted cash account. This pre-funding arrangement could have a negative impact on our liquidity. Since we did not reach a modification agreement, we expect to convey the six hotels securing Pool 3 to the lender in full satisfaction of the debt. Pool 3 is non-recourse, except in certain limited circumstances which we believe are remote, and is not cross-collateralized with any other mortgage debt. We believe that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term. Because of the anticipated cash flow shortfall, we do not believe that surrendering the hotels to the lender will have an adverse effect on our cash flows. We have classified Pool 3 as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. Pool 3 is secured by six hotels. In accordance with the terms of the franchise agreements associated with the Pool 3 hotels, we could be required to pay liquidated damages to the franchisors upon transfer of the hotels to the lender. The estimated potential liquidated damages totaled $6.1 million as of September 30, 2009. The estimated potential liquidated damages totaled $0.9 million as of September 30, 2009. This amount is not reflected in the Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
The Company and the special servicer have agreed to extend the maturity date of Pool 4 to July 1, 2012. The principal balance of Pool 4 was $34.9 million as of September 30, 2009. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, we paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The Company and the special servicer also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, we may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. We also agreed to pay the lender an “exit fee” upon a full or partial repayment of Pool 4. The amount of this fee will increase each year but, assuming Pool 4 is held for the full three year term, the fee will effectively increase the current interest rate by 100 basis points per annum. The Company also has issued a full recourse guaranty of Pool 4 in connection with this amendment. Pool 4 is secured by six hotels.
In September 2009, the Company ceased making mortgage payments on a loan secured by the Crowne Plaza Worcester, MA, which had a balance of $16.3 million as of September 30, 2009, because the hotel’s cash flow was not sufficient to service the debt. As a result, the loan is in default. On October 23, 2009, the Company received notice from the lender that the mortgage had been accelerated, as anticipated. Management does not expect further negotiation with the special servicer and intends to convey the hotel to the lender in full satisfaction of the debt. The loan is non-recourse, except in certain limited circumstances which we believe are remote and is not cross-collateralized with any other mortgage debt. We have classified this loan as current in the Condensed Consolidated Balance Sheet as of September 30, 2009. In accordance with the terms of the franchise agreement associated with the Crowne Plaza Worcester, MA, we could be required to pay liquidated damages to the franchisor upon transfer of the hotel to the lender. The estimated potential liquidated damages totaled $1.3 million as of September 30, 2009. This amount is not reflected in the Condensed Consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
Certain other mortgage debt will mature in 2009, but each has extension options available to us based upon certain conditions. Specifically, the loan with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC was scheduled to mature on December 9, 2007. However, we exercised the first two one-year extension options, which extended the maturity to December 9, 2009, and we notified the lender of our intent to exercise the third one-year extension option, which will extend the maturity to December 9, 2010. The outstanding loan balance at September 30, 2009 was $18.4 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009.
Additionally, we are a party to another loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. We exercised the first of three one-year extension options, which extended the maturity date of the loan to March 9, 2009. In March 2009, we exercised the second extension option, which extended the loan maturity to March 9, 2010. We contemporaneously entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. This loan has one remaining extension option that, if exercised, would extend the loan maturity to March 9, 2011. In order to successfully extend the loan, there must be no existing event of default under the loan documents, the Company must purchase an interest rate protection agreement capping LIBOR at 6.00%, and the Company must pay an extension fee equal to 0.25% of the outstanding principal. The outstanding loan balance at September 30, 2009 was $20.8 million. We have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009.
We are also a party to a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., which is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. We exercised the first of three one-year extensions, which extended the maturity date to May 1, 2010, and purchased an interest rate protection agreement, capping LIBOR at 5.00%. No extension fee was payable in connection with the first extension option. An extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at September 30, 2009 was $130.0 million. We have the intent and ability to exercise the second extension option, which would extend the term to May 2011, and as a result, have classified this loan as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2009. In accordance with the terms of the loan agreement, we were required to complete a garage renovation for one of the hotels securing the loan no later than July 2009. As a result of significant construction complications and budget increases, the proposed renovation was not completed within the specified timeframe and we are currently negotiating with the lender to extend the completion date. However, we can provide no assurance that we will be able to reach such an agreement. Our failure to reach an agreement to extend this project completion date could result in a default claim by the lender, to which we believe we have available defenses.
While we believe that we will be able to extend the mortgage loans that contain extension options as described above, there can be no assurance that we will be able to do so.
One single-asset mortgage loan, which is secured by the SpringHill Suites Pinehurst, NC, matures in June 2010 with no extension options. As of September 30, 2009, the outstanding balance of $2.9 million was classified as current in the Condensed Consolidated Balance Sheet. All other mortgage loans have scheduled maturity dates beyond 2010.
Interest Rate Cap Agreements
As discussed above, we have entered into three interest rate cap agreements to manage our exposure to fluctuations in the interest rate on its variable rate debt. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. We have not elected to follow the hedge accounting rules of U.S. GAAP.
The aggregate fair value of the interest rate caps as of September 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.
Cash Flow
Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the balance sheets and related statements of operations.
Operating activities
Operating activities generated cash of $19.6 million in the first nine months of 2009, compared to $21.3 million for the same period in 2008. The decrease in cash generated by operations was largely attributable to reduced revenues as a result of the economic downturn.
Investing activities
Investing activities used cash of $2.5 million in the first nine months of 2009. We expended $19.5 million for capital improvements and withdrew $5.7 million from the capital expenditure reserves with our lenders. We received proceeds of $12.6 million from the sale of three hotels, net of selling costs and a note receivable from the buyer. In addition, we deposited $1.2 million in our restricted cash accounts.
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
Financing activities
Financing activities used cash of $12.9 million in the first nine months of 2009. We made principal payments of $13.1 million, including $6.8 million to partially defease one of the Company’s mortgage loans.
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
Market Risk
We are exposed to interest rate risks on our variable rate debt. At September 30, 2009 and December 31, 2008, we had outstanding variable rate debt of approximately $169.1 million and $169.5 million, respectively. Without regard to additional borrowings under those instruments or scheduled amortization, the annualized effect of a twenty-five basis point increase in LIBOR as of September 30, 2009 would be a reduction in income before income taxes of approximately $0.4 million.
We have interest rate caps in place for all of our variable rate debt loan agreements in an effort to manage our exposure to fluctuations in interest rates. The aggregate fair value of the interest rate caps as of September 30, 2009 was approximately $0.1 million. The fair values of the interest rate caps are recorded on the balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are recorded in interest expense. As a result of having interest rate caps, we believe that our interest rate risk at September 30, 2009 and December 31, 2008 was not material. The impact on annual results of operations of a hypothetical one percentage point interest rate reduction as of September 30, 2009 would be a reduction in income before income taxes of approximately $0.1 million.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one percentage point interest rate increase on the outstanding fixed-rate debt at September 30, 2009 would be approximately a reduction of $1.5 million.
Forward-looking Statements
We make forward looking statements in this report and other reports we file with the SEC. In addition, management may make oral forward-looking statements in discussions with analysts, the media, investors and others. These statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and the impact of these events on our business, financial condition, results of operations and prospects. Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	Our ability to refinance or extend our mortgage indebtedness as it becomes due;

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices;

•	The impact of continued disruptions in the stock and credit markets and potential failures of financial institutions on our ability to access capital; and

•	The risks identified in our Form 10-K under “Risks Related to Our Business” and “Risks Related to Our Common Stock” and the risks in our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2009 and August 6, 2009.
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
Based on an evaluation of our disclosure controls and procedures carried out as of September 30, 2009, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to the Company’s purchases of common stock made during the three months ended September 30, 2009.

			Total Number of	Maximum Dollar Amount of
			Shares Purchased as	Shares That May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares	Average Price	Announced Plans or	Publicly Announced Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
July 2009	1,446	$1.21	—	$5,599,458
August 2009	—	$—	—	$5,599,458
September 2009	—	$—	—	$5,599,458

	1,446	$1.21	—

(1)	The total number of shares purchased represents shares of employee nonvested stock awards withheld by the Company to satisfy employee tax obligations and repurchased by the Company at an aggregate cost of $2,000.
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

LODGIAN, INC.
Date: November 5, 2009	By:	/s/ DANIEL E. ELLIS
Daniel E. Ellis
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ JAMES A. MACLENNAN
James A. MacLennan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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