Form 10-K
period 2009-12-31
LODGIAN INC
filed 2010-03-16
CIK 1066138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NO. 1-14537
LODGIAN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2093696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 PEACHTREE ROAD N.E., SUITE 700 ATLANTA, GA	30326 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (404) 364-9400
Securities registered pursuant to Section 12(b) of the Act

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.01 par value per share	NYSE Amex Equities
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of June 30, 2009, was $17,339,706 based on the closing price of $1.30 per share on the NYSE Amex Equities on such date. For purposes of this computation, all directors, executive officers and 10% shareholders are treated as affiliates of the registrant.
     The registrant had 21,631,958, shares of Common Stock, par value $.01, outstanding as of March 1, 2010.

Lodgian, Inc.
Form 10-K
For the Year Ended December 31, 2009

PART I
Item 1. BUSINESS
When we use the terms Lodgian, “we,” “our,” and “us,” we mean Lodgian, Inc. and its subsidiaries.
Our Company
We are one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms according to Hotel Business. We are considered an independent owner and operator because we do not operate our hotels under our own name. We operate substantially all of our hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2010, we operated 28 hotels with an aggregate of 5,359 rooms, located in 19 states. Of the 28 hotels, 27 hotels, with an aggregate of 5,230 rooms, were held for use and the results of operations were classified in continuing operations, while 1 hotel, with an aggregate of 129 rooms, was held for sale and the results of operations of the hotel were classified in discontinued operations.
Our portfolio of hotels, all of which we consolidate in our financial statements, consists of:
•	27 hotels that we wholly own and operate through subsidiaries; and

•	one hotel that we operate in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises significant control.
Our hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Most of our hotels are under franchises obtained from nationally recognized hospitality franchisors. We operate 14 of our hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza, Holiday Inn and Holiday Inn Express brands. We operate 8 of our hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. We operate another 6 hotels under other nationally recognized brands. We believe that franchising under strong national brands affords us many benefits such as guest loyalty and market share premiums.
Our management consists of an experienced team of professionals with extensive lodging industry experience led by our President and Chief Executive Officer, Daniel E. Ellis, who has over 12 years of experience in the lodging industry and has been a member of the management team at Lodgian since 1999. In addition, our Vice President of Hotel Operations and our Vice President of Asset Management have each been in the hospitality industry for over thirty years.
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
The functions of our treasury, corporate finance and accounting team include internal audit, insurance, payroll and accounts payable processing, credit, tax, property accounting and financial reporting services. The corporate operations team oversees the budgeting and forecasting for our hotels and also identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. The corporate capital investment team oversees the interior design and renovation of all our hotels. The capital investment process includes scoping, budgeting, return on investment analysis, design, procurement, and construction. Capital investment projects are approved when management determines that the appropriate return on investment will be achieved, following thorough planning, diligence, and analysis. The legal team coordinates contract reviews and provides the hotels with legal support as needed.
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
Planned Merger and Loan Amendment
On January 22, 2010, Lodgian, LSREF Lodging Investments, LLC, (“Purchaser”), and LSREF Lodging Merger Co., Inc., an affiliate of Purchaser (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Lodgian, with Lodgian being the surviving corporation and continuing its separate existence under the laws of the State of Delaware (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Lodgian, other than any shares owned by Purchaser or Merger Sub, by Lodgian as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $2.50 in cash, without interest. The consummation of the Merger is subject to various customary conditions, including the approval of Lodgian’s stockholders.
Concurrently with the execution of the Merger Agreement, on January 22, 2010, Hospitality Mortgage Investments, LLC, a Delaware limited liability company (“Hospitality”), and an affiliate of Purchaser, purchased the lender’s interest in Lodgian’s $130 million mortgage loan facility originally made by Goldman Sachs Commercial Mortgage Capital, L.P. An amendment to the loan was also concurrently entered into by Hospitality and Lodgian’s subsidiary borrowing entities which own the hotels securing the loan. The material terms of the loan amendment are summarized as follows:
•	Effective immediately, the cash lockbox provisions of the loan were amended to provide that excess cash flow from the mortgaged properties after debt service, reserves and operating expenses, will not be retained by the lender in an excess cash flow reserve account, but will instead be released to the borrowers on a monthly basis, even if the properties do not meet a previously required financial covenant test.

•	The deadline for Lodgian’s subsidiary which owns the Crowne Plaza Albany, New York, to complete certain renovation work was extended to May 1, 2010.

•	The allocated loan amounts for each of the properties securing the loan were readjusted.

•	Effective July 1, 2010, the margin over LIBOR used to determine the interest rate on the loan will be increased from 1.50% to 4.25%.

•	If the Merger Agreement is validly terminated for any reason other than as a result of a breach by Purchaser of any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that certain of Lodgian’s closing conditions set forth in the Merger Agreement would not be met, Lodgian’s subsidiary borrowing entities on the loan will be required, in their sole discretion, to either pay down the principal balance of the loan by $5 million, or to cause the Holiday Inn Monroeville, Pennsylvania property to be pledged as additional security for the loan. If the Holiday Inn Monroeville, Pennsylvania property is pledged as additional security for the loan, it may be subsequently released from the loan upon payment of a cash release price of $5 million.
Franchise Affiliations
We operate substantially all of our hotels under nationally recognized brands. In addition to benefits in terms of guest loyalty and market share premiums, our hotels benefit from franchisors’ central reservation systems, their global distribution systems and their brand Internet booking sites.
We enter into franchise agreements, generally for terms of 10 to 20 years, with hotel franchisors. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. As a percentage of gross room revenues, royalty fees range from 3.5% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 0.4% to 3.3%, and club and restaurant fees from 0.6% to 3.0%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 6.5% to 10.0% of gross room revenues. In addition, we are charged club fees on a per-stay basis. In 2009, franchise fees for our continuing operations were 10.2% of room revenues.
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
As of March 1, 2010, we were not in compliance with the franchise agreement for one hotel due to substandard guest satisfaction scores. If the hotel does not achieve scores above the required thresholds through December 2011, the hotel could be placed in default by the franchisor. Our corporate operations team as well as our hotel’s general manager and associates have focused their efforts to cure this instance of non-compliance. We believe that we will cure the non-compliance, but cannot assure you that we will continue to be in compliance with our other franchise agreements or that we will be able to cure any current or future alleged instances of non-compliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or non-compliance.
If a franchise agreement is terminated, we would expect to select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require us to incur significant costs, including franchise termination payments and capital expenditures, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect our business, financial condition and results of operations.

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
The hotel sales, marketing and revenue management efforts are led by each property General Manager, whose team includes a Director of Sales and a Revenue Manager. This streamlined structure, which excludes layers of corporate operations support, provides a distinct advantage as the hotels can proactively and quickly adjust the hotel’s specific marketing plans and business strategies as market conditions change. Support is provided by the brand, the Vice President of Sales and Revenue Management, Corporate Director of E-Commerce, Area Director of Sales, and the Lodgian Councils, a core of seasoned hotel veterans in three different disciplines, including Sales, Catering and Revenue Management. Each council is comprised of five to six individuals who work on property and excel in their area of expertise. They are responsible for developing programs, training, and motivational efforts for the entire organization, as well as creating synergies within the portfolio by sharing best practices and working together with common clients. Every hotel sales associate is armed with sales training administered by each hotel’s respective brand.
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
Joint Ventures
As of March 1, 2010, we operated one hotel, the Crowne Plaza West Palm Beach, FL, in a joint venture in which we have a 51% voting equity interest and exercise control.
On March 20, 2007, we acquired our joint venture partner’s 18% interest in the Radisson New Orleans Airport Plaza, LA for $2.9 million. On July 26, 2007, we acquired our joint venture partner’s 50% interest in the Crowne Plaza Melbourne, FL for $13.5 million. As a result, the hotels are now owned by wholly-owned subsidiaries.
Competition and Seasonality
The hotel business is highly competitive. Each of our hotels competes in its market area with numerous other hotel properties operating under various lodging brands. Our competition is comprised of public companies, privately-held equity fund companies, and small independent owners and operators. Competitive factors in the lodging industry include, among others, room rates, quality of accommodation, service levels, convenience of locations and amenities customarily offered to the traveling public. In addition, the development of travel-related Internet websites has increased price awareness among travelers and price competition among comparable hotels. Furthermore, the economic recession has heightened the level of competition as luxury and upper upscale hotels are substantially discounting rates to attract customers in downstream segments.
Demand for accommodations, and the resulting revenues, vary seasonally. The high season tends to be the summer months for hotels located in colder climates and the winter months for hotels located in warmer climates. Aggregate demand for accommodations in our portfolio is lowest during the winter months. Levels of demand are also dependent upon many factors that are beyond our control, including national and local economic conditions and changes in levels of leisure and business-related travel. Our hotels depend on both business and leisure travelers for revenues.
We also compete with other hotel owners and operators with respect to obtaining desirable franchises for upscale, upper upscale and midscale hotels in targeted markets.
The Lodging Industry
In 2009, the U.S. lodging industry experienced a significant downturn with full year RevPAR for the U.S. industry decreasing 16.7% compared to 2008, according to Smith Travel Research as reported in January 2010. The reduction in RevPAR was a result of a 3.2% increase in supply and a 5.8% decrease in demand. These factors led to declines in both occupancy and average daily rate of 8.7% and 8.8%, respectively, according to Smith Travel Research.
In December 2009, PKF Hospitality Research predicted a 1.1% decline in RevPAR in 2010 for the U.S. lodging industry as a whole. In January 2010, Smith Travel Research projected a 3.2% decrease in RevPAR in 2010, with increases in both supply and demand of 1.8%, flat occupancy, and a decrease in average daily rate of 3.2% for the U.S. hotel industry as a whole.
The economic recession could result in lower than expected results.
Chain-Scale Segmentation
Smith Travel Research classifies the lodging industry into six chain scale segments by brand according to their respective national average daily rate or ADR. The six segments are defined as: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage and economy. We operate hotel brands in the following four chain scale segments:
•	Upper Upscale (Hilton and Marriott);

•	Upscale (Courtyard by Marriott, Crowne Plaza, Four Points by Sheraton, Radisson, Residence Inn by Marriott, SpringHill Suites by Marriott and Wyndham);

•	Midscale with Food & Beverage (Holiday Inn); and

•	Midscale without Food & Beverage (Fairfield Inn by Marriott and Holiday Inn Express);
RevPAR for our held for use hotels decreased 18.0% in 2009 as compared to 16.7% for the industry as a whole. We believe that our hotels and brands will continue to perform slightly below the U.S. lodging industry in 2010.
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
Dispositions
A summary of our disposition activity is as follows:

Number of
Hotels
Owned and operated at December 31, 2007	46
Sold in 2008	(5)

Owned and operated at December 31, 2008	41
Sold in 2009	(5)
Deconsolidated in 2009	(2)

Owned and operated at December 31, 2009	34

In February 2010, we deconsolidated the following six hotels upon surrendering control of the hotels to a court-appointed receiver: Courtyard by Marriott Abilene, TX, Courtyard by Marriott Bentonville, AR, Courtyard by Marriott Florence, KY, Crowne Plaza Houston, TX, Fairfield Inn Merrimack, NH, and Holiday Inn Inner Harbor Baltimore, MD.
The six hotels served as collateral for Merrill Lynch Fixed Rate Pool 3 (“Pool 3”), which had a balance of $45.5 million as of December 31, 2009 and matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify the loan. Since we were unable to reach a modification agreement, we surrendered control of the six hotels that secured Pool 3 to a court-appointed receiver. As of March 1, 2010, we owned and operated 28 hotels.

Portfolio
Our hotel portfolio, as of March 1, 2010, by franchisor, is set forth below:

					Year of Last Major
		Room Count			Renovation or
Franchisor/Hotel Name	Held for Use	Held for Sale	Total	Location	Construction
InterContinental Hotels Group PLC (IHG)
Crowne Plaza Albany	384		384	Albany, NY	2001
Crowne Plaza Melbourne	270		270	Melbourne, FL	2006
Crowne Plaza Phoenix Airport	295		295	Phoenix, AZ	2004
Crowne Plaza Pittsburgh	193		193	Pittsburgh, PA	2001
Crowne Plaza Silver Spring	231		231	Silver Spring, MD	2005
Crowne Plaza West Palm Beach (51% owned)	219		219	West Palm Beach, FL	2005
Holiday Inn BWI Airport	259		259	Baltimore, MD	2009 - Guestrooms, Commercial space being renovated
Holiday Inn Hilton Head	202		202	Hilton Head, SC	2008
Holiday Inn Meadowlands	138		138	Pittsburgh, PA	2005
Holiday Inn Monroeville	187		187	Monroeville, PA	2005
Holiday Inn Myrtle Beach	133		133	Myrtle Beach, SC	2006
Holiday Inn Santa Fe	130		130	Santa Fe, NM	2003
Holiday Inn Strongsville	303		303	Cleveland, OH	2005
Holiday Inn Express Palm Desert		129	129	Palm Desert, CA	2003

Total IHG Room Count	2,944	129	3,073

Total IHG Hotel Count	13	1	14

Marriott International Inc.
Courtyard by Marriott Buckhead	181		181	Atlanta, GA	2008
Courtyard by Marriott Lafayette	90		90	Lafayette, LA	2004
Courtyard by Marriott Paducah	100		100	Paducah, KY	2004
Courtyard by Marriott Tulsa	122		122	Tulsa, OK	2004
Marriott Denver Airport	238		238	Denver, CO	2008
Residence Inn by Marriott Dedham	81		81	Dedham, MA	2004
Residence Inn by Marriott Little Rock	96		96	Little Rock, AR	2004
SpringHill Suites by Marriott Pinehurst	107		107	Pinehurst, NC	2007

Total Marriott Room Count	1,015	—	1,015

Total Marriott Hotel Count	8	—	8

Hilton Hotels Corporation
Hilton Columbia	152		152	Columbia, MD	2003
Hilton Fort Wayne	244		244	Fort Wayne, IN	Being Renovated

Total Hilton Room Count	396	—	396

Total Hilton Hotel Count	2	—	2

Carlson Companies
Radisson New Orleans Airport Plaza	244		244	New Orleans, LA	2005
Radisson Phoenix	159		159	Phoenix, AZ	2005

Total Carlson Room Count	403	—	403

Total Carlson Hotel Count	2	—	2

Starwood Hotels & Resorts Worldwide, Inc.
Four Points by Sheraton Philadelphia	190		190	Philadelphia, PA	2008

Total Starwood Room Count	190	—	190

Total Starwood Hotel Count	1	—	1

Wyndham Hotels and Resorts, LLC
Wyndham DFW Airport North	282		282	Dallas, TX	2008

Total Wyndham Room Count	282	—	282

Total Wyndham Hotel Count	1	—	1

Grand Total Room Count	5,230	129	5,359

Grand Total Hotel Count	27	1	28

Hotel data by market segment and region
The following four tables include data for all hotels in our portfolio as of December 31, 2009. The number of properties and number of rooms disclosed in the tables are as of the end of the applicable year. Therefore, the tables include the six hotels that we deconsolidated in February 2010 upon surrendering control of the hotels to a court-appointed receiver, as discussed in “Dispositions” above.
The first two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 by chain scale segment. The chain scale segments are defined on page 5.
     Combined Continuing and Discontinued Operations — 34 hotels

	2009	2008	2007
Upper Upscale Number of properties	3	3	3
Number of rooms	634	634	634
Occupancy	65.3%	70.1%	73.9%
Average daily rate	$114.44	$126.36	$124.78
RevPAR	$74.68	$88.55	$92.22
Upscale Number of properties	21	21	20
Number of rooms	3,806	3,806	3,616
Occupancy	64.8%	71.4%	68.9%
Average daily rate	$93.86	$106.23	$108.11
RevPAR	$60.82	$75.83	$74.50
Midscale with Food & Beverage Number of properties	8	8	9
Number of rooms	1,717	1,717	1,907
Occupancy	60.5%	68.5%	70.3%
Average daily rate	$96.77	$99.15	$101.65
RevPAR	$58.55	$67.92	$71.46
Midscale without Food & Beverage Number of properties	2	2	2
Number of rooms	244	244	244
Occupancy	45.8%	52.4%	58.0%
Average daily rate	$78.52	$90.93	$90.00
RevPAR	$36.00	$47.69	$52.24
All Hotels Number of properties	34	34	34
Number of rooms	6,401	6,401	6,401
Occupancy	63.0%	69.8%	69.4%
Average daily rate	$96.30	$105.92	$107.33
RevPAR	$60.64	$73.89	$74.49

     Continuing Operations — 33 hotels

	2009	2008	2007
Upper Upscale Number of properties	3	3	3
Number of rooms	634	634	634
Occupancy	65.3%	70.1%	73.9%
Average daily rate	$114.44	$126.36	$124.78
RevPAR	$74.68	$88.55	$92.22
Upscale Number of properties	21	21	20
Number of rooms	3,806	3,806	3,616
Occupancy	64.8%	71.4%	68.9%
Average daily rate	$93.86	$106.23	$108.11
RevPAR	$60.82	$75.83	$74.50
Midscale with Food & Beverage Number of properties	8	8	9
Number of rooms	1,717	1,717	1,907
Occupancy	60.5%	68.5%	70.3%
Average daily rate	$96.77	$99.15	$101.65
RevPAR	$58.55	$67.92	$71.46
Midscale without Food & Beverage Number of properties	1	1	1
Number of rooms	115	115	115
Occupancy	32.2%	43.7%	45.8%
Average daily rate	$71.31	$85.87	$87.74
RevPAR	$22.94	$37.55	$40.20
All Hotels Number of properties	33	33	33
Number of rooms	6,272	6,272	6,272
Occupancy	63.1%	70.0%	69.4%
Average daily rate	$96.56	$106.13	$107.65
RevPAR	$60.90	$74.24	$74.72

The two tables below present data on occupancy, ADR and RevPAR for the hotels in our portfolio for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 by geographic region.
     The regions in the two tables below are defined as:
•	Northeast: Massachusetts, Maryland, New Hampshire, New York, Ohio, Pennsylvania;

•	Southeast: Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina;

•	Midwest: Arkansas, Indiana, Oklahoma, Texas; and

•	West: Arizona, California, Colorado, New Mexico.
     Combined Continuing and Discontinued Operations — 34 hotels

	2009	2008	2007
Northeast Region Number of properties	12	12	12
Number of rooms	2,598	2,598	2,598
Occupancy	61.8%	67.6%	69.1%
Average daily rate	$100.32	$106.98	$107.89
RevPAR	$61.97	$72.35	$74.56
Southeast Region Number of properties	10	10	10
Number of rooms	1,624	1,624	1,624
Occupancy	66.5%	71.4%	70.0%
Average daily rate	$95.78	$108.69	$112.31
RevPAR	$63.67	$77.57	$78.61
Midwest Region Number of properties	7	7	7
Number of rooms	1,228	1,228	1,228
Occupancy	57.1%	68.2%	62.5%
Average daily rate	$89.77	$98.81	$98.52
RevPAR	$51.25	$67.38	$61.61
West Region Number of properties	5	5	5
Number of rooms	951	951	951
Occupancy	67.8%	74.8%	78.0%
Average daily rate	$94.23	$107.13	$107.42
RevPAR	$63.91	$80.18	$83.79
All Hotels Number of properties	34	34	34
Number of rooms	6,401	6,401	6,401
Occupancy	63.0%	69.8%	69.4%
Average daily rate	$96.30	$105.92	$107.33
RevPAR	$60.64	$73.89	$74.49

Continuing Operations — 33 hotels

	2009	2008	2007
Northeast Region Number of properties	12	12	12
Number of rooms	2,598	2,598	2,598
Occupancy	61.8%	67.6%	69.1%
Average daily rate	$100.32	$106.98	$107.89
RevPAR	$61.97	$72.35	$74.56
Southeast Region Number of properties	10	10	10
Number of rooms	1,624	1,624	1,624
Occupancy	66.5%	71.4%	70.0%
Average daily rate	$95.78	$108.69	$112.31
RevPAR	$63.67	$77.57	$78.61
Midwest Region Number of properties	7	7	7
Number of rooms	1,228	1,228	1,228
Occupancy	57.1%	68.2%	62.5%
Average daily rate	$89.77	$98.81	$98.52
RevPAR	$51.25	$67.38	$61.61
West Region Number of properties	4	4	4
Number of rooms	822	822	822
Occupancy	69.4%	77.1%	79.4%
Average daily rate	$95.82	$108.71	$109.61
RevPAR	$66.46	$83.85	$87.03
All Hotels Number of properties	33	33	33
Number of rooms	6,272	6,272	6,272
Occupancy	63.1%	70.0%	69.4%
Average daily rate	$96.56	$106.13	$107.65
RevPAR	$60.90	$74.24	$74.72

Hotel Encumbrances
Of the 34 hotels that we owned and consolidated as of December 31, 2009, 32 hotels were pledged as collateral to secure long-term debt. Refer to the table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources. In addition, see “Item 1A. Risk Factors.”
Insurance
We maintain the following types of insurance:
•	general liability;

•	property damage and business interruption (including coverage for terrorism);

•	flood;

•	directors’ and officers’ liability;

•	liquor liability;

•	workers’ compensation;

•	fiduciary liability; and

•	business automobile.
We are self-insured up to certain amounts with respect to our insurance coverages. We establish liabilities for these self-insured obligations annually, based on actuarial valuations and our history of claims. If these claims exceed our estimates, our future financial condition and results of operations would be adversely affected. As of December 31, 2009, we had accrued $8.9 million for these costs (including employee medical coverage). We believe that we have adequate reserves and sufficient insurance coverage for our business.
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

Employees
At December 31, 2009, we had 1,686 full-time and 676 part-time employees. We had 37 full-time employees engaged in administrative, operations, and executive activities and the balance of our employees manage, operate and maintain our properties. At December 31, 2009, 161 of our full and part-time employees located at two hotels were covered by collective bargaining agreements. One of these agreements expired on October 31, 2009 and there is a dispute as to which union represents the unionized associates. We are waiting for the National Labor Relations Board to issue an appeal ruling on which union legally represents the union associates before addressing the expired collective bargaining agreement. The remaining collective bargaining agreement expires in April 2010. We consider relations with our employees to be good.
Legal Proceedings
From time to time, as we conduct our business, legal actions and claims are brought against us. The outcome of these matters is uncertain. However, we believe that all currently pending matters will be resolved without a material adverse effect on our results of operations or financial condition.
On January 26, 2010, a putative class action was commenced in the Superior Court of Fulton County, Georgia against us, each of our directors, Purchaser and Merger Sub alleging that our board of directors breached their fiduciary duties to our stockholders in approving and adopting a merger agreement that allegedly contains preclusive deal protection measures and unfair merger consideration. The complaint further alleges that we, Purchaser and Merger Sub aided and abetted our board of directors in allegedly breaching their fiduciary duties. On February 23, 2010, the plaintiff amended his complaint to add claims that the members of our board breached their duties of disclosure by allegedly failing to disclose certain matters in the Schedule 14A Preliminary Proxy. The amended complaint seeks to enjoin the completion of the merger, an award of unspecified monetary damages and to recover certain costs incurred by the plaintiff. In addition, on January 29, 2010, a putative class action was commenced in the Court of Chancery of the State of Delaware by United Capital Corp. against us, each of our directors, Purchaser, Merger Sub and Lone Star Funds, alleging that our board of directors breached their fiduciary duties to our stockholders by allegedly failing to obtain the highest price available for our stockholders, failing to adequately shop the Company and approving and adopting a merger agreement that allegedly contains preclusive deal protection measures. The complaint further alleges that Lone Star Funds aided and abetted our board of directors in allegedly breaching their fiduciary duties. The complaint seeks to enjoin the completion of the merger, an order compelling the board of directors to undertake a new sale process, an award of unspecified monetary damages and costs of litigation. In other papers filed with the Court, United Capital Corp. has asserted that it desires to make a bid for the Company but has not done so because of the allegedly preclusive deal protection measures contained in the merger agreement. We believe both lawsuits to be without merit and intend to defend them vigorously, including opposing any efforts to enjoin the proposed transaction.
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
Item 1A. RISK FACTORS
This Form 10-K for the year ended December 31, 2009 contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, including, among others, statements regarding the anticipated merger, Lodgian’s expectations regarding returning certain hotels to lenders, anticipated cost reductions, optional maturity extensions, property dispositions, future financial position, business strategy, projected performance and financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lodgian and members of its management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond the Lodgian’s ability to control or predict. Such factors include, but are not limited to, any conditions imposed in connection with the merger, approval of the merger agreement by the stockholders of Lodgian, the satisfaction of various other conditions to the closing of the merger contemplated by the merger agreement, the effects of regional, national and international economic conditions, our ability to refinance or extend maturing mortgage indebtedness, competitive conditions in the lodging industry and increases in room supply, requirements of franchise agreements (including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions), our ability to complete planned hotel dispositions, the ability to realize anticipated cost reductions, the effects of unpredictable weather events such as hurricanes, the financial condition of the airline industry and its impact on air travel, the effect of self-insured claims in excess of our reserves and our ability to obtain adequate insurance at reasonable rates, and other factors discussed below. Lodgian assumes no duty to update these statements.
The Company believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to Lodgian or persons acting on its behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and the company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.
Our business is exposed to many risks, difficulties and uncertainties, including the following:
•	Our ability to refinance or extend the portion of our mortgage indebtedness that is scheduled to mature in 2010 and beyond;

•	The effects of regional, national and international economic conditions;

•	Competitive conditions in the lodging industry and increases in room supply;

•	The effects of actual and threatened terrorist attacks and international conflicts in the Middle East and elsewhere, and their impact on domestic and international travel;

•	The effectiveness of changes in management and our ability to retain qualified individuals to serve in senior management positions;

•	Requirements of franchise agreements, including the right of franchisors to immediately terminate their respective agreements if we breach certain provisions;

•	Our ability to complete planned hotel dispositions;

•	Seasonality of the hotel business;

•	The effects of unpredictable weather events such as hurricanes;

•	The financial condition of the airline industry and its impact on air travel;

•	The effect that Internet reservation channels may have on the rates that we are able to charge for hotel rooms;

•	Increases in the cost of debt and our continued compliance with the terms of our loan agreements;

•	The effect of self-insured claims in excess of our reserves, or our ability to obtain adequate property and liability insurance to protect against losses, or to obtain insurance at reasonable rates;

•	Potential litigation and/or governmental inquiries and investigations;

•	Laws and regulations applicable to our business, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations;

•	A downturn in the economy due to several factors, including but not limited to, high energy costs, natural gas and gasoline prices;

•	The impact of continued disruptions in the credit markets and potential failures of financial institutions on our ability to access capital, and

•	The risks identified below under “Risks Related to Our Business” and “Risks Related to Our Common Stock”.
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
Risks Related to Our Business
We may be unable to refinance, extend or repay our substantial mortgage indebtedness maturing in 2010 and beyond, as a result of, among other things, the current condition of the economy, the resulting decline in the lodging industry and the challenging credit markets. If we were unable to extend or refinance such indebtedness, or engage in a strategic transaction, such as the proposed merger, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors. Even if we were able to refinance or extend our indebtedness, a substantial amount of indebtedness could limit our operational flexibility or otherwise adversely affect our financial condition.
Our ability to successfully refinance or extend our debt is negatively affected by, among other things: (i) the challenging credit markets, (ii) the lower loan-to-value ratios now required in refinancings, (iii) the perception of our Company due to, among other things, our past bankruptcy filing, and (iv) the decrease in the current value of our properties, and the imminent maturities of certain indebtedness. As of December 31, 2009, we had $292.2 million of total mortgage obligations outstanding, including the current portion, and 32 of our consolidated hotels were pledged as collateral for existing mortgage loans. These 32 hotels represented approximately 91% of the book value of our consolidated property and equipment, net, as of December 31, 2009. As a result, we have limited flexibility to sell or finance an unencumbered property to satisfy our cash needs. In addition, our cash flow from operations may be insufficient to make required debt service payments and we may not be able to extend, repay or refinance our maturing indebtedness on favorable terms or at all.
Pool 3 with a balance of $45.5 million as of December 31, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify the loan. Since we were unable to reach a modification agreement, we surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver in February 2010.
Approximately $55.7 million of our mortgage debt, comprised of three mortgage loans secured by six hotels, matures in 2010, and cannot be extended without the approval of the loan servicers. We are pursuing opportunities to extend or refinance these mortgages. A $130.0 million loan, which is secured by 10 hotels, matures in May 2010, and we currently expect to exercise the second of three available one-year extension options in accordance with the extension options set forth in the loan document.
In addition, $26 million and $33 million of our mortgage debt mature in 2011 and 2012, respectively, with no available extension options.
We expect it will remain difficult to refinance the maturing mortgage debt and we cannot predict whether our efforts to extend or refinance the maturing debt will be successful. Our ability to operate as a going concern is dependent upon our ability to extend or refinance our maturing mortgage debt prior to the scheduled maturity dates. For example, a debt default could lead us to sell one or more of our hotels on unfavorable terms or, our lenders could seek to foreclose on the property or properties securing the debt, which could cause the loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Moreover, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, particularly as a result of continued hotel dispositions, which would further limit our cash flow available to fund business operations and our strategic plan. If we are unable to obtain reasonable refinancing for such indebtedness and maintain sufficient cash flow to fund our operations, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.
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
The terms of our debt instruments place many restrictions on us, which reduce operational and financial flexibility and create default risks.
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
We are also subject to certain financial covenants. As of December 31, 2009, the Company was in compliance with its financial debt covenants, except for the financial ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $45.5 million and $34.6 million, respectively, and the Goldman Sachs loan, with an outstanding principal balance of $130 million. The breach of these covenants, if not cured or waived by the lenders, could lead to the declaration of a “cash trap” by the lenders whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be held in a restricted cash account. With respect to the Merrill Lynch Fixed Rate loans, the funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. The cash trap provisions under the Goldman Sachs loan were waived in conjunction with the loan amendment dated January 22, 2010.
As of December 31, 2009, Pool 4 was operating under the provisions of a cash trap and approximately $0.8 million was held in a restricted cash account. We surrendered control of the six hotels which secure Pool 3 to a court-appointed receiver in February 2010.
Our continued compliance with the financial covenants for the remaining loans depends substantially upon the financial results of our hotels. Given the economic recession, we could breach certain of our financial covenants during 2010.
Furthermore, certain of our indebtedness is included in securitized loan pools, which makes it difficult and costly to remove specific assets from the loan pools. If we are unable to maintain compliance with our financial covenants or maintain sufficient cash flow to fund our operations, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.
Increases in interest rates could have an adverse effect on our cash flow and interest expense.
A significant portion of our capital needs are fulfilled by borrowings, of which $169.0 million was variable rate debt at December 31, 2009. In the future, we may incur additional indebtedness bearing interest at a variable rate, or we may be required to refinance our existing fixed-rate indebtedness at higher interest rates. Accordingly, increases in interest rates will increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, fund our operations and our capital expenditure program, make acquisitions or pursue other business opportunities.
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
Our ability to make payments on, extend or refinance our indebtedness and to fund our operations, planned capital expenditures and other needs will depend on our ability to generate cash in the future. In addition, the value of our hotels is heavily dependent on our cash flows. Various factors could adversely affect our ability to generate cash from operations. These risks include the following:
•	Effects of the economic recession and the weakened conditions of the real estate and banking industries;

•	Changes in interest rates and changes in the availability, cost and terms of credit;

•	Cyclical overbuilding in the lodging industry;

•	Varying levels of demand for rooms and related services;

•	Competition in our markets from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we have;

•	Loss of franchise affiliations;

•	Reductions in air travel or other adverse changes in travel patterns;

•	Fluctuations in operating costs, including but not limited to, labor, food, and energy costs;

•	The need for renovations and the effectiveness of renovations or repositioning in attracting customers;

•	Changes in governmental laws and regulations that influence or determine wages or required remedial expenditures;

•	Natural disasters, including, but not limited to, hurricanes;

•	Continued sale or surrender of hotels in our portfolio and resulting reduction in cash flow from operations;

•	Dependence on business and leisure travelers, who have been and continue to be affected by the economic recession, threats of terrorism, or other outbreaks of hostilities, and new laws to counter terrorism which result to some degree in a reduction of foreign travelers visiting the U.S.; and

•	The perception of the lodging industry and lodging companies in the debt and equity markets.
The economic recession and adverse economic conditions in the specific major metropolitan markets in which we do substantial business could materially and adversely affect our business and results of operations.
We depend in part on consumers spending discretionary funds on travel and leisure activities as well as the general health and volume of airline and business-related travel to generate revenues at our hotels. Because of the weakened state of the general economy and the current unemployment rate, consumer confidence and consumer and business spending have decreased dramatically. Given these current and expected economic conditions and their impact on our occupancy and revenues, we believe there is a significantly increased risk that our operating performance will continue to be materially adversely affected.
In addition to weakness in the general economy, adverse economic conditions in the specific markets in which we have multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect our revenues and results of operations. The eight continuing operations hotels in these markets combined provided 34% of our continuing operations revenues in 2009, 2008, and 2007. As a result of the geographic concentration of these hotels, we are particularly exposed to the risks of downturns in these markets, which could have a material adverse effect on our profitability.
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
We operate all of our hotels pursuant to franchise agreements for nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. The standards are also subject to change over time. Compliance with any new and existing standards could cause us to incur significant expenses and investment in capital expenditures.
If we do not comply with standards or terms of any of our franchise agreements, those franchise agreements may be terminated after we have been given notice and an opportunity to cure the non-compliance or default. As of March 1, 2010, we were not in compliance with the franchise agreement for one hotel due to substandard guest satisfaction scores. If the hotel does not achieve scores above the required thresholds through December 2011, the hotel could be placed in default by the franchisor. Our corporate operations team as well as our hotel’s general manager and associates have focused their efforts to cure this instance of non-compliance. We cannot assure you that we will continue to be in compliance with our other franchise agreements or that we will be able to cure any current or future alleged instances of non-compliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or non-compliance. If a franchise agreement is terminated, we may be required to incur significant costs, including franchise termination payments and capital expenditures, which in certain circumstances could lead to acceleration of portions of our indebtedness. Our loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more of our loan agreements. Therefore, the termination of one or more of our franchise agreements could materially and adversely affect our revenues, cash flow and liquidity.
Refer to “Franchise Affiliations” above for specific information regarding the current status of our franchise agreements.
In addition, our current franchise agreements, generally for terms of 10 to 20 years, terminate at various times and have differing remaining terms. As a condition to renewal of the franchise agreements, franchisors frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel and increases in franchise fees. A significant increase in unexpected capital expenditures and franchise fees related to renewal of franchise agreements would adversely affect our financial condition and results of operations. If we are unable to maintain sufficient cash flow to fund our operations and capital expenditures, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.
Provisions for liquidated damages in our franchise agreements could require us to pay material amounts to our franchisors if we are forced to surrender properties to our lenders.
If we are unable to refinance, extend or repay certain mortgage indebtedness and it becomes necessary to transfer a property to a lender in satisfaction of our obligations, we could be required to pay liquidated damages under the franchise agreement associated with such property. Significant payments of liquidated damages could adversely affect our financial condition and results of operations.
Hotels typically require a higher level of capital expenditures, maintenance and repairs than other building types due in part to property improvement requirements that may be imposed by franchisors. The increasing age of our hotels could result in additional capital expenditures to remain competitive. If we are not able to meet the requirements of our hotels appropriately, our business and operating results will suffer.
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
Because of the economic recession and its impact on our ability to generate cash flows and access credit, we may not be able to fund the required capital improvements.
If we are not able to execute our strategic initiatives, we may not be able to improve our financial performance.
We believe that the planned merger is the best strategic alternative for the Company. Absent a merger, our strategic initiatives include surrendering certain underperforming hotels to the lenders, improving the operations of our remaining core hotels, exploring the possibility of ceasing to be a public company and continuing to reduce our corporate overhead costs. These initiatives contain several risks, including: (i) the potential for franchisors to claim liquidated damages in connection with the surrender of hotels, (ii) the illiquidity of our stock should we cease to be publicly traded, (iii) the ability to “right-size” our corporate overhead costs with a much smaller number of hotels in our portfolio, and (iv) the ability to improve operations with limited cash flows from operations and lack of available credit.
We have a history of significant losses and we may not be able to successfully improve our performance to achieve profitability.
We had an accumulated deficit of $157.6 million as of December 31, 2009. Our ability to improve our performance to achieve profitability is dependent upon the state of the economy in general and the lodging industry in particular, as well as the successful implementation of our business strategy. Over the past three years, we eliminated numerous positions in the corporate office and at the hotels. The reduction in staff, particularly at the hotel level, could have a negative impact on our guest satisfaction scores, which could ultimately impact our financial performance and/or result in the loss of one or more franchise agreements. In addition, our failure to improve our performance could have a material adverse effect on our business, results of operations, financial condition, cash flow, liquidity and prospects. Furthermore, Smith Travel Research forecasted a 3.2% decline in RevPAR for the U.S. lodging industry in 2010, while PKF Hospitality Research projected a 1.1% decrease in RevPAR. Rising energy costs, the financial condition of the airline industry in general and continued threats to national security or air travel safety, among other things, could adversely affect the industry, resulting in our inability to meet our internal profit expectations. If we are unable to maintain sufficient cash flow to fund our operations, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.
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
Certain expenses associated with owning and operating a hotel are relatively fixed and do not proportionately reduce with a decline in revenues. Consequently, during periods when revenues decline, we could continue to incur certain expenses which are fixed in nature. Moreover, we could be adversely affected by:
•	Rising interest rates;

•	Tightening of credit available to the lodging industry on favorable terms, or at all;

•	Rising energy costs, gasoline or heating fuel supply shortages;

•	Rising insurance premiums;

•	Rising property tax expenses;

•	Increase in labor and related costs; and

•	Changes in, and as a result, increases in the cost of compliance with new governmental regulations, including those governing environmental, usage, zoning and tax matters.

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
The lodging industry is highly competitive. No single competitor or small number of competitors dominates the industry. We generally operate in areas that contain numerous other competitors, some of which may have substantially greater resources than we have. Competitive factors in the lodging industry include, among others, oversupply in a particular market, franchise affiliation, reasonableness of room rates, quality of accommodations, age of the facility, service levels, convenience of locations and amenities customarily offered to the traveling public. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the future demand for our hotels, or that the competing and new hotels will not pose a greater threat to our business. Any of these adverse factors could materially and adversely affect us.
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
As of March 1, 2010, we operated 22 of our 28 hotels under the InterContinental Hotels Group and Marriott flags, and therefore, are subject to potential risks associated with the concentration of our hotels under limited brand names. If either of these brands suffered a major decline in popularity with the traveling public, it could adversely affect our revenues and profitability.
We have experienced significant changes in our senior management team and Board of Directors.
Our current Chief Executive Officer has been in this role since June 2009. The Chief Executive Officer role was filled by a member of the Board of Directors on an interim basis from January 2008 until June 2009. Our current Vice President of Hotel Operations assumed the position in December 2008. If our management team is unable to develop and successfully execute our business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.
Our success is dependent on recruiting and retaining high caliber key personnel.
Our future success and our ability to manage future growth will depend in large part on our ability to attract and retain other highly qualified personnel. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key personnel. The inability to attract and retain highly qualified personnel could hinder our business.

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
As of December 31, 2009, we have approximately $244.7 million of net operating loss carryforwards available for federal income tax purposes with a full valuation allowance. To the extent that we do not have sufficient future taxable income to be offset by these net operating loss carryforwards, any unused losses will expire between 2019 and 2029. Our ability to use these net operating loss carryforwards to offset future income is also subject to annual limitations. An audit or review by the Internal Revenue Service could result in a reduction in the net operating loss carryforwards available to us.
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
We have not yet paid any dividends on our common stock, and we do not intend to do so in the foreseeable future. As a result, our stockholders’ only return on their investments, if any, will occur on their sale of our common stock.
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
The decline in our common stock price and the threat of delisting or a delisting of our common stock could have materially adverse effects on our business.
The price of our common stock has declined significantly since December 31, 2004. In the event we seek bankruptcy protection, it is possible that the value of our common stock could decline further. A reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through stock sales or otherwise use our stock as currency with third parties. In addition, our common stock could be delisted from the NYSE AMEX Equities market. The threat of delisting or a delisting of our common stock from the NYSE AMEX Equities market could have adverse effects by, among other things:
•	reducing the liquidity and market price of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing; and

•	reducing our ability to retain, attract and motivate our directors, officers and employees.
Risks Related to the Planned Merger
The closing of the Merger is subject to the satisfaction of customary closing conditions, including the approval of the Merger by our stockholders.
The closing of the Merger is subject to the satisfaction of customary closing conditions, including the approval of the Merger by our stockholders. The timing of such approval and the closing of the Merger are subject to factors beyond our control. While our Board of Directors has unanimously recommended that stockholders approve the Merger Agreement, we cannot predict the outcome of the stockholders’ vote. The Merger will not close if approval is not received from the stockholders.
Failure to complete the Merger in a timely manner, or at all, could negatively impact the market price of our common stock and our future financial results and liquidity.
Failure to complete the Merger in a timely manner, or at all, could negatively impact the market price of our common stock to the extent that the current market price reflects an assumption that the Merger will be completed. In addition, such failure could negatively impact our future business and financial results because of, among other things, the disruption that could occur as a result of uncertainties relating to a failure to complete the Merger and the potential inability to recover certain transaction costs related to the Merger, including a $3.25 million termination fee that could be payable to Purchaser under certain conditions.
Moreover, if the Merger Agreement is terminated for any reason other than as a result of certain breaches by Purchaser, Lodgian’s subsidiary borrowing entities would be required to either pay down the principal balance of the $130 million mortgage loan facility owned by Hospitality by $5 million or pledge the Holiday Inn, Monroeville, PA as additional security for the loan. A $5 million pay down of the principal balance would further weaken our liquidity, while pledging an additional hotel as security would further limit our financial flexibility.
In addition, if the Merger is terminated or is not completed by July 1, 2010, Lodgian would be required to pay a higher interest rate on the $130 million mortgage loan facility owned by Hospitality, which would have a negative impact on our financial results and liquidity.
The Merger could negatively impact our current and future business and financial results.
The Merger Agreement contains customary representations and warranties of Lodgian, Purchaser and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Lodgian’s business between the date of the signing of the Merger Agreement and the closing of the Merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Merger to be completed.
Compliance with the covenants outlined in the Merger Agreement could restrict our ability to operate the business or result in our failure to pursue other opportunities which could be beneficial to our business in the future, should the Merger not be completed. Furthermore, management’s efforts may be focused on completing the Merger and diverted from the operation of the business.
The announcement of the Merger could have a negative impact on our ability to retain and, if necessary, attract key employees, which could in turn have an unfavorable impact on our financial results.
Our success depends significantly on the continued contributions of key employees. The loss of a key employee or the inability to attract and retain experienced employees could harm our operating results.
Litigation has commenced against us in connection with the planned Merger.
On January 26, 2010, a putative class action was commenced in the Superior Court of Fulton County, Georgia against us, each of our directors, Purchaser and Merger Sub alleging that our board of directors breached their fiduciary duties to our stockholders in approving and adopting a merger agreement that allegedly contains preclusive deal protection measures and unfair merger consideration. The complaint further alleges that we, Purchaser and Merger Sub aided and abetted our board of directors in allegedly breaching their fiduciary duties. On February 23, 2010, the plaintiff amended his complaint to add claims that the members of our board breached their duties of disclosure by allegedly failing to disclose certain matters in the Schedule 14A Preliminary Proxy. The amended complaint seeks to enjoin the completion of the merger, an award of unspecified monetary damages and to recover certain costs incurred by the plaintiff. In addition, on January 29, 2010, a putative class action was commenced in the Court of Chancery of the State of Delaware by United Capital Corp. against us, each of our directors, Purchaser, Merger Sub and Lone Star Funds, alleging that our board of directors breached their fiduciary duties to our stockholders by allegedly failing to obtain the highest price available for our stockholders, failing to adequately shop the Company and approving and adopting a merger agreement that allegedly contains preclusive deal protection measures. The complaint further alleges that Lone Star Funds aided and abetted our board of directors in allegedly breaching their fiduciary duties. The complaint seeks to enjoin the completion of the merger, an order compelling the board of directors to undertake a new sale process, an award of unspecified monetary damages and costs of litigation. In other papers filed with the Court, United Capital Corp. has asserted that it desires to make a bid for the Company but has not done so because of the allegedly preclusive deal protection measures contained in the merger agreement. We believe both lawsuits to be without merit and intend to defend them vigorously, including opposing any efforts to enjoin the proposed transaction.
The cost of defending such lawsuits could have an adverse impact on our financial results.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The information required to be presented in this section is presented in “Item 1. Business.”
Item 3. LEGAL PROCEEDINGS
The information required to be presented in this section is presented in “Item 1. Business.”
Item 4. RESERVED
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Historical Data
Our common stock is traded on the NYSE Amex Equities under the symbol “LGN”. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the past two years:

	2008
	High	Low
First Quarter	$11.93	$8.26
Second Quarter	$11.39	$7.61
Third Quarter	$9.67	$6.63
Fourth Quarter	$7.76	$1.19

	2009
	High	Low
First Quarter	$3.46	$1.41
Second Quarter	$3.00	$1.21
Third Quarter	$2.09	$1.15
Fourth Quarter	$2.15	$1.20

	2010
	High	Low
First Quarter (up to March 1, 2010)	$2.59	$1.40
At March 10, 2010, we had approximately 1,975 holders of record of our common stock.
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
Stock Repurchase Programs
In 2007, we repurchased 1.3 million shares at an aggregate cost of $15.2 million under a $30 million share repurchase program, approved by our Board of Directors, which expired in August 2009. In addition, we repurchased 0.1 million shares at an aggregate cost of $1.9 million under a $15 million share repurchase program, approved by our Board of Directors, which expired in May 2007.

In 2008, we repurchased 1.5 million shares at an aggregate cost of $14.9 million, fulfilling the remaining authority under the $30 million share repurchase program. In addition, we repurchased 0.6 million shares at an aggregate cost of $4.4 million under a $10 million share repurchase program, approved by our Board of Directors, which expired in April 2009.
Treasury Stock Repurchases
There were no purchases of our common stock during the three months ended December 31, 2009.
Performance Graph
The following stock performance graph compares the cumulative total stockholder return of our common stock between December 31, 2004 and December 31, 2009, against the cumulative stockholder return during such period achieved by the Dow Jones US Hotels Index and the Dow Jones Wilshire 5000 Index. The graph assumes that $100 was invested on December 31, 2004 in each of the comparison indices and in our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lodgian, Inc., The Dow Jones Wilshire 5000 Index
And The Dow Jones US Hotels Index
*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2010 Dow Jones & Co. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

Lodgian, Inc.	100.00	87.24	110.57	91.54	17.32	12.03
Dow Jones Wilshire 5000	100.00	106.38	123.16	130.07	81.64	102.00
Dow Jones US Hotels	100.00	109.15	139.39	118.17	53.58	91.83
Item 6. SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
We present, in the table below, selected financial data derived from our historical financial statements for the five years ended December 31, 2009.
In addition, in accordance with generally accepted accounting principles, our results of operations distinguish between the results of operations of those properties which we plan to retain in our portfolio for the foreseeable future, referred to as continuing operations, and the results of operations of those properties which have been sold or have been identified for sale, referred to as discontinued operations. The historical income statements have been reclassified based on the assets sold or held for sale as of December 31, 2009.
You should read the financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.
The income statement financial data for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, and selected balance sheet data for the years ended December 31, 2009 and December 31, 2008, were extracted from the audited financial statements included in this Form 10-K, which commence on page F-1.

	2009	2008	2007	2006	2005
	($ in thousands, except per share data)
Income statement data:
Revenues — continuing operations	$188,544	$228,194	$229,875	$214,832	$175,235
Revenues — discontinued operations	16,367	43,432	88,274	136,939	164,992
Revenues — continuing and discontinued operations	204,911	271,626	318,149	351,771	340,227
Loss — continuing operations	(50,349)	(8,014)	(5,236)	(5,767)	8,541
(Loss) income — discontinued operations	(3,553)	(3,970)	(2,789)	(9,409)	3,760
Net (loss) income	(53,902)	(11,984)	(8,025)	(15,176)	12,301
Net (loss) income attributable to common stock	(52,365)	(11,984)	(8,446)	(15,176)	12,301
Basic and diluted (loss) earnings per share attributable to common stock:
Loss from continuing operations	(2.29)	(0.37)	(0.24)	(0.24)	0.35
(Loss) income from discontinued operations	(0.17)	(0.18)	(0.11)	(0.38)	0.15
Net (loss) income attributable to common stock	(2.46)	(0.55)	(0.35)	(0.62)	0.50

Basic and diluted weighted average shares	21,315	21,774	24,292	24,617	24,576

Balance sheet data (at period end):
Total assets	$452,963	$555,414	$624,730	$699,158	$726,685
Assets held for sale	6,406	33,021	8,009	89,437	14,866
Long-term liabilities	185,132	194,800	355,728	292,301	394,432
Liabilities related to assets held for sale	6,029	16,167	961	68,351	4,610
Total liabilities	319,698	368,009	404,142	446,122	466,424
Total equity	133,265	187,405	220,588	242,114	249,044

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

As of March 1, 2010, we operated 28 hotels with an aggregate of 5,359 rooms, located in 19 states. Of the 28 hotels, 27 hotels, with an aggregate of 5,230 rooms, were held for use and the results of operations were classified in continuing operations, while 1 hotel, with 129 rooms, was held for sale and the results of operations were classified in discontinued operations.
The economic recession has continued to put downward pressure on revenue per available room, or RevPAR, and profit margins in the lodging industry. The decline in RevPAR, occupancy and average daily rate, is driven by oversupply in certain markets, a significant decrease in demand as companies and individuals reduce their travel costs, and increased competition as many luxury and upper upscale hotels are substantially discounting rates to attract customers in downstream segments. Costs in the lodging industry are largely fixed, thus declining revenues result in margin erosion. To partially mitigate margin erosion and to better position the company for the future, we remain focused on preserving market share, lowering costs and strengthening our balance sheet.
Our RevPAR declined 18.0% in 2009 compared to a RevPAR decline of 16.7% for the U.S. Lodging industry as a whole according to Smith Travel Research. We recognize the need to protect market share in these difficult economic conditions, especially given the intensely competitive environment, and our sales and revenue management teams are focused on retaining our existing customers and attracting new business.
This year, we have significantly reduced our cost structure. We have reduced headcount, implemented a freeze on merit increases, reduced or eliminated certain employee benefits, reduced or eliminated cash bonuses at the corporate level, restructured the bonus program at the hotel level, and eliminated discretionary spending in several areas. We will continue to look for opportunities to lower costs in the future.
To strengthen our balance sheet, we conducted a portfolio analysis in 2009. In July 2009, we surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver. In November 2009, we surrendered control of the Crowne Plaza Worcester, MA to a court-appointed receiver. We believed that the hotels were worth substantially less than the $9.4 million and $16.3 million, respectively, of mortgage debt encumbering the hotels and that it was unlikely that the value of the hotels would increase in the near or intermediate term. The hotels were deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balances, were excluded from our balance sheet as of December 31, 2009.
As of December 31, 2009, we had $292.2 million of total mortgage obligations outstanding, including the current portion of $102.5 million. This mortgage indebtedness is secured by interests in certain of our hotel properties. Merrill Lynch Fixed Rate Pool 3 (“Pool 3”) with a balance of $45.5 million as of December 31, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify the loan because we determined that the cash flow generated by the hotels that secure Pool 3 was not sufficient to fund the debt service requirements. Since we were unable to reach a modification agreement, we began negotiations with the servicer of Pool 3 in 2009 to surrender control of these six hotels. We were required to perform a fair value assessment of the six hotels in 2009 in accordance with U.S. GAAP and we concluded that the book value of the six hotels exceeded fair value and recorded impairment charges totaling $27.8 million. In February 2010, we surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver. The Pool 3 loan is non-recourse, except in certain limited circumstances (which we believe are remote) and is not cross-collateralized with any other mortgage debt. Refer to “Liquidity and Capital Resources” for additional information.
$55.7 million of mortgage debt is scheduled to mature in 2010 and cannot be extended without the approval of the loan servicers. To address the pending maturities, we are pursuing opportunities to refinance or extend the maturing mortgage debt. To date, we have been unable to secure financing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the 2010 maturity dates. We cannot currently predict whether our efforts to refinance or extend the maturing debt will be successful. If we are unable to refinance or extend the maturing mortgage debt, one or more of our subsidiaries or the Company as a whole may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both. See “Item 1A. Risk Factors” for additional information.
We negotiated with the special servicer for Merrill Lynch Fixed Rate Pool 1 (“Pool 1”) and agreed to two six-month extensions of the maturity date for this indebtedness. The principal balance of Pool 1 was $34.5 million as of December 31, 2009 and we exercised the second six-month extension, extending the maturity date of Pool 1 to July 1, 2010. We are pursuing opportunities to extend or refinance Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 remains fixed at 6.58% during the term of the extension. In July 2009, we paid the special servicer an extension fee of approximately $0.2 million. Additionally, in July 2009, we made a principal reduction payment of $2.0 million. In December 2009, we paid the special servicer an extension fee of approximately $0.3 million. Additionally, in December 2009, we made a principal reduction payment of $1.0 million. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it to remain difficult to refinance the mortgage debt prior to the July 2010 maturity date. We cannot currently predict whether these efforts will be successful. We have classified this loan as current in the Consolidated Balance Sheet as of December 31, 2009. Pool 1 is secured by four hotels.

Merrill Lynch Fixed Rate Pool 4 (“Pool 4”), with a principal balance of $34.6 million as of December 31, 2009, was successfully extended to a maturity date of July 1, 2012. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, we paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The parties also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, we may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. We also agreed to pay the lender an “exit fee” upon a full or partial repayment of Pool 4. The amount of this fee will increase each year but, assuming Pool 4 is held for the full three year term, the fee will effectively increase the current interest rate by 100 basis points per annum. We also have issued a full recourse guaranty of Pool 4 in connection with this amendment. We have classified Pool 4 as long-term in the Consolidated Balance Sheet as of December 31, 2009. Pool 4 is secured by six hotels.
Certain other mortgage debt will mature in 2010, but each has available extension options as discussed in further detail in “Liquidity and Capital Resources”.
Total assets decreased from $555.4 million at December 31, 2008 to $453.7 million at December 31, 2009. The reduction was primarily due to an impairment charge of $27.8 million related to Pool 3, the deconsolidation of the Crowne Plaza Worcester, MA and Holiday Inn Phoenix, AZ upon surrender of control to court-appointed receivers, and the sale of five of our held for sale hotels in 2009.
Long-term liabilities decreased from $194.8 million at December 31, 2008 to $185.1 million at December 31, 2009, mainly as a result of the deconsolidation of two hotels upon surrender of control and the reclassification of maturing debt from long-term liabilities to current liabilities offset in part by the extension of the maturity date of Pool 4 to 2012.
Planned Merger and Loan Amendment
On January 22, 2010, Lodgian, Purchaser, and Merger Sub, entered into the Merger Agreement. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Lodgian, other than any shares owned by Purchaser or Merger Sub, by Lodgian as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $2.50 in cash, without interest. The consummation of the Merger is subject to various customary conditions, including the approval of Lodgian’s stockholders.
Concurrently with the execution of the Merger Agreement, on January 22, 2010, Hospitality, an affiliate of Purchaser, purchased the lender’s interest in Lodgian’s $130 million mortgage loan facility originally made by Goldman Sachs Commercial Mortgage Capital, L.P. An amendment to the loan was also concurrently entered into by Hospitality and Lodgian’s subsidiary borrowing entities which own the hotels securing the loan. The material terms of the loan amendment are summarized as follows:
•	Effective immediately, the cash lockbox provisions of the loan were amended to provide that excess cash flow from the mortgaged properties after debt service, reserves and operating expenses, will not be retained by the lender in an excess cash flow reserve account, but will instead be released to the borrowers on a monthly basis, even if the properties do not meet a previously required financial covenant test.

•	The deadline for Lodgian’s subsidiary which owns the Crowne Plaza Albany, New York, to complete certain renovation work was extended to May 1, 2010.

•	The allocated loan amounts for each of the properties securing the loan were readjusted.

•	Effective July 1, 2010, the margin over LIBOR used to determine the interest rate on the loan will be increased from 1.50% to 4.25%.

•	If the Merger Agreement is validly terminated for any reason other than as a result of a breach by Purchaser of any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that certain of Lodgian’s closing conditions set forth in the Merger Agreement would not be met, Lodgian’s subsidiary borrowing entities on the loan will be required, in their sole discretion, to either pay down the principal balance of the loan by $5 million, or to cause the Holiday Inn Monroeville, Pennsylvania property to be pledged as additional security for the loan. If the Holiday Inn Monroeville, Pennsylvania property is pledged as additional security for the loan, it may be subsequently released from the loan upon payment of a cash release price of $5 million.
We believe that the planned merger is the best strategic alternative for the Company. Absent a merger, our strategic initiatives include surrendering certain underperforming hotels to the lenders, improving the operations of our remaining core hotels, exploring the possibility of ceasing to be a public company and continuing to reduce our corporate overhead costs.
Overview of Continuing Operations
Below is a summary of our results of continuing operations for the 33 hotels that were classified as held for use as of December 31, 2009 (including the six hotels that secure Pool 3, which were subsequently surrendered to a court-appointed receiver in February 2010), presented in more detail in “Results of Operations-Continuing Operations”:
•	Revenues decreased $39.7 million, or 17.4%. Rooms revenues decreased $31.3 million, or 18.3%, as ADR fell 9.0% and occupancy decreased 9.9%. Food and beverage revenues decreased $7.6 million, or 15.2%, driven largely by lower banquet revenues.

•	As previously discussed, we conducted a portfolio analysis to strengthen our balance sheet. As of December 31, 2009, we had surrendered control of two hotels to court-appointed receivers. In 2009, we began negotiations with the servicer of Pool 3 to surrender control of the six hotels that secure Pool 3 to a court-appointed receiver because the cash flows generated by these hotels were not sufficient to fund the debt service requirements. We were required to perform a fair value assessment of the six hotels in 2009 in accordance with U.S. GAAP and we concluded that the book value of the six hotels exceeded fair value and recorded impairment charges totaling $27.8 million. In February 2010, we surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver.

•	Excluding impairment, operating income decreased $20.1 million to a loss of $6.7 million. We realized the benefits of several cost containment initiatives as total operating expenses excluding impairment decreased $19.6 million. However, these initiatives did not fully offset the $39.7 million decline in revenues, since many of our operating costs are fixed in nature.
Overview of Discontinued Operations
In 2009, we sold 5 of our held for sale hotels and surrendered control of two hotels to court-appointed receivers. For the five hotels sold and two hotels surrendered in 2009, total revenues were $14.1 million, direct operating expenses were $7.1 million, and other hotel operating expenses were $5.4 million for the year ended December 31, 2009, respectively.
The consolidated statements of operations for discontinued operations for the years ended 2009, 2008 and 2007 include the results of operations for all properties that have been sold or otherwise disposed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 360 Property, Plant, and Equipment (“FASB ASC 360”).
The assets held for sale at December 31, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that our held for sale hotel as of December 31, 2009 remains properly classified in accordance with FASB ASC 360.
Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the year ended December 31, 2009, we recorded impairment charges of $13.9 million on assets held for sale.
Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria of FASB ASC 360. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.
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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in “Item 1A. Risk Factors”, approximately $101.2 million of outstanding mortgage debt as of December 31, 2009 has matured, or is scheduled to mature in 2010 without available extension options and the economic recession has negatively impacted our operating results, which affects operating cash flows as well as our ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the debt, these factors raise substantial doubt as to our ability to continue as a going concern. We surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver in February 2010. Pool 3 had an outstanding balance of $45.5 million at December 31, 2009. We are pursuing opportunities to extend or refinance the debt maturing in 2010, which totaled $55.7 million at December 31, 2009. However, we can provide no assurance that we will be able to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if we are unable to continue as a going concern.
A summary of our significant accounting policies is included in Note 1 of the notes to our consolidated financial statements. We consider the following to be our critical accounting policies and estimates:
Consolidation policy —All of our hotels are owned by operating subsidiaries. We consolidate the assets, liabilities and results of operations of those hotels where we own at least 50% of the voting equity interest and we exercise significant control. All of the subsidiaries are wholly-owned except for one joint venture, which meets the criteria for consolidation.
Noncontrolling interest — Noncontrolling interest represents the minority stockholder’s proportionate share of equity of the joint venture that we consolidate and is shown as “noncontrolling interest” in the Consolidated Balance Sheet. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“FASB ASC 810” formerly referenced as Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, Noncontrolling Interest in Consolidate Financial statements — An Amendment of ARB No. 51), we allocate to the noncontrolling interest its share of any profits or losses in accordance with the provisions of the applicable agreements.
Deferral policy —We defer franchise application fees on the acquisition or renewal of a franchise as well as loan origination costs related to new or renewed loan financing arrangements. Deferrals relating to the acquisition or renewal of a franchise are amortized on a straight-line basis over the period of the franchise agreement. We amortize deferred financing costs over the term of the loan using the effective interest method. The effective interest method incorporates the present values of future cash outflows and the effective yield on the debt in determining the amortization of loan fees. At December 31, 2009, these deferrals totaled $1.5 million for our held for use hotels. If we were to write-off these expenses in the year of payment, our operating expenses in those years would be significantly higher and lower in other years covered in the related agreement.
Asset impairment —We invest significantly in real estate assets. Property and equipment for our held for use assets represented 84.3% of the total assets on our consolidated balance sheet at December 31, 2009. Accordingly, our policy on asset impairment is considered a critical accounting estimate. We periodically evaluate property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with FASB ASC 360 Property, Plant, and Equipment, we classify our properties into two categories: “assets held for sale” and “assets held for use”.
We consider an asset held for sale when the following criteria per FASB ASC 360 are met:
1.	Management commits to a plan to sell the asset;

2.	The asset is available for immediate sale in its present condition;

3.	An active marketing plan to sell the asset has been initiated at a reasonable price;

4.	The sale of the asset is probable within one year; and

5.	It is unlikely that significant changes to the plan to sell the asset will be made.
Upon designation of an asset as held for sale, we record the carrying value of the asset at the lower of its carrying value or its estimated fair value less estimated selling costs, and we cease depreciation of the asset. Our estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers. While we may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, our estimate is ultimately based on our determination and we remain responsible for the impact of the estimate on the financial statements. The estimated selling costs are generally based on our experience with similar asset sales. We record impairment charges and write down respective hotel assets if their carrying values exceed the estimated selling prices less costs to sell.
With respect to assets held for use where impairment indicators exist, we estimate the undiscounted cash flows to be generated by these assets. We then compare the estimated undiscounted cash flows for each hotel with their respective carrying values to determine if there are indicators of impairment. The carrying value of a long-lived asset is considered for impairment when the estimated undiscounted cash flows to be generated by the asset over its estimated useful life are less than the asset’s carrying value. For those assets where there are indicators of impairment, we determine the estimated fair values of these assets by taking into consideration indicators of value including broker valuations or appraisals. While we may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, our estimate is ultimately based on our determination and we remain responsible for the impact of the estimate on the financial statements. The broker valuations of fair value normally use the “cap rate” approach of estimated cash flows, a “per key” approach or a “room revenue multiplier” approach for determining fair value. If the estimated fair value exceeds the asset’s carrying value, no adjustment is generally recorded. Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as an impairment loss.
Accrual of self-insured obligations —We are self-insured up to certain amounts for employee medical, property insurance, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in other accrued liabilities on our consolidated balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate; however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition. As of December 31, 2009, our reserve balance related to these self-insured obligations was $8.9 million.
Income Statement Overview
The discussion below focuses primarily on our continuing operations. In the continuing operations discussions, we compare the results of operations for the last three years for the 33 hotels that, as of December 31, 2009, are classified as assets held for use.
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
Transient revenues, which accounted for approximately 43% of our 2009 room revenues, are revenues derived from individual guests who stay only for brief periods of time without a long-term contract. Demand from corporate clients was 28% of our 2009 room revenues, groups made up approximately 22% of our 2009 room revenues while our contract revenues (such as contracts with airlines for crew rooms) accounted for the remaining 7%.
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
Operating expenses
Operating expenses fall into the following categories:
•	Direct operating expenses — these expenses tend to vary with available rooms and occupancy. However, hotel level expenses contain significant elements of fixed costs and, therefore, do not decline proportionately with revenues. Direct expenses are further categorized as follows:
o	Rooms expenses — expenses incurred in generating room revenues;

o	Food and beverage expenses — expenses incurred in generating food and beverage revenues; and

o	Other direct expenses — expenses incurred in generating the revenue activities classified in “other revenues.”
We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. For instance, we use the term direct operating contribution to mean revenues less direct operating expenses as presented in the consolidated statement of operations. We assess profitability by measuring changes in our direct operating contribution and direct operating contribution percentage, which is direct operating contribution as a percentage of the applicable revenue source. These measures assist us in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations or from other factors. We believe that direct operating contribution, when combined with the presentation of GAAP operating income, revenues and expenses, provide useful information to us.

•	Other hotel operating expenses — these expenses include salaries for hotel management, advertising and promotion, franchise fees, repairs and maintenance and utilities;

•	Property and other taxes, insurance and leases — these expenses include equipment, ground and building rentals, insurance, and property, franchise and other taxes;

•	Corporate and other — these expenses include corporate salaries and benefits, legal, accounting and other professional fees, directors’ fees, costs for office space and information technology costs. Also included are costs related to compliance with Sarbanes-Oxley legislation;

•	Casualty (gains) losses, net — these expenses include hurricane and other repair costs and charges related to the assets written off that were damaged, netted against any gains realized on the final settlement of property damage claims;

•	Depreciation and amortization — depreciation of fixed assets (primarily hotel assets) and amortization of deferred franchise fees; and

•	Impairment of long-lived assets — charges required to write down the carrying values of long-lived assets to the fair values of assets where the estimated undiscounted cash flows over the life of the asset were less than the carrying value of the asset. Also included is the write-off of assets that were replaced and had remaining net book value.
Non-operating items
     Non-operating items include:
•	Interest expense includes interest incurred on our debt as well as amortization of deferred loan costs and changes in the fair value of interest rate caps;

•	Interest income; and

•	Loss on debt extinguishment.
Results of Operations — Continuing Operations
Results of operations for the years ended December 31, 2009 and December 31, 2008

     Revenues — Continuing Operations

	For the Years Ended December 31,
	2009	2008	Increase (decrease)
	($ in thousands)
Revenues:
Rooms	$139,501	$170,752	$(31,251)	(18.3%)
Food and beverage	42,191	49,741	(7,550)	(15.2%)
Other	6,852	7,701	(849)	(11.0%)

Total revenues	$188,544	$228,194	$(39,650)	(17.4%)

Occupancy	63.1%	70.0%		(9.9%)
ADR	$96.56	$106.13	$(9.57)	(9.0%)
RevPar	$60.90	$74.24	$(13.34)	(18.0%)
Rooms revenues decreased $31.3 million, or 18.3%, driven by a 9.9% decrease in occupancy and a 9.0% decrease in ADR. The decline in rooms revenues was the result of deteriorating economic conditions. We slightly underperformed when compared to the U.S. lodging industry as a whole in 2009 as our RevPAR decreased 18.0%, compared to a decrease of 16.7% for the U.S. lodging industry, according to Smith Travel Research. The loss of occupancy created pricing pressures, resulting in a 9.0% decline in ADR.
Food and beverage revenues decreased $7.6 million, or 15.2%, driven largely by a decrease in our banquet revenues as businesses reduced their spending on conferences and other events. Other revenues decreased $0.8 million, or 11.0%, due largely to fees for canceled events in 2008 that did not recur in 2009.
Revenue growth was negatively impacted by displacement. Displacement refers to lost revenues and profits due to rooms being out of service as a result of renovation. Revenue is considered “displaced” only when a hotel has sold all available rooms and denies additional reservations due to rooms out of service. We feel this method is conservative, as it does not include estimated “soft” displacement costs associated with a renovation. During a renovation, there is significant disruption of normal business operations. In many cases, renovations result in the relocation of front desk operations, restaurant and bar services, and meeting rooms. In addition, the construction activity itself can be disruptive to our guests. As a result, guests may depart earlier than planned due to the disruption caused by the renovation work, local customers or frequent guests may choose an alternative hotel during the renovation, and local groups may not solicit the hotel to house their groups during renovations. These “soft” displacement costs are difficult to quantify and are excluded from our displacement calculation. Total revenue displacement during the year ended December 31, 2009 for the three hotels under renovation was $1.0 million. Total revenue displacement for the eleven hotels under renovation during the year ended December 31, 2008 was $2.1 million.
     Direct operating expenses — Continuing Operations

					% of total revenues
	2009	2008	Increase (decrease)		2009	2008
	($ in thousands)
Direct operating expenses:
Rooms	$39,438	$44,330	$(4,892)	(11.0%)	20.9%	19.4%
Food and beverage	29,444	34,293	(4,849)	(14.1%)	15.6%	15.0%
Other	4,730	5,467	(737)	(13.5%)	2.5%	2.4%

Total direct operating expenses	$73,612	$84,090	$(10,478)	(12.5%)	39.0%	36.9%

Direct operating contribution (by revenue source):
Rooms	$100,063	$126,422	$(26,359)	(20.9%)
Food and beverage	12,747	15,448	(2,701)	(17.5%)
Other	2,122	2,234	(112)	(5.0%)

Total direct operating contribution	$114,932	$144,104	$(29,172)	(20.2%)

Direct operating contribution % (by revenue source):
Rooms	71.7%	74.0%
Food and beverage	30.2%	31.1%
Other	31.0%	29.0%

Total direct operating contribution	61.0%	63.1%

Total direct operating expenses decreased $10.5 million, or 12.5%. To react to declining revenues, we implemented several initiatives to reduce our cost structure including a reduction in labor costs (both headcount and hours worked) as well as a reduction in certain non-essential costs. However, because a portion of our costs are fixed, we experienced some erosion in direct operating contribution. As a percentage of total revenues, direct operating contribution decreased from 63.1% in 2008 to 61.0% in 2009.
Rooms expenses decreased $4.9 million, or 11.0%, driven primarily by lower payroll costs of $2.4 million, or 9.4%, as a result of decreased occupancy and cost control measures, as well as decreased travel agent and credit card commissions of $1.2 million on lower rooms sold. Room expenses on a cost per occupied room (“POR”) basis declined from $27.32 in 2008 to $27.24 in 2009 as a result of our cost control measures.
Food and beverage expenses decreased $4.8 million, or 14.1%. Labor costs decreased $2.6 million and cost of goods decreased $1.7 million due to a decline in sales. In addition, audio and visual equipment expenses decreased $0.2 million as a result of fewer events in 2009.
Other expenses decreased $0.7 million, or 13.5%. We insourced the management of a parking facility at one of our hotels, which resulted in a $0.3 million reduction in costs. Telephone costs decreased $0.1 million on reduced telephone revenues.

     Other operating expenses — Continuing Operations

					% of total revenues
	2009	2008	Increase (decrease)		2009	2008
	($ in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$12,335	$14,209	$(1,874)	(13.2%)	6.5%	6.2%
Advertising and promotion	9,328	11,869	(2,541)	(21.4%)	4.9%	5.2%
Franchise fees	14,255	16,372	(2,117)	(12.9%)	7.6%	7.2%
Repairs and maintenance	9,982	11,064	(1,082)	(9.8%)	5.3%	4.8%
Utilities	11,051	12,370	(1,319)	(10.7%)	5.9%	5.4%
Other expenses	58	337	(279)	(82.8%)	0.0%	0.1%

Other hotel operating costs	57,009	66,221	$(9,212)	(13.9%)	30.2%	29.0%

Property and other taxes, insurance, and leases	16,387	15,769	618	3.9%	8.7%	6.9%
Corporate and other	14,769	16,289	(1,520)	(9.3%)	7.8%	7.1%
Casualty losses, net	119	1,095	(976)	(89.1%)	0.1%	0.5%
Depreciation and amortization	33,323	31,306	2,017	6.4%	17.7%	13.7%

Impairment of long-lived assets	30,674	4,512	26,162	579.8%	16.3%	2.0%

Total other operating expenses	$152,281	$135,192	$17,089	12.6%	80.8%	59.2%

Total operating expenses	$225,893	$219,282	$6,611	3.0%	119.8%	96.1%

Operating income	$(37,349)	$8,912	$(46,261)	(519.1%)	(19.8%)	3.9%

Operating income decreased $46.3 million in 2009. Of this decrease, $27.8 million was due to the impairment of long-lived assets associated with the six hotels that secure Pool 3. In 2009, we began negotiations with the servicer of Pool 3 to surrender control of these hotels to a court-appointed receiver because the cash flows generated by these hotels were not sufficient to fund the debt service requirements. We were required to perform a fair value assessment of the six hotels in 2009 and concluded that the book value of the six hotels exceeded fair value and recorded impairment charges totaling $27.8 million. We surrendered control of the hotels to a court-appointed receiver in February 2010.
Excluding impairment, operating income decreased $20.1 million as the $29.2 million decline in direct operating contribution was partially offset by a decrease in other operating expenses (excluding impairment) of $9.1 million. The reduction in other operating expenses was driven in large part by our focus on cost containment.
Other hotel operating costs decreased $9.2 million, or 13.9%. The decrease was a result of the following:
•	Hotel general and administrative costs decreased $1.9 million, or 13.2%, primarily due to decreased payroll and travel costs. Despite the decrease in expense, as a percent of revenues, hotel general and administrative expenses increased 30 basis points in 2009 to 6.5%.

•	Advertising and promotion costs decreased $2.5 million, or 21.4%, driven by a reduction in labor costs of $1.4 million. In addition, we eliminated our in-house reservation office in the fourth quarter of 2008 and outsourced that function to our franchisors. This action resulted in a $0.7 million decrease in advertising expenses compared to last year. The remaining $0.4 million was primarily the result of other cost containment initiatives.

•	Franchise fees decreased $2.1 million, or 12.9%, largely as a result of lower revenues, but increased as a percentage of revenue due largely to the outsourcing of the reservation function to our franchisors in the fourth quarter of 2008.

•	Repairs and maintenance expenses decreased $1.1 million, or 9.8%, primarily as a result of a reduction in labor costs of $0.3 million, decreased automotive and fuel costs of $0.3 million and a reduction in repair and maintenance project spending of $0.2 million.

•	Utilities costs decreased $1.3 million, or 10.7%. This decrease was driven largely by lower consumption.

•	Other expenses decreased $0.3 million, or 82.8%. In 2008, we incurred costs associated with a hotel brand conversion. Such costs were not incurred at the same level in 2009.

Property and other taxes, insurance and leases increased $0.6 million in 2009 and increased 180 basis points as a percentage of revenues, to 8.7%. The increase was due largely to windstorm insurance premiums on certain properties that were not incurred in 2008 to reduce our risk associated with windstorm damage.
Corporate and other expenses decreased $1.5 million, or 9.3%. Corporate costs decreased $2.5 million, or 15.3%, due in large part to our cost reduction initiatives. We reduced headcount, reduced or eliminated cash bonuses, and implemented various other measures to lower our corporate cost structure. In addition, in 2008 we incurred $1.1 million in costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer. Similar costs were not incurred in 2009. Other costs increased $1.0 million as we incurred loan extension fees as well as legal, appraisal and title search fees associated with the modification and extension of Pool 1 and Pool 4.
Casualty losses, net, represent costs related to hurricane and other property damage, offset by gains related to the final settlement of the related property damage claims, where applicable. In 2008, we incurred net losses of $1.1 million almost entirely related to the damage at the Crowne Plaza Houston, TX, as a result of Hurricane Ike. We did not experience significant property damage in 2009.
Depreciation and amortization expenses increased $2.0 million, or 6.4%, driven by the completion of several renovation projects in 2009. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.
We recorded $30.7 million of impairment losses related to assets held for use. Of this amount, $27.8 million represented the write down of the six hotels which secure Pool 3 to their estimated fair values. The remaining $2.9 represented the write-off of assets that were replaced and had remaining book value.
     Non-operating income (expenses) — Continuing Operations

	For the Year Ended December 31,
	2009	2008	Increase (decrease)
	($ in thousands)
Non-operating income (expenses):
Interest income and other	$110	$1,054	$(944)	(89.6%)
Interest expense	(12,837)	(17,900)	(5,063)	(28.3%)
Interest income and other decreased $0.9 million due to lower balances in our interest-bearing and escrow accounts throughout the year as well as lower interest rates.
Interest expense decreased $5.1 million due to lower rates related to our variable rate debt and lower debt balances.
Results of operations for the years ended December 31, 2008 and December 31, 2007
     Revenues — Continuing Operations

	For the Years Ended December 31,
	2008	2007	Increase (decrease)
	($ in thousands)
Revenues:
Rooms	$170,752	$171,396	$(644)	(0.4%)
Food and beverage	49,741	51,232	(1,491)	(2.9%)
Other	7,701	7,247	454	6.3%

Total revenues	$228,194	$229,875	$(1,681)	(0.7%)

Occupancy	70.0%	69.4%		0.9%
ADR	$106.13	$107.65	$(1.52)	(1.4%)
RevPar	$74.24	$74.72	$(0.48)	(0.6%)
Rooms revenues decreased $0.6 million, or 0.4%, driven by a 1.4% decrease in ADR, partly offset by a 0.9% rise in occupancy. The decline in rooms revenues was the result of deteriorating economic conditions. In spite of the challenging economic environment, we outperformed the U.S. lodging industry as a whole in 2008 as our RevPAR decreased 0.6%, compared to a decrease of 1.9% for the U.S. lodging industry, according to Smith Travel Research. This was achieved largely because of our planned strategic shift toward the contract segment of business in order to react to market conditions.
Food and beverage revenues decreased $1.5 million, or 2.9%, driven by a decrease in our banquet revenues as businesses reduced their spending on conferences and other events. Other revenues grew $0.5 million, or 6.3%, due largely to fees for canceled events.
Revenue growth was negatively impacted by displacement. Total revenue displacement during the year ended December 31, 2008 for the eleven hotels under renovation was $2.1 million. The largest amount of this displacement occurred at our former Holiday Inn Select DFW Airport hotel, which was converted to a Wyndham hotel and completed an extensive renovation. Total revenue displacement for the seven hotels under renovation during the year ended December 31, 2007 was $1.9 million.
     Direct operating expenses – Continuing Operations

					% of total revenues
	For the Years Ended December 31,				For the Years Ended December 31,
	2008	2007	Increase (decrease)		2008	2007
	($ in thousands)
Direct operating expenses:
Rooms	$44,330	$42,566	$1,764	4.1%	19.4%	18.5%
Food and beverage	34,293	34,762	(469)	(1.3%)	15.0%	15.1%
Other	5,467	5,214	253	4.9%	2.4%	2.3%

Total direct operating expenses	$84,090	$82,542	$1,548	1.9%	36.9%	35.9%

Direct operating contribution (by revenue source):
Rooms	$126,422	$128,830	$(2,408)	(1.9%)
Food and beverage	15,448	16,470	(1,022)	(6.2%)
Other	2,234	2,033	201	9.9%

Total direct operating contribution	$144,104	$147,333	$(3,229)	(2.2%)

Direct operating contribution % (by revenue source):
Rooms	74.0%	75.2%
Food and beverage	31.1%	32.1%
Other	29.0%	28.1%

Total direct operating contribution	63.1%	64.1%

Rooms expenses increased $1.8 million, or 4.1%. Room expenses on a cost per occupied room (“POR”) basis increased from $26.63 in 2007 to $27.32 in 2008, an increase of 2.6%, primarily as a result of a $0.6 million increase in employee medical costs and increased seasonal labor as the hotels reduced full-time employees and increased contractors to allow greater flexibility in managing labor costs.
Food and beverage expenses decreased $0.5 million, or 1.3%, driven primarily by lower food and beverage revenues, partially offset by higher employee medical costs which increased $0.5 million in 2008. Food and beverage direct operating contribution decreased $1.0 million, or 6.2%.
Other expenses grew $0.3 million, or 4.9%, while the related direct operating contribution rose $0.2 million, an increase of 9.9%. In total, direct operating contribution decreased $3.2 million, or 2.2%.
Other operating expenses – Continuing Operations

					% of total revenues
	For the Year Ended December 31,				For the Year Ended December 31,
	2008	2007	Increase (decrease)		2008	2007
	($ in thousands)
Other operating expenses:
Other hotel operating costs
General and administrative	$14,209	$13,796	$413	3.0%	6.2%	6.0%
Advertising and promotion	11,869	12,105	(236)	(1.9%)	5.2%	5.3%
Franchise fees	16,372	16,157	215	1.3%	7.2%	7.0%
Repairs and maintenance	11,064	10,331	733	7.1%	4.8%	4.5%
Utilities	12,370	11,861	509	4.3%	5.4%	5.2%
Other expenses	337	570	(233)	(40.9%)	0.1%	0.2%

Other hotel operating costs	66,221	64,820	$1,401	2.2%	29.0%	28.2%

Property and other taxes, insurance, and leases	15,769	16,770	(1,001)	(6.0%)	6.9%	7.3%
Corporate and other	16,289	21,386	(5,097)	(23.8%)	7.1%	9.3%
Casualty losses (gains), net	1,095	(1,867)	2,962	(158.7%)	0.5%	(0.8%)
Restructuring	—	1,232	(1,232)	(100.0%)	0.0%	0.5%
Depreciation and amortization	31,306	27,736	3,570	12.9%	13.7%	12.1%
Impairment of long-lived assets	4,512	1,154	3,358	291.0%	2.0%	0.5%

Total other operating expenses	$135,192	$131,231	$3,961	3.0%	59.2%	57.1%

Total operating expenses	$219,282	$213,773	$5,509	2.6%	96.1%	93.0%

Operating income	$8,912	$16,102	$(7,190)	(44.7%)	3.9%	7.0%

Other hotel operating costs increased $1.4 million, or 2.2%. The increase is a result of the following:
•	Hotel general and administrative costs increased $0.4 million. As a percent of revenues, general and administrative expenses increased 20 basis points in 2008 to 6.2%. The increase was due in large part to higher employee medical costs. In addition, we benefited from sales tax credits and bad debt recoveries in 2007 that did not recur in 2008.

•	Advertising and promotion costs decreased $0.2 million, or 1.9%, driven by cost containment initiatives.

•	Franchise fees increased $0.2 million, or 1.3%, but remained relatively constant as a percentage of revenues.

•	Repairs and maintenance expenses increased $0.7 million, or 7.1%, primarily as a result of increased automotive maintenance costs and higher medical costs. As a percentage of total revenues, repairs and maintenance costs increased 30 basis points from 4.5% in 2007 to 4.8% in 2008.

•	Utilities costs increased $0.5 million, or 4.3%. This increase was driven largely by higher energy rates. As a percentage of total revenues, utilities costs increased 20 basis points to 5.4% in 2008.

•	Other expenses decreased $0.2 million, or 40.9%. In 2007, we incurred costs associated with a hotel brand conversion. Such costs were not incurred at the same level in 2008.
Property and other taxes, insurance and leases decreased $1.0 million in 2008 and decreased 40 basis points as a percentage of revenues, to 6.9%. The decrease was due largely to lower property insurance premiums and lower claims associated with our self-insurance programs for general liability and automobile coverage.
Corporate and other expenses decreased $5.1 million, or 23.8%, due largely to the following:
•	We realized $2.0 million in savings due to reductions in corporate staffing.

•	$1.4 million in lower public company related costs such as audit fees, Sarbanes-Oxley compliance costs and Director and Officer Insurance.

•	In January 2007, we announced a review of strategic alternatives to enhance shareholder value. During 2007, we incurred $1.5 million in related costs. Similar costs were not incurred in 2008.

•	$0.7 million reduction in corporate bonuses driven by operating performance being lower than the established targets.

•	These decreases were partially offset by $1.1 million in costs associated with the resignation of Mr. Edward Rohling, our former President and Chief Executive Officer in 2008.
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
Depreciation and amortization expenses increased $3.6 million, or 12.9%, driven by the completion of several renovation projects in late 2007 and 2008. In accordance with generally accepted accounting principles, we begin recognizing depreciation expense when the asset is placed in service.
During 2008, we recorded $4.5 million of impairment losses related to the write-off of assets that were replaced and had remaining book value. In 2007, we recorded $1.2 million of impairment losses related to the write-off of assets that were replaced but had remaining book value.
     Non-operating income (expenses) — Continuing Operations

	For the Year Ended December 31,
	2008	2007	Increase (decrease)
	($ in thousands)
Non-operating income (expenses):
Interest income and other	$1,054	3,944	$(2,890)	(73.3%)
Interest expense	(17,900)	(21,707)	(3,807)	(17.5%)
Loss on debt extinguishment	—	(3,330)	(3,330)	n/m
Interest income and other decreased $2.9 million due to lower balances in our interest-bearing and escrow accounts throughout the year as well as lower interest rates.
Interest expense decreased $3.8 million due to lower rates related to our variable rate debt and lower debt balances.
The $3.3 million loss on debt extinguishment related to the refinancing that occurred in April 2007.
Results of Operations — Discontinued Operations
During 2009, we sold 5 hotels for an aggregate sales price of $21.9 million, $6.8 million of which was used to pay down debt. A list of the properties sold in 2009 is summarized below:
•	On March 4, 2009, we sold the Holiday Inn, a 130 room hotel located in East Hartford, CT.

•	On April 21, 2009, we sold the Holiday Inn Select, a 214 room hotel located in Windsor, Ontario, Canada.

•	On May 28, 2009, we sold the Holiday Inn, a 139 room hotel located in Cromwell Bridge, MD.

•	On October 21, 2009, we sold the Ramada Plaza, a 185 room hotel located in Northfield, MI.

•	On November 20, 2009, we sold the French Quarter Suites, a 105 room hotel located in Memphis, TN.
We realized gains of approximately $1.8 million in 2009 from the sale of these assets. As part of the sale agreement for the Holiday Inn East Hartford, CT we provided seller financing of $1.8 million in the form of a note receivable maturing in March 2012. As part of the sale agreement for the Ramada Plaza Northfield, MI we provided seller financing of $1.8 million in the form of a note receivable maturing in November 2011. Both notes are recorded in Other Assets in the Consolidated Balance Sheet as of December 31, 2009.
In July 2009, we deconsolidated the Holiday Inn Phoenix, AZ and recorded a gain of $4.4 million. In November 2009, we deconsolidated the Crowne Plaza Worcester, MA and recorded a gain of $6.0 million. We surrendered control of the hotels to the respective court-appointed receiver. We believed that the hotels were worth substantially less than the mortgage debt encumbering the hotels and that it was unlikely that the value of the hotels would increase in the near or intermediate term. The hotels were deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balances were excluded from our balance sheet as of December 31, 2009.
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
Also in 2008, we finalized the casualty and business interruption claims for the former Holiday Inn Marietta, GA, which suffered a fire on January 15, 2006. We received proceeds totaling $6.1 million, of which $0.7 million related to business interruption and $5.4 million related to casualty claims. As a result of the settlement, we recognized business interruption insurance proceeds of $0.7 million and a total casualty gain of $5.6 million, after deducting related costs.
In 2008, we also recorded a loss on debt extinguishment of $0.9 million as a result of defeasing the debt associated with three of our held for sale hotels.
During 2007, we sold 23 hotels, or 4,109 rooms, for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. The remaining proceeds, after paying settlement costs, were used for capital expenditures and general corporate purposes. We realized gains of approximately $4.0 million in 2007 from the sale of these assets. A list of the properties sold in 2007 is summarized below:
•	On January 15, 2007, we sold the University Plaza, a 186 room hotel located in Bloomington, IN.

•	On March 9, 2007, we sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.

•	On June 13, 2007, we sold the following 16 hotels:
o	Holiday Inn, a 202 room hotel located in Sheffield, AL

o	Clarion, a 393 room hotel located in Louisville, KY

o	Crowne Plaza, a 275 room hotel located in Cedar Rapids, IA

o	Augusta West Inn, a 117 room hotel located in Augusta, GA

o	Holiday Inn, a 201 room hotel located in Greentree, PA

o	Holiday Inn, a 189 room hotel located in Lancaster East, PA

o	Holiday Inn, a 244 room hotel located in Lansing, MI

o	Holiday Inn, a 152 room hotel located in Pensacola, FL

o	Holiday Inn, a 228 room hotel located in Winter Haven, FL

o	Holiday Inn, a 100 room hotel located in York, PA

o	Holiday Inn Express, a 112 room hotel located in Dothan, AL

o	Holiday Inn Express, a 122 room hotel located in Pensacola, FL

o	Park Inn, a 126 room hotel located in Brunswick, GA

o	Quality Inn, a 102 room hotel located in Dothan, AL

o	Ramada Plaza, a 297 room hotel located in Macon, GA

o	Ramada Inn, a 197 room hotel located in North Charleston, SC

•	On July 12, 2007, we sold the Holiday Inn, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, we sold the Holiday Inn, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, we sold the Holiday Inn, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, we sold the Holiday Inn, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, we sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.
During 2007 we recorded casualty gains of $2.7 million related to the settlement of a property damage claims at the Quality Inn Metairie, LA and business interruption proceeds of $0.6 million related to the former Holiday Inn Marietta, GA.
Summary statement of operations information for discontinued operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Total revenues	$16,367	$43,432	$88,274
Total expenses	(16,966)	(40,061)	(79,398)
Impairment of long-lived assets	(13,897)	(15,709)	(10,379)
Business interruption proceeds	—	672	571
Interest income and other	76	29	71
Interest expense	(1,723)	(3,081)	(5,986)
Casualty (losses) gains, net	(21)	5,583	2,658
Gain on asset disposition	1,823	6,144	3,956
Gain on asset deconsolidation	10,418	—	—
Gain (loss) on extinguishment of debt	174	(948)	(1,828)
Benefit (provision) for income taxes	196	(31)	(728)

Loss from discontinued operations	$(3,553)	$(3,970)	$(2,789)

We recorded impairment on assets held for sale in 2009, 2008, and 2007, in accordance with our accounting policy.
In 2009, we recorded impairment charges totaling $13.9 million on 5 hotels as follows:
•	$4.5 million on the Crowne Plaza Worcester, MA to reflect the fair market value upon the decision to surrender the hotel to the lender;

•	$4.4 million on the Ramada Plaza Northfield, MI to reflect the selling price, net of selling costs;

•	$3.1 million on the Holiday Inn Phoenix West, AZ to reflect the fair market value upon the decision to surrender the hotel to the lender;

•	$0.8 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the selling price, net of selling costs;

•	$0.5 million on the closed French Quarter Suites Memphis, TN to reflect the selling price, net of selling costs; and

•	$0.6 million to record the disposal of replaced assets at various hotels.
In 2008, we recorded impairment charges totaling $15.7 million on 7 hotels as follows:
•	$6.7 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;

•	$4.8 million on the Crowne Plaza Worcester, MA to reflect the then current fair market value;

•	$1.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;

•	$1.7 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the then current estimated selling price, net of selling costs;

•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and

•	$0.3 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels;
In 2007, we recorded impairment charges totaling $10.4 million on 8 hotels as follows:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the then estimated selling price;

•	$1.8 million on the Holiday Inn Frederick, MD to reflect the then estimated selling price;

•	$1.6 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the then estimated selling price;

•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;

•	$0.3 million on the Crowne Plaza Worcester, MA to reflect the then current fair market value;

•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and

•	$0.6 million to record the disposal of replaced assets at various hotels.
Historical operating results and gains are reflected as discontinued operations in our consolidated statement of operations. See Note 1 and Note 3 to the accompanying consolidated financial statements for further discussion.
Income Taxes
We expect to have a taxable loss of $19.7 million for the year ended December 31, 2009. We reported a net taxable loss of $3.1 million for federal income tax purposes for the year ended December 31, 2008. We reported a net taxable loss of $49.5 million for federal income tax purposes for the year ended December 31, 2007. Because we have net operating losses (“NOLs”) available we paid no federal income taxes. At December 31, 2009, we have available net operating loss carryforwards of $244.7 million for federal income tax purposes, which will expire in years 2019 through 2029 if not utilized against taxable income. In addition, we have excess tax benefits related to current year stock option exercises subsequent to the adoption of FASB ASC 718 Stock Compensation (formerly referenced as SFAS No. 123(R) a revision of SFAS No. 123 Accounting for Stock-Based Compensation) of $0.2 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.
Utilization of the net operating loss carryforwards and credit may be subject to an additional annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, along with similar state provisions. Lodgian has fully offset these losses with a valuation allowance. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Potential Net Unrealized Built in Losses (“NUBIL”) as a result of a potential ownership change would also be subject to that annual limitation.
At December 31, 2009, a valuation allowance of $84.9 million fully offset our net deferred tax asset. As a result of our history of losses, we believed it was more likely than not that our net deferred tax asset would not be realized and, therefore, provided a valuation allowance to fully reserve against these amounts. Of this $84.9 million, the 2009 deferred tax asset was increased by $20.8 million with $12.4 million of the increase relating to impairment charges incurred for books and timing differences between book and tax depreciation, and $8.4 million related to net operating losses generated during the period.
In addition, we recognized an income tax provision of $0.1 million for 2009, $0.1 million for 2008, and $1.0 million for 2007
In July 2006, the FASB updated the provisions of FASB ASC 740 Income Taxes (formerly referenced as Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The updated provisions of FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740. The updated provisions of FASB ASC 740 apply to all tax positions accounted for in accordance with FASB ASC 740 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on our best judgment given the facts, circumstances and information available at the reporting date. The updated provisions of FASB ASC 740 were effective for fiscal years beginning after December 15, 2006.
We adopted the updated provisions of FASB ASC 740 with respect to all of our tax positions as of January 1, 2007. While the updated provisions of FASB ASC 740 were effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1998, 1999, 2000, 2001, 2003, 2004 and 2005 due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2006 ,2007, 2008, and 2009 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of the updated provisions of FASB ASC 740 had no impact on our financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.
In December 2007, the FASB updated the provisions of FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141(R) Business Combinations). The updated provisions of FASB ASC 805 significantly change the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, the updated provisions of FASB ASC 805 include a substantial number of new disclosure requirements. The updated provisions of FASB ASC 805 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have $84.9 million of deferred tax assets fully offset by a valuation allowance.
Quarterly Results of Operations
The following table presents certain quarterly data for the eight quarters ended December 31, 2009. The data have been derived from our unaudited consolidated financial statements for the periods indicated. Our unaudited consolidated financial statements have been prepared on substantially the same basis as our audited consolidated financial statements included elsewhere in this report and include all adjustments, consisting primarily of normal recurring adjustments, that we consider to be necessary to present this information fairly, when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for certain quarters may vary from the amounts previously reported on our Forms 10-Q filed for prior quarters due to the timing of our classification of assets held for sale. The allocation of results of operations between our continuing operations and discontinued operations, at the time of the quarterly filings, was based on the assets held for sale, if any, as of the dates of those filings. This table represents the comparative quarterly operating results for the 33 hotels classified as held for use at December 31, 2009 (including the six hotels that secure Pool 3, which were subsequently surrendered to a court-appointed receiver in February 2010).

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(unaudited in thousands, except per share data)
Revenues:
Rooms	$29,864	$36,686	$38,053	$34,898	$36,857	$45,014	$47,183	$41,698
Food and beverage	10,428	9,930	11,765	10,068	12,507	11,752	14,217	11,265
Other	1,523	1,911	1,834	1,584	1,750	2,042	1,977	1,932

	41,815	48,527	51,652	46,550	51,114	58,808	63,377	54,895

Direct operating expenses:
Rooms	9,231	10,430	10,222	9,555	10,470	11,644	11,594	10,622
Food and beverage	7,223	7,348	7,760	7,113	8,365	8,500	9,174	8,254
Other	1,049	1,199	1,254	1,228	1,252	1,459	1,445	1,311

	17,503	18,977	19,236	17,896	20,087	21,603	22,213	20,187

	24,312	29,550	32,416	28,654	31,027	37,205	41,164	34,708

Other operating expenses:
Other hotel operating costs	13,209	14,911	14,150	14,739	15,146	17,404	16,782	16,889
Property and other taxes, insurance and leases	4,170	3,951	4,249	4,017	4,029	4,034	3,559	4,147
Corporate and other	3,322	4,288	3,559	3,600	3,057	4,368	3,505	5,359
Casualty losses (gain), net	1	23	14	81	1,151	(56)	—	—
Depreciation and amortization	8,174	8,433	8,505	8,211	8,119	7,927	7,891	7,369
Impairment of long-lived assets	325	29,488	699	162	258	1,371	743	2,140

Other operating expenses	29,201	61,094	31,176	30,810	31,760	35,048	32,480	35,904

Operating (loss) income	(4,889)	(31,544)	1,240	(2,156)	(733)	2,157	8,684	(1,196)

Other income (expenses):
Interest income and other	12	16	37	45	146	242	276	390
Other interest expense	(3,287)	(2,949)	(3,172)	(3,429)	(4,218)	(4,438)	(4,424)	(4,820)

(Loss) income before income taxes	(8,164)	(34,477)	(1,895)	(5,540)	(4,805)	(2,039)	4,536	(5,626)
(Provision) benefit for income taxes — continuing operations	(246)	(9)	47	(65)	(79)	15	(16)	—

(Loss) income from continuing operations	(8,410)	(34,486)	(1,848)	(5,605)	(4,884)	(2,024)	4,520	(5,626)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,693	(2,461)	(5,540)	(1,441)	131	(4,171)	1,758	(1,657)
Benefit (provision) for income taxes	2	157	68	(31)	103	12	89	(235)

Income (loss) from discontinued operations	5,695	(2,304)	(5,472)	(1,472)	234	(4,159)	1,847	(1,892)

Net (loss) income	$(2,713)	$(36,790)	$(7,317)	$(7,082)	$(4,650)	$(6,183)	$6,367	$(7,518)
Less: Net loss attributable to noncontrolling interest	446	589	342	160	—	—	—	—

Net (loss) income attributable to common stock	(2,267)	(36,201)	(6,975)	(6,922)	(4,650)	(6,183)	6,367	(7,518)

Net (loss) income from continuing operations
Basic and diluted	$(0.11)	$(1.70)	$(0.33)	$(0.32)	$(0.22)	$(0.29)	$0.29	$(0.33)

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
Cash flows from operations may be adversely affected by factors such as the economic recession, which is causing a reduction in demand for lodging, and displacement from large scale renovations being performed at our hotels. To the extent that significant amounts of our accounts receivable are due from airline companies, a further downturn in the airline industry also could materially and adversely affect the collectability of our accounts receivable, and hence our liquidity. At December 31, 2009, our consolidated airline receivables represented approximately 31% of our consolidated gross accounts receivable. A further downturn in the airline industry could also affect our revenues by decreasing the aggregate levels of demand for travel. Cash flows from operations may also be adversely affected if we are unable to extend or refinance our maturing mortgage debt, as discussed below. If we are unable to extend or refinance our maturing mortgage debt, we could trigger a default under the terms of the applicable mortgage debt agreement, forcing us to surrender the encumbered assets to the lender or be subject to a foreclosure action. This would, in turn, result in a decrease in our cash flows from operations. In addition, if we are able to extend or refinance our maturing mortgage debt, the terms could result in significantly higher debt service payments.
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
To strengthen our balance sheet, we conducted a portfolio analysis in 2009. Based on that analysis, we believed that the eight hotels which serve as collateral for three of our loans were worth substantially less than the mortgage debt encumbering the hotels and that it was unlikely that the value of the hotels would increase in the near or intermediate term. Accordingly, in July 2009, we surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver. In November 2009, we surrendered control of the Crowne Plaza Worcester, MA to a court-appointed receiver. The hotels were deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balances were excluded from our balance sheet as of December 31, 2009. We also surrendered control of the six hotels which secure Pool 3 to a court-appointed receiver in February 2010, as described in further detail below.
At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of $76.6 million compared to a deficit of $80.2 million at December 31, 2008. The working capital deficit at December 31, 2009 was related to four mortgage loans that have matured or will mature in 2010 with no available extension options:
•	Pool 1, with a balance of $34.5 million at December 31, 2009, is scheduled to mature on July 1, 2010. We are pursuing opportunities to extend or refinance the loan.

•	Pool 3, with a balance of $45.5 million at December 31, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify the loan. Since we were unable to reach a modification agreement, we surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver in February 2010 as we determined that the cash flow generated by the hotels that secure Pool 3 was not sufficient to fund the debt service requirements. The Pool 3 loan is non-recourse, except in certain limited circumstances (which we believe are remote) and are not cross-collateralized with any other mortgage debt.

•	A loan agreement with IXIS Real Estate Capital Inc. (“IXIS”) secured by the Holiday Inn in Hilton Head Island, SC was originally scheduled to mature on December 9, 2007. However, we exercised all three one-year extension options, which extended the maturity to December 9, 2010. The outstanding loan balance at December 31, 2009 was $18.3 million.

•	A loan agreement with Wachovia secured by the SpringHill Suites Pinehurst, NC is scheduled to mature on June 10, 2010. The outstanding loan balance at December 31, 2009 was $2.9 million. We are pursuing opportunities to extend or refinance the loan.
Certain other mortgage debt will mature in 2010, but each has available extension options based upon certain conditions. Specifically, the loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel initially matured on March 9, 2008. We exercised all three available extension options, which extended the maturity date of the loan to March 9, 2011. The outstanding loan balance at December 31, 2009 was $20.7 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009.
We are also a party to a loan agreement which was originated by Goldman Sachs Commercial Mortgage Capital, L.P and is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. Three one-year extensions were available and the first extension was exercised to extend the maturity date to May 1, 2010. In order to exercise the second extension, which will extend the maturity date to May 1, 2011, there must not be an existing event of default under the loan documents. In addition, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at December 31, 2009 was $130.0 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since we have the intent and ability to exercise the second extension option. The loan was amended on January 22, 2010. Refer to “Planned Merger and Loan Amendment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
We believe that we will be able to extend the mortgage loans that contain extension options.
For the year ended December 31, 2009, we expended $21.6 million in cash related to capital expenditures. During 2010, we expect to spend between $8 and $11 million in capital expenditures, depending on the determined courses of action following our ongoing diligence and analysis. The planned capital expenditures relate largely to the completion of renovations associated with our recent franchise license renewals and other necessary projects including brand-mandated enhancements. We intend to use operating cash flows, when available, proceeds from asset sales and capital expenditure reserves with our lenders to fund these capital expenditures.
Our ability to meet our short-term and long-term cash needs is dependent on a number of factors, including the economic recession and our ability to extend or refinance our maturing mortgage indebtedness. As discussed above, approximately $55.7 million of our mortgage debt is scheduled to mature in 2010 (excluding Pool 3, since we surrendered control of the six hotels securing the debt to a court-appointed receiver in February 2010) and cannot be extended without the approval of the loan servicers. To address the pending maturities in 2010, we are also pursuing opportunities to extend or refinance the maturing mortgage debt. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it will remain difficult to refinance the mortgage debt prior to the 2010 maturity dates. As a result, our ability to meet our cash needs over the next 12 months and to operate as a going concern is dependent upon our ability to extend, refinance or repay our 2010 mortgage debt prior to or upon its maturity. Moreover, our ability to extend or refinance our other mortgage debt in the future and to fund our long-term financial needs and sources of working capital are similarly subject to uncertainty. We can provide no assurance that we will have sufficient liquidity to be able to meet our operating expenses, debt service and principal payments, and planned capital expenditures over the next 12 months.
In the short term, we continue to diligently monitor our costs in response to the economic recession and pursue our plan to refinance or extend the maturing mortgage debt as described above. We believe that the planned merger is the best strategic alternative for us. Absent a merger, our strategic initiatives include surrendering certain underperforming hotels to the lenders, improving the operations of our remaining core hotels, ceasing to be a public company and continuing to reduce our corporate overhead costs.
Other factors will impact our ability to meet short-term and long-term cash needs. These factors include the economic recession, market conditions in the lodging industry, improving our operating results, the successful implementation of our portfolio improvement strategy, our ability to extend the maturity dates of our other mortgage debt as it matures and our ability to obtain third party sources of capital on favorable terms as needed.
If we default on our mortgage debt, our lenders could seek to foreclose on the properties securing the debt, which could cause our loss of any anticipated income and cash flow from, and our invested capital in, the hotels. Similarly, if one of our franchise agreements is terminated and we are unable to operate the affected hotel under another nationally recognized brand name, such termination could lead to additional defaults and acceleration under other loan agreements as well as obligations to pay liquidated damages if we do not find a suitable replacement franchisor. In addition, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan, particularly in light of continued hotel dispositions. If we are unable to refinance or extend the maturity of our mortgage debt and maintain sufficient cash flow to fund our operations, we may be forced to restructure or significantly curtail our operations or to seek protection from our lenders. See “Item 1A. Risk Factors” for further discussion of conditions that could adversely affect our estimates of future liquidity needs and sources of working capital.
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
Operating activities generated cash of $20.2 million in 2009 and $27.4 million in 2008. The decrease in cash generated by operations was attributable to lower revenues and operating margins, driven by the economic recession as well as asset sales. Operating activities generated cash of $36.9 million in 2007.
Investing activities
Investing activities used $5.4 million of cash in 2009 compared to $13.6 million in 2008. We expended $21.6 million in capital improvements in 2009 compared to $47.2 million in 2008. Net proceeds from the sale of assets were $14.6 million in 2009 and $24.1 million in 2008. Withdrawals from capital expenditure reserves with our lenders totaled $5.1 million in 2009 and $5.2 million in 2008. In 2008, we received $4.1 million of net insurance proceeds for property damage claims primarily related to one hotel damaged by fire, offset in part by casualty costs at a hotel that was damaged by Hurricane Ike. Restricted cash increased $3.2 million in 2009 compared to a decrease of $0.2 million in 2008 primarily due to the timing of the release of certain restricted funds.

Investing activities provided $30.5 million of cash in 2007. We expended $41.5 million for capital improvements and withdrew $4.9 million from capital expenditure reserves with our lenders. We received $78.0 million in net proceeds from the sale of assets. We spent $16.4 million to acquire a noncontrolling interest in 2007. Restricted cash decreased $5.4 million in 2007.
Financing activities
Financing activities used cash of $14.9 million in 2009 compared with $47.6 million in 2008. In 2009, we made principal payments of $14.9 million, including $6.8 million to partially defease one of our mortgage loans. We purchased $19.9 million of treasury stock in 2008. In 2008, we made principal payments of $26.8 million, including $16.9 million to partially defease two of our mortgage loans and a $5.5 million payment to release one hotel as collateral in order to sell the hotel.
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
Debt and contractual obligations
The following table provides information about our debt and certain other long-term contractual obligations. See “debt and Contractual Obligations” below for further information.

	Debt Obligations	Maturities
	December 31, 2009	2010	2011	2012	2013	2014	Thereafter
	($ in thousands)
DEBT OBLIGATIONS
Mortgage Debt :
Goldman Sachs (1)	$130,000	$—	$130,000	$—	$—	$—	$—
Merrill Lynch Fixed Rate Pool 1	34,471	34,471	—	—	—	—	—
Merrill Lynch Fixed Rate Pool 3 (2)	45,500	45,500	—	—	—	—	—
Merrill Lynch Fixed Rate Pool 4	34,648	914	977	32,757	—	—	—
IXIS (3)	20,679	299	20,380	—	—	—	—
IXIS — Holiday Inn Hilton Head, SC (4)	18,294	18,294	—	—	—	—	—
Wachovia — Holiday Inn Express Palm Desert, CA	5,645	129	5,516	—	—	—	—
Wachovia — SpringHill Suites by Marriott Pinehurst, NC	2,920	2,920	—	—	—	—	—

Total — Mortgage Debt	292,157	102,527	156,873	32,757	—	—	—

Other Long-term Liabilities:
Other Long-term Liabilities	1,236	218	309	126	125	125	333

	1,236	218	309	126	125	125	333

Total Debt Obligations	293,393	102,745	157,182	32,883	125	125	333
Less: Debt Obligations — Held for Sale	5,645	129	5,516	—	—	—	—

Total Debt Obligations — Held for Use	$287,748	$102,616	$151,666	$32,883	$125	$125	$333

OTHER OBLIGATIONS
Interest Expense (5)	14,822	$7,321	$4,699	$2,802	$—	$—	$—
Ground, Parking and Other Lease Obligations	78,648	3,352	3,004	2,882	2,654	2,198	64,558

Total Other Obligations	93,470	10,673	7,703	5,685	2,654	2,198	64,558
Less: Other Obligations — Held for Sale	—	$—	$—	$—	$—	$—	$—

Total Other Obligations — Held for Use	$93,470	$10,673	$7,703	$5,685	$2,654	$2,198	$64,558

TOTAL OBLIGATIONS
Total Debt and Other Obligations	386,863	113,418	164,885	38,568	2,779	2,323	64,891
Less: Debt and Other Obligations — Held for Sale	5,645	129	5,516	—	—	—	—

Total Debt and Other Obligations — Held for Use	$381,218	$113,289	$159,369	$38,568	$2,779	$2,323	$64,891

(1)	As discussed in “Debt and Contractual Obligations” below, the Goldman Sachs loan matured in 2009, with the option to extend the loan for three additional one-year periods. The first extension option was exercised, which extended the maturity to May 1, 2010. Management has the intent and ability to exercise the second option, which would extend the maturity to May 2, 2011.

(2)	As discussed in “Debt and Contractual Obligations” below, this loan matured on October 1, 2009, following two short-term extensions. The Company surrendered control of the six hotels which secured this loan to a court-appointed receiver in February 2010.

(3)	As discussed in “Debt and Contractual Obligations” below, this loan matured in March 2008, with 3 available one-year extensions. The Company exercised all options, which extended the loan to March 2011.

(4)	As discussed in “Debt and Contractual Obligations” below, this loan matured in December 2007, with 3 available one-year extensions. The Company exercised all options, which extended the maturity to December 2010.

(5)	The computation of interest expense related to our variable rate debt assumes a LIBOR of 0.25% for all future periods.
As discussed in further detail below, we surrendered control of the six hotels which secured Pool 3 to a court-appointed receiver in February 2010. Excluding Pool 3, Total Debt and Other Obligations at December 31, 2009 were $341.4 million, of which $67.9 million was due in 2010.
We did not include franchise fees in the table above because substantially all of our franchise fees vary with revenues. Franchise fees for 2009 related to continuing operations are shown under the caption “Franchise Agreements and Capital Expenditures” Below.

Debt and Contractual Obligations
The mortgage notes subject the Company to certain financial covenants. As of December 31, 2009, the Company was in compliance with its financial debt covenants, except for the financial ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $45.5 million and $34.6 million, respectively, and the Goldman Sachs loan, with an outstanding principal balance of $130 million. The breach of these covenants, if not cured or waived by the lenders, could lead to the declaration of a “cash trap” by the lenders whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be held in a restricted cash account. With respect to the Merrill Lynch Fixed Rate loans, the funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. The cash trap provisions under the Goldman Sachs loan were waived in conjunction with the loan amendment dated January 22, 2010.
As of December 31, 2009, Pool 4 was operating under the provisions of a cash trap and approximately $0.8 million was held in a restricted cash account. We surrendered control of the six hotels which secure Pool 3 to a court-appointed receiver in February 2010.
Our continued compliance with the financial covenants for the remaining loans depends substantially upon the financial results of our hotels. Given the economic recession, we could breach certain of our financial covenants during 2010.
On June 25, 2004, we entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch”). The four loans, which totaled $260 million at inception, bear a fixed interest rate of 6.58%. Except for certain defeasance provisions, we may not prepay the loans except during the 60 days prior to maturity. One of the loans was defeased in 2007. The remaining three loans were secured by 16 hotels as of December 31, 2009. The loans are not cross-collateralized. Each loan is non-recourse; however, we have agreed to guarantee the debt in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian.
The Merrill Lynch loans had an aggregate principal balance of $114.6 million as of December 31, 2009 and originally matured on July 1, 2009. We negotiated with the special servicer for Pool 1 and agreed to two six-month extensions of the maturity date for this indebtedness. The principal balance of Pool 1 was $34.5 million as of December 31, 2009 and we exercised the second six-month extension, extending the maturity date of Pool 1 to July 1, 2010. We are pursuing opportunities to extend or refinance Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 remains fixed at 6.58% during the term of the extension. In July 2009, we paid the special servicer an extension fee of approximately $0.2 million. Additionally, in July 2009, we made a principal reduction payment of $2.0 million. In December 2009, we paid the special servicer an extension fee of approximately $0.3 million. Additionally, in December 2009, we made a principal reduction payment of $1.0 million. To date, we have been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, we expect it to remain difficult to refinance the mortgage debt prior to the July 2010 maturity date. We cannot currently predict whether these efforts will be successful. We have classified this loan as current in the Consolidated Balance Sheet as of December 31, 2009. Pool 1 is secured by four hotels.
Pool 3, with a principal balance of $45.5 million as of December 31, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for us to reach an agreement with the special servicer to modify Pool 3. No agreement was reached and Pool 3 was in default as of December 31, 2009. We believe that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term. Since a modification agreement was not reached, we surrendered control of the six hotels securing Pool 3 to a court-appointed receiver in February 2010. Pool 3 is non-recourse to us, except in limited circumstances which we believe are remote and is not cross-collateralized with any other mortgage debt. We have classified Pool 3 as current in the Consolidated Balance Sheet as of December 31, 2009. In accordance with the terms of the franchise agreements associated with the Pool 3 hotels, we could be required to pay liquidated damages to the franchisors upon surrender of control. The estimated potential liquidated damages totaled $5.9 million as of December 31, 2009. This amount is not reflected in our consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
Pool 4, with a principal balance of $34.6 million as of December 31, 2009, was successfully extended to a maturity date of July 1, 2012. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, we paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The parties also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, we may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. We also agreed to pay the lender an “exit fee” upon a full or partial repayment of Pool 4. The amount of this fee will increase each year but, assuming Pool 4 is held for the full three year term, the fee will effectively increase the current interest rate by 100 basis points per annum. We also have issued a full recourse guaranty of Pool 4 in connection with this amendment. We have classified Pool 4 as long-term in the Consolidated Balance Sheet as of December 31, 2009. Pool 4 is secured by six hotels.
On November 10, 2005, we entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2009, we exercised the third extension option, which extended the maturity to December 2010. To mitigate the risk of rising interest rates, we acquired an interest rate cap agreement, which effectively caps the interest rate at 7.90%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan balance of $18.3 million was classified as current in the Consolidated Balance Sheet as of December 31, 2009.
On May 17, 2005, we entered into a $3.2 million loan agreement with Wachovia which is secured by the SpringHill Suites Pinehurst, NC and is scheduled to mature on June 10, 2010. The outstanding loan balance at December 31, 2009 of $2.9 million was classified as current in the Consolidated Balance Sheet as of December 31, 2009. We are pursuing opportunities to extend or refinance this mortgage loan.
Certain other mortgage debt will mature in 2010, but each has extension options available to us based upon certain conditions. Specifically, the loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel initially matured on March 9, 2008. We exercised all three available extension options, which extended the loan maturity to March 9, 2011. To mitigate the risk of rising interest rates, we entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. The outstanding loan balance at December 31, 2009 was $20.7 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the remaining extension option.
We are also a party to a loan agreement which was originated by Goldman Sachs Commercial Mortgage Capital, L.P and is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. However, three extensions of one year each were available to us and the first extension was exercised to extend the maturity date to May 1, 2010. To mitigate the risk of rising interest rates, we acquired an interest rate cap agreement capping LIBOR at 5.00%. In order to exercise the second extension, which will extend the maturity date to May 1, 2011, there must not be an existing event of default under the loan documents. No extension fee was payable in connection with the first extension option. In addition to the requirements above, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at December 31, 2009 was $130.0 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the second extension option. The loan was amended on January 22, 2010. Refer to “Planned Merger and Loan Amendment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
On February 1, 2006, we entered into a $6.1 million loan agreement with Wachovia, which is secured by the Holiday Inn Express Palm Desert, CA. The loan agreement matures February 1, 2011 and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The outstanding balance at December 31, 2009 was $5.6 million.
In July 2009, we surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver. In November 2009, we surrendered control of the Crowne Plaza Worcester, MA to a court-appointed receiver. We believed that the hotels were worth substantially less than the mortgage debt encumbering the hotels and that it was unlikely that the value of the hotels would increase in the near or intermediate term. The hotels were deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balances were excluded from our balance sheet as of December 31, 2009. In accordance with the terms of the franchise agreement associated with the Crowne Plaza Worcester, we could be required to pay liquidated damages to the franchisor as a result of the surrender of control. The estimated potential liquidated damages totaled $1.3 million as of December 31, 2009. This amount is not reflected in our consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
In May 2009, we defeased $6.7 million of the $52.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by seven hotels. We purchased $6.8 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was then sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because we continue to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.2 million Loss on Debt Extinguishment in discontinued operations.

Summary of Long-term Debt
Set forth below, by debt pool, is a summary of our long-term debt (including current portion) with the applicable interest rates and the carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2009			December 31, 2008
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at December 31, 2009
			($ in thousands)
Mortgage Debt
Goldman Sachs (1)	10	$120,553	$130,000	$130,000	LIBOR plus 1.50%; capped at 6.50%
Merrill Lynch Fixed Rate Pool 1 (2)	4	63,405	34,471	39,372	6.58%
Merrill Lynch Fixed Rate Pool 3 (3)	6	45,799	45,500	53,031	6.58%
Merrill Lynch Fixed Rate Pool 4 (4)	6	78,604	34,648	35,984	6.58%
IXIS (5)	3	17,415	20,679	20,977	LIBOR plus 2.95%; capped at 7.45%
IXIS — Holiday Inn Hilton Head, SC	1	16,063	18,294	18,530	LIBOR plus 2.90%; capped at 7.90%
Wachovia — Holiday Inn Crowne Plaza Worcester, MA (6)	—	—	—	16,501	n/a
Wachovia — Holiday Inn Phoenix, AZ (7)	—	—	—	9,478	n/a
Wachovia — Holiday Inn Express Palm Desert, CA	1	5,306	5,645	5,767	6.04%
Wachovia — SpringHill Suites by Marriott Pinehurst, NC	1	5,623	2,920	2,988	5.78%

Total	32	352,768	292,157	332,628	3.96% (8)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	—	42
Other	—	—	1,236	1,342

	—	—	1,236	1,384

Property, plant and equipment — Unencumbered		35,201	—	—

	32	387,969	293,393	334,012
Held for sale	(1)	(5,306)	(5,645)	(14,257)

Held for use (9)	31	$382,663	$287,748	$319,755

(1)	The hotels that secure this debt are: Crowne Plaza Albany, NY; Holiday Inn BWI Baltimore, MD; Residence Inn Dedham, MA; Hilton Ft. Wayne, IN; Radisson Kenner, LA; Courtyard by Marriott Lafayette, LA; Holiday Inn Meadow Lands Pittsburgh, PA; Holiday Inn Santa Fe, NM; Crowne Plaza Silver Spring, MD; and Courtyard by Marriott Tulsa, OK.

(2)	The hotels that secure this debt are: Courtyard by Marriott Atlanta-Buckhead, GA; Marriott Denver, CO; Four Points by Sheraton Philadelphia, PA; and Holiday Inn Strongsville, OH.

(3)	The hotels that secure this debt are: Courtyard by Marriott Abilene, TX; Courtyard by Marriott Bentonville, AR; Courtyard by Marriott Florence, KY; Holiday Inn Inner Harbor Baltimore, MD; Crowne Plaza Houston, TX; and Fairfield Inn by Marriott Merrimack, NH. This loan matured on October 1, 2009, following two short-term extensions. The Company surrrendered control of the six hotels which secured this loan to a court-appointed receiver in February 2010.

(4)	The hotels that secure this debt are: Hilton Columbia, MD; Wyndham DFW Dallas, TX; Residence Inn by Marriott Little Rock, AR; Holiday Inn Myrtle Beach, SC; Courtyard by Marriott Paducah, KY; and Crowne Plaza West Palm Beach, FL.

(5)	The hotels that secure this debt are: Crowne Plaza Phoenix, AZ; Radisson Phoenix, AZ; and Crowne Plaza Pittsburgh, PA.

(6)	The Company surrendered control of the Crowne Plaza Worcester, MA in November 2009. The assets and liabilities, including the related debt, were deconsolidated from the Company’s balance sheet upon surrender of control.

(7)	The Company surrendered control of the Holiday Inn Phoenix, AZ in July 2009. The assets and liabilities, including the related debt, were deconsolidated from the Company’s balance sheet upon surrender of control.

(8)	The rate represents the annual effective weighted average cost of debt at December 31, 2009.

(9)	Long-term debt obligations at December 31, 2009 and December 31, 2008 include the current portion of $102.6 million and $125.0 million, respectively.
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
To obtain these franchise affiliations, we enter into franchise agreements with hotel franchisors that generally have terms of 10 to 20 years. The franchise agreements typically authorize us to operate the hotel under the franchise name, at a specific location or within a specified area, and require that we operate the hotel in accordance with the standards specified by the franchisor. As part of our franchise agreements, we are generally required to pay a royalty fee, an advertising/marketing fee, a fee for the use of the franchisor’s nationwide reservation system and certain other ancillary charges. Royalty fees range from 3.5% to 6.0% of gross room revenues, advertising/marketing fees range from 1.0% to 2.5%, reservation system fees range from 0.4% to 3.3%, and club and restaurant fees from 0.6% to 3.0%. In the aggregate, royalty fees, advertising/marketing fees, reservation fees and other ancillary fees for the various brands under which we operate our hotels range from 6.5% to 10.0% of gross room revenues. In addition, we are charged club fees on a per-stay basis. In 2009, franchise fees for our continuing operations were 10.2% of room revenues.

These costs vary with revenues and are not fixed commitments. Franchise fees incurred (which are reported in other hotel operating costs on our Consolidated Statement of Operations) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Continuing operations	$14,255	$16,372	$16,157
Discontinued operations	1,218	3,214	6,479

	$15,473	$19,586	$22,636

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. Our current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of two, three and one (all of which are held for use) of the franchise agreements for our hotels are scheduled to expire in 2010, 2011, and 2012, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.
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
New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2009, the Company adopted FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (the “Codification”) as the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s results of operations and financial condition. In accordance with the Codification, references to previously issued accounting standards have been replaced by FASB ASC references.
In January 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements) for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. In January 2009, the Company adopted the deferred portion of the fair value guidance for nonfinancial assets and nonfinancial liabilities. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The fair value guidance does not require any new fair value measurements. The adoption did not have a material impact on the Company’s financial statements.
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
In January 2009, the Company adopted the updated provisions of FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141(R) Business Combinations). Under FASB ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, FASB ASC 850 includes a substantial number of new disclosure requirements. FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the results of operations and financial condition. As discussed in Note 11, the Company has $84.9 million of deferred tax assets fully offset by a valuation allowance. The balance of the $84.9 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for the business combination guidance, such reduction will affect the income tax provision in the period of release.
In January 2009, the Company adopted the updated provisions of FASB ASC 810, Consolidation (formerly referenced as SFAS No. 160 Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51). FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, FASB ASC 810 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The FASB ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FASB ASC 810 also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FASB ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As a result of the adoption, the Company recorded noncontrolling interest as a component of equity in the Consolidated Balance Sheets and Consolidated Statements of Total Equity, and the net loss attributable to noncontrolling interests has been separately recorded in the Consolidated Statement of Operations.
The following table illustrates the effect on net income and earnings per share for the twelve months ended December 31, 2008 and 2007 as if the provisions of the noncontrolling interest guidance were applied:

	Twelve Months Ended December 31,
	2008	2007
	($ in thousands, except per share data)
Loss from continuing operations	$(8,014)	$(5,236)
Less: Net loss attributable to noncontrolling interest	718	620

Loss from continuing operations attributable to common stock	(7,296)	(4,616)
Loss from discontinued operations	(3,970)	(2,789)

Net loss attributable to common stock	$(11,266)	$(7,405)

Denominator
Basic and diluted weighted average shares	21,774	24,292

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stock	$(0.34)	$(0.19)
Loss from discontinued operations	(0.18)	(0.11)

Net loss attributable to common stock	$(0.52)	$(0.30)

In January 2009, the Company adopted the updated provisions of FASB ASC 815, Derivatives and Hedging (formerly referenced as SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133). FASB ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption did not have a material impact on the results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 260, Earnings per Share (formerly referenced as FASB Staff Position “FSP” EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). FASB ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified by the FASB. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption did not have a material impact on its results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 815, Derivatives and Hedging (formerly referenced as FSP FAS 133-1 Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161). The updated provisions of FASB ASC 815 require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FASB ASC 815 clarifies the FASB’s intent that the disclosures required by the guidance should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The guidance is effective for financial statements issued for fiscal years ending after November 15, 2008. The adoption did not have a material impact on its disclosures, results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 805, Business Combinations (formerly referenced as FSP FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). The updated provisions of FASB ASC 805 require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB guidelines. FASB ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The updated provisions of FASB ASC 825 provide additional guidance for estimating fair value in accordance with previously issued fair value guidance, when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FASB ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 320, Investments — Debt and Equity Securities (formerly referenced as FSP FAS 115-2 and FSP FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments). The updated provisions of FASB ASC 320 change existing guidance for determining whether an impairment is other than temporary to debt securities. FASB ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB ASC 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 825, Financial Instruments (formerly referenced as FSP FAS 107-1 and FSP APB 28-1 Interim Disclosures about Fair Value of Financial Instruments). The updated provisions of FASB ASC 820 amends previously issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 820 also amends guidance related to interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 820 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.

In June 2009, the Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165 Subsequent Events). FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods after June 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
Recently Issued Pronouncements
In June 2009, the FASB updated the provisions of FASB ASC 860, Transfers and Servicing (formerly referenced as SFAS No. 166 Accounting for Transfers of Financial Assets) to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The updated provisions of FASB ASC 860 eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures. The updated provisions of FASB ASC 860 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 860 will have on its results of operations and financial condition.
In June 2009, the FASB updated the provisions of FASB ASC 810, Consolidation (formerly referenced as SFAS No. 167 Amendments to FASB Interpretation No. 46(R)) to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The updated provisions of FASB ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updated provisions of FASB ASC 810 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 810 will have on its results of operations and financial condition.
In August 2009, the FASB updated the provisions of FASB ASC 820, Value Measurements and Disclosures to amend the guidance surrounding the fair value measurement of liabilities. The updated provisions of FASB ASC 820 provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the following alternative valuation techniques: a valuation technique that uses the quoted price of either the identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of U.S. GAAP guidance on fair value. Two examples would be an income approach or a market approach. The updated provisions of FASB ASC 820 are effective for the first reporting period beginning after issuance (the fourth quarter of 2009 for the Company). The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 820 will have on its results of operations and financial condition.
In October 2009, the FASB updated the provisions of FASB ASC 605, Revenue Recognition to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The updated provisions of FASB ASC 605 establish a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The updated provisions of FASB ASC 605 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the updated provisions of FASB ASC 605 significantly expand required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The updated provisions of FASB ASC 605 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 605 will have on its results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risks on our variable rate debt. At December 31, 2009 and December 31, 2008, we had outstanding consolidated variable rate debt including debt related to assets held for sale of approximately $169.0 million and $169.5 million, respectively.
On November 10, 2005, we entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2009, we exercised the third extension option, which extended the maturity to December 2010. To mitigate the risk of rising interest rates, we acquired an interest rate cap agreement, which effectively caps the interest rate at 7.90%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan balance of $18.3 million was classified as current in the Consolidated Balance Sheet as of December 31, 2009. We are pursuing opportunities to extend or refinance this mortgage loan.
On March 1, 2006, we entered into a $21.5 million loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel. The original term of the loan expired on March 9, 2008. However, we exercised all three available extension options, which extended the loan maturity to March 9, 2011. To mitigate the risk of rising interest rates, we entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. The outstanding loan balance at December 31, 2009 was $20.7 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the remaining extension option.
We are also a party to a loan agreement which was originated by Goldman Sachs Commercial Mortgage Capital, L.P and is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. However, three extensions of one year each were available to us and the first extension was exercised to extend the maturity date to May 1, 2010. To mitigate the risk of rising interest rates, we acquired an interest rate cap agreement capping LIBOR at 5.00%. In order to exercise the second extension, which will extend the maturity date to May 1, 2011, there must not be an existing event of default under the loan documents. No extension fee is payable in connection with the first extension option. In addition to the requirements above, an extension fee of 0.125% of the principal balance is payable in connection with the second and third extension options. The outstanding loan balance at December 31, 2009 was $130.0 million. We have classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the second extension option.
Concurrently with the execution of the Merger Agreement, on January 22, 2010, Hospitality, and an affiliate of Purchaser, purchased the lender’s interest in Lodgian’s $130 million mortgage loan facility originally made by Goldman Sachs Commercial Mortgage Capital, L.P. An amendment to the loan was also concurrently entered into by Hospitality and Lodgian’s subsidiary borrowing entities which own the hotels securing the loan. The material terms of the loan amendment are summarized as follows:
•	Effective immediately, the cash lockbox provisions of the loan were amended to provide that excess cash flow from the mortgaged properties after debt service, reserves and operating expenses, will not be retained by the lender in an excess cash flow reserve account, but will instead be released to the borrowers on a monthly basis, even if the properties do not meet a previously required financial covenant test.

•	The deadline for Lodgian’s subsidiary which owns the Crowne Plaza Albany, New York, to complete certain renovation work was extended to May 1, 2010.

•	The allocated loan amounts for each of the properties securing the loan were readjusted.

•	Effective July 1, 2010, the margin over LIBOR used to determine the interest rate on the loan will be increased from 1.50% to 4.25%.

•	If the Merger Agreement is validly terminated for any reason other than as a result of a breach by Purchaser of any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that certain of Lodgian’s closing conditions set forth in the Merger Agreement would not be met, Lodgian’s subsidiary borrowing entities on the loan will be required, in their sole discretion, to either pay down the principal balance of the loan by $5 million, or to cause the Holiday Inn Monroeville, Pennsylvania property to be pledged as additional security for the loan. If the Holiday Inn Monroeville, Pennsylvania property is pledged as additional security for the loan, it may be subsequently released from the loan upon payment of a cash release price of $5 million.
As a result of having these interest rate caps, we believe that our interest rate risk at December 31, 2009 and December 31, 2008 was minimal. The impact on annual results of operations of a hypothetical one-point interest rate reduction as of December 31, 2009 would be an immaterial effect on net income. These derivative financial instruments are viewed as risk management tools. We do not use derivative financial instruments for trading or speculative purposes. However, we have not elected the hedging provisions of FASB ASC 815 Derivatives (formerly referenced as SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities).
The aggregate fair value of the interest rate caps as of December 31, 2009 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense.

Without regard to additional borrowings under our variable rate debt or scheduled amortization, the annualized effect of a twenty five basis point increase in LIBOR would be a reduction in income before income taxes of approximately $0.4 million. The fair value of the fixed rate mortgage debt (book value of $123.2 million) at December 31, 2009 is estimated at $124.9 million.
The nature of our fixed rate obligations does not expose us to fluctuations in interest payments. The impact on the fair value of our fixed rate obligations of a hypothetical one-point interest rate increase on the outstanding fixed-rate debt as of December 31, 2009 would be a reduction of approximately $1.1 million.

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
As of December 31, 2009, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management team, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control— Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Nonetheless, as of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, concluded, as of the date of the evaluation, that our internal control over financial reporting was effective based on the criteria in the COSO Framework. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 which is included herein.
Lodgian, Inc.
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lodgian, Inc. and its subsidiaries as of December 31, 2009, and the related consolidated statements of operations, total equity, comprehensive loss and cash flows for the year ended December 31, 2009, and our report dated March 16, 2010, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the adoption of a new accounting standard.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2010

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Directors and Executive Officers
The table below sets forth the names and ages (as of March 16, 2010) of each of the Company’s directors and our other executive officers, as well as the positions and offices currently held by such persons with the Company. A summary of the experience, qualifications, attributes or skills of each of these individuals that led the Board to conclude that the person should serve as a Director is set forth after the table. Directors are elected for a one-year term and hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Our executive officers serve at the discretion of the Board of Directors. In addition, there are no family relationships between any of our directors or executive officers.

Name	Age	Position
W. Blair Allen (1)	40	Director
John W. Allison	63	Director
Stewart J. Brown (2)(3)(4)	62	Director
Daniel E. Ellis (1)	41	President, Chief Executive Officer, General Counsel,
		Secretary and Director
Paul J. Garity (3)	57	Director
Michael J. Grondahl (2)(3)	41	Director
Alex R. Lieblong (1)(4)	59	Director
Mark S. Oei (1)(2)(4)	41	Director

Other Executive Officers:

James A. MacLennan	50	Executive Vice President and Chief Financial Officer
Donna B. Cohen	38	Vice President and Controller
Joseph F. Kelly	53	Vice President of Hotel Operations

(1)	Member of the Executive Committee

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating Committee
Biographical Information and Business Experience
W. Blair Allen, 40, has been a director of Lodgian since January 2008 and is a member of the Executive Committee. Mr. Allen also has been the President of Robert M. Goff & Associates, a real estate development and management company in Little Rock, Arkansas with an emphasis on the hospitality industry, since 2004. Prior to his service as president, he served as Chief Financial Officer of Robert M. Goff & Associates from 1996 until 2004. Mr. Allen holds a Bachelor of Arts degree from Washington & Lee University and received his MBA from the University of Arkansas. Mr. Allen is on the Board of Directors of Centennial Bank, a local private bank based in Little Rock, Arkansas.
Mr. Allen has extensive experience in the ownership and operation of hotels. Mr. Allen’s company currently operates hotels under franchise affiliations with InterContinential Hotels Group and Hilton Hotels, two of Lodgian’s franchise partners. The Board believes Mr. Allen’s skills and experience in owning and operating hotels, together with his contacts within the industry, assist the Company in its business pursuits.
John W. Allison, 63, has been a director of Lodgian since August 2008. He is the founder of Home BancShares, a banking service provider, and has been its Chairman since 1998. He also serves on the Asset Quality Committee and Asset/Liability Committee of Home BancShares. Mr. Allison has more than 24 years of banking experience, including service as Chairman of First National Bank of Conway from 1983 until 1998, and as a director of First Commercial Corporation from 1985 (when First

Commercial acquired First National Bank of Conway) until 1998. At various times during his tenure on First Commercial’s Board, Mr. Allison served as the Chairman of its Executive Committee and as Chairman of its Asset Quality Committee. Prior to the sale of First Commercial to Regions Financial Corporation in 1998, First Commercial was a publicly traded company and the largest bank holding company headquartered in Arkansas, with approximately $7.3 billion in assets.
Mr. Allison has broad experience in the banking industry, as well as a track record of integrity, judgment and perspective, as demonstrated by his experience as Chairman, President, Chief Executive Officer and a Director of Home Bancshares. Mr. Allison’s service with Home Bancshares provides him with broad experience on governance issues facing public companies. Mr. Allison has significant insight into the credit markets, which are critical to our business.
Stewart J. Brown, 62, has been a director of Lodgian since November 2002 and is a member of the Compensation, Nominating and Audit Committees. Since December 2002, he has been serving as a consultant with Booz Allen Hamilton, a global strategy and technology consulting firm. He was recalled to active duty as a Colonel in the United States Army on September 11, 2001 and served as Chief of the Crisis Action Team in the Army Operation Center at the Pentagon until he joined Booz Allen Hamilton in December 2002. COL Brown was commissioned in 1970 in the US Army Reserve and served in a variety of command and staff positions including as Director of Training and Education for the Army’s Strategic Management System. In his civilian life, Mr. Brown was involved in the commercial real estate business as a lender, portfolio manager, remedial real estate specialist and consultant. Mr. Brown has held senior executive positions with both private and public corporations including Citibank and has extensive experience in strategic and tactical planning, operational implementation, crisis management and turnaround situations. Mr. Brown is also on the board of directors of Community & Southern Bank, a private bank headquartered in Carrollton, Georgia. Mr. Brown is a graduate of the University of California with a BS in Economics and a BA in Political Science and received his MBA from New York University.
Mr. Brown has broad experience in both government and private sector roles. Mr. Brown also possesses significant leadership skills, partially gained from his over 30 year career in the Unites States Army. As an employee of Booze Allen Hamilton, Mr. Brown has experience in strategic consulting for large private and public corporations and organizations as well as governmental agencies.
Daniel E. Ellis, 41, joined Lodgian in July 1999 as Senior Counsel. In March 2002, he was promoted to Senior Vice President, General Counsel and Secretary. On June 11, 2009, Mr. Ellis was named President and Chief Executive Officer of Lodgian and was appointed to the Board of Directors and its Executive Committee. Mr. Ellis retained his titles of General Counsel and Secretary. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia where he was the lead attorney in over thirty jury trials. From 1997 to 1999, he worked in private practice, where he focused on representing hotel owners. Mr. Ellis received his law degree from the University of Mississippi and an MBA from Mercer University.
In deciding to elect Mr. Ellis to the Board of Directors in 2009, the Board considered the fact that he has been with Lodgian for over 10 years and is familiar with virtually every aspect of the organization. The Board also considered his leadership position within the Company over the past 10 years and his significant knowledge of the hospitality industry.
Paul J. Garity, 57, has been a director of Lodgian since April 2007 and is a member of the Audit Committee. Mr. Garity has been President of Real Estate Consulting Solutions, Inc., a company he established to provide consulting services to corporate real estate departments of Fortune 200 companies, and an Executive Director of REH Capital Partners, LLC, a consulting and transaction advisory firm specializing in hotels and resorts, for over five years. Previously, he was with the Real Estate and Hospitality Consulting Practice at Peat Marwick Mitchell, KPMG, KPMG Consulting and later Bearing Point (all successor firms to Peat Marwick) in Los Angeles for 22 years, where he was responsible for the Western Region practice after becoming a principal in 1984. Mr. Garity received his MBA from the Amos Tuck School of Business at Dartmouth College and a bachelor of business administration degree from the University of Massachusetts.
Mr. Garity brings to the Board over 25 years of experience in the real estate business. Mr. Garity also has significant experience in analyzing real estate transactions. As a former partner with KMPG, Mr. Garity has a track record of sound judgment and experience, as well as significant contacts within the real estate and hospitality industry.
Michael J. Grondahl, 41, has been a director of Lodgian since April 2007 and is a member of the Compensation and Audit Committees. Mr. Grondahl has been a Senior Equity Analyst with Northland Securities, a broker-dealer in Minneapolis, Minnesota since May, 2009. Prior to joining Northland Securities, Mr. Grondahl was a partner and analyst with Key Colony Fund, a hedge fund in Little Rock, Arkansas, from April 2005. Prior to joining Key Colony Fund, Mr. Grondahl was a partner and analyst at RedSky Partners, a hedge fund firm in Minneapolis, Minnesota. Before joining RedSky Partners, Mr. Grondahl was a principal at US Bancorp Piper Jaffray, where he was a senior research analyst covering financial services and related stocks for five years. Mr. Grondahl was also an audit manager with Ernst & Young in Moscow, Russia for three years.
Mr. Grondahl brings significant analytical, accounting and audit related experience to the Board. As an analyst with several firms, Mr. Grondahl is experienced in evaluating the valuation, prospects and growth potential for companies. Additionally, his training as a Certified Public Accountant and tenure with Ernst & Young provide him with broad experience in the review and analysis of financial statements.
Alex R. Lieblong, 59, has been a director of Lodgian since February 2006 and is a member of the Nominating and Executive Committees. Mr. Lieblong began his investment career in 1977. In November 1998, Mr. Lieblong founded Key Colony Fund, a hedge fund, and is also a principal of Lieblong & Associates, a financial advisory firm and broker/dealer, which he formed in 1997. Prior to starting Lieblong & Associates, Mr. Lieblong was a Vice President and Branch Manager of the Little Rock, Arkansas office for Paine Webber for over nine years. Prior to joining Paine Webber, Mr. Lieblong worked in investment advisory roles for Merrill Lynch and E.F. Hutton for five years. Mr. Lieblong is on the Board of Directors of Home Bancshares (NASDAQ: HOMB), and Ballard Petroleum, a private company in the energy industry.
Mr. Lieblong possesses significant experience in financial advisory services gained from his career at Merrill Lynch, E.F. Hutton and Paine Webber. Additionally, Mr. Lieblong runs a hedge fund that invests in numerous types of businesses and serves on the board of directors of a publicly traded bank holding company. Mr. Lieblong therefore possesses extensive management, financial and banking experience. In addition, his directorships at other public companies provide him with broad experience on governance and other issues facing public companies.
Mark S. Oei, 41, has been a director of Lodgian since August 2007 and is a member of the Compensation, Nominating and Executive Committees. Mr. Oei has been a Managing Director of Oaktree Capital Management, LP, an investment company based in Los Angeles, California, since 2003. Prior to Oaktree, Mr. Oei was a Vice President at Morgan Stanley, where he was an acquisitions officer of the Morgan Stanley Real Estate Funds. Mr. Oei received his MBA from the Kellogg Graduate School of Management at Northwestern University and a bachelor of science in business administration from the Haas School of Business at the University of California at Berkeley.
Mr. Oei possesses significant financial and real estate related investment banking experience, as demonstrated by his tenure as a Vice President with Morgan Stanley and a Managing Director of Oaktree Capital Management, L.P.
Executive Officers
James A. MacLennan, 50, was appointed Executive Vice President and Chief Financial Officer of Lodgian on March 15, 2006. Prior to joining Lodgian, Mr. MacLennan was Chief Financial Officer and Treasurer of Theragenics Corporation, a New York Stock Exchange-listed company that manufactures medical devices. Previously, Mr. MacLennan was Executive Vice President and Chief Financial Officer with Lanier Worldwide, Inc., a publicly held technical products company, where he was responsible for all corporate finance activities. He played a major role in taking Lanier public and listing it on the New York Stock Exchange, then later in finding a longer-term strategic solution for Lanier. Mr. MacLennan spent much of his early career in financial positions of increasing scope and responsibility in the oil and gas industry, most notably with Exxon Corporation and later with Noble Corporation. He received both graduate and post-graduate degrees from the University of the Witwatersrand in Johannesburg, South Africa.
Donna B. Cohen, 38, joined Lodgian in September 2005 and was appointed Vice President and Controller in January 2007. Prior to that, Ms. Cohen was Vice President and Assistant Corporate Controller for Certegy Inc., where she served in positions of increasing responsibility in accounting, financial reporting and financial analysis from 2001 through 2005. Ms. Cohen also held managerial positions in financial reporting and analysis at other publicly traded companies and served as an audit manager at Deloitte & Touche LLP, a public accounting firm. Ms. Cohen is a Certified Public Accountant and is a graduate of North Carolina A&T State University, where she earned a Bachelor of Science degree in accounting.
Joseph F. Kelly, 53, was appointed Vice President of Hotel Operations in December 2008. Mr. Kelly has over 25 years of experience in the hospitality industry and has been employed by Lodgian since 2002. Prior to his promotion, Mr. Kelly served in roles of increasing responsibility with Lodgian as Regional Director of Sales and Marketing from November 2002 to September 2004, Regional Operations Manager from September 2004 to January 2008 and as Regional Vice President of Operations since January 2008. Mr. Kelly has a degree in business administration from the State University of New York at Buffalo and served as an Adjunct Professor in the Hotel and Restaurant Management program at Tompkins Cortland Community College from 1997 to 2001.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% stockholders to file reports of ownership and reports of changes in ownership of the common stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during 2009, all applicable directors, executive officers and 10% stockholders filed all required Section 16(a) forms on a timely basis.

Code of Ethics
Our Board of Directors has adopted a code of ethics entitled “Lodgian’s Policy on Business Ethics” that is applicable to all of our directors, executive officers and employees. We have posted the policy in the Investor Relations section of our website, at www.lodgian.com. Lodgian will provide our Policy on Business Ethics to any person, without charge, upon request in writing directed to our General Counsel.
Director Nominations
The Nominating Committee of the Board of Directors is responsible under its charter for identifying qualified candidates for election to the Board prior to each annual meeting of the stockholders. Stockholders who wish to recommend a candidate for election to the Board may submit such recommendation to our secretary at the address provided in this annual report. The Nominating Committee may consider stockholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the stockholders at each annual meeting.
Although the Nominating Committee is willing to consider candidates recommended by stockholders, it has not adopted a formal policy with regard to the consideration of any director candidates recommended by security holders. The Nominating Committee believes that a formal policy is not necessary because of our concentrated stockholder base.
The Nominating Committee has not prescribed any specific minimum qualifications that must be met by a candidate for election to the Board of Directors in order to be considered for nomination by the committee. The Nominating Committee considers candidates identified by the Nominating Committee, other directors, our executive officers and stockholders, and, if applicable, it may engage a third party search firm. In identifying and evaluating nominees for director, the Nominating Committee considers each candidate’s qualities, experience, background, skills and other qualifications, as well as any other factors that the candidate may be able to bring to the Board, and although we have not adopted a formal policy with respect to diversity, we also consider diversity in identifying and evaluating nominees for director. The process is the same whether the candidate is recommended by a stockholder, another director, management or otherwise.
Audit Committee
The Audit Committee consists of Michael J. Grondahl (Chairman), Stewart J. Brown and Paul J. Garity. The Audit Committee met four times during 2009. The Audit Committee is responsible, under its written charter, for:
•	Engaging independent auditors to audit our financial statements and perform other services related to the audit, including determining the compensation to be paid to the independent auditors;

•	Reviewing the scope and results of the audit with the independent auditors;

•	Preapproving all non-audit services provided to Lodgian by the independent auditors;

•	Periodically assessing the independence of Lodgian’s auditors;

•	Reviewing and discussing with management and the independent auditors Lodgian’s quarterly and annual financial statements, audit results and reports;

•	Establishing guidelines for our internal audit function and periodically reviewing the adequacy of our internal controls;

•	Establishing clear policies for Lodgian to follow in hiring employees or former employees of the independent auditors;

•	Reviewing and periodically updating our Policy on Business Ethics;

•	Considering changes in accounting practices;

•	Reviewing any correspondence, report, complaint or concern that raises issues regarding our financial statements or accounting policies and establishing procedures for (1) the receipt, retention and treatment of such complaints, and (2) the confidential, anonymous submission by employees of such concerns; and

•	Reviewing and reassessing the adequacy of the Audit Committee Charter on an annual basis.

     The Board of Directors has determined that the Audit Committee Chairman, Mr. Grondahl, qualifies as an audit committee financial expert and that all members of the Audit Committee are independent under the AMEX corporate governance rules and applicable law. The Audit Committee Charter is posted in the Investor Relations section of our website, www.lodgian.com.
Item 11. EXECUTIVE COMPENSATION
Director Compensation
For 2009, we paid the non-employee members of the Board of Directors a combination of quarterly retainers and fees for each meeting. Prior to February 12, 2009, we paid each non-employee director a $6,000 quarterly retainer in advance of each quarter. On February 12, 2009, the Board of Directors voted to reduce the cash retainer by 20% to $4,800 per quarter. These reduced quarterly retainer payments began in the second quarter of 2009. Additionally, prior to February 12, 2009, directors were paid meeting fees in accordance with the following schedule:
•	$1,500 per in person Board of Director meeting

•	$1,000 per in person Board Committee meeting

•	$500 per telephonic Board or Board Committee meeting
On February 12, 2009, the Board of Directors also voted to reduce all meeting fees payable for Board and Board Committee meetings by 20% from that date forward. We also reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees. Directors who are employees do not receive any compensation for services performed in their capacity as directors.
Additionally, each non-employee director is entitled to receive an annual award of 2,000 shares of restricted stock that vests over a three year period. Members serving on the Audit and Compensation Committees receive an additional award of 2,000 and 1,000 shares of restricted stock, respectively, that vest over a three year period. The stock awards to our non-employee directors are made on February 12 (or the next preceding business day) of each year. However, the Company does not expect to make such a stock grant in 2010 at the present time as it is prohibited from doing so under the provisions of the merger agreement dated January 22, 2010 by and among Lodgian, Inc., LSREF Lodging Investments, LLC and LSREF Lodging Merger Co., Inc.
The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended December 31, 2009 for all persons that served as non-employee directors during any part of 2009.

	Fees Earned or Paid		All Other
Name	in Cash ($)	Stock Awards ($) (1)	Compensation	Total ($)
Stewart J. Brown	30,400	11,900	—	42,300
Paul J. Garity	31,200	9,520	—	40,720
Michael J. Grondahl	34,000	11,900	—	45,900
John W. Allison	26,800	4,760	—	31,560
Alex R. Lieblong	29,600	4,760	—	34,360
Mark S. Oei (2)	30,800	—	—	30,800
W. Blair Allen	32,800	4,760	—	37,560

(1)	The amounts reported represent the grant date fair value of awards granted in 2009 computed in accordance with ASC 718 and is based upon the closing price on February 12, 2009 of $2.38 per share. See note 2 to our consolidated financial statements herein for information regarding the assumptions underlying the valuation of these awards.

(2)	Mr. Oei declined the stock award as rules of his employer prohibit his acceptance of such equity awards.

A breakdown of the awards granted to the directors during 2009 is as follows:

			Compensation	Total Grant -
	2009 Regular Grant	Audit Committee	Committee	February 12, 2009	Grant Date Fair
Director	(#)	(#)	(#)	(#)	Value (1)
Stewart J. Brown	2,000	2,000	1,000	5,000	$11,900
Paul J. Garity	2,000	2,000	—	4,000	$9,520
Michael J. Grondahl	2,000	2,000	1,000	5,000	$11,900
John W. Allison	2,000	—	—	2,000	$4,760
Alex R. Lieblong	2,000	—	—	2,000	$4,760
Mark S. Oei (2)	—	—	—	—	—
W. Blair Allen	2,000	—	—	2,000	$4,760
			Total Grant	20,000

(1)	Based upon the closing price on February 12, 2009 of $2.38 per share.

(2)	Mr. Oei declined the stock award as rules of his employer prohibit his acceptance of such equity awards.
Mr. Brown held 6,666 exercisable options as of December 31, 2009. The number of shares of restricted stock held by the non-employee directors as of December 31, 2009 is as follows: Mr. Allen, 4,000; Mr. Brown, 11,668; Mr. Garity, 6,667; Mr. Grondahl, 9,667; Mr. Allison, 2,000; and Mr. Lieblong, 5,334.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, who are listed below (“NEOs”), during 2009 as well as certain aspects of executive compensation for 2010. We also discuss certain key decisions and issues that our Compensation Committee has addressed over the past several years that impact the current compensation of the NEOs.
We provide what we believe is a competitive total compensation package to our NEOs through a combination of base salary, annual cash bonuses, equity incentive compensation and benefits programs. Our compensation policies are designed to provide competitive levels of compensation that integrate remuneration with our short-term and long-term performance goals, to reward corporate performance and recognize individual initiative and achievement. However, in 2009, recognizing the difficult state of the U.S. economy and the severe effects the recession was having on the hotel industry in general and Lodgian specifically, each of our NEOs agreed to waive any cash bonus that would be earned for 2009. In addition, in early 2010, each of our NEOs waived entitlement to equity awards earned under our incentive plan in exchange for a reduced cash payment compared to the equity award actually earned under our incentive plan for NEOs. Additional information concerning the amounts of cash and equity actually earned, and subsequently waived, by our NEOs for 2009 performance is contained herein.
Named Executive Officers for 2009
The NEOs for 2009 include our former interim chief executive officer, who resigned on June 9, 2009, our current chief executive officer, our chief financial officer, and our two other executive officers. The NEOs individuals constitute all of our executive officers.
•	Daniel E. Ellis, President, Chief Executive Officer, General Counsel and Secretary;

•	Peter T. Cyrus, Former Interim President and Chief Executive Officer;

•	James A. MacLennan, Executive Vice President and Chief Financial Officer;

•	Donna B. Cohen, Vice President and Controller;

•	Joseph F. Kelly, Vice President of Hotel Operations
Key Compensation Actions for 2009
Below are the key compensation actions taken by the Compensation Committee in 2009 and 2010. Each are described in more detail in this compensation discussion and analysis.
•	The Compensation Committee generally approved a 4% base salary increase for 2009 for the NEOs, and approved larger increases only in connection with the promotion of the NEO. Salaries have been frozen for 2010.

•	The Compensation Committee set performance goals for cash incentive awards based on metrics of net operating income, achievement of corporate overhead and market penetration. The NEOs earned a payout under the market penetration performance goal. However, at the request of Mr. Ellis, each of the NEOs agreed to forgo the incentive award earned for 2009. Therefore, no amounts were paid in connection with achievement of the performance goal.

•	The Compensation Committee set performance goals for equity incentive awards based on metrics of net operating income, achievement of corporate overhead, stock price performance and an employment retention goal. The NEOs achieved a payout under the corporate overhead performance goal and the employment retention goal. However, at the request of Mr. Ellis, each of the NEOs agreed to waive their right to receive the equity awards in exchange for a cash payment that was substantially less than the value of the equity awards earned for 2009. The cash payments were made in early 2010.

•	The Compensation Committee has suspended our cash and equity incentive program for 2010.
Objectives and Philosophy of Compensation Program
General
Our Compensation Committee is responsible for establishing and administering our policies governing the compensation of our NEOs. The Compensation Committee is composed entirely of independent, non-employee directors.
Our executive compensation programs are designed to achieve the following objectives:
•	attract and retain talented and experienced executive officers;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executive officers and stockholders by motivating our executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;

•	provide a competitive compensation package through the integration of pay-for-performance incentives, in which total compensation is determined by Company results and the creation of stockholder value; and

•	compensate our executives to manage our business to meet our long-term objectives.
Compensation Process
In order to attract and retain executives with the ability and the experience necessary to manage our Company and deliver strong performance to our stockholders, we attempt to provide a total compensation package to our executive officers that is competitive with the total compensation packages provided by other public and private companies with comparable revenues.
All elements of compensation of our executive officers are reviewed and approved on an annual basis by our Compensation Committee, subject to the terms of each executive officer’s employment agreement. Each year, our chief executive officer provides our Compensation Committee with recommendations regarding each other executive officer’s compensation for the coming year. The Compensation Committee then reviews these recommendations in light of the most recent market comparison data that has been provided and determines the appropriate compensation for each individual. The Compensation Committee also determines the appropriate compensation for our chief executive officer.
Compensation Consultant
In January 2008, the Compensation Committee engaged Towers Perrin as its executive compensation consultant. The Committee engaged Towers Perrin for several reasons. First, a new chairman of the Committee, Mark Oei, was appointed during 2007, and Mr. Oei desired to take a “fresh look” at our executive compensation policies. Additionally, during 2007, the Committee formed the opinion that the Lodgian Executive Incentive Plan (covering the calendar years 2006-2008) (the “EIP” or “Original Plan”) had become outdated and was not acting as an appropriate incentive for NEOs and other participants. This is primarily because the performance metrics and thresholds established under the EIP were set in July of 2005, and we had completed a substantial realignment of our hotel portfolio by divesting 33 hotels from July 1, 2005 to December 31, 2007. Accordingly, the Committee sought advice from its consultant on the implementation of the Lodgian, Inc. Amended and Restated Executive Incentive Plan, (“Amended and Restated EIP” or “Revised Plan”) which was ultimately adopted by us in April 2008. The Compensation Committee requested that Towers Perrin also conduct a competitive compensation market analysis of all components of compensation, including base salary, annual bonus, total cash compensation, long-term incentives and total direct compensation.
The Compensation Committee did not use the services of Towers Perrin in 2009 in connection with the review of compensation for our NEOs.
Market Comparison
As part of its analysis in 2008, Towers Perrin provided the Compensation Committee with data from two compensation surveys, the 2007 Towers Perrin Compensation Databank (CDB) Executive Compensation Regression Survey and the Watson Wyatt Regression Survey 2007/2008. The data provided included both “general industry” and “leisure and hospitality services industry” compensation data. The Compensation Committee did not have any input into the companies that made up the surveys as a whole or the industry groups within the surveys. Towers Perrin “size adjusted” the data in the surveys to make it comparable to other companies of similar size to Lodgian, based upon total revenue. The Compensation Committee used this general survey data to provide a framework or a “market check” of competitive compensation information for its 2008 compensation decisions. In making compensation decisions for the NEOs, the committee did not target any parameters or percentiles for any element of compensation or for compensation as a whole.
Additionally, as a “market check” in determining target levels of cash and equity incentive compensation under the Amended and Restated EIP for 2008 and under the New Equity Incentive Plan for 2009, which are discussed in more detail further in this section, the Compensation Committee requested that Towers Perrin also provide the Committee with compensation data of NEOs for other public companies in the hotel and/or hospitality industry. Towers Perrin recommended, and the Compensation Committee approved, a peer group including the following companies:
•	Bluegreen Corp.

•	Great Wolf Resorts, Inc.

•	Interstate Hotels & Resorts, Inc.

•	Red Lion Hotels Corp.

•	Silverleaf Resorts, Inc.

•	Morgans Hotel Group Co.
Base Salaries
We provide the opportunity for our executive officers to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to performance risk. In addition to market comparison, the base salaries of our executive officers are based on various qualitative considerations regarding corporate and individual performance. An executive’s base salary is determined only after an assessment of his or her sustained performance, the results of such individual’s efforts on our overall performance, current salary in relation to an objective salary range for the executive’s job responsibilities and his or her experience and potential for advancement. Furthermore, in establishing base salaries for our executive officers, the Compensation Committee considers numerous other factors, including the following:
•	Cost-of-living and other local and geographic considerations;

•	Consultation with other Lodgian executives;

•	Hospitality industry and job-specific skills and knowledge;

•	Historical and expected contributions to our performance; and

•	Level, complexity, breadth and difficulty of duties.
In determining base salary adjustments for 2009, the Compensation Committee reviewed the recommendations of our Interim President and Chief Executive Officer, Mr. Cyrus. The Committee also held several meetings, without participation from management, during the fourth quarter of 2008 to discuss appropriate base salary increases for our NEOs. Given the difficult state of the economy and in particular the significant negative impact that it has had on the hotel industry, and the fact that larger raises were given in 2008 for a number of reasons, including bringing our NEOs more in line with their peers as compared to the general industry survey data and peer group data provided by Towers Perrin, the Compensation Committee generally approved modest base salary increases for 2009. In determining Mr. Kelly’s base salary increase, the Compensation Committee noted that he assumed additional responsibilities in connection with his promotion to Vice President of Hotel Operations in late 2008.
Mr. Ellis was promoted to the position of President and Chief Executive Officer on June 11, 2009. At that time, his annual base salary was increased from $312,000 to $400,000. Mr. Ellis’ base salary was determined by the Compensation Committee through negotiations with Mr. Ellis.
In January 2010, the Compensation Committee met to review the base salaries for each of our NEOs. At that meeting, Mr. Ellis, our Chief Executive Officer, informed the Committee that he had instituted a salary freeze for all Lodgian employees because of the continued difficult business environment caused by the recession and the substantial effect it was having on the company’s results of operations. Accordingly, Mr. Ellis recommended that no raises be given to any of our NEOs at that time. The Committee agreed with Mr. Ellis’ recommendation and the 2010 base salaries for our NEOs remain the same as they were at the end of 2009.
Base salaries for each of our NEOs for 2008, 2009 and 2010 are described in the following table:

Name	January 2008	January 2009	Change (%)	December 2009	January 2010	Change (%)
Peter T. Cyrus	$750,000	$750,000	—	N/A	N/A	N/A
James A. MacLennan	325,000	338,000	4.0	338,000	338,000	—
Daniel E. Ellis	300,000	312,000	4.0	400,000	400,000	—
Donna B. Cohen	188,125	195,650	4.0	195,650	195,650	—
Joseph F. Kelly	167,018	235,000	40.1	235,000	235,000	—
Incentive Compensation
For 2009, the NEOs were eligible to earn an annual cash incentive awards and equity incentive awards under the New Executive Incentive Plan based on the achievement of performance goals set by the Compensation Committee with respect to our 2009 performance. Any equity awards earned under the plan are issued under the Stock Incentive Plan. In addition, the Compensation Committee granted equity awards to the NEOs in February 2009 under the Lodgian, Inc. Amended and Restated Executive Incentive Plan based on the achievement of 2008 performance goals. The plans and the awards are described in more detail below.
Purpose
We believe that a significant portion of our executive officers’ compensation should be variable, based on individual and company performance, and thus, we provide the opportunity for our executive officers to earn annual cash and equity incentive awards. We provide these opportunities to attract and retain an appropriate caliber of talent for the position, to link compensation to our long-term growth, and to motivate executives to achieve our business goals and increase the value of our shares. We also believe that a significant portion of our executive officers’ compensation should be provided through equity awards. Our equity incentive awards, and the vesting of those awards over time, provides employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Such equity awards are also less costly to us in the short term than cash compensation.
Stock Incentive Plan
As of December 31, 2009, 2,234,858 shares of common stock were available for issuance to our directors, officers or other key employees or consultants under our shareholder approved Stock Incentive Plan. Awards may consist of stock options, stock appreciation rights, stock awards, performance share awards, Section 162(m) awards or other awards determined by our Compensation Committee.
Stock options granted pursuant to the Stock Incentive Plan cannot be granted at an exercise price which is less than 100% of the fair market value per share on the date of the grant. For accounting purposes, we apply the guidance in ASC 718 to record compensation expense for our stock option and restricted stock grants. ASC 718 is used to develop the assumptions necessary and the model appropriate to value the awards, as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

The Stock Incentive Plan is administered by our Compensation Committee, which has full power and authority (i) to select the directors, officers, key employees or consultants who participate in the Stock Incentive Plan, (ii) to make awards to such participants, and (iii) to determine the terms and conditions of each award, including those related to vesting, forfeiture, payment and exercisability. In determining the type of award to be granted under the Stock Incentive Plan, our Compensation Committee considers the tax and accounting effects on both us and the recipient of such awards.
We use the Stock Incentive Plan to attract new employees through the provision of initial grants, to retain experienced executive officers and other key employees, to motivate and reward any extraordinary efforts by our executive officers and key employees, to provide compensation for contributions to our growth and profits, to encourage ownership of our stock by our directors, our executive officers and other key employees, and to provide a compensation package that is competitive in the marketplace.
Prior to 2006, our Compensation Committee relied mainly on equity awards in the form of stock options to provide for long-term equity compensation. Since that time, the Compensation Committee has preferred to provide equity awards in the form of restricted stock. This reduction in the use of stock option awards coincides with increasing tax and record keeping compliance costs, changes in generally accepted accounting principles, and increased regulatory scrutiny related to stock options. Our Compensation Committee also believes that restricted stock awards better align the interests of their holders to the stockholders of the Company.
Lodgian, Inc. Amended and Restated Executive Incentive Plan (“Amended and Restated EIP” or “Revised Plan”)
On April 11, 2008, the Compensation Committee approved the Lodgian, Inc. Amended and Restated EIP, under which the executive officers were eligible to earn cash and equity awards related to our 2008 performance.
The Revised Plan provided for cash awards based on achievement of net operating income targets and corporate overhead goals. It also provided for time-vested equity awards and performance-based equity awards related to our achievement of the following metrics: (i) performance of our stock price relative to a pre-defined peer group of companies, (ii) achievement of net operating income targets, and (iii) achievement of corporate overhead goals.
Equity Awards Earned for 2008 Pursuant to the Revised Plan
As described in the compensation discussion and analysis included in our 2009 proxy statement, the following equity awards were earned under the Revised Plan for 2008:

	Equity Award Earned by Component
		Stock Price
	Time-Vesting	Performance
	Non-Performance-	Versus			Actual Equity
Name	Based	Peer Group	NOI	Overhead	Award Earned
Daniel E. Ellis	$40,600	$23,655	—	$70,963	$135,218
James A. MacLennan	44,275	25,796	—	77,387	147,458
Donna B. Cohen	14,587	8,498	—	25,495	48,580
Joseph F. Kelly	12,775	7,443		22,329	42,547
The Compensation Committee granted restricted stock awards on February 4, 2009 in recognition for the achievement of the performance goals for 2008. The number of shares of restricted stock granted was calculated by dividing the dollar value of the actual equity award earned by the closing stock price on the date of grant. The restricted stock vests equally over a two year period beginning on the first anniversary of the date of the grant. The grant date value for these equity awards is included in the stock awards column of the summary compensation table.
New Executive Incentive Plan
On March 16, 2009, the Compensation Committee revised the incentive plan and approved a new plan for 2009 awards, the Lodgian Executive Incentive Plan, which is hereafter referred to as the “New Executive Incentive Plan”.
The New Executive Incentive Plan added a performance metric in determining the award of cash bonuses. Under the Revised Plan, employees were only eligible to receive cash bonuses in the event the Company achieved at least 90% of its net operating income target. The New Executive Incentive Plan provides that employees are eligible to receive an annual cash bonus based upon achievement of either a net operating income target or a “market penetration” target. Employees would receive a cash award if we achieve at least 90% of our target net operating income or our market penetration index is at least 100. If we achieve both the net operating income and market penetration target, employees would receive the greater of the two cash awards associated with the achieved targets. Market penetration is defined as our continuing operations hotels’ RevPar index as reported by Smith Travel research determined on a revenue weighted average basis. The remainder of the plan, including the metrics associated with the potential award of equity based compensation, was essentially unchanged.

Within 90 days after the beginning of each calendar year, the Compensation Committee sets individual target cash and equity amounts for each participant under the plan, as well as the applicable performance goals under the plan.
The following NEOs of Lodgian were participants in the New Executive Incentive Plan as of December 31, 2009, and their respective 2009 cash and equity bonus targets are set forth below:

	2009 Target Cash	2009 Target Equity
Name (1)	Incentive Award	Incentive Award
Daniel E. Ellis	$126,500	$116,000
James A. MacLennan	140,000	126,500
Joseph F. Kelly	85,000	60,000
Donna B. Cohen	56,438	41,675

(1)	Mr. Cyrus was not a participant in the New Executive Incentive Plan for fiscal 2009.
Mechanics of the New Executive Incentive Plan
Cash awards under the New Executive Incentive Plan are determined as follows:
1.	The cash target awards for each participant under the plan are added together to arrive at the target cash bonus pool. For 2009, the target cash bonus pool was $624,018.

2.	After the close of each year, the target cash bonus pool is adjusted depending upon actual corporate overhead as follows:

Corporate Overhead Result	Impact on Cash Bonus Pool
If actual corporate overhead is less than budgeted overhead	increase the target cash bonus pool by 16% of any amount under budget

If actual corporate overhead exceeds budgeted overhead by 5% or less	reduce the target cash bonus pool pro rata, with no reduction at 100% of budgeted overhead and a 15% reduction at 105% of budgeted overhead

If actual corporate overhead exceeds budgeted overhead by more than 5% of budgeted overhead but not more than 10% of budgeted overhead	reduce the target cash bonus pool pro rata, with a 15% reduction at 105% of budgeted overhead and a 25% reduction at 110% of budgeted overhead

If actual corporate overhead exceeds budgeted overhead by more than 10% of budgeted overhead	reduce the target cash bonus pool by 40%
The resulting calculation is referred to as the “Adjusted Target Bonus Pool.”
3.	The NOI Bonus Pool is then determined based upon achievement of NOI goals. The NOI Bonus Pool is determined as follows:

If actual NOI is below 90% of Target NOI	the Adjusted Bonus Pool is reduced to $0

If actual NOI is between 90% and 100% of Target NOI	the Adjusted Bonus Pool is reduced pro rata, with a $0 reduction at 100% of target NOI and a $500,000 reduction at 90% of target NOI

If actual NOI equals 100% of Target NOI	100% of Adjusted Bonus Pool

If actual NOI exceeds 100% of Target NOI	the Adjusted Bonus Pool is increased by 16% of actual NOI in excess of target NOI
4.	The Market Penetration Bonus Pool is then determined based upon achievement of the Market Penetration goals as set forth below:

If Market Penetration exceeds 100 but is less than 101	the Market Penetration Bonus Pool is $100,000

If Market Penetration exceeds 101 but is less than 103	the Market Penetration Bonus Pool is $200,000

If Market Penetration exceeds 103 but is less than 105	the Market Penetration Bonus Pool is $300,000

If Market Penetration exceeds 105 but is less than 107	the Market Penetration Bonus Pool is $400,000

If Market Penetration exceeds 107	the Market Penetration Bonus Pool is $500,000

5.	The greater of the NOI Bonus Pool or the Market Penetration Bonus Pool is then allocated to eligible employees in the same proportion as an employee’s Target Bonus Award bears to the Target Bonus Pool. The allocation formula is as follows:

NOI Bonus Pool or Market Penetration Bonus	Individual Participant’s Target Cash Bonus Award

Pool (as applicable) X	Total Target Cash Bonus Pool
Equity awards under the New Executive Incentive Plan, which the Compensation Committee has determined will be in the form of restricted stock awards, are determined as follows:
1.	Target equity awards are set by the Compensation Committee for each plan participant.

2.	Each participant’s target equity award is divided into the following categories:
a.	35% are time-vested equity awards that vest over two years at the rate of 50% per year;

b.	21 2/3% are performance-based equity awards based upon the performance of our stock price relative to our industry group;

c.	21 2/3% are performance-based equity awards based on our achievement of a net operating income target; and

d.	21 2/3% are performance-based equity awards based upon our achievement of corporate overhead goals.
3.	The stock price equity performance awards are calculated as follows:
a.	Determine the price performance (expressed as a percentage) of our stock and each member of the industry group listed below based on the increase or decrease in Average Stock Price (as defined below) at year end over the Average Stock Price at the end of the prior year. Price performance can be positive or negative.

b.	Average Stock Price is defined as the average of the closing stock price during the 50-day period ending on the last day of the year.

c.	Rank us and each industry group company in order of price performance percentage.

d.	Determine the award multiplier applicable to us based on our rank within the industry group. The award is determined by interpolation assuming the award for achieving the highest price performance would be 43 1/3%, the award for median price performance would be 21 2/3% and the award for achieving the lowest price performance would be 0%.
4.	The net operating income equity performance awards are calculated based upon the following criteria:

NOI Result	Impact on NOI Equity Performance Awards
If actual NOI is below 90% of target NOI	no payout of the NOI equity performance target award

If actual NOI is between 90% and 100% of target NOI	reduce the NOI equity performance target award pro rata, with no reduction at 100% of target NOI and a 100% reduction at 90% of target NOI

If actual NOI equals 100% of target NOI	pay 100% of NOI equity performance target award

If actual NOI exceeds 100% of target NOI	increase the NOI equity performance target award by 16% of actual NOI in excess of 100% of NOI target

5.	The corporate overhead equity performance awards are calculated based upon the following criteria:

Corporate Overhead Result	Impact on Corporate Overhead
Equity Performance Awards
If actual corporate overhead is less than budgeted overhead	increase the corporate overhead equity performance target award by 16% of any amount under budget

If actual corporate overhead exceeds budgeted overhead by 5% or less	reduce the corporate overhead equity performance target award pro rata, with no reduction at 100% of budgeted overhead and a 15% reduction at 105% of budgeted overhead

If actual corporate overhead exceeds budgeted overhead by more than 5% of budgeted overhead but not more than 10% of budgeted overhead	reduce the corporate overhead equity performance target award pro rata, with a 15% reduction at 105% of budgeted overhead and a 25% reduction at 110% of budgeted overhead

If actual corporate overhead exceeds budgeted overhead by more than 10% of budgeted overhead	reduce the corporate overhead equity performance target award by 40%
2009 Performance Measures under the New Executive Incentive Plan
There are four performance metrics under the New Executive Incentive Plan: a) net operating income for our continuing operations hotels, b) market penetration, c) corporate overhead, and d) performance of our common stock versus an industry group of publicly traded companies.
For 2009, the Compensation Committee established the net operating income target for our continuing operations hotels at $49.2 million. The Compensation Committee believes that net operating income is an important indicator of hotel performance and is widely used in the industry. We did not achieve the level of net operating income necessary to earn the cash or equity awards for this component.
The second performance metric is market penetration. The Compensation Committee believes that market penetration (which compares each of our hotels’ performance with their direct local competitors) is an important metric in evaluating our performance. This is particularly true given the severe economic recession in 2009. During this period, it became extremely difficult to predict net operating income, given the sharp decline in travel and the uncertainty as to when the economy would recover. However, market penetration measures how well our hotels are competing with other hotels in their local markets. Management uses this metric to track the performance of our hotels and the Compensation Committee believed the NEOs should be rewarded if superior market penetration was achieved. For 2009, we achieved market penetration at a rate of 103%, which exceeded the minimum 100% market penetration necessary to earn a cash incentive award under this performance metric.
The third performance metric is corporate overhead. As we have become smaller due to the substantial number of hotels sold in the past several years, the Compensation Committee wanted to incentivize management to continue reducing corporate overhead. Accordingly, the Compensation Committee established the 2009 corporate overhead target at $13.1 million and designed the New Executive Incentive Plan such that participants would earn additional incentive compensation if the 2009 actual corporate overhead was less than target. Conversely, participants earn less incentive compensation if our actual corporate overhead is greater than the target. Actual corporate overhead for 2009 (after adjustment for extraordinary items such as severance expense as provided in the New Executive Incentive Plan) was $12 million or 9.2% less than target.
The fourth performance metric is our stock price performance compared to a pre-defined industry group. The Compensation Committee believes Lodgian’s stock price performance compared to a wide selection of hotel and hospitality-related companies is an important indicator of our performance and aligns the interests of our executive officers with stockholders.
The companies that make up Lodgian’s industry group for this aspect of the New Executive Incentive Plan are as follows:
•	Bluegreen Corp.

•	Great Wolf Resorts, Inc.

•	Interstate Hotels & Resorts, Inc.

•	Red Lion Hotels Corp.

•	Silverleaf Resorts, Inc.

•	Morgans Hotel Group Co.

•	Choice Hotels International, Inc.

•	Gaylord Entertainment Co.

•	Marriott International, Inc.

•	Orient Express Hotels, Ltd.

•	Starwood Hotels & Resorts Worldwide, Inc.

•	Vail Resorts, Inc.

•	Wyndham Worldwide Corp.

•	InterContinental Hotels Group

•	Ashford Hospitality Trust

•	Felcor Lodging Trust, Inc.

•	Diamond Rock Hospitality
The Compensation Committee worked with management and the compensation consultants to select the industry group. The industry group is made up of components of the Dow Jones U.S. Hotel Index, as well as the companies that made up the peer group for market comparisons, as described above. The Committee also considered several smaller companies that were closer to our size.
For 2009, our stock performance ranked last out of the 18 companies (including Lodgian). Accordingly, no equity awards were earned under this performance measure.
Payouts Earned for 2009 Pursuant to the New Executive Incentive Plan
Cash Awards
The Company’s actual corporate overhead was less than budgeted overhead, which would have resulted in an increase in the target cash bonus pool of 16% of the amount under budget. However, the Company did not achieve 90% of its Target NOI. Accordingly, no cash bonuses were earned under this performance metric.
The participants under the New Executive Incentive Plan did earn cash awards as we achieved a market penetration of 103%. Accordingly, participants under the New Executive Incentive Plan were entitled to share a cash bonus pool of $300,000 according to the terms of the plan.
The cash bonus earned for our NEOs are set forth below:

		2009 Actual Cash Award
Name	2009 Target Cash Award	Earned
Daniel E. Ellis	$126,500	$56,338
James A. MacLennan	140,000	62,350
Joseph F. Kelly	85,000	37,856
Donna B. Cohen	56,438	25,135
Equity Awards
The following table summarizes equity awards earned under the New Executive Incentive Plan for 2009 performance:

		Equity Award Earned by Component
			Stock Price
	2009 Target Equity		Performance versus			2009 Actual Equity
Name (1)	Award	Time-Vesting (2)	peer group	NOI	Overhead	Award Earned
Daniel E. Ellis	$116,000	$40,600	—	—	$56,467	$97,067
James A. MacLennan	126,500	44,275	—	—	61,578	105,853
Joseph F. Kelly	60,000	21,000	—	—	29,209	50,209
Donna B. Cohen	41,675	14,586	—	—	20,287	34,873

(1)	Mr. Cyrus was not a participant in the Revised Plan for fiscal 2009 and resigned on June 9, 2009.

(2)	Each participant earned 35% of his or her equity target as this portion of the plan was non-performance based.
Waiver of 2009 Cash and Equity Awards
Shortly after Mr. Ellis was promoted to President and Chief Executive Officer, he asked each participant under the New Executive Incentive Plan to waive any cash bonuses that could be earned for 2009. Mr. Ellis made this request due to the severe economic recession and the impact it was having on the Company’s financial performance. Each participant, including all of our NEOs, agreed to forgo any cash bonuses earned for 2009 at that time. Therefore, even though an incentive award was earned under the market penetration metric, no awards were paid.
Additionally, in January 2010, Mr. Ellis asked each participant under the New Executive Incentive Plan to waive entitlement to equity awards due under the plan for 2009 performance in exchange for a cash payment that was substantially less than the value of the equity award earned under the plan. Mr. Ellis believed the potential dilution to our existing shareholders would be significant if the equity awards were made in accordance with the New Executive Incentive Plan. Because the average share price for our common shares for the 50-day period ending on December 31, 2009 was $1.75 per share, we would have had to issue approximately 312,000 shares to participants to satisfy our obligation under the plan. This would have resulted in an approximate 1.4% dilution to our existing shareholders. Mr. Ellis was also concerned with the perception of awarding equity bonuses for 2009, which was one of the worst years on record in the hotel business and because Lodgian incurred substantial losses during the year.
Based upon the foregoing, Mr. Ellis asked each participant to waive their entitlement to equity awards earned in 2009 in exchange for a cash payment, which was substantially less than the grant date fair value of the earned awards. Mr. Ellis made a recommendation to the Compensation Committee as to the appropriate amount of the cash payment for each NEO based on his or her individual performance. At a meeting held in January 2010, the Compensation Committee adopted Mr. Ellis’ recommendations and also set the amount of the cash payment to Mr. Ellis in exchange for his waiver to receive the equity award that he earned in 2009. Also in January 2010, each participant under the New Executive Incentive Plan signed a waiver and release of all claims for any cash bonus award due for 2009. The release also provided for a waiver of any claims for equity awards earned for 2009 in exchange for a specified cash payment.
The table below sets forth the cash payment made to each NEO associated his or her waiver of entitlement to equity awards due under the plan for 2009 performance.

		Cash Payment Made in
	Value of Equity Award	Satisfaction of Equity
Name	Earned	Award
Daniel E. Ellis	$97,067	$35,000
James A. MacLennan	105,853	25,000
Joseph F. Kelly	50,207	20,000
Donna B. Cohen	34,873	20,000
The cash payments listed above are included in the non-equity incentive award column of the summary compensation table for 2009.
Suspension of New Executive Incentive Plan for 2010
In January 2010, based upon Mr. Ellis’ recommendation, the Compensation Committee voted to suspend the New Executive Incentive Plan for 2010. Mr. Ellis made this recommendation because of the expected execution of a merger agreement with Lone Star Funds and the fact that additional obligations to employees under the plan could result in Lone Star refusing to move forward with its acquisition of the Company for $2.50 per share or could result in Lone Star reducing its offer to a price less than $2.50 per share.
Equity Award in Connection with Promotion to CEO
On June 11, 2009, Mr. Ellis was named Chief Executive Officer. In connection with his promotion, on June 11, 2009, the Compensation Committee granted him 15,000 shares of restricted stock, which vest over a two-year period. The grant date fair value of this award is included in the stock awards column of the summary compensation table.
Other Benefits and Perquisites
Our executive officers also participate, on a voluntary basis, in our regular employee benefit programs, including group medical and dental coverage, group life insurance and group long and short-term disability insurance. In addition, executive officers receive, along with and on the same terms as other employees, certain benefits pursuant to our 401(k) plan. We match contributions made by our employees to our 401(k) plan on a dollar-for-dollar basis up to 3% of the employee’s base salary, and for the next 2% of the employee’s base salary, we match $0.50 for each dollar contributed by the employee. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the NEOs, and for the year ended December 31, 2008, no perquisite benefits that exceeded $10,000 were granted to any of our executive officers. In addition, we currently do not provide any non-qualified deferred compensation programs or defined benefit pension plans to any executive officer, including the NEOs.

Departures of Named Executive Officer During 2009
Mr. Cyrus resigned on June 9, 2009. He did not receive a severance benefit.
Regulatory Considerations
We have attempted to create compensation packages, including the Stock Incentive Plan and the New Executive Incentive Plan, that minimize federal income tax implications for individuals. However, we recognize that taxes and penalties may be imposed under several sections of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), including Sections 280G and 409A. To the extent that Section 280G of the Internal Revenue Code may impose taxes in the case of a change in control of the Company, our Compensation Committee has determined to provide an additional benefit to our President and Chief Executive Officer, Mr. Ellis, and our Chief Financial Officer, Mr. MacLennan, to gross up change in control payments for the additional amount of such taxes, if required.
Section 162(m) of the Internal Revenue Code generally limits the deduction allowable to us for compensation paid to certain individuals to $1.0 million. Qualified performance-based compensation is excluded from this limitation if certain requirements are met. Our policy is generally to preserve the federal income tax deductibility of compensation paid, to the extent feasible. Notwithstanding our policy to preserve the federal income tax deductibility of compensation payments, under certain circumstances, the Compensation Committee, in its discretion, may authorize payment, such as salary, bonuses or otherwise, that may cause an executive officer’s income to exceed the deductible limits.
We have not sought separate stockholder approval of the New Executive Incentive Plan in accordance with 162(m) because we anticipate that for the foreseeable future, no executive officer participating in the plan will have aggregate base salary and annual incentive awards of more than $1 million during any calendar year.
Role of our Executive Officers in Compensation Decisions
Prior to his resignation in June 2009, Mr. Cyrus participated in three Compensation Committee meetings and presented his recommendations concerning cash bonuses for 2008 performance and salary increases for 2009. Mr. Ellis, Mr. MacLennan and Mr. Cyrus worked together during the first quarter of 2009 to modify the Amended and Restated EIP and present the New Executive Incentive Plan to the Compensation Committee for approval.
Mr. Ellis typically attended Compensation Committee meetings and acted as secretary. Mr. MacLennan provided sensitivity, accounting and financial analysis to assist the Compensation Committee in its deliberations. In 2009, the Compensation Committee did not delegate any of its authority to anyone not on the Compensation Committee. The Compensation Committee met one time during 2009 without any participation from management.
Employment Agreements, Severance Benefits and Change in Control Provisions
We have entered into employment agreements with each of our NEOs, except for Mr. Cyrus, who was named Interim President and Chief Executive Officer on January 29, 2008 and resigned on June 9, 2009. In general, we entered into these agreements in order to ensure that the respective personnel would perform their roles for an extended period of time. In addition, we considered the critical nature of each officer’s position and our need to retain such personnel when we committed to the employment agreements.
On July 20, 2009, the Company entered into an Amended and Restated Executive Employment with Mr. Ellis, who had been promoted to the position of President and Chief Executive Officer on June 11, 2009. The July 20, 2009 employment agreement was substantially similar to Mr. Ellis’ previous employment agreement. Mr. Ellis’ employment agreement provides for a severance payment and other benefits if his employment terminates for a qualifying event or circumstance, such as being terminated without “cause” or leaving employment for “good reason” as these terms are defined in the agreement. An enhanced severance amount is payable in the event employment terminates without “cause” or if the employee leaves employment for “good reason” within 60 days before or 365 days after a change-in-control, as defined in the agreement
We entered into employment agreements with Mr. MacLennan and Ms. Cohen on March 29, 2007. The terms of both of these agreements are similar. Each agreement provides for a severance payment and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “cause” or leaving employment for “good reason” as these terms are defined in the agreements. An enhanced severance amount is payable in the event employment terminates without “cause” or if the employee leaves employment for “good reason” within 60 days before or 365 days after a change-in-control, as defined in the agreements.
We entered into a separation pay agreement with Mr. Kelly on February 29, 2008. Under this agreement, Mr. Kelly is entitled to a severance payment and other benefits if he is terminated without “cause” or resigns for “good reason,” as those terms are defined in his agreement. Mr. Kelly’s cash severance benefit is two-thirds of his annual base salary, acceleration of unvested equity compensation and reimbursement of COBRA premiums for up to eight months. He is not entitled to any enhanced severance in the event of a change-in-control.

Additional information regarding these agreements, potential incentive plan awards, a definition of key terms and quantification of benefits that would have been received by our NEOs had a termination occurred on December 31, 2009, is found under the heading “Change-in-Control and Severance Payments.”
Securities Trading Policy
Our securities trading policy states that corporate office employees and directors may not purchase or sell (or enter into any hedging transactions with respect to) our securities or the securities of any other entity at a time when such employee or director is aware of any material, non-public information about us or such other entity. All employees are also prohibited from disclosing any such material, non-public information to any other person, except on a need-to-know basis. Passing non-public information on to someone who may buy or sell securities is also prohibited. Furthermore, the employee or director must not permit any member of his or her immediate family or anyone acting on his or her behalf, or anyone to whom he or she has disclosed the information, to purchase or sell (or enter into any hedging transactions with respect to) such securities.
Moreover, each member of the Board of Directors, each executive officer and each employee working at our headquarters is prohibited from buying or selling (or entering into any hedging transactions with respect to) our securities (i) during the period from the last business day of the first, second, and third fiscal quarters through the second full trading day following the release of our quarterly earnings for that quarter; (ii) during the period beginning forty-five days before the expected release of year-end earnings through the second full trading day following the release of our year-end earnings; and (iii) just prior to and for twenty-four hours following any material press release issued by us.
In addition, all trades in our securities by directors or executive officers must be pre-approved by our general counsel or chief financial officer. Our securities trading policy does not apply to the exercise of stock options.
Limitation of Liability and Indemnification of Officers and Directors
Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Additionally, on February 4, 2009, the Board of Directors approved a form of indemnification agreement that was subsequently entered into between us and each of our directors and executive officers.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is or has been an officer or employee of Lodgian or any of our subsidiaries, and no Lodgian executive officer has served as a director or a member of the compensation committee of any company whose executive officers served as a director or a member of the Compensation Committee of Lodgian.
Compensation Policies and Practices and Risk Management
In setting compensation, our Compensation Committee considers the risks to our shareholders that may be inherent in our Company’s overall compensation program. Although a significant portion of our employees’ compensation is performance-based and “at-risk,” we believe our compensation plans are appropriately structured, based on the following elements of our compensation plans and policies:
•	Using multiple performance goals under incentive compensation plans, such as net operating income targets, corporate overhead targets, market penetration thresholds and stock price performance, which serves as a check-and-balance so as not to put inappropriate emphasis solely on one measure of our performance;

•	Setting performance goals under our annual incentive cash award plans that we believe are reasonable in light of past performance and market conditions, and also permitting the Compensation Committee to exercise certain discretion in making final award determinations so as to take into account changing market conditions, allowing our executives to focus on the long-term health of our Company rather than an “all or nothing” approach to achieving short term goals;

•	Using restricted stock for equity awards so as to encourage the growth of the company’s stock price and to recognize that restricted stock awards retain value even in a depressed market so that executives are less likely to take unreasonable risks to get, or keep, options in-the-money; and

•	The time-based vesting over two or more years for our equity awards, as well as a portion of equity based awards being conditioned upon satisfaction of performance goals, ensuring that our executives’ interests align with those of our shareholders over the long term.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Executive Compensation – Compensation Discussion and Analysis” section of this Form 10-K, required by Item 402(b) of Regulation S-K, with management. Based on its review and discussions with management regarding such section of this Form 10-K, the Compensation Committee recommended to the Board of Directors that the “Executive Compensation – Compensation Discussion and Analysis” section be included in this Form 10-K for filing with the SEC.
Submitted by,
Mark S. Oei, Chairman
Michael J. Grondahl
Stewart J. Brown
The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

2009 SUMMARY COMPENSATION TABLE
The following table sets forth certain summary information concerning the total compensation awarded to, paid to or earned by our NEOs.

					Non-Equity
					Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($) (2)	($) (4)	($) (5)	Total ($)
Daniel E. Ellis — President, Chief	2009	357,815	—	30,150	35,000	20,862	443,827
Executive Officer, General Counsel & Secretary	2008	299,039	12,000	224,218	—	16,827	552,084
	2007	275,000	120,000	128,400	—	18,167	541,567

Peter T. Cyrus — Former Interim President and Chief Executive Officer	2009	413,732	—	—	—	400	414,132
(1)	2008	657,693	—	17,360	—	800	675,853

James A. MacLennan — Executive Vice	2009	338,168	—	—	25,000	17,465	380,633
President and Chief Financial Officer	2008	324,038	12,000	236,457	—	13,597	586,092
	2007	300,000	120,000	128,400	—	14,162	562,562

	2009	195,356	—	—	20,000	8,433	223,789
Donna B. Cohen — Vice	2008	187,621	10,000	75,279	—	8,703	281,603
President and Controller	2007	175,000	45,000	38,520	—	7,892	266,412

Joseph F. Kelly — Vice President of Hotel Operations	2009	235,332	—	—	20,000	19,172	274,504
	2008	167,018	7,500	69,246	—	16,122	259,886

(1)	Mr. Cyrus resigned on June 9, 2009.

(2)	The values of all stock awards above are reported in accordance with ASC 718 and represent the grant date fair value of stock awards granted during the applicable year. See note 2 to our consolidated financial statements herein for information regarding the assumptions underlying the valuation of these awards. There was no maximum fair value for stock awards. Please see “Overview of the Revised Plan” in the Compensation Discussion & Analysis section for further discussion on plan details. Stock awards for 2007, 2008 and 2009 are described in further detail as follows:
a.	On January 26, 2007, Mr. Ellis was granted 10,000 shares of restricted stock, which were valued at $12.84 per share. These shares vested equally over three years beginning on January 26, 2008. On January 22, 2008, Mr. Ellis was granted 10,000 shares of restricted stock, which were valued at $8.90 per share. These shares vested equally over two years beginning on January 22, 2009. On February 4, 2009, Mr. Ellis was granted 51,219 shares of restricted stock, which were valued at $2.64 per share. These shares were awarded pursuant to the Lodgian, Inc. Amended and Restated Executive Incentive Plan, based upon performance in 2008, and vest over a two-year period. On June 11, 2009, Mr. Ellis was granted 15,000 shares of restricted stock, which were valued at $2.01 per share, in connection with his appointment as our President & Chief Executive Officer.

b.	On January 26, 2007, Mr. MacLennan was granted 10,000 shares of restricted stock, which were valued at $12.84 per share. These shares vested equally over three years beginning on January 26, 2008. On January 22, 2008, Mr. MacLennan was granted 10,000 shares of restricted stock, which were valued at $8.90 per share. These shares vested equally over two years beginning on January 22, 2009. On February 4, 2009, Mr. MacLennan was granted 55,855 shares of restricted stock, which were valued at $2.64 per share. These shares were awarded pursuant to the Lodgian, Inc. Amended and Restated Executive Incentive Plan, based upon performance in 2008, and vest over a two-year period.

c.	On January 26, 2007, Ms. Cohen was granted 3,000 shares of restricted stock, which were valued at $12.84 per share. These shares vested equally over three years beginning on January 26, 2008. On January 22, 2008, Ms. Cohen was granted 3,000 shares of restricted stock, which were valued at $8.90 per share. These shares vested equally over two years beginning on January 22, 2009. On February 4, 2009, Ms.

Cohen was granted 18,401 shares of restricted stock, which were valued at $2.64 per share. These shares were awarded pursuant to the Lodgian, Inc. Amended and Restated Executive Incentive Plan, based upon performance in 2008, and vest over a two-year period.

d.	On January 22, 2008, Mr. Kelly was granted 3,000 shares of restricted stock, which were valued at $8.90 per share. These shares vested equally over two years beginning on January 22, 2009. On February 4, 2009, Mr. Kelly was granted 16,116 shares of restricted stock, which were valued at $2.64 per share. These shares were awarded pursuant to the Lodgian, Inc. Amended and Restated Executive Incentive Plan, based upon performance in 2008, and vest over a two-year period.

(3)	No stock options were awarded in 2007, 2008 and 2009.

(4)	Each of our NEOs, except for Mr. Cyrus, earned a cash bonus under the New Executive Incentive Plan for 2009. However, each of our NEOs waived entitlement to their cash bonuses. Please see “Overview of the Revised Plan” in the Compensation Discussion & Analysis section for further discussion on the waiver of these cash bonuses. Each of our NEOs, with the exception of Mr. Cyrus, earned an equity award under the Executive Incentive Plan for 2009. However, each of our NEOs waived entitlement to their equity award in exchange for a cash payment which was less than the value of the equity award that was earned. These cash payments were made in January 2010. Please see “Waiver of 2009 Cash and Equity Awards” in the Compensation Discussion & Analysis section for further discussion on the waiver of these equity awards and the cash payments made in lieu of these awards.

(5)	“All Other Compensation” includes employer contributions for basic life insurance, medical, dental, and long term disability premiums paid by us on the employees’ behalf as well as 401(k) matching contributions paid by us, where applicable. All employees are treated similarly under the following plans except for the Executive LTD:

Name	401(k) Match	Medical	Dental	Exec LTD	Basic Life	Totals
Peter T. Cyrus	—	—	—	$400	—	$400
James A. MacLennan	$11,335	$4,989	—	$533	$608	$17,465
Daniel E. Ellis	$11,129	$8,546	—	$533	$654	$20,862
Donna B. Cohen	$7,913	—	—	$520	—	$8,433
Joseph F. Kelly	$9,670	$8,546	—	$533	$423	$19,172

GRANTS OF PLAN-BASED AWARDS FOR 2009
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2009 to our NEOs.

								All Other Stock
		Estimated Possible Payouts Under Non-Equity			Estimated Possible Payouts Under			Awards: Number of	Grant Date Fair
		Incentive Plan Awards (1)			Equity Incentive Plan Awards (1)			Shares of Stock or	Value of Stock and
		Threshold	Target			Target	Maximum	Units	Option Awards (3)
Name	Grant Date	($)	($)	Maximum ($)	Threshold ($)	($)	($)	(#) (2)	($)
Peter T. Cyrus	—	—	—	—	—	—	—	—	—
Daniel E. Ellis	—	—	126,500	—	55,680	116,000	—		97,067
	2/4/2009							51,219	135,218
	6/11/2009							15,000	30,150
James A. MacLennan		—	140,000	—	60,720	126,500	—		105,853
	2/4/2009							55,855	147,457
Donna B. Cohen		—	56,438	—	20,004	41,675			34,873
	2/4/2009							18,401	48,579
Joseph F. Kelly		—	85,000	—	17,520	60,000	—		50,207
	2/4/2009							16,116	42,546

(1)	Participants under the New Executive Incentive Plan had an opportunity to earn both cash and equity incentive awards. Cash awards were dependent upon our performance versus predefined net operating income, market penetration and corporate overhead goals. There was no minimum or threshold cash amount payable because we must have achieved 90% of our target net operating income or certain predefined market penetration goals for cash awards to be earned. There was also no maximum cash amount payable. Participants may have also earned equity awards, the amount of which was dependent upon the same net operating income and corporate overhead goals as set forth above relating to incentive cash compensation. Additionally, the amount of equity incentive compensation depended upon our stock price performance versus an industry group of companies. The threshold amount of each participant’s equity award was 35% of target. This represents the portion of the equity award that was earned solely based on remaining employed through the date when awards were made under the plan. Each of our NEOs, with the exception of Mr. Cyrus, earned an equity award under the Executive Incentive Plan for 2009. However, each of our NEOs waived entitlement to their equity award in exchange for a cash payment which was less than the value of the equity award that was earned. These cash payments were made in January 2010. Please see “Waiver of 2009 Cash and Equity Awards” in the Compensation Discussion and Analysis section for further discussion on the waiver of these equity awards and the cash payments made in lieu of these awards. Stock awards made pursuant to the New Executive Incentive Plan had a two year vesting period.

(2)	On February 2, 2009, the Compensation Committee reviewed our 2008 performance in accordance with the plan’s guidelines and determined that each NEO participating in the plan as of December 31, 2008 was entitled to an equity award valued as follows.

a. Daniel E. Ellis — $135,218

b. James A. MacLennan — $147,457

c. Donna B. Cohen — $48,579

d. Joseph F. Kelly — $42,546

These shares were granted on February 4, 2009. In addition, Mr. Ellis received a restricted stock grant of 15,000 shares on June 11, 2009 in connection with his appointment as our President & Chief Executive Officer. The grant date fair value of these shares was based upon the closing price of Lodgian’s common stock on the date of grant, which was $2.01 per share.

(3)	The grant date fair value of the restricted stock awards made on February 4, 2009 was determined by multiplying the number of shares granted by $2.64, which was the closing price of our common stock on that date.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 with respect to our NEOs.

	Option Awards
			Equity Incentive
			Plan Awards; Number			Stock Awards
	Number of	Number of	of Securities			Number of
	Securities	Securities	Underlying			Shares or	Market Value of
	Underlying	Underlying	Unexercised			Units of	Shares or Units of
	Unexercised Options	Unexercised Options	Unearned Options	Option Exercise	Option Expiration	Stock That	Stock That Have Not
Name	(#) Exercisable	(#) Unexercisable	(#)	Price ($)	Date	Have Not Vested (#)	Vested ($)(5)
Peter T. Cyrus	—	—	—	—	—	—	—
Daniel E. Ellis (1)	8,333	—	—	15.21	9/5/2013	—	—
	27,500	—	—	10.52	6/25/2014	—	—
	27,500	—	—	9.05	5/9/2015	—	—
	—	—	—	—	—	74,553	110,338

James A. MacLennan (2)	—	—	—	—	—	64,189	95,000

Donna B. Cohen (3)	5,000	—	—	10.31	9/26/2015	—	—
						20,901	30,933
Joseph F. Kelly (4)	833	—	—	15.21	9/5/2013
	834			10.52	6/25/2014
	1,666			9.05	5/9/2015
						17,866	26,442

(1)	The exercise price of all of Mr. Ellis’ options was above the closing price of our common stock on December 31, 2009, which was $1.48 per share. On January 26, 2007, Mr. Ellis was granted 10,000 shares of restricted stock. One third of these shares vested on January 26, 2008 and an additional one-third vested on January 26, 2009. On January 22, 2008, Mr. Ellis was granted an additional 10,000 shares of restricted stock vesting over a two year period and one-half of these shares vested on January 22, 2009. Additionally, Mr. Ellis was granted 51,219 shares of restricted stock on February 4, 2009. None of these shares had vested as of December 31, 2009. Mr. Ellis was also granted 15,000 shares of restricted stock on June 11, 2009 in connection with his appointment as President and Chief Executive Officer. None of these shares had vested as of December 31, 2009.

(2)	On January 26, 2007, Mr. MacLennan was granted 10,000 shares of restricted stock. One third of these shares vested on January 26, 2008 and an additional one-third vested on January 26, 2009. On January 22, 2008, Mr. MacLennan was granted an additional 10,000 shares of restricted stock vesting over a two year period and one-half of these shares vested on January 22, 2009. Additionally, Mr. MacLennan was granted 55,855 shares of restricted stock on February 4, 2009. None of these shares had vested as of December 31, 2009.

(3)	The exercise price of Ms. Cohen’s options was above the closing price of our common stock on December 31, 2009, which was $1.48 per share. On January 26, 2007, Ms. Cohen was granted 3,000 shares of restricted stock. One third of these shares vested on January 26, 2008 and an additional one-third vested on January 26, 2009. On January 22, 2008, Ms. Cohen was granted an additional 3,000 shares of restricted stock vesting over a two year period and one-half of these shares vested on January 22, 2009. Additionally, Ms. Cohen was granted 18,401 shares of restricted stock on February 4, 2009. None of these shares had vested as of December 31, 2009.

(4)	The exercise price of all of Mr. Kelly’s options was above the closing price of our common stock on December 31, 2009, which was $1.48 per share. On March 30, 2007, Mr. Kelly was granted 750 shares of restricted stock. One third of these shares vested on March 30, 2008 and an additional one-third vested on March 30, 2009. On January 22, 2008, Mr. Kelly was granted an additional 3,000 shares of restricted stock vesting over a two year period and one-half of these shares vested on January 22, 2009. Additionally, Mr. Kelly was granted 16,116 shares of restricted stock on February 4, 2009. None of these shares had vested as of December 31, 2009.

(5)	The market value of all unvested stock awards reported in the table above was derived by multiplying the number of unvested shares by the closing price of our common stock on December 31, 2009, which was $1.48 per share.

OPTION EXERCISES AND STOCK VESTED IN 2009
The following table sets forth certain information with respect to stock that vested during the fiscal year ended December 31, 2009 with respect to our NEOs. No options were exercised by the NEOs in 2009.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)	(#)	Vesting ($)
Peter T. Cyrus (1)	—	—	666	1,585

Daniel E. Ellis (2)	—	—	8,333	16,649

James A. MacLennan (3)	—	—	20,000	36,717

Donna B. Cohen (4)	—	—	2,500	4,995

Joseph F. Kelly (5)	—	—	1,750	3,705

(1)	Mr. Cyrus vested in 666 shares of restricted stock on February 12, 2009. The closing price of our common stock on the vesting date was $2.38 per share.

(2)	Mr. Ellis vested in 5,000 shares of restricted stock on January 22, 2009. The closing price of our common stock on the vesting date was $2.05 per share. Mr. Ellis also vested in 3,333 shares of restricted stock on January 26, 2009. The closing price of our common stock on the vesting date was $1.92 per share.

(3)	Mr. MacLennan vested in 11,667 shares of restricted stock on March 1, 2009. The closing price of our common stock on the vesting date was $1.72 per share. Mr. MacLennan also vested in 5,000 shares of restricted stock on January 22, 2009. The closing price of our common stock on the vesting date was $2.05 per share. Mr. MacLennan also vested in 3,333 shares of restricted stock on January 26, 2009. The closing price of our common stock on the vesting date was $1.92 per share.

(4)	Ms. Cohen vested in 1,500 shares of restricted stock on January 22, 2009. The closing price of our common stock on the vesting date was $2.05 per share. Ms. Cohen also vested in 1,000 shares of restricted stock on January 26, 2009. The closing price of our common stock on the vesting date was $1.92 per share.

(5)	Mr. Kelly vested in 1,500 shares of restricted stock on January 22, 2009. The closing price of our common stock on the vesting date was $2.05 per share. Mr. Kelly also vested in 250 shares of restricted stock on March 30, 2009. The closing price of our common stock on the vesting date was $2.52 per share.

Change-in-Control and Severance Payments
Each of our NEO’s is a party to an employment agreement with us. Each of these agreements contains certain key definitions, which are as follows:
     “Cause” means:
•	Willful refusal to follow the lawful direction of the CEO and/or the person to whom the employee reports or the employee’s material failure to perform his/her duties (other than by reason of disability) in either case, only after the employee has been given written notice by the CEO and/or the person to whom the employee reports detailing the directives the employee has refused to follow or the duties the employee has failed to perform and been given at least thirty (30) days to cure;

•	Material and willful failure to comply with our policies as applied to employees, only after the employee has been given written notice by the CEO and/or the person to whom the employee reports detailing the policies with which the employee failed to comply and been given at least thirty (30) days to cure;

•	Engaging in any of the following conduct:
1.	an act of fraud or dishonesty that materially harms us or our affiliates;

2.	a felony or any violation of any federal or state securities law or the employee being enjoined from violating any federal or state securities law or being determined to have violated any such law;

3.	gross negligence in connection with any of our properties or activities and our subsidiaries and affiliates, and successors;

4.	repeated and intemperate use of alcohol or illegal drugs after written notice from the CEO and/or the person to whom the employee reports;

5.	material breach of any of the employee’s obligations under the agreement (other than by reason of physical or mental illness, injury or condition), but only after the employee has been given written notice of the breach by the CEO and/or the person to whom the employee reports and has been given at least thirty (30) days to cure;

6.	becoming barred or prohibited by the SEC from holding the employee’s position with us.
     “Good Reason” shall exist if:
•	We, without the employee’s written consent,
1.	take any action which results in the material reduction of the employee’s then current duties or responsibilities;

2.	reduce the benefits to which the employee is entitled to on the effective date of the agreement, unless a similar reduction is made for other executive employees;

3.	commit a material breach of the agreement; or

4.	require the employee to relocate more than fifty (50) miles from the location of our home office on the effective date of the agreement (with the exception of Mr. Kelly, who would be required to relocate more than fifty (50) miles from the location of where he provides services to us on the effective date of his employment agreement).
In order for a resignation for “Good Reason” to become effective, the following must occur:
•	the employee must provide written notice to us of such action and provide us with thirty (30) days to remedy such action (the “Cure Period”);

•	we fail to remedy such action within the Cure Period; and

•	the employee must resign within ten (10) days of the expiration of the Cure Period.
Good Reason shall not include any isolated, insubstantial or inadvertent action that:
•	is not taken in bad faith; and

•	is remedied by the company within the Cure Period.
For Mr. MacLennan only, our loss of status as a company obligated to file periodic reports under the Securities Exchange Act of 1934 shall also constitute “Good Reason” in the event of a change-in-control of the company.
“Change-in-Control” means the first of the following to occur after the date of the employment agreement:
•	when, any person (other than the company, any subsidiary of the company, any employee benefit plan of the company or any subsidiary of the company, or any person or entity organized, appointed or established by the company or any subsidiary of the company for or pursuant to the terms of any such plan), alone or together with its affiliates or associates, shall become the beneficial owner of 40 percent or more of the then outstanding shares of common stock or the combined voting power of the company;

•	when, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the company, and any new director (other than a director who is a representative or nominee of an acquiring person) whose election by the Board of Directors or nomination for election by the company’s stockholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board of Directors;

•	the consummation of a merger or consolidation of the company with any other corporation, other than a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent of such surviving entity) at least a majority of the combined voting power of the company, such surviving entity, or the parent of such surviving entity outstanding immediately after such merger or consolidation;

•	the consummation of a plan of reorganization (other than a reorganization under the United States Bankruptcy Code) or complete liquidation of the company or an agreement for the sale or disposition by the company of all or substantially all of the company’s assets, other than a sale of all or substantially all of the company’s assets to a transferee, the majority of whose voting securities are held by the company; or

•	when the stockholders of the company approve an agreement for the sale or disposition by the company of all of substantially all or the company’s assets in a transaction or series of transactions to an entity that is not owned, directly or indirectly, by the company’s common stock stockholders in substantially the same proportions as the owners of the company’s common stock before such transaction or series of transactions.

TERMINATION OR CHANGE-IN-CONTROL PAYMENTS
The following table shows the payments upon termination or change-in-control that each of our NEOs (other than Mr. Cyrus) would have received had a termination occurred on December 31, 2009 under each of the following scenarios:

		Before	After
		Change-in-Control	Change–in-Control
		Termination w/o	Termination w/o
		Cause or for Good	Cause or for Good	Voluntary
Name	Benefit	Reason	Reason	Termination	Death	Disability	Change-in-Control

Daniel E. Ellis	Severance
	Payable Under
	Employment
	Agreement (1)	550,006	1,100,012	—	550,006	550,006	—
	Acceleration of
	Stock Vesting (2)	110,338	110,338	—	110,338	110,338	110,338
	Benefit Plans (3)	13,998	27,996	—	13,998	13,998
	Bonus Award under
	Revised EIP(4)	242,500	—	—	242,500	242,500
	Excise Tax Gross Up	—	425,904	—	—	—	—

James A. MacLennan	Severance
	Payable Under
	Employment
	Agreement (5)	$488,006	$976,012	—	$488,006	$488,006	—
	Acceleration of
	Stock Vesting (6)	95,000	95,000	—	95,000	95,000	95,000
	Benefit Plans (7)	8,481	16,962	—	8,481	8,481	—
	Bonus Award
	under Revised
	EIP(8)	266,500	—	—	266,500	266,500	—
	Excise Tax
	Gross Up	—	—	—	—	—	—

Donna B. Cohen	Severance
	Payable Under
	Employment
	Agreement (9)	122,824	245,647	—	122,824	122,824	—
	Acceleration of
	Stock Vesting (10)	30,933	30,933	—	30,933	30,933	30,933
	Benefit Plans (11)	—	—	—	—	—	—
	Bonus Award
	under Revised
	EIP(12)	98,113	—	—	98,113	98,113	—
	Excise Tax
	Gross Up	—	—	—	—	—	—

Joseph F. Kelly	Severance
	Payable Under
	Employment
	Agreement (13)	156,667	156,667	—	156,667	156,667	—
	Acceleration of
	Stock Vesting (14)	26,442	26,442	—	26,442	26,442	26,442
	Benefit Plans (15)	8,785	8,785	—	8,785	8,785	—
	Bonus Award
	under Revised
	EIP(16)	145,000	145,000	—	145,000	145,000	—
	Excise Tax Gross Up	—	—	—	—	—	—

1.	Mr. Ellis’ severance benefit under his employment agreement equals his annual base salary plus $150,006. His severance benefit is doubled in the event his employment terminates in connection with a change-in-control.

2.	Assumes acceleration of all unvested equity awards based upon the closing price of our common stock on December 31, 2009.

3.	Mr. Ellis is entitled to reimbursement of COBRA premiums for 12 months, except in the case of a termination associated with a change-in-control, in which case he is entitled to reimbursement of COBRA premiums for 24 months.

4.	Assumes cash and equity target awards are paid pursuant to the New Executive Incentive Plan as actual awards are not calculable as of December 31, 2009. On January 6, 2010, Mr. Ellis signed a release waiving his entitlement to his cash bonus earned under the New Executive Incentive Plan for 2009. Additionally, on January 4, 2010, the Compensation Committee voted to offer Mr. Ellis $35,000 in exchange for equity awards he earned under the New Executive Incentive Plan for 2009. Mr. Ellis signed this release on January 6, 2010. The value of the equity award waived by Mr. Ellis was ultimately determined to be $97,067.

5.	Mr. MacLennan’s severance benefit under his employment agreement equals his annual base salary plus $150,006. His severance benefit is doubled in the event his employment terminates in connection with a change-in-control.

6.	Assumes acceleration of all unvested equity awards based upon the closing price of our common stock on December 31, 2009.

7.	Mr. MacLennan is entitled to reimbursement of COBRA premiums for 12 months, except in the case of a termination associated with a change-in-control, in which case he is entitled to reimbursement of COBRA premiums for 24 months.

8.	Assumes cash and equity target awards are paid pursuant to the New Executive Incentive Plan as actual awards are not calculable as of December 31, 2009. On January 5, 2010, Mr. MacLennan signed a release waiving his entitlement to his cash bonus earned under the New Executive Incentive Plan for 2009. Additionally, on January 4, 2010, the Compensation Committee voted to offer Mr. MacLennan $25,000 in exchange for equity awards he earned under the New Executive Incentive Plan for 2009. Mr. MacLennan signed this release on January 5, 2010. The value of the equity award waived by Mr. MacLennan was ultimately determined to be $105,853.

9.	Ms. Cohen’s severance benefit under her employment agreement equals 50% of her annual base salary plus $25,001. Her severance benefit is doubled in the event her employment terminates in connection with a change-in-control.

10.	Assumes acceleration of all unvested equity awards based upon the closing price of our common stock on December 31, 2009.

11.	Ms. Cohen is entitled to reimbursement of COBRA premiums for 6 months, except in the case of a termination associated with a change-in-control, in which case she is entitled to reimbursement of COBRA for 12 months. However, no amounts are shown in this row for Ms. Cohen as she does not currently participate in the Company’s medical or dental plan.

12.	Assumes cash and equity target awards are paid pursuant to the New Executive Incentive Plan as actual awards are not calculable as of December 31, 2009. On January 6, 2010, Mr. Cohen signed a release waiving her entitlement to his cash bonus earned under the New Executive Incentive Plan for 2009. Additionally, on January 4, 2010, the Compensation Committee voted to offer Ms. Cohen $20,000 in exchange for equity awards she earned under the New Executive Incentive Plan for 2009. Mr. Cohen signed this release on January 6, 2010. The value of the equity award waived by Ms. Cohen was ultimately determined to be $34,873.

13.	Mr. Kelly’s severance benefit under his employment agreement equals two-thirds of his annual base salary.

14.	Assumes acceleration of all unvested equity awards based upon the closing price of our common stock on December 31, 2009.

15.	Mr. Kelly is entitled to reimbursement of COBRA premiums for 8 months.

16.	Assumes cash and equity target awards are paid pursuant to the New Executive Incentive Plan as actual awards are not calculable as of December 31, 2009. On January 6, 2010, Mr. Kelly signed a release waiving his entitlement to his cash bonus earned under the New Executive Incentive Plan for 2009. Additionally, on January 4, 2010, the Compensation Committee voted to offer Mr. Kelly $20,000 in exchange for equity awards he earned under the New Executive Incentive Plan for 2009. Mr. Kelly signed this release on January 6, 2010. The value of the equity award waived by Mr. Kelly was ultimately determined to be $50,207.
Departures of Named Executive Officers During 2009
Mr. Cyrus resigned on June 9, 2009 and did not receive a severance benefit.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as otherwise indicated below, the following table sets forth certain information regarding ownership of our common stock as of March 1, 2010, by (i) each person known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) each member of the Board of Directors, (iii) each of the “named executive officers” (as defined in Item 402(a)(3) of Regulation S-K), and (iv) all directors and executive officers as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

	Common Stock Beneficially Owned
Name	Number of Shares (1)	Percentage of Class (1)
Key Colony Fund, LP (2)	3,022,353	14.0
Oaktree Capital Management, LP (3)	2,788,864	12.9
Donald Smith & Co., Inc. (4)	2,169,672	10.0
United Capital Corp. (5)	2,129,798	9.8
Dimensional Fund Advisors, LP (6)	2,034,983	9.4
BRE/HY Funding LLC (7)	1,326,909	6.1
W. Blair Allen (8)	48,500	*
John W. Allison (9)	68,100	*
Stewart J. Brown (10)	28,800	*
Donna B. Cohen (11)	27,318	*
Peter T. Cyrus (12)	—	*
Daniel E. Ellis (13)	131,442	*
Paul J. Garity (14)	8,000	*
Michael J. Grondahl (15)	13,000	*
Joseph F. Kelly (16)	17,057	*
Alex R. Lieblong (2)	3,022,353	14.0
James A. MacLennan	81,398	*
Mark S. Oei (3)	2,788,864	12.9
All directors and executive officers as a group (12 persons) (17)	6,234,834	28.8

*	Less than one percent.

(1)	Ownership percentages are based on 21,631,958 shares of common stock outstanding as of March 1, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares and includes any security that such person or persons has or have the right to acquire within 60 days of March 1, 2010. Unless otherwise indicated, the address for each person listed in the table is our principal office.

(2)	Based solely on information obtained from Amendment No. 3 to Schedule 13D for Key Colony Fund, LP, Key Colony Management, LLC, Lieblong & Associates, Inc., Alex R. Lieblong and Michael J. Grondahl filed with the SEC on January 25, 2010. As a condition to Purchaser and Merger Sub entering into the Merger Agreement, concurrently with the execution of the Merger Agreement, Key Colony Fund LP entered into a Voting Agreement (the “Key Colony Voting Agreement”) with Purchaser and Merger Sub. Pursuant to the Key Colony Voting Agreement, Key Colony Fund LP agreed, among other things, to vote its shares of common stock to adopt, approve and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and against any action or agreement that would impede or delay the Merger. The shares of common stock include 3,004,853 shares owned by Key Colony Fund, LP, 8,500 shares owned by Lieblong & Associates, Inc., and 9,000 shares held directly by Alex R. Lieblong. Key Colony Management, LLC, Lieblong & Associates, Inc. and Alex R. Lieblong are affiliated with Key Colony Fund, LP but disclaim beneficial ownership of any shares not directly owned. Mr. Lieblong is a director of Lodgian. The business address for Key Colony Fund, LP and Alex R. Lieblong is 10825 Financial Centre Parkway, Suite 100, Little Rock, AR 72211.

(3)	Based solely on information obtained from Amendment No. 6 to Schedule 13 D/A filed with the SEC on January 26, 2010. As a condition to Purchaser and Merger Sub entering into the Merger Agreement, concurrently with the execution of the Merger Agreement, OCM Fund II, OCM Fund III and OCM Fund IIIA (collectively, the “OCM Funds”) entered into a Voting Agreement (the “OCM Voting Agreement”) with Purchaser and Merger Sub. Pursuant to the OCM Voting Agreement, the OCM Funds have agreed, among other things, to vote their shares of common stock to adopt, approve and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger

Agreement and against any action or agreement that would impede or delay the Merger. The shares of common stock include 2,512,726 shares owned by OCM Real Estate Opportunities Fund II, L.P., which we refer to Form 10-K as (“OCM Fund II”), 267,855 shares owned by OCM Real Estate Opportunities Fund III, L.P., which we refer to this Form 10-K as (“OCM Fund III”) and 8,283 shares owned by OCM Real Estate Opportunities Fund IIIA, L.P., which we refer to this Form 10-K as (“OCM Fund IIIA”). Oaktree is (x) the general partner of OCM Fund II and (y) the managing member of OCM Real Estate Opportunities Fund III GP, LLC, which is the general partner of OCM Fund III and OCM Fund IIIA. Accordingly, Oaktree may be deemed to beneficially own the shares of common stock owned by OCM Fund II, OCM Fund III and OCM Fund IIIA. Oaktree disclaims any such beneficial ownership. Mr. Oei is a Managing Director of Oaktree Capital Management, LP. The business address for Oaktree and Mr. Oei is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)	Based solely on information obtained from an Amendment No. 1 to Schedule 13G filed with the SEC on January 5, 2010. The business address of Donald Smith & Co., Inc. is 152 W. 57th Street, 22nd Floor, New York, NY 10019.

(5)	Based solely on information obtained from a Schedule 13D filed with the SEC on January 22, 2009. The business address of United Capital Corp. is 9 Park Place, Great Neck, NY 11021.

(6)	Based solely on information obtained from a Schedule 13G/A filed with the SEC on February 8, 2010. The business address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401.

(7)	Based solely on information obtained from a Schedule 13D/A filed with the SEC on June 29, 2004. The business address of BRE/HY Funding LLC is 345 Park Avenue, 31st Floor, New York, NY 10154.

(8)	Mr. Allen’s business address is P.O. Box 29, Little Rock, AR 72203.

(9)	Mr. Allison’s business address is P.O. Box 1089, Little Rock, AR 72033.

(10)	This number includes 5,000 shares subject to exercisable options held by Mr. Brown. Mr. Brown’s business address is c/o Booz Allen Hamilton, 8251 Greensboro Drive, McLean, VA 22101.

(11)	This number includes 5,000 shares subject to exercisable options held by Ms. Cohen.

(12)	Mr. Cyrus resigned as our Interim President and Chief Executive Officer on June 9, 2009. The Company is unaware of any shares held by Mr. Cyrus.

(13)	This number includes 50,000 shares subject to exercisable options.

(14)	Mr. Garity’s business address is Real Estate Consulting Solutions, Inc., 880 Apollo Street, El Segundo, CA 90245.

(15)	Mr. Grondahl’s business address is 45 South 7th Street, Suite 2000, Minneapolis, MN 55402.

(16)	This number includes 2,500 shares subject to exercisable options.

(17)	This number includes 62,500 shares of common stock subject to exercisable options.
Equity Compensation Plan Information
The tables below summarize certain information with respect to our equity compensation plan as of December 31, 2009:

	Number of securities to be		Weighted-average exercise	Number of securities remaining available
	issued upon exercise of		price of outstanding options,	for future issuance under equity
	outstanding options, warrants		warrants and rights	compensation plans (excluding securities
	and rights (1)			reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	168,245	(1)	10.65	2,234,858	(2)
Equity compensations plans not approved by security holders	—		—	—

(1)	All of these awards have been granted under the Stock Incentive Plan.

(2)	After taking into account the outstanding options, the exercised options and the shares of nonvested common stock, we have 2,234,858 shares of common stock available for grant under the Stock Incentive Plan.
On November 25, 2002, we adopted a stock incentive plan (“Stock Incentive Plan”) which replaced the stock option plan previously in place. The Stock Incentive Plan, prior to the completion of the secondary stock offering on June 25, 2004, authorized us to award our directors, officers, or other key employees or consultants as determined by a committee appointed by the Board of Directors, options to acquire and other equity incentives up to 353,333 shares of common stock. With the completion of the secondary stock offering on June 25, 2004, the total number of shares available for issuance under our stock incentive plan increased to 3,301,058 shares. As of December 31, 2009, we have issued options to acquire 981,332 shares (544,167 of which were forfeited), 12,413 shares of restricted stock (of which 4,719 shares were withheld to satisfy tax obligations), 66,666 shares of restricted stock units (of which 21,633 were withheld to satisfy tax obligations) and 672,069 shares of nonvested stock (of which 55,912 shares were forfeited and 39,849 of which were withheld to satisfy tax obligations).
Awards made during 2009 pursuant to the Stock Incentive Plan are summarized below:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2008	2,499,921
Nonvested stock issued February 4, 2009	(286,503)
Nonvested stock issued February 12, 2009	(20,000)
Nonvested stock issued June 11, 2009	(15,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	21,603
Nonvested shares forfeited in 2009	28,171
Stock options forfeited in 2009	6,666

Available for issuance, December 31, 2009	2,234,858

Change in Control
On January 22, 2010, Lodgian, LSREF Lodging Investments, LLC, (“Purchaser”), and LSREF Lodging Merger Co., Inc., an affiliate of Purchaser (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Lodgian, with Lodgian being the surviving corporation and continuing its separate existence under the laws of the State of Delaware (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Lodgian, other than any shares owned by Purchaser or Merger Sub, by Lodgian as treasury stock, or by any stockholders who are entitled to, and who properly exercise appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $2.50 in cash, without interest. The consummation of the Merger is subject to various customary conditions, including the approval of Lodgian’s stockholders. This Merger, if consummated, will result in a change in control of Lodgian. To our knowledge, no shares of Lodgian’s common stock are pledged as security.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons, Promoters And Certain Control Persons

Our Policy on Business Ethics addresses any conflicts of interests on the part of any employees or directors that might cast doubt on an employee’s or director’s ability to act objectively. In addition to setting guidelines, the Policy on Business Ethics provides that each potential conflict of interest will be reviewed and the final decision as to the existence of a conflict made by our chief executive officer. Further, all related party transactions involving our directors or executive officers are reviewed by the Audit Committee, in accordance with the AMEX corporate governance rules.
In 2007, our Board of Directors adopted a written Statement of Policy with Respect to Related Party Transactions that governs transactions between the Company and (i) a senior officer or director of the Company, (ii) a stockholder owning in excess of 5% of the Company, (iii) a person who is an immediate family member of a senior officer or director, or (iv) an entity which is owned or controlled by someone listed in clauses (i), (ii) or (iii) above, or an entity in which someone listed in clauses (i), (ii), or (iii) above has a substantial ownership interest or control of such entity. Under this Statement of Policy, (i) the Audit Committee must approve or ratify a related party transaction and must determine that the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, or (ii) the related party transaction must be approved by the disinterested members of the Board of Directors, and (iii) if the related party transaction involves compensation, it must be approved by the Compensation Committee. The Statement of Policy also provides that, where a significant opportunity is presented to our management or a member of the Board of Directors that may equally be available to us, before such opportunity may be consummated, such opportunity must be presented to the Board of Directors for consideration.
No reportable transactions occurred in 2009.
Board of Directors and Committees
Our Board of Directors currently consists of eight directors, all of whom, other than Mr. Ellis, are “independent” as defined under the corporate governance rules of NYSE Alternext US LLC (“AMEX”). Mr. Ellis is not independent because he is currently an employee of the Company as its President, Chief Executive Officer, General Counsel and Secretary. Mr. Cyrus, our former Interim President and Chief Executive Officer, was a member of our Board of Directors during 2009 until his resignation on June 9, 2009.
In addition to evaluating whether each Board member satisfies the independence standards of AMEX, the Board also considered certain relationships and other arrangements. In determining the independence of Mr. Oei, the Board of Directors considered the fact that he is an employee of Oaktree Capital Management, LLC, a stockholder of Lodgian. In determining the independence of Mr. Lieblong, the Board of Directors considered the fact that he is the principal of Key Colony Fund, LP, a stockholder of Lodgian. In determining the independence of Mr. Grondahl, the Board of Directors considered the fact that Mr. Grondahl was employed by Key Colony Management, LLC, an affiliate of Key Colony Fund, LP, and worked for Mr. Lieblong until May of 2009. Additionally, the Board has considered the fact that Mr. Lieblong and Mr. Allison serve on the board of directors of Home Bancshares, a publically traded bank holding company based in Little Rock, Arkansas. The Board has determined that such board service does not affect the independence of Mr. Allison or Mr. Lieblong in connection with matters related to Lodgian. All of these relationships were disclosed to the Board of Directors, and the Board found that such relationships did not impair the independence of any of these individuals.
During 2009, the Board of Directors maintained four standing committees: the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating Committee. Each of the members of the Audit, Compensation and Nominating Committees is independent under AMEX rules.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed or expected to be billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2009 and for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q for the respective years total $777,600 and $757,035 respectively.
Audit-Related Fees
Deloitte & Touche LLP provided other audit-related services for assurance and related services during the fiscal years ended December 31, 2008 and 2009. The aggregate fees billed or expected to be billed for these services total $75,600 and $35,000 respectively.
Tax Fees
Deloitte & Touche LLP did not provide any tax services during 2008 or 2009.
All Other Fees

There were no other fees billed by Deloitte & Touche LLP for any other services for the fiscal years ended December 31, 2008 and 2009.
Audit Committee Approval
All fees paid to Deloitte & Touche LLP in 2009 and all services performed were approved by the Audit Committee in accordance with the Audit Committee’s Charter.
Consideration of Non-Audit Services Provided by the Independent Auditors
The Audit Committee has pre-approved authority for all non-audit services provided by our independent auditors, but only to the extent that the non-audit services are not prohibited under applicable law and the Audit Committee reasonably determines that the non-audit services do not impair the independence of the independent auditors.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

LODGIAN, INC.
By:	/s/ Daniel E. Ellis
Daniel E. Ellis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 16, 2010.

SIGNATURE	TITLE

/s/ Daniel E. Ellis	President and Chief Executive Officer
Daniel E. Ellis	(Principal Executive Officer)

/s/ James A. MacLennan	Executive Vice President and Chief Financial Officer
James A. MacLennan	(Principal Financial and Principal Accounting Officer)

/s/ Stewart J. Brown	Chairman of the Board of Directors
Stewart J. Brown

/s/ W. Blair Allen	Director
W. Blair Allen

/s/ John W. Allison	Director
John W. Allison

/s/ Paul J. Garity	Director
Paul J. Garity

/s/ Michael J. Grondahl	Director
Michael J. Grondahl

/s/ Alex R. Lieblong	Director
Alex R. Lieblong

/s/ Mark S. Oei	Director
Mark S. Oei

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lodgian, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Lodgian, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, total equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Lodgian, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has been unable to refinance approximately $101.2 million of its debt on a long-term basis which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board FASB ASC 810, “Consolidation” (formerly referenced as SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51”) on January 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2010

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,2009	December 31, 2008
	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,446	$20,454
Cash, restricted	11,395	8,179
Accounts receivable (net of allowances: 2009 - $208; 2008 - $263)	4,786	7,115
Inventories	2,936	2,983
Prepaid expenses and other current assets	12,016	21,257
Assets held for sale	6,406	33,021

Total current assets	57,985	93,009

Property and equipment, net	382,663	447,366
Deposits for capital expenditures	6,162	11,408
Other assets	6,153	3,631

	$452,963	$555,414

LIABILITIES AND TOTAL EQUITY

Current liabilities:

Accounts payable	$3,931	$7,897
Other accrued liabilities	21,032	22,897
Advance deposits	958	1,293
Current portion of long-term liabilities	102,616	124,955
Liabilities related to assets held for sale	6,029	16,167

Total current liabilities	134,566	173,209

Long-term liabilities	185,132	194,800

Total liabilities	319,698	368,009

Commitments and contingencies (Note 13)
Total equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,148,853 and 25,075,837 issued at December 31, 2009 and December 31, 2008, respectively	252	251
Additional paid-in capital	331,779	330,785
Accumulated deficit	(157,611)	(105,246)
Accumulated other comprehensive income	74	1,262
Treasury stock, at cost, 3,827,603 and 3,806,000 shares at December 31, 2009 and December 31, 2008, respectively	(39,692)	(39,647)

Total equity attributable to common stock	134,802	187,405
Noncontrolling interest	(1,537)	—

Total equity	133,265	187,405

	$452,963	$555,414

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands, except per share data)
Revenues:
Rooms	$139,501	$170,752	$171,396
Food and beverage	42,191	49,741	51,232
Other	6,852	7,701	7,247

Total revenues	188,544	228,194	229,875

Direct operating expenses:
Rooms	39,438	44,330	42,566
Food and beverage	29,444	34,293	34,762
Other	4,730	5,467	5,214

Total direct operating expenses	73,612	84,090	82,542

	114,932	144,104	147,333

Other operating expenses:
Other hotel operating costs	57,009	66,221	64,820
Property and other taxes, insurance, and leases	16,387	15,769	16,770
Corporate and other	14,769	16,289	21,386
Casualty losses (gains), net	119	1,095	(1,867)
Restructuring	—	—	1,232
Depreciation and amortization	33,323	31,306	27,736
Impairment of long-lived assets	30,674	4,512	1,154

Total other operating expenses	152,281	135,192	131,231

Operating (loss) income	(37,349)	8,912	16,102

Other income (expenses):
Interest income and other	110	1,054	3,944
Interest expense	(12,837)	(17,900)	(21,707)
Loss on debt extinguishment	—	—	(3,330)

Loss before income taxes and noncontrolling interest	(50,076)	(7,934)	(4,991)
Provision for income taxes — continuing operations	(273)	(80)	(245)

Loss from continuing operations	(50,349)	(8,014)	(5,236)

Discontinued operations:
Loss from discontinued operations before income taxes	(3,749)	(3,939)	(2,061)
Benefit (provision) for income taxes — discontinued operations	196	(31)	(728)

Loss from discontinued operations	(3,553)	(3,970)	(2,789)

Net loss	(53,902)	(11,984)	(8,025)
Less: Net loss (income) attributable to noncontrolling interest	1,537	—	(421)

Net loss attributable to common stock	$(52,365)	$(11,984)	$(8,446)

Basic and diluted net loss per share attributable to common stock	$(2.46)	$(0.55)	$(0.35)

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

					Accumulated			Total
			Additional		Other			Attributable
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		to Common	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Stock	Interest	Equity
				($ in thousands, except share data)
Balance December 31, 2006	24,860,321	$249	$327,634	$(84,816)	$2,088	251,619	$(3,041)	$242,114	$—	$242,114
Amortization of unearned stock compensation	—	—	1,387	—	—	—	—	1,387	—	1,387
Issuance and vesting of nonvested shares	85,587	1	(1)	—	—	—	—	—	—	—
Exercise of stock options	64,086	—	621	—	—	—	—	621	—	621
Repurchases of treasury stock	—	—	—	—	—	1,458,259	(17,168)	(17,168)	—	(17,168)
Other	(1,373)	—	53	—	—	—	—	53	—	53
Net loss	—	—	—	(8,446)	—	—	—	(8,446)	—	(8,446)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	2,027	—	—	2,027	—	2,027

Balance, December 31, 2007	25,008,621	$250	$329,694	$(93,262)	$4,115	1,709,878	$(20,209)	$220,588	$—	$220,588
Amortization of unearned stock compensation	—	—	1,069	—	—	—	—	1,069	—	1,069
Issuance and vesting of nonvested shares	64,882	1	(1)	—	—	—	—	—	—	—
Exercise of stock options	2,334	—	23	—	—	—	—	23	—	23
Repurchases of treasury stock	—	—	—	—	—	2,096,122	(19,438)	(19,438)	—	(19,438)
Net loss	—	—	—	(11,984)	—	—	—	(11,984)	—	(11,984)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(2,853)	—	—	(2,853)	—	(2,853)

Balance, December 31, 2008	25,075,837	$251	$330,785	$(105,246)	1,262	$3,806,000	$(39,647)	$187,405	$—	$187,405
Amortization of unearned stock compensation	—	—	995	—	—	—	—	995	—	995
Issuance and vesting of nonvested shares	73,016	1	(1)	—	—	—	—	—	—	—
Repurchases of treasury stock	—	—	—	—	—	21,603	(45)	(45)	—	(45)
Net loss	—	—	—	(52,365)	—	—	—	(52,365)	(1,537)	(53,902)
Currency translation adjustments (related taxes estimated at nil)	—	—	—	—	(1,188)	—	—	(1,188)	—	(1,188)

Balance, December 31, 2009	25,148,853	$252	$331,779	$(157,611)	$74	3,827,603	$(39,692)	$134,802	$(1,537)	$133,265

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2009	2008	2007
	($ in thousands)
Net loss	$(53,902)	$(11,984)	$(8,025)
Currency translation adjustments (estimated taxes nil)	(1,188)	(2,853)	2,027
Less: reclassification adjustment for losses included in net income (estimated taxes nil)	1,156	—	—

Comprehensive loss	(53,934)	(14,837)	(5,998)
Comprehensive loss attributable to noncontrolling interest	1,537	—	(421)

Comprehensive loss attribuatable to common stock	$(52,397)	$(14,837)	$(6,419)

See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Operating activities:
Net loss	$(53,902)	$(11,984)	$(8,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,472	31,950	32,145
Impairment of long-lived assets	44,571	20,220	11,533
Stock compensation expense	995	1,069	1,387
Casualty loss (gain), net	140	(4,488)	(4,525)
Gain on asset dispositions	(1,823)	(6,144)	(3,956)
(Gain) loss on extinguishment of debt	(174)	948	5,158
Gain on deconsolidation	(10,418)	—	—
Amortization of deferred financing costs	1,034	1,493	1,431
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	1,252	1,037	119
Insurance receivable	—	—	1,230
Inventories	(92)	(322)	(152)
Prepaid expenses and other assets	4,154	(788)	6,491
Accounts payable	637	(862)	(4,169)
Other accrued liabilities	(411)	(4,454)	(2,037)
Advance deposits	(258)	(252)	262

Net cash provided by operating activities	20,177	27,423	36,892

Investing activities:
Capital improvements	(21,600)	(47,184)	(41,520)
Proceeds from sale of assets, net of related selling costs and notes receivable from buyers	14,607	24,106	77,961
Acquisition of noncontrolling interest	—	—	(16,361)
Withdrawals for capital expenditures	5,074	5,157	4,926
Insurance proceeds related to casualty claims, net	—	4,092	63
Payments related to casualty damage, net	(140)	—	—
Net (increase) decrease in restricted cash	(3,216)	184	5,428
Other	(85)	72	38

Net cash (used in) provided by investing activities	(5,360)	(13,573)	30,535

Financing activities:
Proceeds from issuance of long term debt	—	—	130,000
Proceeds from exercise of stock options	—	23	621
Principal payments on long-term debt	(14,935)	(26,808)	(169,424)
Purchases of treasury stock	(45)	(19,907)	(16,818)
Payments of deferred financing costs	(115)	(12)	(1,666)
Defeasance proceeds (payments), net	224	(848)	(4,206)
Other	—	—	(16)

Net cash used in financing activities	(14,871)	(47,552)	(61,509)

Effect of exchange rate changes on cash	46	(233)	283

Net (decrease) increase in cash and cash equivalents	(8)	(33,935)	6,201
Cash and cash equivalents at beginning of year	20,454	54,389	48,188

Cash and cash equivalents at end of year	$20,446	$20,454	$54,389

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of the amounts capitalized shown below	$12,858	$20,147	$26,504
Interest capitalized	357	323	443
Income tax payments, net of refunds	60	516	1,485
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock repurchases traded, but not settled	—	—	469
Purchases of property and equipment on account	737	6,156	6,276
Note receivable from buyers of sold hotels	3,600	—	—
See notes to consolidated financial statements.

LODGIAN, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
($ amounts in thousands unless otherwise noted, except per share data)
1. Summary of Significant Accounting Policies
Description of Business
Lodgian, Inc. (“Lodgian” or the “Company”) is one of the largest independent owners and operators of full-service hotels in the United States in terms of our number of guest rooms according to Hotel Business. The Company is considered an independent owner and operator because it does not operate hotels under its own name. The Company operates substantially all of its hotels under nationally recognized brands, such as “Crowne Plaza,”, “Four Points by Sheraton”, “Hilton,” “Holiday Inn,” “Marriott,” and “Wyndham”. As of March 1, 2010, the Company operated 28 hotels with an aggregate of 5,359 rooms, located in 19 states. Of the 28 hotels, 27 hotels, with an aggregate of 5,230 rooms, were held for use and the results of operations were classified in continuing operations, while 1 hotel, with 129 rooms, was held for sale and the results of operations of the hotel were classified in discontinued operations.
The portfolio of hotels, all of which are consolidated in the Company’s financial statements, consists of:
•	27 hotels that are wholly owned and operated through subsidiaries; and
•	one hotel that is operated in a joint venture in the form of a limited partnership, in which a Lodgian subsidiary serves as the general partner, has a 51% voting interest and exercises control.
The hotels are primarily full-service properties that offer food and beverage services, meeting space and banquet facilities and compete in the midscale, upscale and upper upscale market segments of the lodging industry. Most of the Company’s hotels are under franchises obtained from nationally recognized hospitality franchisors. The Company operates 14 hotels under franchises obtained from InterContinental Hotels Group as franchisor of the Crowne Plaza Holiday Inn, and Holiday Inn Express brands. The Company operates 8 hotels under franchises from Marriott International as franchisor of the Marriott, Courtyard by Marriott, Residence Inn by Marriott, and SpringHill Suites by Marriott brands. An additional 6 hotels are operated under other nationally recognized brands. The Company believes that franchising under strong national brands affords it many benefits such as guest loyalty and market share premiums.
Planned Merger and Loan Amendment
On January 22, 2010, Lodgian, LSREF Lodging Investments, LLC, (“Purchaser”), and LSREF Lodging Merger Co., Inc., an affiliate of Purchaser (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Lodgian, with Lodgian being the surviving corporation and continuing its separate existence under the laws of the State of Delaware (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Lodgian, other than any shares owned by Purchaser or Merger Sub, by Lodgian as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $2.50 in cash, without interest. The consummation of the Merger is subject to various customary conditions, including the approval of Lodgian’s stockholders.
Concurrently with the execution of the Merger Agreement, on January 22, 2010, Hospitality Mortgage Investments, LLC, a Delaware limited liability company (“Hospitality”), and an affiliate of Purchaser, purchased the lender’s interest in Lodgian’s $130 million mortgage loan facility originally made by Goldman Sachs Commercial Mortgage Capital, L.P. An amendment to the loan was also concurrently entered into by Hospitality and Lodgian’s subsidiary borrowing entities which own the hotels securing the loan. The material terms of the loan amendment are summarized as follows:
•	Effective immediately, the cash lockbox provisions of the loan were amended to provide that excess cash flow from the mortgaged properties after debt service, reserves and operating expenses, will not be retained by the lender in an excess cash flow reserve account, but will instead be released to the borrowers on a monthly basis, even if the properties do not meet a previously required financial covenant test.

•	The deadline for Lodgian’s subsidiary which owns the Crowne Plaza Albany, New York, to complete certain renovation work was extended to May 1, 2010.
•	The allocated loan amounts for each of the properties securing the loan were readjusted.
•	Effective July 1, 2010, the margin over LIBOR used to determine the interest rate on the loan will be increased from 1.50% to 4.25%.
•	If the Merger Agreement is validly terminated for any reason other than as a result of a breach by Purchaser of any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that certain of Lodgian’s closing conditions set forth in the Merger Agreement would not be met, Lodgian’s subsidiary borrowing entities on the loan will be required, in their sole discretion, to either pay down the principal balance of the loan by $5 million, or to cause the Holiday Inn Monroeville, Pennsylvania property to be pledged as additional security for the loan. If the Holiday Inn Monroeville, Pennsylvania property is pledged as additional security for the loan, it may be subsequently released from the loan upon payment of a cash release price of $5 million.
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
Basis of Presentation
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed in Note 9, as of December 31, 2009, $101.2 million of outstanding mortgage debt has matured, or is scheduled to mature in 2010 without available extension options and the economic recession has negatively impacted the Company’s operating results, which affects operating cash flows as well as the Company’s ability to refinance the maturing indebtedness. In the absence of an extension, refinancing or repayment of the debt, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver in February 2010. Pool 3 had an outstanding balance of $45.5 million at December 31, 2009. The Company is pursuing opportunities to extend or refinance the remaining maturing debt, which totaled $55.7 million at December 31, 2009. However, the Company can provide no assurance that it will be able to refinance or extend the debt. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities or any other adjustments that may be necessary if the Company is unable to continue as a going concern.
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
Noncontrolling Interest
Noncontrolling interest represents the minority stockholder’s proportionate share of equity of the joint venture that is consolidated by the Company and is shown as “noncontrolling interest” in the Consolidated Balance Sheet. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“FASB ASC 810”

formerly referenced as Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51), the Company allocates to the noncontrolling interest its share of any profits or losses in accordance with the provisions of the applicable agreements.
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
The Company periodically evaluates its property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. In general, the carrying value of a held for use long-lived asset is considered for impairment when the undiscounted cash flows estimated to be generated by that asset over its estimated useful life is less than the asset’s carrying value. In determining the undiscounted cash flows, the Company considers the current operating results, market trends, and future prospects, as well as the effects of demand, competition and other economic factors. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is recorded as impairment expense in the Consolidated Statement of Operations. The Company’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers, or, in the absence of such, the opinions of third-party brokers or appraisers and discounted cash flows. While the Company may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the Company’s estimate is ultimately based on the Company’s determination and the Company remains responsible for the impact of the estimate on the financial statements. If the estimated fair value exceeds the carrying value, no adjustment is recorded.
Additionally, if an asset is replaced prior to the end of its useful life, the remaining net book value is recorded as impairment expense. See Note 6 for further discussion of the Company’s charges for asset impairment.
Assets Held for Sale and Discontinued Operations
The Company considers an asset held for sale when the following criteria per FASB ASC 360, Property, Plant, and Equipment (“FASB ASC 360” formerly referenced as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) are met:
a)	Management commits to a plan to sell the asset;
b)	The asset is available for immediate sale in its present condition;
c)	An active marketing plan to sell the asset has been initiated at a reasonable price;
d)	The sale of the asset is probable within one year; and,
e)	It is unlikely that significant changes to the plan to sell the asset will be made.
Upon designation of a property as an asset held for sale and in accordance with the provisions of FASB ASC 360, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and the Company ceases depreciation of the asset.
All losses and gains on assets sold (or otherwise disposed) and held for sale (including any related impairment charges) are included in “income (loss) from discontinued operations before income taxes” in the Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 3 for details of assets and liabilities, operating results, and impairment charges of the discontinued operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash consists of amounts reserved for letter of credit collateral and cash reserves pursuant to loan agreements.
Fair Values of Financial Instruments
The fair value of financial instruments is estimated using market trading information. Where published market values are not available, the Company estimates fair values based upon quotations received from broker/dealers or interest rate information for similar instruments. Changes in fair value of the Company’s interest rate cap agreements are recognized in the Consolidated Statement of Operations. Refer to Note 9 for further information regarding the Company’s interest rate cap agreements.
The fair values of current assets and current liabilities are assumed equal to their reported carrying amounts. The fair values of the Company’s fixed rate long-term debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Concentration of Credit Risk
Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel-related companies. The Company performs ongoing evaluations of its significant credit customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which the Company believes is sufficient to cover potential credit losses. At December 31, 2009 and 2008, allowances were $0.2 million and $0.3 million, respectively.
Concentration of Market Risk
Adverse economic conditions in markets in which the Company has multiple hotels, such as Pittsburgh, Baltimore/Washington, D.C. and Phoenix, could significantly and negatively affect the Company’s revenues and results of operations. The eight continuing operations hotels in these markets combined provided 34% of the Company’s continuing operations revenues in 2009, 2008, and 2007. Similarly, the same group of hotels provided 32% of the Company’s continuing operations available rooms in 2009, 2008, and 2007. As a result of the geographic concentration of these hotels, the Company is particularly exposed to the risks of downturns in these markets, which could have a major adverse effect on the Company’s profitability.
Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“FASB ASC 740” formerly referenced as SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. (“FIN”) FIN 48 Accounting for Uncertainty in Income Taxes) which requires the use of the liability method of accounting for deferred income taxes and also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. See Note 11 for the components of the Company’s deferred taxes. As a result of the Company’s history of losses, the Company has provided a full valuation allowance against its deferred tax asset.
Earnings per Common and Common Equivalent Share
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per common share includes the Company’s outstanding stock options, nonvested stock, and warrants to acquire common stock, if dilutive. See Note 12 for a computation of basic and diluted earnings per share.
Stock-Based Compensation
The Company adopted the provisions of FASB ASC 718, Compensation — Stock Compensation (formerly referenced as SFAS No. 123(R)) effective January 1, 2006 using the modified-prospective transition method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FASB ASC 718 for all share-based payments granted after the effective date, and (b) based on the requirements of FASB ASC 718 for all awards granted to employees prior to the effective date of FASB ASC 718 that remain nonvested on the effective date.
In accordance with FASB ASC 718, the Company made a one-time election to calculate the APIC pool on the date of adoption using the simplified method, the impact of which was not material to the Company’s financial position and results of operation.

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. No stock options were granted in 2007, 2008 and 2009.
The disclosures required by FASB ASC 718 are located in Note 2.
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
Foreign Currency Translation
The financial statements of the Canadian operation have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters (formerly referenced as SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average rate for the period. The gains and losses resulting from the changes in exchange rates from year to year are reported in “accumulated other comprehensive income” in the Consolidated Statements of Shareholders’ Equity (Deficit). The effects on the statements of operations of transaction gains and losses were insignificant for all years presented.
Operating Segments
FASB ASC 280, Segment Reporting (formerly referenced as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business of ownership and management of hotels is conducted in one reporting segment.
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
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, general liability insurance, personal injury claims, workers’ compensation and automobile liability. Refer to Note 13 for further information.
New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2009, the Company adopted FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (the “Codification”) as the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s results of operations and financial condition. In accordance with the Codification, references to previously issued accounting standards have been replaced by FASB ASC references.
In January 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements) for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. In January 2009, the Company adopted the deferred portion of the fair value guidance for nonfinancial assets and nonfinancial liabilities. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The fair value guidance does not require any new fair value measurements. The adoption did not have a material impact on the Company’s financial statements.
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
See Note 3 for discussion of fair value measurements on the Company’s held for sale assets and Note 6 for discussion of fair value measurements on the Company’s held for use assets.
In January 2009, the Company adopted the updated provisions of FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141(R) Business Combinations). Under FASB ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, FASB ASC 850 includes a substantial number of new disclosure requirements. FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the results of operations and financial condition. As discussed in Note 11, the Company has $84.9 million of deferred tax assets fully offset by a valuation allowance. The balance of the $84.9 million is primarily attributable to pre-emergence deferred tax assets. If the reduction of the valuation allowance attributable to pre-emergence deferred tax assets occurs subsequent to the effective date for the business combination guidance, such reduction will affect the income tax provision in the period of release.
In January 2009, the Company adopted the updated provisions of FASB ASC 810, Consolidation (formerly referenced as SFAS No. 160 Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51). FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, FASB ASC 810 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The FASB ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FASB ASC 810 also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FASB ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As a result of the adoption, the Company recorded noncontrolling interest as a component of equity in the Consolidated Balance Sheets and Consolidated Statements of Total Equity, and the net loss attributable to noncontrolling interests has been separately recorded in the Consolidated Statement of Operations.
The following table illustrates the effect on net income and earnings per share for the twelve months ended December 31, 2008 and 2007 as if the provisions of the noncontrolling interest guidance were applied:

	Twelve Months Ended December 31,
	2008	2007

Loss from continuing operations	$(8,014)	$(5,236)
Less: Net loss attributable to noncontrolling interest	718	620

Loss from continuing operations attributable to common stock	(7,296)	(4,616)
Loss from discontinued operations	(3,970)	(2,789)

Net loss attributable to common stock	$(11,266)	$(7,405)

Denominator
Basic and diluted weighted average shares	21,774	24,292

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stock	$(0.34)	$(0.19)
Loss from discontinued operations	(0.18)	(0.11)

Net loss attributable to common stock	$(0.52)	$(0.30)

In January 2009, the Company adopted the updated provisions of FASB ASC 815, Derivatives and Hedging (formerly referenced as SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133). FASB ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption did not have a material impact on the results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 260, Earnings per Share (formerly referenced as FASB Staff Position “FSP” EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). FASB ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as specified by the FASB. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption did not have a material impact on its results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 815, Derivatives and Hedging (formerly referenced as FSP No. FAS 133-1 Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161). The updated provisions of FASB ASC 815 require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FASB ASC 815 clarifies the FASB’s intent that the disclosures required by the guidance should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The guidance is effective for financial statements issued for fiscal years ending after November 15, 2008. The adoption did not have a material impact on its disclosures, results of operations and financial condition.
In January 2009, the Company adopted the updated provisions of FASB ASC 805, Business Combinations (formerly referenced as FSP FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). The updated provisions of FASB ASC 805 require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB guidelines. FASB ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The updated provisions of FASB ASC 825 provide additional guidance for estimating fair value in accordance with previously issued fair value guidance, when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FASB ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 320, Investments — Debt and Equity Securities (formerly referenced as FSP FAS 115-2 and FSP FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments). The updated provisions of FASB ASC 320 change existing guidance for determining whether an impairment is other than temporary to debt securities. FASB ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB ASC 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In April 2009, the Company adopted the updated provisions of FASB ASC 825, Financial Instruments (formerly referenced as FSP FAS 107-1 and FSP APB 28-1 Interim Disclosures about Fair Value of Financial Instruments). The updated provisions of FASB ASC 820 amends previously issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 820 also amends guidance related to interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 820 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In June 2009, the Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165 Subsequent Events). FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods after June 15, 2009. The adoption did not have a material impact on its results of operations and financial condition.
In August 2009, the FASB updated the provisions of FASB ASC 820, Value Measurements and Disclosures to amend the guidance surrounding the fair value measurement of liabilities. The updated provisions of FASB ASC 820 provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the following alternative valuation techniques: a valuation technique that uses the quoted price of either the identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of U.S. GAAP guidance on fair value. Two examples would be an income approach or a market approach. The updated provisions of FASB ASC 820 are effective for the first reporting period beginning after issuance (the fourth quarter of 2009 for the Company). The adoption did not have a material impact on its results of operations and financial condition.
Recently Issued Pronouncements
In June 2009, the FASB updated the provisions of FASB ASC 860, Transfers and Servicing (formerly referenced as SFAS No. 166 Accounting for Transfers of Financial Assets) to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The updated provisions of FASB ASC 860 eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures. The updated provisions of FASB ASC 860 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 860 will have on its results of operations and financial condition.
In June 2009, the FASB updated the provisions of FASB ASC 810, Consolidation (formerly referenced as SFAS No. 167 Amendments to FASB Interpretation No. 46(R)) to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The updated provisions of FASB ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updated provisions of FASB ASC 810 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 810 will have on its results of operations and financial condition.

In October 2009, the FASB updated the provisions of FASB ASC 605, Revenue Recognition to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The updated provisions of FASB ASC 605 establish a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The updated provisions of FASB ASC 605 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the updated provisions of FASB ASC 605 significantly expand required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The updated provisions of FASB ASC 605 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating the impact that the adoption of the updated provisions of FASB ASC 605 will have on its results of operations and financial condition.
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
A summary of the activity of the Stock Incentive Plan for the year ended December 31, 2009 is as follows:

Issued Under the Stock
Incentive Plan
Available under the plan, less previously issued as of December 31, 2008	2,499,921
Nonvested stock issued February 4, 2009	(286,503)
Nonvested stock issued February 12, 2009	(20,000)
Nonvested stock issued June 11, 2009	(15,000)
Shares of nonvested stock withheld from awards to satisfy tax withholding obligations	21,603
Nonvested shares forfeited in 2009	28,171
Stock options forfeited in 2009	6,666

Available for issuance, December 31, 2009	2,234,858

Stock Options
The outstanding stock options generally vest in three equal annual installments and expire ten years from the grant date. As of December 31, 2009, all outstanding stock options were fully vested. The exercise price of the awards is the average of the high and low market prices on the date of the grant. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock option grants in 2009, 2008 and 2007.
A summary of stock option activity during 2009, 2008, and 2007 is summarized below:

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2006	356,313	$10.60
Exercised	(64,086)	9.69
Forfeited	(79,819)	11.35

Balance, December 31, 2007	212,408	$10.60
Exercised	(2,334)	9.68
Forfeited	(35,163)	10.32

Balance, December 31, 2008	174,911	$10.66
Forfeited	(6,666)	11.01

Balance, December 31, 2009	168,245	$10.65

The amount of cash received from the exercise of stock options during 2009, 2008, and 2007 was approximately nil, $23,000, and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised during 2009, 2008, and 2007 was approximately nil, $2,000, and $0.2 million, respectively.
A summary of stock options outstanding and exercisable (vested) at December 31, 2009 is as follows:

	Options outstanding and exercisable
		Weighted average	Weighted
		remaining life	average
Range of prices	Number	(in years)	exercise price
$7.83 to $9.39	71,080	5.4	$9.05
$9.40 to $10.96	70,003	4.6	$10.51
$10.97 to $15.66	27,162	3.7	$15.21

	168,245	4.8	$10.65

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
A summary of nonvested stock activity during 2009, 2008, and 2007 is summarized below:

		Weighted
		Average
	Nonvested	Grant Date
	Stock	Fair Value
Balance, December 31, 2006	82,607	$11.63
Granted	127,800	12.96
Forfeited	(9,629)	13.32
Vested	(85,587)	11.72

Balance, December 31, 2007	115,191	$12.89
Granted	100,500	8.85
Forfeited	(17,335)	9.94
Vested	(64,882)	12.52

Balance, December 31, 2008	133,474	$10.41
Granted	321,503	2.59
Forfeited	(28,171)	3.72
Vested	(73,016)	10.28

Balance, December 31, 2009	353,790	$3.87

The total fair value of nonvested stock awards that vested during 2009, 2008, and 2007, was $0.1 million, $0.6 million, and $1.2 million, respectively.
On March 16, 2009, the Compensation Committee approved the Lodgian, Inc. Executive Incentive Plan (the “Revised Plan”), which supersedes and replaces the Lodgian, Inc. Amended and Restated Executive Incentive Plan adopted by the Company on April 11, 2008 (the “Previous Plan”). The Revised Plan provided for potential nonvested stock awards to certain of the Company’s key employees, as determined by the Committee. The potential awards for the 2009 calendar year were to be awarded on or before March 15, 2010 and vest in two equal annual installments. The potential awards were divided into three categories. The first category of awards was to be awarded upon the employee satisfying certain service conditions. The second category of awards was to be awarded dependent upon the Company’s stock price performance in relation to a peer group of selected companies. The third category of awards was to be awarded dependent upon the Company’s achievement of certain performance conditions. The Company recorded compensation expense of $124,000 during the year ended December 31, 2009 based upon the assumed issuance of 368,842 shares of nonvested stock, with an estimated grant-date fair value of $1.48 per share.
On January 4, 2010, the Compensation Committee authorized cash payments in the aggregate amount of $169,500 to the participants of the Revised Plan in exchange for the participants’ written release of any claims for payments associated with the 2009 plan year. The unrecognized compensation expense associated with the canceled nonvested stock awards of $0.4 million was recognized in January 2010 in accordance with FASB ASC 718, Compensation — Stock Compensation.
A summary of unrecognized compensation expense and the remaining weighted-average amortization period as of December 31, 2009 is as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
Type of Award	Expense	Period (in years)
Nonvested Stock	$460	1.04
Revised Plan Nonvested Stock Awards	363	2.21

Total	$823	1.56

Compensation expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Compensation	Income Tax	Compensation	Income Tax	Compensation	Income Tax
Type of Award	Expense	Benefit	Expense	Benefit	Expense	Benefit
Stock Options	$—	$—	$(51)	$(20)	$174	$68
Nonvested Stock	871	338	963	374	1,213	471
Revised Plan Nonvested Stock Awards	124	48	157	61	—	—

Total	$995	$386	$1,069	$415	$1,387	$539

3. Discontinued Operations
Dispositions
During 2007, the Company sold 23 hotels for an aggregate sales price of $82.2 million, $2.0 million of which was used to pay down debt. A list of the properties sold in 2007 is summarized below:
•	On January 15, 2007, the Company sold the University Plaza, a 186 room hotel located in Bloomington, IN.
•	On March 9, 2007, the Company sold the Holiday Inn, a 130 room hotel located in Hamburg, NY.
•	On June 13, 2007, the Company sold the following 16 hotels:
o	Holiday Inn, a 202 room hotel located in Sheffield, AL

o	Clarion, a 393 room hotel located in Louisville, KY

o	Crowne Plaza, a 275 room hotel located in Cedar Rapids, IA

o	Augusta West Inn, a 117 room hotel located in Augusta, GA

o	Holiday Inn, a 201 room hotel located in Greentree, PA

o	Holiday Inn, a 189 room hotel located in Lancaster East, PA

o	Holiday Inn, a 244 room hotel located in Lansing, MI

o	Holiday Inn, a 152 room hotel located in Pensacola, FL

o	Holiday Inn, a 228 room hotel located in Winter Haven, FL

o	Holiday Inn, a 100 room hotel located in York, PA

o	Holiday Inn Express, a 112 room hotel located in Dothan, AL

o	Holiday Inn Express, a 122 room hotel located in Pensacola, FL

o	Park Inn, a 126 room hotel located in Brunswick, GA

o	Quality Inn, a 102 room hotel located in Dothan, AL

o	Ramada Plaza, a 297 room hotel located in Macon, GA

o	Ramada Inn, a 197 room hotel located in North Charleston, SC
•	On July 12, 2007, the Company sold the Holiday Inn, a 159 room hotel located in Clarksburg, WV.

•	On July 20, 2007, the Company sold the Holiday Inn, a 208 room hotel located in Fort Wayne, IN.

•	On August 14, 2007, the Company sold the Holiday Inn, a 106 room hotel located in Fairmont, WV.

•	On December 18, 2007, the Company sold the Holiday Inn, a 146 room hotel located in Jamestown, NY.

•	On December 27, 2007, the Company sold the Vermont Maple Inn, a 117 room hotel located in Burlington, VT.
The Company realized gains of approximately $4.0 million in 2007 from the sale of these assets.
During 2008, the Company sold 5 hotels for an aggregate sales price of $25.0 million, $7.9 million of which was used to pay down debt. A list of the properties sold in 2008 is summarized below:
•	On April 17, 2008, the Company sold the Holiday Inn, a 158 room hotel located in Frederick, MD.
•	On May 13, 2008, the Company sold the former Holiday Inn, a 156 room hotel located in St. Paul, MN.
•	On August 14, 2008, the Company sold the Holiday Inn, a 193 room hotel located in Marietta, GA.
•	On October 9, 2008, the Company sold the Holiday Inn, a 127 room hotel located in Glen Burnie, MD.
•	On December 16, 2008, the Company sold the Holiday Inn, a 217 room hotel located in Frisco, CO.
The Company realized gains of approximately $6.1 million in 2008 from the sale of these assets.
During 2009, the Company sold 5 hotels for an aggregate sales price of $21.9 million, $6.8 million of which was used to pay down debt. A list of the properties sold in 2009 is summarized below:

•	On March 4, 2009, the Company sold the Holiday Inn, a 130 room hotel located in East Hartford, CT.
•	On April 21, 2009, the Company sold the Holiday Inn Select, a 214 room hotel located in Windsor, Ontario, Canada.
•	On May 28, 2009, the Company sold the Holiday Inn, a 139 room hotel located in Cromwell Bridge, MD.
•	On October 21, 2009, the Company sold the Ramada Plaza, a 185 room hotel located in Northfield, MI.
•	On November 20, 2009, the Company sold the French Quarter Suites, a 105 room hotel located in Memphis, TN.
The Company realized gains of approximately $1.8 million in 2009 from the sale of these assets. In accordance with the terms of the sales agreements for the Holiday Inn East Hartford, CT and the Ramada Plaza Northfield, MI, the Company extended seller financing of $1.8 million maturing in March 2012 and $1.8 million maturing in November 2011, respectively.
In July 2009, the Company deconsolidated the Holiday Inn Phoenix, AZ and recorded a gain of $4.4 million. In November 2009, the Company deconsolidated the Crowne Plaza Worcester, MA and recorded a gain of $6.0 million. The Company surrendered control of the hotels to the respective court-appointed receiver.
Assets Held for Sale and Discontinued Operations
In accordance with FASB ASC 360 Property, Plant, and Equipment, the Company has included the results of hotel assets sold during 2009, 2008 and 2007 as well as the hotel assets held for sale at December 31, 2009, December 31, 2008 and December 31, 2007, including any related impairment charges, in discontinued operations in the Consolidated Statements of Operations. The assets held for sale at December 31, 2009 and December 31, 2008 and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheets. All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “Income (loss) income from discontinued operations before income taxes” in the Consolidated Statement of Operations. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements.
The Company recorded impairment on assets held for sale in 2009, 2008 and 2007. Consistent with the accounting policy on asset impairment, and in accordance with ASC 360 Property, Plant, and Equipment, the reclassification of assets from held for use to held for sale requires a determination of fair value less costs of sale. The Company’s estimate of the fair value of an asset is generally based on a number of factors, including letters of intent or other indications of value from prospective buyers (Level 2 inputs), or, in the absence of such, the opinions of third-party brokers or appraisers (Level 3 inputs). While the Company may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the Company’s estimate is ultimately based on the Company’s determination and the Company remains responsible for the impact of the estimate on the financial statements. The Company records impairment charges and writes down respective hotel asset carrying values if the carrying values exceed the estimated selling prices less costs to sell. As a result of these evaluations, during 2009, the Company recorded impairment charges totaling $13.9 million on 5 hotels as follows:
•	$4.5 million on the Crowne Plaza Worcester, MA to reflect the fair market value upon the decision to surrender the hotel to the lender;
•	$4.4 million on the Ramada Plaza Northfield, MI to reflect the selling price, net of selling costs;
•	$3.1 million on the Holiday Inn Phoenix West, AZ to reflect the fair market value upon the decision to surrender the hotel to the lender;
•	$0.8 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the selling price, net of selling costs;
•	$0.5 million on the closed French Quarter Suites Memphis, TN to reflect the selling price, net of selling costs; and
•	$0.6 million to record the disposal of replaced assets at various hotels.
In 2008, the Company recorded impairment charges totaling $15.7 million on 7 hotels as follows:

•	$6.7 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the then current estimated selling price, net of selling costs;
•	$4.8 million on the Crowne Plaza Worcester, MA to reflect the then current fair market value;
•	$1.9 million on the Ramada Plaza Northfield, MI to reflect the then current estimated selling price, net of selling costs;
•	$1.7 million on the Holiday Inn East Hartford, CT to reflect the then current estimated selling price, net of selling costs;

•	$0.2 million on the closed French Quarter Suites Memphis, TN to reflect the then current estimated selling price, net of selling costs;
•	$0.1 million on the former Holiday Inn St. Paul, MN to record the final disposition of the hotel; and
•	$0.3 million to record the final disposition of the Holiday Inn Frederick, MD as well as the disposal of replaced assets at various hotels.
In 2007, the Company recorded impairment charges totaling $10.4 million on 8 hotels as follows:
•	$3.3 million on the Ramada Plaza Northfield, MI to reflect the then estimated selling price;
•	$1.8 million on the Holiday Inn Frederick, MD to reflect the then estimated selling price;
•	$1.6 million on the Holiday Inn Select Windsor, Ontario, Canada to reflect the then estimated selling price;
•	$1.3 million on the Holiday Inn Clarksburg, WV to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;
•	$0.8 million on the Vermont Maple Inn Colchester, VT to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;
•	$0.6 million on the Holiday Inn Jamestown, NY to reflect the then estimated selling price less costs to sell, and to record the final disposition of the hotel;
•	$0.3 million on the Crowne Plaza Worcester, MA to reflect the then current fair market value;
•	$0.1 million on the University Plaza Bloomington, IN to record the final disposition of the hotel; and
•	$0.6 million to record the disposal of replaced assets at various hotels.
Assets held for sale consist primarily of property and equipment, net of accumulated depreciation. Liabilities related to assets held for sale consist primarily of accounts payable, other accrued liabilities and long term debt. At December 31, 2009, the held for sale portfolio consisted of the following hotel:
•	Holiday Inn Express Palm Desert, CA
Summary balance sheet information for assets held for sale is as follows:

	December 31, 2009	December 31, 2008
Property and equipment, net	$5,306	$31,351
Other assets	1,100	1,670

Assets held for sale	$6,406	$33,021

Other liabilities	$513	$6,886
Long-term debt	5,516	9,281

Liabilities related to assets held for sale	$6,029	$16,167

Summary statement of operations information for discontinued operations for the years ended December 31, 2009, 2007 and 2006 is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Total revenues	$16,367	$43,432	$88,274
Total expenses	(16,966)	(40,061)	(79,398)
Impairment of long-lived assets	(13,897)	(15,709)	(10,379)
Business interruption proceeds	—	672	571
Interest income and other	76	29	71
Interest expense	(1,723)	(3,081)	(5,986)
Casualty (losses) gains, net	(21)	5,583	2,658
Gain on asset disposition	1,823	6,144	3,956
Gain on asset deconsolidation	10,418	—	—
Gain (loss) on extinguishment of debt	174	(948)	(1,828)
Benefit (provision) for income taxes	196	(31)	(728)

Loss from discontinued operations	$(3,553)	$(3,970)	$(2,789)

In addition to the assets held for sale listed above, the results of operations related to all of the hotels that were sold or otherwise disposed of prior to December 31, 2009 were included in the statements of operations for discontinued operations.
Discontinued operations were not segregated in the Consolidated Statements of Cash Flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Balance Sheets and related Consolidated Statements of Operations.
4. Accounts Receivable
At December 31, 2009 and December 31, 2008, accounts receivable, net of allowances consisted of the following:

	December 31, 2009	December 31, 2008
Trade accounts receivable	$4,162	$6,142
Allowance for doubtful accounts	(208)	(263)
Tax receivable and other	832	1,236

	$4,786	$7,115

5. Prepaid Expenses and Other Current Assets
At December 31, 2009 and December 31, 2008, prepaid expenses and other current assets consisted of the following:

	December 31, 2009	December 31, 2008
Deposits and other prepaid expenses	$3,731	$3,887
Deposits for property taxes	3,596	5,220
Prepaid insurance	2,368	2,534
Lender-required insurance deposits	1,961	4,518
Vendor deposits for capital purchases	360	5,098

	$12,016	$21,257

Vendor deposits for capital purchases decreased $4.7 million due to the completion of certain major renovations in 2009. Lender-required insurance deposits decreased $2.6 million because of lower insurance premiums.
6. Property and Equipment, net
At December 31, 2009 and December 31, 2008, property and equipment, net consisted of the following:

	Useful lives
	(years)	December 31, 2009	December 31, 2008
Land	—	$41,956	$45,624
Buildings and improvements	10 - 40	329,059	368,697
Property and equipment	3 - 10	158,031	152,159
China, glass and silverware		2,016	2,139

		531,062	568,619
Less accumulated depreciation		(154,339)	(128,784)
Construction in progress		5,940	7,531

		$382,663	$447,366

During 2009, the Company recorded $30.7 million of impairment losses related to assets held for use. Of this amount, $27.8 million related to the writedown of the six hotels which secure Pool 3 to their estimated fair values (amounts below are individually rounded):
•	$17.1 million on the Holiday Inn Inner Harbor, MD;

•	$5.2 million on the Crowne Plaza Houston, TX;

•	$2.5 million on the Fairfield Inn Merrimack, NH;

•	$1.6 million on the Courtyard by Marriott Bentonville, AR;

•	$1.2 million on the Courtyard by Marriott Florence, KY; and

•	$0.1 million on the Courtyard by Marriott Abilene, TX.
In 2009, the Company began negotiations with the servicer of Pool 3 to surrender control of the six hotels that secure Pool 3 to a court-appointed receiver because the cash flows generated by these hotels were not sufficient to fund the debt service requirements. The Company was required to perform a fair value assessment of the six hotels in 2009 in accordance with U.S. GAAP and concluded that the book value of the six hotels exceeded fair value and recorded impairment charges totaling $27.8 million. In February 2010, the Company surrendered control of the six hotels that secure Pool 3 to a court-appointed receiver.
The Company’s estimate of the fair value of an asset is based on a number of factors, including letters of intent or other indications of value from prospective buyers (Level 2 inputs), or, in the absence of such, the opinions of third-party brokers or appraisers or internally derived values (Level 3 inputs). While the Company may consider one or more opinions or appraisals in arriving at an asset’s estimated fair value, the estimate is ultimately based on the Company’s determination, and the Company remains responsible for the impact of the estimate on the financial statements.

The following table outlines, for each major category of assets and liabilities measured at fair value on a nonrecurring basis, the fair value as of December 31, 2009, as defined by the FASB hierarchy discussed in Note 1:

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Assets — Held for Use Hotels	$46,154	$—	$—	$46,154	$(27,786)

	$46,154	$—	$—	$46,154	$(27,786)

The remaining $2.9 million of impairment recorded in 2009 on held for use assets primarily represented the write-off of assets that were replaced and had remaining book value.
During 2008, the Company recorded $4.5 million of impairment losses related to assets held for use which represented the write-off of assets that were replaced and had remaining book value.
During 2007, the Company recorded $1.2 million of impairment losses related to assets held for use, which represented the write-off of assets that were replaced and had remaining book value.
7. Other Assets
At December 31, 2009 and December 31, 2008, other assets consisted of the following:

	December 31, 2009	December 31, 2008
Notes receivable	$3,600	$—
Deferred franchise fees	1,188	1,410
Linen inventory	743	731
Utility and other deposits	351	222
Deferred financing costs	271	1,268

	$6,153	$3,631

In accordance with the terms of the sales agreements for the Holiday Inn East Hartford, CT and the Ramada Plaza Northfield, MI, the Company extended seller financing of $1.8 million at an annual weighted average interest rate of 6.22% maturing in March 2012 and $1.8 million at an annual interest rate of 6.00% maturing in November 2011, respectively.
Deferred franchise fees are amortized using the straight-line method over the terms of the related franchise, and deferred financing costs are amortized using the effective interest method over the related term of the debt.
Based on the balances at December 31, 2009, the five year amortization schedule for deferred financing and deferred loan costs is as follows:

	Total	2010	2011	2012	2013	2014	2015	After 2015
Deferred financing costs	$271	$271	$—	$—	$—	$—	$—	$—
Deferred franchise fees	1,188	183	165	157	137	131	121	294

	$1,459	$454	$165	$157	$137	$131	$121	$294

8. Other Accrued Liabilities
At December 31, 2009 and December 31, 2008, other accrued liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Self-insurance loss accruals	$8,938	$10,385
Property and sales taxes	5,466	5,533
Salaries and related costs	3,491	3,954
Accrued interest	1,698	1,174
Accrued franchise fees	657	873
Professional fees	217	390
Accrued income taxes	—	319
Other	565	269

	$21,032	$22,897

9. Long-Term Liabilities
As of December 31, 2009, 32 of the Company’s 34 hotels were pledged as collateral for long-term obligations. Certain mortgage notes are subject to prepayment, yield maintenance, or defeasance obligations if the Company repays them prior to their maturity. Approximately 42% of the mortgage debt bears interest at fixed rates and approximately 58% of the debt is subject to floating rates of interest. The mortgage notes also subject the Company to certain financial covenants. As of December 31, 2009, the Company was in compliance with all of its financial debt covenants, except for the financial ratios related to the Merrill Lynch Fixed Pools 3 and 4, with outstanding principal balances of $45.5 million and $34.6 million, respectively, and the Goldman Sachs loan, with an outstanding principal balance of $130 million. The breach of these covenants, if not cured or waived by the lenders, could lead to the declaration of a “cash trap” by the lenders whereby excess cash flows produced by the mortgaged hotels securing the applicable loans (after funding of required reserves, principal and interest, operating expenses, management fees and servicing fees) could be held in a restricted cash account. With respect to the Merrill Lynch Fixed Rate loans, the funds held in the restricted cash account may be used for capital expenditures reasonably approved by the loan servicer. The cash trap provisions under the Goldman Sachs loan were waived in conjunction with the loan amendment dated January 22, 2010.
As of December 31, 2009, Pool 4 was operating under the provisions of a cash trap and approximately $0.8 million was held in a restricted cash account. The Company surrendered control of the six hotels which secure Pool 3 to a court-appointed receiver in February 2010 as described in further detail below.
The Company’s continued compliance with its financial debt covenants for the remaining loans depends substantially upon the financial results of the Company’s hotels. Given the economic recession, the Company could breach certain financial covenants during 2010.
Set forth below, by debt pool, is a summary of the Company’s long-term debt (including the current portion) along with the applicable interest rates and the related carrying values of the property and equipment which collateralize the long-term debt:

	December 31, 2009			December 31, 2008
	Number	Property, plant	Long-term	Long-term
	of Hotels	and equipment, net	obligations	obligations	Interest rates at December 31, 2009
			($ in thousands)
Mortgage Debt
Goldman Sachs (1)	10	$120,553	$130,000	$130,000	LIBOR plus 1.50%; capped at 6.50%
Merrill Lynch Fixed Rate Pool 1 (2)	4	63,405	34,471	39,372	6.58%
Merrill Lynch Fixed Rate Pool 3 (3)	6	45,799	45,500	53,031	6.58%
Merrill Lynch Fixed Rate Pool 4 (4)	6	78,604	34,648	35,984	6.58%
IXIS (5)	3	17,415	20,679	20,977	LIBOR plus 2.95%; capped at 7.45%
IXIS — Holiday Inn Hilton Head, SC	1	16,063	18,294	18,530	LIBOR plus 2.90%; capped at 7.90%
Wachovia — Holiday Inn Crowne Plaza Worcester, MA (6)	—	—	—	16,501	n/a
Wachovia — Holiday Inn Phoenix, AZ (7)	—	—	—	9,478	n/a
Wachovia — Holiday Inn Express Palm Desert, CA	1	5,306	5,645	5,767	6.04%
Wachovia — SpringHill Suites by Marriott Pinehurst, NC	1	5,623	2,920	2,988	5.78%

Total	32	352,768	292,157	332,628	3.96% (8)

Long-term liabilities — other
Tax notes issued pursuant to our Joint Plan of Reorganization	—	—	—	42
Other	—	—	1,236	1,342

	—	—	1,236	1,384

Property, plant and equipment — Unencumbered		35,201	—	—

	32	387,969	293,393	334,012
Held for sale	(1)	(5,306)	(5,645)	(14,257)

Held for use (9)	31	$382,663	$287,748	$319,755

(1)	The hotels that secure this debt are: Crowne Plaza Albany, NY; Holiday Inn BWI Baltimore, MD; Residence Inn Dedham, MA; Hilton Ft. Wayne, IN; Radisson Kenner, LA; Courtyard by Marriott Lafayette, LA; Holiday Inn Meadow Lands Pittsburgh, PA; Holiday Inn Santa Fe, NM; Crowne Plaza Silver Spring, MD; and Courtyard by Marriott Tulsa, OK.

(2)	The hotels that secure this debt are: Courtyard by Marriott Atlanta-Buckhead, GA; Marriott Denver, CO; Four Points by Sheraton Philadelphia, PA; and Holiday Inn Strongsville, OH.

(3)	The hotels that secure this debt are: Courtyard by Marriott Abilene, TX; Courtyard by Marriott Bentonville, AR; Courtyard by Marriott Florence, KY; Holiday Inn Inner Harbor Baltimore, MD; Crowne Plaza Houston, TX; and Fairfield Inn by Marriott Merrimack, NH. This loan matured on October 1, 2009, following two short-term extensions. The Company surrrendered control of the six hotels which secured this loan to a court-appointed receiver in February 2010.

(4)	The hotels that secure this debt are: Hilton Columbia, MD; Wyndham DFW Dallas, TX; Residence Inn by Marriott Little Rock, AR; Holiday Inn Myrtle Beach, SC; Courtyard by Marriott Paducah, KY; and Crowne Plaza West Palm Beach, FL.

(5)	The hotels that secure this debt are: Crowne Plaza Phoenix, AZ; Radisson Phoenix, AZ; and Crowne Plaza Pittsburgh, PA.

(6)	The Company surrendered control of the Crowne Plaza Worcester, MA in November 2009. The assets and liabilities, including the related debt, were deconsolidated from the Company’s balance sheet upon surrender of control.

(7)	The Company surrendered control of the Holiday Inn Phoenix, AZ in July 2009. The assets and liabilities, including the related debt, were deconsolidated from the Company’s balance sheet upon surrender of control.

(8)	The rate represents the annual effective weighted average cost of debt at December 31, 2009.

(9)	Long-term debt obligations at December 31, 2009 and December 31, 2008 include the current portion of $102.6 million and $125.0 million, respectively.
The fair value of the fixed rate mortgage debt (book value of $123.2 million) at December 31, 2009 is estimated at $124.9 million. The fair value of the variable rate mortgage debt (book value of $169.0 million) at December 31, 2009 is estimated at $148.1 million.
Mortgage Debt
On June 25, 2004, the Company entered into four fixed rate loans with Merrill Lynch Mortgage Lending, Inc. (“Merrill Lynch”). The four loans, which totaled $260 million at inception, bear a fixed interest rate of 6.58%. Except for certain defeasance provisions, the Company may not prepay the loans except during the 60 days prior to maturity. One of the loans was defeased in 2007. The remaining three loans were secured by 16 hotels as of December 31, 2009. The loans are not cross-collateralized. Each loan is non-recourse; however, the Company has agreed to guarantee the debt in certain situations, such as fraud, waste, misappropriation of funds, certain environmental matters, asset transfers in violation of the loan agreements, or violation of certain single-purpose entity covenants. In addition, each loan will become full recourse in certain limited cases such as bankruptcy of a borrower or Lodgian.
The Merrill Lynch loans, had an aggregate principal balance of $114.6 million as of December 31, 2009, and originally matured on July 1, 2009. The Company negotiated with the special servicer for Pool 1 and agreed to two six-month extensions of the maturity date for this indebtedness. The principal balance of Pool 1 was $34.5 million as of December 31, 2009 and the Company exercised the second six-month extension, extending the maturity date of Pool 1 to July 1, 2010. The Company is pursuing opportunities to extend or refinance Pool 1 in anticipation of the 2010 maturity date. The interest rate on Pool 1 remains fixed at 6.58% during the term of the extension. In July 2009, the Company paid the special servicer an extension fee of approximately $0.2 million. Additionally, in July 2009, the Company made a principal reduction payment of $2.0 million. In December 2009, the Company paid the special servicer an extension fee of approximately $0.3 million. Additionally, in December 2009, the Company made a principal reduction payment of $1.0 million. To date, the Company has been unable to secure refinancing and, in light of the current credit markets generally and the real estate credit markets specifically, the Company expects it to remain difficult to refinance the mortgage debt prior to the July 2010 maturity date. The Company cannot currently predict whether these efforts will be successful. The Company has classified this loan as current in the Consolidated Balance Sheet as of December 31, 2009. Pool 1 is secured by four hotels.
Pool 3, with a principal balance of $45.5 million as of December 31, 2009, matured on October 1, 2009, following two short-term extensions. The extensions were intended to provide time for the Company to reach an agreement with the special servicer to modify Pool 3. No agreement was reached and Pool 3 was in default as of December 31, 2009. The Company believes that the anticipated cash flow from the hotels securing Pool 3 will not be sufficient to meet the related debt service obligations in the near-term. Since a modification agreement was not reached, the Company surrendered control of the six hotels securing Pool 3 to a court-appointed receiver in February 2010. Pool 3 is non-recourse to the Company, except in limited circumstances which the Company believes are remote and is not cross-collateralized with any other mortgage debt. The Company has classified Pool 3 as current in the Consolidated Balance Sheet as of December 31, 2009. In accordance with the terms of the franchise agreements associated with the Pool 3 hotels, the Company could be required to pay liquidated damages to the franchisors upon surrender of control. The estimated potential liquidated damages totaled $5.9 million as of December 31, 2009. This amount is not reflected in the consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
Pool 4, with a principal balance of $34.6 million as of December 31, 2009, was successfully extended to a maturity date of July 1, 2012. The interest rate on Pool 4 will remain fixed at 6.58%. In connection with this agreement, the Company paid an extension fee of approximately $0.2 million and made a principal reduction payment of $0.5 million in July 2009. The parties also have agreed to revise the allocated loan amounts for each property serving as collateral for Pool 4 and to allow partial prepayments of the indebtedness. Pursuant to this agreement, the Company may release individual assets from Pool 4 by paying the lender specified amounts (in excess of the allocated loan amounts) in connection with a property sale or refinancing. The Company also agreed to pay the lender an “exit fee” upon a full or partial repayment of Pool 4. The amount of this fee will increase each year but, assuming Pool 4 is held for the full three year term, the fee will effectively increase the current interest rate by 100 basis points per annum. The Company has also issued a full recourse guaranty of Pool 4 in connection with this amendment. The Company has classified Pool 4 as long-term in the consolidated Balance Sheet as of December 31, 2009. Pool 4 is secured by six hotels.
On November 10, 2005, the Company entered into a $19.0 million loan agreement with IXIS Real Estate Capital Inc. (“IXIS”), which is secured by the Holiday Inn Hilton Head, SC. The loan agreement has a two-year initial term with three one-year extension options which are exercisable provided the loan is not in default. The loan bears a floating interest rate of 290 basis points above LIBOR. In December 2009, the Company exercised the third extension option, which extended the maturity to December 2010. To mitigate the risk of rising interest rates, the Company acquired an interest rate cap agreement, which effectively caps the interest rate at 7.90%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The loan balance of $18.3 million was classified as current in the Consolidated Balance Sheet as of December 31, 2009.
On May 17, 2005, the Company entered into a $3.2 million loan agreement with Wachovia which is secured by the SpringHill Suites Pinehurst, NC and is scheduled to mature on June 10, 2010. The outstanding loan balance at December 31, 2009 of $2.9 million was classified as current in the Consolidated Balance Sheet as of December 31, 2009. The Company is pursuing opportunities to extend or refinance this mortgage loan.
Certain other mortgage debt will mature in 2010, but each has extension options available to the Company based upon certain conditions. Specifically, the loan agreement with IXIS secured by the Radisson and Crowne Plaza hotels located in Phoenix, AZ and the Crowne Plaza Pittsburgh Airport hotel initially matured on March 9, 2008. The Company exercised all three available extension options, which extended the loan maturity to March 9, 2011. To mitigate the risk of rising interest rates, the Company entered into an interest rate cap agreement, which effectively caps the interest rate at 7.45%. The Company has classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the remaining extension option.
The Company is also a party to a loan agreement which was originated by Goldman Sachs Commercial Mortgage Capital, L.P and is secured by 10 hotels. The initial term of this loan matured on May 1, 2009. However, three extensions of one year each were available to the Company and the first extension was exercised to extend the maturity date to May 1, 2010. To mitigate the risk of rising interest rates, the Company acquired an interest rate cap agreement capping LIBOR at 5.00%. In order to exercise the second extension, which will extend the maturity date to May 1, 2011, there must not be an existing event of default under the loan documents. No extension fee was payable in connection with the first extension option. In addition to the requirements above, an extension fee of 0.125% of the principal balance was payable in connection with the second and third extension options. The outstanding loan balance at December 31, 2009 was $130.0 million. The Company has classified this loan as long-term in the Consolidated Balance Sheet as of December 31, 2009 since the Company has the intent and ability to exercise the second extension option.
Concurrently with the execution of the Merger Agreement, on January 22, 2010, Hospitality, an affiliate of Purchaser, purchased the lender’s interest in Lodgian’s $130 million mortgage loan facility originally made by Goldman Sachs Commercial Mortgage Capital, L.P. An amendment to the loan was also concurrently entered into by Hospitality and Lodgian’s subsidiary borrowing entities which own the hotels securing the loan. The material terms of the loan amendment are summarized as follows:
•	Effective immediately, the cash lockbox provisions of the loan were amended to provide that excess cash flow from the mortgaged properties after debt service, reserves and operating expenses, will not be retained by the lender in an excess cash flow reserve account, but will instead be released to the borrowers on a monthly basis, even if the properties do not meet a previously required financial covenant test.

•	The deadline for Lodgian’s subsidiary which owns the Crowne Plaza Albany, New York, to complete certain renovation work was extended to May 1, 2010.

•	The allocated loan amounts for each of the properties securing the loan were readjusted.

•	Effective July 1, 2010, the margin over LIBOR used to determine the interest rate on the loan will be increased from 1.50% to 4.25%.

•	If the Merger Agreement is validly terminated for any reason other than as a result of a breach by Purchaser of any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that certain of Lodgian’s closing conditions set forth in the Merger Agreement would not be met, Lodgian’s subsidiary borrowing entities on the loan will be required, in their sole discretion, to either pay down the principal balance of the loan by $5 million, or to cause the Holiday Inn Monroeville, Pennsylvania property to be pledged as additional security for the loan. If the Holiday Inn Monroeville, Pennsylvania property is pledged as additional security for the loan, it may be subsequently released from the loan upon payment of a cash release price of $5 million.
On February 1, 2006, the Company entered into a $6.1 million loan agreement with Wachovia, which is secured by the Holiday Inn Palm Express Desert, CA. The loan agreement matures February 1, 2011 and bears a fixed rate of interest of 6.04%. The loan agreement is non-recourse to Lodgian, Inc., except in certain limited circumstances as set forth in the loan agreement. The outstanding balance at December 31, 2009 was $5.6 million.
In July 2009, the Company surrendered control of the Holiday Inn Phoenix, AZ to a court-appointed receiver. In November 2009, the Company surrendered control of the Crowne Plaza Worcester, MA to a court-appointed receiver. The Company believed that the hotels were worth substantially less than the mortgage debt encumbering the hotels and that it was unlikely that the value of the hotels would increase in the near or intermediate term. The hotels were deconsolidated upon surrender of control and, as a result, the assets and liabilities, including the related loan balances were excluded from the Consolidated Balance Sheet as of December 31, 2009. In accordance with the terms of the franchise agreement associated with the Crowne Plaza Worcester, the Company could be required to pay liquidated damages to the franchisor as a result of the surrender of control. The estimated potential liquidated damages totaled $1.3 million as of December 31, 2009. This amount is not reflected in the Company’s consolidated financial statements since the recognition criteria for contingencies as established by U.S. GAAP had not been met.
In May 2009, the Company defeased $6.7 million of the $52.7 million balance of one of the Merrill Lynch fixed rate loans, which was secured by seven hotels. The Company purchased $6.8 million of US Government treasury securities (“Treasury Securities”) to cover the monthly debt service payments under the terms of the loan agreement. The Treasury Securities were then substituted for the hotel that originally served as collateral for the defeased portion of the loan. The hotel was then sold. The Treasury Securities and the debt were assigned to an unaffiliated entity, which became liable for all obligations under the partially defeased portion of the original debt. The transaction was deemed a partial defeasance because the Company continues to be liable for the remaining (undefeased) portion of the debt. The defeased portion of the debt is no longer reflected in the Consolidated Balance Sheet. As a result of the defeasance, the Company recorded a $0.2 million Loss on Debt Extinguishment in discontinued operations.

Interest Rate Cap Agreements
As noted above, the Company entered into three agreements to manage its exposure to fluctuations in the interest rate on its variable rate debt. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company has not elected to follow the hedging provisions of FASB ASC 815 Derivatives (formerly referenced as SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities).
The aggregate fair value of the interest rate caps as of December 31, 2009 was approximately nil. The fair values of the interest rate caps are recognized in the accompanying balance sheet in other assets. Adjustments to the carrying values of the interest rate caps are reflected in interest expense. For the year ended December 31, 2009 the Company recorded adjustments of nil to the carrying values of the Company’s interest rate caps.
Future Loan Repayment Projections
Future scheduled principal payments on these long-term liabilities as of December 31, 2009 are as follows:

	Debt
	Obligations
	December 31, 2009	2010	2011	2012	2013	2014	Thereafter
Mortgage Debt :
Goldman Sachs (1)	$130,000	$—	$130,000	$—	$—	$—	$—
Merrill Lynch Fixed Rate Pool 1	34,471	34,471	—	—	—	—	—
Merrill Lynch Fixed Rate Pool 3 (2)	45,500	45,500	—	—	—	—	—
Merrill Lynch Fixed Rate Pool 4	34,648	914	977	32,757	—	—	—
IXIS (3)	20,679	299	20,380	—	—	—	—
IXIS — Holiday Inn Hilton Head, SC (4)	18,294	18,294	—	—	—	—	—
Wachovia — Holiday Inn Express Palm Desert, CA	5,645	129	5,516	—	—	—	—
Wachovia — SpringHill Suites by Marriott Pinehurst, NC	2,920	2,920	—	—	—	—	—

Total — Mortgage Debt	292,157	102,527	156,873	32,757	—	—	—

Other Long-term Liabilities:
Other Long-term Liabilities	1,236	218	309	126	125	125	333

	1,236	218	309	126	125	125	333

Total Debt Obligations	293,393	102,745	157,182	32,883	125	125	333
Less: Debt Obligations — Held for Sale	5,645	129	5,516	—	—	—	—

Total Debt Obligations — Held for Use	$287,748	$102,616	$151,666	$32,883	$125	$125	$333

(1)	As discussed in Note 9, the Goldman Sachs loan matured in 2009, with the option to extend the loan for three additional one-year periods. The first extension option was exercised, which extended the maturity to May 1, 2010. Management has the intent and ability to exercise the second option, which would extend the maturity to May 2, 2011.

(2)	As discussed in Note 9, this loan matured on October 1, 2009, following two short-term extensions. The Company surrendered control of the six hotels which secured this loan to a court-appointed receiver in February 2010.

(3)	As discussed in Note 9, this loan matured in March 2008, with 3 available one-year extensions. The Company exercised all options, which extended the loan to March 2011.

(4)	As discussed in Note 9, this loan matured in December 2007, with 3 available one-year extensions. The Company exercised all options, which extended the maturity to December 2010.
10. Total Equity
Treasury Stock
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
During 2009, 73,016 shares of nonvested stock awards vested, of which 21,603 were withheld to satisfy tax obligations and were added to Treasury Stock. The aggregate cost of these shares was approximately $45,000.
In 2007, the Company repurchased 1.3 million shares at an aggregate cost of $15.2 million under a $30 million share repurchase program, approved by the Company’s Board of Directors, which expired in August 2009 and 0.1 million shares at an aggregate cost of $1.9 million under a $15 million share repurchase program, approved by the Company’s Board of Directors, which expired in May 2007.

In 2008, the Company repurchased 1.5 million shares at an aggregate cost of $14.9 million fulfilling the remaining authority under the $30 million share repurchase program. In addition, the Company repurchased 0.6 million shares at an aggregate cost of $4.4 million under a $10 million share repurchase program, approved by the Company’s Board of Directors, which expired in April 2009.
The Company may use its treasury stock for the issuance of future stock-based compensation awards or for acquisitions.
Class B Warrants
Pursuant to the Joint Plan of Reorganization confirmed by the Bankruptcy Court in November 2002 the Company issued Class B warrants. The Class B warrants initially provided for the purchase of an aggregate of 343,122 shares of the common stock at an exercise price of $76.32 per share (after adjusting for the April 2004 reverse stock split) and expired on November 25, 2009.
11. Income Taxes
Provision for income taxes for the Company is as follows:

	2009			2008
	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$—	$—	$—	$—	$—
State and Local	273	—	273	72	—	72
Foreign	(196)	—	(196)	39	—	39

	$77	$—	$77	$111	$—	$111

Less: discontinued operations	(196)	—	(196)	31	—	31

	$273	$—	$273	$80	$—	$80

The components of the cumulative effect of temporary differences in the deferred income tax asset (liability) balances at December 31, 2009 and December 31, 2008 are as follows:

	2009			2008
	Total	Current	Non-Current	Total	Current	Non-Current
Property and equipment	$(17,822)	$—	$(17,822)	$(30,323)	$—	$(30,323)
Net operating loss carryforwards (“NOLs”)	95,083	—	95,083	86,650	—	86,650
Legal and workers’ compensation reserves	3,210	3,210	—	3,690	3,690	—
AMT and FICA credit carryforwards	2,698	—	2,698	2,596	—	2,596
Other operating accruals	959	959	—	1,163	1,163	—
Other	736	—	736	334	—	334

Total	$84,864	$4,169	$80,695	$64,110	$4,853	$59,257
Less valuation allowance	(84,864)	(4,169)	(80,695)	(64,110)	(4,853)	(59,257)

	$—	$—	$—	$—	$—	$—

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

	2009	2008
Federal income tax (benefit) charge at statutory federal rate	$(17,803)	$(4,037)
State income tax (benefit) charge, net	(2,272)	(577)
Non-deductible items	113	182
Foreign	(196)	39
Change in valuation allowance	20,235	4,504

	$77	$111
Less discontinued operations	(196)	31

Provision for income taxes	$273	$80

At December 31, 2009 and 2008, the Company had established a valuation allowance of $84.9 million and $64.1 million, respectively, to fully offset its net deferred tax asset. As a result of the Company’s history of losses, the Company believed that it was more likely than not that its net deferred tax asset would not be realized, and therefore, provided a valuation allowance to fully reserve against these amounts. Of this $84.9 million, the 2009 deferred tax asset was increased by $20.8 million with $12.4 million of the increase relating to impairment charges incurred for books and timing differences between book and tax depreciation, and $8.4 million related to net operating losses generated during the period.
At December 31, 2009, we have available net operating loss carryforwards of $244.7 million for federal income tax purposes, which will expire in years 2019 through 2029 if not utilized against taxable income. In addition, the Company has excess tax benefits related to current year stock option exercises subsequent to the adoption of the updated provisions of FASB ASC 718, Stock Compensation (formerly referenced as SFAS No. 123(R) a revision of SFAS No. 123 Accounting for Stock-Based Compensation) of $0.2 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.
Utilization of the net operating loss carryforwards and credit may be subject to an additional annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, along with similar state provisions. Lodgian has fully offset these losses with a valuation allowance. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Potential Net Unrealized Built in Losses (“NUBIL”) as a result of a potential ownership change would also be subject to that annual limitation.
In July 2006, the FASB updated the provisions of FASB ASC 740 Income Taxes (formerly referenced as Interpretation 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes). The updated provisions of FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740. The updated provisions of FASB ASC 740 applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on the Company’s best judgment given the facts, circumstances and information available at the reporting date. The updated provisions of FASB ASC 740 is effective for fiscal years beginning after December 15, 2006.
We adopted the provisions of the updated provisions of FASB ASC 740 with respect to all of our tax positions as of January 1, 2007. While the updated provisions of FASB ASC 740 was effective on January 1, 2007, the new standards apply to all open tax years. The only major tax jurisdiction in which we file income taxes is Federal. The tax years which are open for examination are calendar years ended 1998, 1999, 2000, 2001, 2003, 2004, and 2005 due to losses generated that may be utilized in current or future filings. Additionally, the statutes of limitation for calendar years ended 2006, 2007, 2008, and 2009 remain open. We have no significant unrecognized tax benefits; therefore, the adoption of the updated provisions of FASB ASC 740 had no impact on the Company’s financial statements. Additionally, no increases in unrecognized tax benefits are expected in the year 2009. Interest and penalties on unrecognized tax benefits will be classified as income tax expense if recorded in a future period.
12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	2009	2008	2007
Numerator:
Loss from continuing operations	$(50,349)	$(8,014)	$(5,236)
Less: Net loss (income) attributable to noncontrolling interest	1,537	—	(421)

Loss from continuing operations attributable to common stock	(48,812)	(8,014)	(5,657)
Loss from discontinued operations	(3,553)	(3,970)	(2,789)

Net loss attributable to common stock	$(52,365)	$(11,984)	$(8,446)

Denominator:
Basic and diluted weighted average shares	21,315	21,774	24,292

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stock	$(2.29)	$(0.37)	$(0.23)
Loss from discontinued operations	(0.17)	(0.18)	(0.11)

Net loss attributable to common stock	$(2.46)	$(0.55)	$(0.35)

The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 168,245 shares of common stock), the assumed vesting of 353,790 shares of nonvested stock, and the assumed issuance of 368,842 shares of Revised Plan nonvested stock awards in the computation of diluted loss per share for the year ended December 31, 2009 because their inclusion would have been antidilutive.
The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 174,911 shares of common stock), the assumed vesting of 133,474 shares of nonvested stock, the assumed issuance of 286,503 shares of Revised Plan nonvested stock awards, and the assumed vesting of Class B warrants (rights to acquire 343,122 shares of common stock) in the computation of diluted loss per share for the year ended December 31, 2008 because their inclusion would have been antidilutive.
The Company did not include the shares associated with the assumed exercise of stock options (options to acquire 212,408 shares of common stock), the assumed vesting of 115,191 shares of nonvested stock, and the assumed conversion of Class B warrants (rights to acquire 343,122 shares of common stock) in the computation of diluted loss per share for the year ended December 31, 2007 because their inclusion would have been antidilutive.
13. Commitments and Contingencies
Franchise Agreements and Capital Expenditures
The Company has entered into franchise agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have original terms of 10 to 20 years. The franchisors may require the Company to upgrade its facilities at any time to comply with its then current standards. Upon the expiration of the term of a franchise, the Company may apply for a franchise renewal. Costs incurred in connection with these agreements for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Continuing operations	$14,255	$16,372	$16,157
Discontinued operations	1,218	3,214	6,479

	$15,473	$19,586	$22,636

During the term of the franchise agreements, the franchisors may require us to upgrade facilities to comply with their current standards. The current franchise agreements terminate at various times and have differing remaining terms. For example, the terms of two, three and one (all of which are held for use) of the franchise agreements for our hotels are scheduled to expire in 2010, 2011, and 2012, respectively. As franchise agreements expire, we may apply for a franchise renewal or request a franchise extension. In connection with renewals, the franchisor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facilities, or the franchisor may elect not to renew the franchise. The costs incurred in connection with these agreements (excluding capital expenditures) are primarily monthly payments due to the franchisors based on a percentage of room revenues.
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
As of March 1, 2010, the Company was not in compliance with the franchise agreement for one hotel due to substandard guest satisfaction scores. If the hotel does not achieve scores above the required thresholds through December 2011, the hotel could be placed in default by the franchisor. The corporate operations team as well as the hotel’s general manager and associates have focused their efforts to cure this instance of non-compliance. The Company believes that it will cure the non-compliance, but cannot provide assurance that it will continue to be in compliance with its other franchise agreements or that it will be able to cure any current or future alleged instances of non-compliance and default prior to the specified termination dates or be granted additional time in which to cure any defaults or non-compliance.
If a franchise agreement is terminated, the Company will select an alternative franchisor, operate the hotel independently of any franchisor or sell the hotel. However, terminating or changing the franchise affiliation of a hotel could require the Company to incur significant costs, including franchise termination payments and capital expenditures associated with the change of a brand, and in certain circumstances could lead to acceleration of parts of indebtedness. This could materially and adversely affect the Company and its financial condition and results of operations. Also, the Company’s loan agreements generally prohibit a hotel from operating without a national franchise affiliation, and the loss of such an affiliation could trigger a default under one or more such agreements.
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
To comply with the requirements of its franchisors and to improve its competitive position in individual markets, the Company plans to spend between $8 and $11 million on its hotels in 2010, depending on the determined courses of action following our ongoing diligence and analysis. The Company spent $21.6 million on capital expenditures during 2009.
Letters of Credit
As of December 31, 2009, the Company had three irrevocable letters of credit totaling $5.3 million which were fully collateralized by cash. The cash is classified as restricted cash in the accompanying Consolidated Balance Sheets. The letters of credit serve as guarantee for self-insured losses and certain utility and liquor bonds and will expire in September 2010, November 2010, and January 2011, but may be renewed beyond those dates.
Self-insurance
The Company is self-insured up to certain limits with respect to employee medical, employee dental, property insurance, general liability insurance, personal injury claims, workers’ compensation and auto liability. The Company establishes liabilities for these self-insured obligations annually, based on actuarial valuations and its history of claims. If these claims escalate beyond the Company’s expectations, this could have a negative impact on its future financial condition and results of operations. As of December 31, 2009 and December 31, 2008, the Company had accrued $8.9 million and $10.4 million, respectively, for these liabilities.
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
Casualty gains (losses), net and business interruption insurance
All of the Company’s hotels are covered by property, casualty and business interruption insurance. The business interruption coverage begins on the date of closure and continues for nine months following the opening date of the hotel, to cover the revenue ramp-up period. The Company believes it has sufficient coverage for business interruption and to pay claims that may be asserted against the Company by guests or others.
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
At December 31, 2009, there were no outstanding claims for casualty and business interruption insurance.
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
Litigation
From time to time, as the Company conducts its business, legal actions and claims are brought against it. The outcome of these matters is uncertain. However, the Company believes that all currently pending matters will be resolved without a material adverse effect on its results of operations or financial condition.
On January 26, 2010, a putative class action was commenced in the Superior Court of Fulton County, Georgia against us, each of our directors, Purchaser and Merger Sub alleging that the Company’s board of directors breached its fiduciary duties to the Company’s stockholders in approving and adopting a merger agreement that allegedly contains preclusive deal protection measures and unfair merger consideration. The complaint further alleges that the Company, Purchaser and Merger Sub aided and abetted the Company’s board of directors in allegedly breaching its fiduciary duties. On February 23, 2010, the plaintiff amended his complaint to add claims that the members of The Company’s board breached their duties of disclosure by allegedly failing to disclose certain matters in the Schedule 14A Preliminary Proxy. The amended complaint seeks to enjoin the completion of the merger, an award of unspecified monetary damages and to recover certain costs incurred by the plaintiff. In addition, on January 29, 2010, a putative class action was commenced in the Court of Chancery of the State of Delaware by United Capital Corp. against the Company, each of the company’s directors, Purchaser, Merger Sub and Lone Star Funds, alleging that the Company’s board of directors breached its fiduciary duties to the Company’s stockholders by allegedly failing to obtain the highest price available for the Company’s stockholders, failing to adequately shop the Company and approving and adopting a merger agreement that allegedly contains preclusive deal protection measures. The complaint further alleges that Lone Star Funds aided and abetted the Company’s board of directors in allegedly breaching its fiduciary duties. The complaint seeks to enjoin the completion of the merger, an order compelling the board of directors to undertake a new sale process, an award of unspecified monetary damages and costs of litigation. In other papers filed with the Court, United Capital Corp. has asserted that it desires to make a bid for the Company but has not done so because of the allegedly preclusive deal protection measures contained in the merger agreement. The Company believes both lawsuits to be without merit and intends to defend them vigorously, including opposing any efforts to enjoin the proposed transaction.
Operating Leases
As of December 31, 2009, four hotels are located on land subject to long-term leases. Generally, these leases are for terms in excess of the depreciable lives of the buildings. The Company also has the right of first refusal on certain leases if a third party offers to purchase the land. The corporate office is subject to an operating lease through 2011. The Company pays fixed rents on some of these leases; on others, the Company has fixed rent plus additional rents based on a percentage of revenues or cash flow. Some of these leases are also subject to periodic rate increases. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes. Lease expense for the non-cancelable ground, parking and other leases for the year ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Continuing operations	$3,585	$3,239	$3,002
Discontinuing operations	3	255	406

Total operations	$3,588	$3,494	$3,408

At December 31, 2009, the future minimum commitments for non-cancelable ground, parking and office leases were as follows:

2010	$3,350
2011	3,001
2012	2,879
2013	2,653
2014	2,198
2015 and thereafter	64,558

$78,639

14. Employee Retirement Plans
The Company makes contributions to two multi-employer pension plans for 161 full and part-time employees located at two hotels covered by collective bargaining agreements. One of these agreements expired on October 31, 2009 as there is a dispute as to which union represents the unionized associates. The Company is waiting for the National Labor Relations Board to issue an appeal ruling on which union legally represents the union associates before addressing the expired collective bargaining agreement. The remaining collective bargaining agreement expires in April 2010. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amounts of which are not determinable at this time. The cost of pension contributions for the year ended December 31, 2009, December 31, 2008 and December 31, 2007 were as follows:

	2009	2008	2007
Continuing operations	$129	$131	$142
Discontinued operations	—	1	13

	$129	$132	$155

The Company adopted a 401(k) plan for the benefit of its non-union employees under which participating employees may elect to contribute up to 25% of their eligible compensation subject to annual dollar limits established by the Internal Revenue Service. The Company matches an employee’s elective contributions to the 401(k) plan, subject to certain conditions. These employer contributions vest immediately. Contributions to the 401(k) plan made by the Company for the year ended December 31, 2009, December 31, 2008 and December 31, 2007 were as follows:

	2009	2008	2007
Continuing operations	$412	$501	$606
Discontinued operations	32	64	185

	$444	$565	$791

15. Restructuring
In August 2007, the Company announced cost-reduction initiatives to improve future operating performance. These initiatives resulted in position eliminations in the Company’s corporate and regional operations staff as well as reductions in the hotel staff at certain locations. As a result, the Company recorded restructuring costs totaling $1.2 million, representing severance and related costs. All of the costs were paid or otherwise settled in 2007.

16. Subsequent Events
In March 2010, the Company received $0.7 million related to the condemnation of a portion of the Crowne Plaza Phoenix Airport. AZ property for a light rail project. The proceeds, after paying $0.1 million for restoration costs, were used to pay down the principal balance of the associated debt.
There were no subsequent events that required disclosure other than those that were disclosed in Notes 1, 2, 6, 9 and 13.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of January 22, 2010, by an among Lodgian, Purchaser and Merger Sub (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on January 22, 2010).

3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation of Lodgian, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

3.2	Amended and Restated Bylaws of Lodgian, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 1-14537), filed on March 9, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-113410), filed on June 4, 2004).

10.1	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and Daniel E. Ellis, dated July 20, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on July 23, 2009).

10.2	Amended and Restated Executive Employment Agreement between Lodgian, Inc. and James A. MacLennan dated March 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-14537), filed with the Commission on March 30, 2007).

10.3	Amended and Restated Separation Pay Agreement between Lodgian, Inc. and Joseph Kelly dated February 28, 2008 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 1-14537), filed with the Commission on March 13, 2009).

10.4	Restricted Stock Award Agreement between Lodgian, Inc. and James A. MacLennan dated March 1, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 3, 2006).

10.5	Amended and Restated 2002 Stock Incentive Plan of Lodgian, Inc. (as amended through April 24, 2007 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).

10.6	Form of Incentive Stock Option Award Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 1-14537), filed with the Commission on March 23, 2005).

10.7	Lodgian, Inc. 401(k) Plan, As Amended and Restated Effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 1-14537), filed with the Commission on August 8, 2007).

10.8	Executive Employment Agreement between Donna B. Cohen and Lodgian, Inc. dated March 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 30, 2007).

10.9	Form of Lodgian, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on March 20, 2009).

10.10	Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 1-14537), filed with the Commission on March 6, 2007).

10.12	Form of Indemnification Agreement between Lodgian, Inc. and its executive officers and directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-14537), filed with the Commission on February 10, 2009.)

Exhibit
Number	Description
21	Subsidiaries of Lodgian, Inc. **

23	Consent of Independent Registered Public Accounting Firm **

31.1	Sarbanes-Oxley Section 302 Certification by the CEO. **

31.2	Sarbanes-Oxley Section 302 Certification by the CFO. **

32	Sarbanes-Oxley Section 906 Certification by the CEO and CFO. **

**	Filed herewith.